Form 10-Q
period 1996-05-04
SHOE CARNIVAL INC
filed 1996-06-13
CIK 895447

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 4, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________  to _____________


                      Commission File Number:  0-21360

                            Shoe Carnival, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                 35-1736614
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

          8233 Baumgart Road
          Evansville, Indiana                         47711
(Address of principal executive offices)           (Zip Code)

                              (812) 867-6471
           (Registrant's telephone number, including area code)

                               NOT APPLICABLE
           (Former name, former address and former fiscal year, if
                        changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	Yes [X]	No [ ]


Common Stock, $.10 par value, 13,018,588 shares outstanding as of May 31, 1996.

                             Shoe Carnival, Inc.
                      Index to Financial Statements


                                                                          Page
                                                                          ----
Part I     Financial Information
           Item 1 - Financial Statements (Unaudited)
                    Condensed Balance Sheets                                 3
                    Condensed Statements of Income                           4
                    Condensed Statement of Shareholders' Equity              5
                    Condensed Statements of Cash Flows                       6
                    Notes to Condensed Financial Statements                7-8

           Item 2 - Management's Discussion and Analysis                  9-12

Part II    Other Information

           Item 6.  Exhibits and Reports on Form 8-K                        13


           Signature                                                        14

                            SHOE CARNIVAL, INC.
                        CONDENSED BALANCE SHEETS
                                Unaudited

                                          May 4,     February 3,  April 29,
                                           1996         1996         1995
                                        ---------    ----------   -----------
                                                   (In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents             $  1,607    $    900      $  2,324
  Accounts receivable                        912         986           496
  Notes receivable from shareholders          40          40            42
  Merchandise inventories                 61,197      62,699        69,828
  Deferred income tax benefit              1,070       1,820           695
  Other                                    3,622       4,660         1,968
                                        --------    --------      --------
Total Current Assets                      68,448      71,105        75,353
Property and equipment-net                31,044      31,160        31,254
                                        --------    --------      --------
Total Assets                            $ 99,492    $102,265      $106,607
                                        ========    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $  8,402    $ 12,783      $  9,230
  Accrued and other liabilities            7,491       7,504         5,147
  Current portion of long-term debt          650         612           583
                                        --------    --------      --------
Total Current Liabilities                 16,543      20,899        14,960
Long-term debt                            19,878      18,922        21,001
Deferred lease incentives                  1,668       1,948         1,938
Deferred income taxes                        911         925         1,664
                                        --------    --------      --------
Total Liabilities                         39,000      42,694        39,563
                                        --------    --------      --------
Shareholders' Equity:
  Common stock, $.10 par value, 50,000
   shares authorized, 13,019 shares
   and outstanding at May 4, 1996,
   February 3, 1996 and April 29, 1995     1,302       1,302         1,302
  Additional paid-in capital              60,035      60,035        60,035
  Retained earnings (deficit)               (845)     (1,766)        5,707
                                        --------    --------      --------
Total Shareholders' Equity                60,492      59,571        67,044
                                        --------    --------      --------
Total Liabilities and Shareholders'
  Equity                                $ 99,492    $102,265      $106,607
                                        ========    ========      ========


                 See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                      CONDENSED STATEMENTS OF INCOME
                                Unaudited

                                                   Thirteen       Thirteen
                                                 Weeks Ended     Weeks Ended
                                                 May 4, 1996    April 29, 1995
                                                ------------    --------------
                                         (In thousands, except per share data)

Net sales                                          $58,208         $55,063
Cost of sales (including buying, distribution
 and occupancy costs)                               41,859          40,868
                                                   -------         -------
Gross profit                                        16,349          14,195
Selling, general and administrative expenses        14,349          13,233
                                                   -------         -------
Operating income                                     2,000             962
Interest expense, net                                  439             483
                                                   -------         -------
Income before income taxes                           1,561             479
Income taxes                                           640             196
                                                   -------         -------
Net income                                         $   921         $   283
                                                   =======         =======
Net income per share                               $   .07         $   .02
                                                   =======         =======

Weighted average common shares and
  common equivalent shares outstanding              13,019          13,023
                                                   =======         =======



                See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
               CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                Unaudited



                                Common Stock    Additional   Retained
                             -----------------    Paid-In    Earnings
                              Shares    Amount    Capital    (Deficit)   Total
                              ------    ------    -------    --------    -----
                                                (In thousands)

Balance at February 3, 1996   13,019    $1,302    $60,035    $(1,766)  $59,571
  Net income                       0         0          0        921       921
                              ------    ------    -------    -------   -------
Balance at May 4, 1996        13,019    $1,302    $60,035    $  (845)  $60,492
                              ======    ======    =======    =======   =======



                See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                Unaudited
                                                   Thirteen       Thirteen
                                                  Weeks Ended    Weeks Ended
                                                  May 4, 1996   April 29, 1995
                                                 -------------  --------------
                                                         (In thousands)
Cash flows from operating activities:
  Net income                                         $  921         $  283
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   1,273          1,132
      Loss on retirement of assets                       48              0
      Deferred income taxes                             735             45
      Other                                             (41)           (59)
      Changes in operating assets and liabilities:
        Merchandise inventories                       1,503            542
        Accounts receivable                              74             65
        Accounts payable and accrued liabilities     (3,729)          (263)
        Other                                         1,036          1,485
                                                     ------        -------
Net cash provided by operating activities             1,820          3,230
                                                     ------        -------
Cash flows from investing activities:
 Purchases of property and equipment                 (1,719)        (1,444)
 Notes from shareholders                                  0             32
 Lease incentives                                      (241)           294
 Other                                                    0              3
                                                     ------        -------
Net cash used in investing activities                (1,960)        (1,115)
                                                     ------        -------
Cash flows from financing activities:
 Borrowings under lines of credit                    67,525         25,600
 Payments on lines of credit                        (66,525)       (27,000)
 Payments on capital lease obligations                 (153)          (150)
                                                     ------         ------
Net cash provided by (used in) financing
 activities                                             847         (1,550)
                                                     ------         ------
Net increase in cash and cash equivalents               707            565
Cash and cash equivalents at beginning of period        900          1,759
                                                     ------         ------
Cash and cash equivalents at end of period           $1,607         $2,324
                                                     ======         ======
Supplemental disclosures of cash flow information:
 Cash paid during period for interest                $  423         $  513
 Cash paid (refunded)during period for income taxes $(1,888)        $  196
Supplemental disclosure of noncash investing activities:
Capital lease obligations incurred                   $  147         $  110

                See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                Unaudited

Note 1 - Basis of Presentation
- - ------------------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1995 Annual Report.

Note 2 - Long-Term Debt
- - -----------------------

During fiscal 1995, the Company had an unsecured $40 million credit agreement (the "Credit Agreement") with a bank group which provided for a $30 million revolving line of credit and a $10 million line of credit reserved for the issuance of letters of credit. The Company was in violation of certain financial ratio covenants contained in the Credit Agreement for the year ended February 3, 1996. These covenant violations were waived by the bank group on April 3, 1996.

On April 10, 1996, the Credit Agreement, including the financial covenants contained therein, was amended, reducing the total credit facility to $35 million. Sublimits for cash borrowings and letter of credit issuances were eliminated under the amended Credit Agreement. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 1.0% to 2.0%, depending on the Company's achievement of certain performance criteria. A commitment fee of .25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios, and a limitation on the payment of dividends. The most restrictive covenant limits capital expenditures to $8 million in fiscal 1996. The Company was in compliance with all covenants in the amended agreement for the quarter ended May 4, 1996, and expects to maintain compliance for the remainder of fiscal 1996. The Credit Agreement expires on November 14, 1997.

Note 3 - Restructuring Charge
- - -----------------------------
In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges related to its plan to close a total of nine unprofitable stores. Of the nine stores, one was closed in January 1995, four in the first quarter of 1996 and two in May 1996. The remaining two stores are expected to be closed during the remainder of 1996. An analysis of the amounts charged against the reserve are outlined in the following table:

                                               Thirteen
                                             Weeks Ended
                                             May 4, 1996
                                            -------------
                                            (In thousands)
Beginning restructuring reserve                $3,468

Costs applied against reserve:
  Store closing and lease termination costs      (764)
  Equipment and leasehold improvements
    write-offs                                   (662)
                                               ------
Ending restructuring reserve                   $2,042
                                               ======

In the aggregate, the eight stores expected to be closed in 1996 generated sales of $9.6 million and operating losses of $1.8 million (including depreciation expense of $375,000) during 1995. For the first quarter of 1996 these eight stores generated sales of $2.6 million compared to $2.2 million in the first quarter of 1995. An aggregate loss of approximately $1 million was incurred in the operations of the stores in the first quarter of 1996, compared to an aggregate loss of approximately $300,000 incurred by these stores in the first quarter of 1995.

Total cash expenditures of $1 million in the first quarter of 1996 consisted of $764,000 for lease termination and store closing costs and $276,000 for the repayment of lease incentives which were recorded as a deferred liability. Expected cash requirements for the remainder of 1996 of $1.5 million are for the lease termination and store closing costs of $1.3 million and for the repayment of $200,000 of lease incentives.

The restructuring charges include management's best estimates of amounts required to be paid for store closing and lease termination costs. The total amount of the cash payments ultimately required could differ materially from the amounts recorded.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------
                      Number of Stores         Store Square Footage
               ------------------------------  --------------------
               Beginning               End Of    Net        End     Comparable
Quarter Ended  of Period Opened Closed Period  Change   of Period  Store Sales
- - -------------  --------- ------ ------ ------  -------  ---------  -----------
May 4,1996         95       2      4     93    (2,000)  1,022,000     (4.4%)
April 29,1995      86       3      0     89    30,000     962,000     (9.2%)


Restructuring
- - -------------

In the fourth quarter of 1995 the Company's management adopted a plan to close eight unprofitable stores during its 1996 fiscal year. Four stores were closed in the first quarter of 1996 and two additional stores were closed on May 15, 1996. Sales generated by the eight stores which have either been closed or are expected to be closed were $2.6 million in the first quarter of 1996, compared to $2.2 million in the first quarter of 1995. An aggregate loss of approximately $1 million was incurred in the operation of these eight stores in the first quarter of 1996, compared to an aggregate loss of approximately $300,000 incurred by these stores in the first quarter of 1995.

The reserve established for expected restructuring costs was $3.5 million at February 3, 1996. Costs incurred by the Company and applied against such reserve were $1.4 million in the first quarter of 1996, including $662,000 for the write-off of fixed assets. Cash expenditures for lease termination and store closing costs and the repayment of lease incentives were $1.0 million in the first quarter. (See Note 3 of Notes to Condensed Financial Statements)

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                  Thirteen        Thirteen
                                                 Weeks Ended     Weeks Ended
                                                 May 4, 1996    April 29, 1995
                                                -------------   --------------
Net sales                                          100.0%            100.0%
Cost of sales (including buying,
  distribution and occupancy costs                  71.9              74.2
                                                   ------            ------
Gross profit                                        28.1              25.8
Selling, general and administrative
  expenses                                          24.6              24.0
                                                   ------            ------
Operating income                                     3.5               1.8
Interest expense                                      .8                .9
                                                   ------            ------

Income before income taxes                           2.7                .9
Income taxes                                         1.1                .4
                                                   ------            ------
Net income                                           1.6%               .5%
                                                   ======            ======

Net Sales
- - ---------

Net sales increased $3.1 million to $58.2 million in the first quarter of 1996, a 5.7% increase over net sales of $55.1 million in the comparable prior year period. The increase was attributable to sales generated by nine new stores opened in 1995, two new stores opened in the first quarter of 1996, and an increase in sales generated by stores in which the Company is conducting store closing sales, partially offset by a comparable store sales decrease of 3.0% when compared to the thirteen week quarter ended April 29, 1995. Due to the inclusion of 53 weeks in the Company's 1995 fiscal year, the ending date of each quarter in 1996 is one week later than the ending date of each quarter in 1995. On a comparable week basis, comparable store sales declined by 4.4%. Comparable store sales results exclude in both years the sales generated by stores the Company has either closed or expects to close in 1996.

Sales of private label and non-name brand footwear constituted 16.0% of total footwear sales in the first quarter of 1996 as compared with 21.2% in the prior year quarter. This reduction is due to the Company's strategy of reducing the percentage of women's private label footwear inventory relative to the total women's inventory.

Gross Profit
- - ------------

Gross profit increased $2.2 million to $16.4 million in the first quarter of 1996, a 15.2% increase over gross profit of $14.2 million in the comparable prior year period. The Company's gross profit margin increased to 28.1% from 25.8%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.1%. The increase in merchandise gross profit margin of 2.2% of sales resulted primarily from increased gross profit margins on the sale of men's and women's private label footwear.

Selling, General and Administrative Expenses
- - --------------------------------------------

Selling, general and administrative expenses increased $1.1 million to $14.3 million in the first quarter of 1996 from $13.2 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.6% as a result of higher store-level labor costs and the effect of the comparable store sales decrease, partially offset by lower advertising costs. Total pre-opening costs for the two stores opened in the first quarter of 1996 were $240,000 or 0.4% of sales, as compared to $159,000 or 0.3% of sales, for the three stores opened in the first quarter of 1995.

Interest Expense
- - ----------------

The reduction in net interest expense to $439,000 in the first quarter of 1996 from $483,000 in the first quarter of 1995 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes
- - ------------

The effective income tax rate of 41.0% in the first quarters of 1996 and 1995 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources
- - -------------------------------

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $1.8 million during the first quarter of 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $2.9 million in the first quarter of 1996.

Working capital increased to $51.9 million at May 4, 1996 from $50.2 million at February 3, 1996 and the current ratio improved to 4.1 to 1 from 3.4 to 1. Long-term debt as a percentage of total capital was 24.7% at May 4, 1996, compared to 24.1% at February 3, 1996.

Capital expenditures were $1.9 million in the first quarter of 1996 (including $147,000 of capital lease assets). Of these expenditures, approximately $817,000 was incurred for new stores. The remaining capital expenditures in the first quarter of 1996 were primarily for the remodeling of certain stores

The Company intends to open approximately five stores in 1996, including the two stores opened in the first quarter. Two stores are expected to be opened in the second quarter of 1996. The Company opened three stores in the first quarter of 1995 and no stores in the second quarter of 1995.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectations of the store and the timing of the new store opening. Capital expenditures for the new stores are expected to average approximately $450,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. In addition, pre-opening expenses, such as advertising, salaries, supplies and utilities, typically average $60,000 to $70,000 per store.

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at May 4, 1996 were $18.3 million and $4.3 million, respectively.

The credit agreement to which the credit facility is subject contains certain restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends. The most restrictive covenants limit capital expenditures to $8 million in fiscal 1996 and require a minimum net worth (as defined) of $59.5 million at the end of the first and second quarters and $60.0 million at the end of the third and fourth quarters of 1996. The Company was in compliance with all covenants at May 4, 1996.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Seasonality
- - -----------

The Company's quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to opening of a new store are charged to expense in the month the store is opened. Therefore, the Company's results of operations may be adversely affected in any quarter in which the Company opens new stores.

The Company has three distinct selling periods: Easter, back-to-school and Christmas.

                           SHOE CARNIVAL, INC.
                       PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            (4)  (viii) Fifth Amendment to Amended and            (Page 15)
                 Restated Credit Agreement and Promissory
                 Notes dated April 10, 1996 (excluding
                 exhibits and schedules which will be
                 presented upon request)

           (12)  Financial Data Schedule                          (Page 25)

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended May 4,
            1996

                            SHOE CARNIVAL, INC.
                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:  June 12, 1996                                 SHOE CARNIVAL, INC.
                                                        (Registrant)





                                                 By:  /s/ W. Kerry Jackson
                                                     ______________________
                                                         W. Kerry Jackson
                                                 Vice President - Controller
                                                 and Chief Accounting Officer