Form 10-Q
period 1996-08-03
SHOE CARNIVAL INC
filed 1996-09-17
CIK 895447

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 3, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________  to _____________


                      Commission File Number:  0-21360

                            Shoe Carnival, Inc.
           (Exact name of registrant as specified in its charter)

           Indiana                                 35-1736614
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

          8233 Baumgart Road
          Evansville, Indiana                         47711
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


Common Stock, no par value, 13,022,133 shares outstanding as of August 31, 1996.

                          Shoe Carnival, Inc.
                      Index to Financial Statements


                                                                          Page
                                                                          ----
Part I     Financial Information

           Item 1 - Financial Statements (Unaudited)
                    Condensed Balance Sheets                                 3
                    Condensed Statements of Income                           4
                    Condensed Statement of Shareholders' Equity              5
                    Condensed Statements of Cash Flows                       6
                    Notes to Condensed Financial Statements                7-8

           Item 2 - Management's Discussion and Analysis                  9-13

Part II    Other Information

           Item 4.  Submission of Matters to Vote of Security Holders       14

           Item 6.  Exhibits and Reports on Form 8-K                        14


           Signature                                                        15

                          SHOE CARNIVAL, INC.
                        CONDENSED BALANCE SHEETS
                                Unaudited

                                         August 3,   February 3,   July 29,
                                           1996         1996         1995
                                        ---------    ----------   -----------
                                                   (In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents             $  1,584      $    900      $  1,335
  Accounts receivable                      1,036           986           407
  Notes receivable from shareholders          40            40            42
  Merchandise inventories                 64,662        62,699        76,461
  Deferred income tax benefit                811         1,820           643
  Other                                    3,360         4,660         2,241
                                        --------      --------      --------
Total Current Assets                      71,493        71,105        81,129
Property and equipment-net                31,192        31,160        30,811
                                        --------      --------      --------
Total Assets                            $102,685      $102,265      $111,940
                                        ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $ 18,596      $ 12,783      $ 18,625
  Accrued and other liabilities            5,928         7,504         5,417
  Current portion of long-term debt          664           612           571
                                        --------      --------      --------
Total Current Liabilities                 25,188        20,899        24,613
Long-term debt                            13,472        18,922        15,856
Deferred lease incentives                  1,624         1,948         2,025
Deferred income taxes                      1,001           925         1,777
                                        --------      --------	     --------
Total Liabilities                         41,285        42,694        44,271
                                        --------      --------      --------
Shareholders' Equity:
  Common stock, $.00 and $.10 par value,
   50,000 shares authorized, shares
   issued and outstanding 13,022 at
   August 3, 1996 and 13,019 at
   February 3, 1996 and July 29, 1995          0         1,302         1,302
  Additional paid-in capital              61,353        60,035        60,035
  Retained earnings (deficit)                 47        (1,766)        6,332
                                        --------      --------      --------
Total Shareholders' Equity                61,400        59,571        67,669
                                        --------      --------      --------
Total Liabilities and Shareholders'
  Equity                                $102,685      $102,265      $111,940
                                        ========      ========      ========

                    See Notes to Condensed Financial Statements

                          SHOE CARNIVAL, INC.
                      CONDENSED STATEMENTS OF INCOME
                                Unaudited

                        Thirteen       Thirteen     Twenty-six	    Twenty-six
                      Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                     August 3, 1996 July 29, 1995 August 3, 1996 July 29, 1995
                     -------------- ------------- -------------- -------------
                                (In thousands, except per share data)

Net sales                $   57,597    $   55,483     $  115,805    $  110,546
Cost of sales (including
buying, distribution and
occupancy costs)             41,669        40,638         83,528        81,506
                         ----------    ----------     ----------    ----------
Gross profit                 15,928        14,845         32,277        29,040
Selling, general and
administrative expenses      14,086        13,434         28,435        26,667
                         ----------    ----------     ----------    ----------
Operating income              1,842         1,411          3,842         2,373
Interest expense, net           332           351            771           834
                         ----------    ----------     ----------    ----------
Income before income
taxes                         1,510         1,060          3,071         1,539
Income taxes                    619           435          1,259           631
                         ----------    ----------     ----------    ----------
Net income               $      891    $      625     $    1,812    $      908
                         ==========    ==========     ==========    ==========
Net income per share     $      .07    $      .05     $      .14    $      .07
                         ==========    ==========     ==========    ==========

Weighted average common
shares and common
equivalent shares
outstanding              13,021,086    13,051,931     13,019,845    13,037,630
                         ==========    ==========     ==========    ==========


                     See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
               CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                Unaudited



                                Common Stock    Additional   Retained
                              ----------------    Paid-In    Earnings
                              Shares    Amount    Capital    (Deficit)   Total
                              ------    ------    -------    --------    -----
                                              (In thousands)

Balance at February 3, 1996   13,019    $1,302    $60,035    $(1,766)  $59,571
  Employee Stock Purchase
    Plan purchases                 3         0         16          0        16
  Elimination of par value              (1,302)     1,302
  Net income                       0         0          0      1,812     1,812
                              ------    ------    -------    -------   -------
Balance at August 3, 1996     13,022    $    0    $61,353    $    47   $61,400
                              ======    ======    =======    =======   =======



                  See Notes to Condensed Financial Statements

                          SHOE CARNIVAL, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                Unaudited
                                                 Twenty-six       Twenty-six
                                                 Weeks Ended      Weeks Ended
                                                August 3, 1996   July 29, 1995
                                                --------------   -------------
                                                         (In thousands)
Cash flows from operating activities:
  Net income                                           $ 1,812        $   908
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      2,538          2,265
      Loss on retirement of assets                         219              0
      Deferred income taxes                              1,084            210
      Other                                                (84)          (122)
      Changes in operating assets and liabilities:
        Merchandise inventories                         (1,963)        (6,091)
        Accounts receivable                                (50)           155
        Accounts payable and accrued liabilities         5,273          9,401
        Other                                            1,299          1,217
                                                      --------       --------
Net cash provided by operating activities               10,128          7,943
                                                      --------       --------
Cash flows from investing activities:
 Purchases of property and equipment                    (3,661)        (2,134)
 Notes from shareholders                                     0             32
 Lease incentives                                         (241)           444
 Other                                                       2             (2)
                                                      --------       --------
Net cash used in investing activities                   (3,900)        (1,660)
                                                      --------       --------
Cash flows from financing activities:
 Borrowings under lines of credit                       97,025         47,400
 Payments on lines of credit                          (102,275)       (53,800)
 Payments on capital lease obligations                    (310)          (307)
 Proceeds from issuance of stock                            16              0
                                                      --------       --------
Net cash used in financing activities                   (5,544)        (6,707)
                                                      --------       --------
Net increase (decrease) in cash and cash equivalents       684           (424)
Cash and cash equivalents at beginning of period           900          1,759
                                                      --------       --------
Cash and cash equivalents at end of period             $ 1,584        $ 1,335
                                                      ========       ========
Supplemental disclosures of cash flow information:
 Cash paid during period for interest                  $   815        $   965
 Cash paid (refunded) during period for income taxes   $(2,046)       $   268
Supplemental disclosure of noncash investing activities:
Capital lease obligations incurred                     $   162        $   110


                  See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                Unaudited

Note 1 - Basis of Presentation
- ------------------------------

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

Note 2 - Long-Term Debt
- -----------------------

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

On April 10, 1996, the Credit Agreement, including the financial covenants contained therein, was amended, reducing the total credit facility to $35 million. Sublimits for cash borrowings and letter of credit issuances were eliminated under the amended Credit Agreement. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 1.0% to 2.0%, depending on the Company's achievement of certain performance criteria. A commitment fee of .25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios, and a limitation on the payment of dividends. The most restrictive covenant limits capital expenditures to $8 million in fiscal 1996. The Company was in compliance with all covenants in the amended agreement for the quarter ended August 3, 1996, and expects to maintain compliance for the remainder of fiscal 1996. The Credit Agreement expires on November 14, 1997.

Note 3 - Restructuring Charge
- -----------------------------

In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges related to its plan to close a total of nine unprofitable stores. Of the nine stores, one was closed in January 1995, six in the first half of 1996 and one in September 1996. The remaining store is expected to be closed during the fourth quarter of 1996. An analysis of the amounts charged against the reserve are outlined in the following table:

                                                    Thirteen
                                                   Weeks Ended
                                                  August 3, 1996
                                                 ---------------
                                                 (In thousands)

Restructuring reserve at May 4, 1996                $2,042

Costs applied against reserve:
  Store closing and lease termination costs           (368)
  Equipment and leasehold improvements
    write-offs                                        (371)
                                                    ------
Restructuring reserve at August 3, 1996             $1,303
                                                    ======

Sales generated by the eight stores which have either been closed or are expected to be closed were $574,000 in the second quarter of 1996 and $3.2 million for the first half of 1996, compared to $2.3 million in the second quarter of 1995 and $4.5 million for the first half of 1995. An aggregate loss of approximately $180,000 was incurred in the operation of these eight stores in the second quarter of 1996 and $1.2 million for the first half of 1996, compared to an aggregate loss of approximately $400,000 incurred by these stores in the second quarter of 1995 and $700,000 for the first half of 1995.

Total cash expenditures of $384,000 in the second quarter of 1996 consisted of $368,000 for lease termination and store closing costs and $16,000 for the repayment of lease incentives which were recorded as a deferred liability. Expected cash requirements for the remainder of 1996 of $1.1 million are for the lease termination and store closing costs of $900,000 and for the repayment of $200,000 of lease incentives.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
                        Number of Stores      Store Square Footage
               ------------------------------ --------------------
               Beginning               End Of    Net       End of  Comparable
Quarter Ended  of Period Opened Closed Period  Change      Period  Store Sales
- -------------- --------- ------ ------ ------  -------    -------  -----------
May 4, 1996        95      2       4      93   (2,000)  1,022,000    (4.4%)
August 3, 1996     93      2       2      93    2,000   1,024,000    (3.2%)
Year-to-date       95      4       6      93        0   1,024,000    (3.8%)

April 29, 1995     87      3       1      89   22,000     962,000    (9.2%)
July 29, 1995      89      0       0      89        0     962,000    (5.4%)
Year-to-date       87      3       1      89   22,000     962,000    (7.2%)

Restructuring
- -------------

In the fourth quarter of 1995 the Company's management adopted a plan to close eight unprofitable stores during its 1996 fiscal year. Six stores were closed in the first half of 1996.

The reserve established for expected restructuring costs was $3.5 million at February 3, 1996. Costs incurred by the Company and applied against such reserve were $2.2 million in the first six months of 1996, including $1.0 million for the write-off of fixed assets. Cash expenditures for lease termination and store closing costs and the repayment of lease incentives were $1.4 million in the first six months. (See Note 3 of Notes to Condensed Financial Statements)

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                       Thirteen      Thirteen      Twenty-six    Twenty-six
                      Weeks Ended   Weeks Ended    Weeks Ended   Weeks Ended
                     August 3, 1996 July 29, 1995 August 3, 1996 July 29, 1995
                     -------------- ------------- -------------- -------------
Net sales                    100.0%        100.0%         100.0%        100.0%
Cost of sales (including
buying, distribution and
occupancy costs               72.3          73.2           72.1          73.7
                             ------        ------         ------        ------
Gross profit                  27.7          26.8           27.9          26.3
Selling, general and
administrative expenses       24.5          24.3           24.6          24.1
                             ------        ------         ------        ------

Operating income               3.2           2.5            3.3           2.2
Interest expense                .6            .6             .6            .8
                             ------        ------         ------        ------

Income before income taxes     2.6           1.9            2.7           1.4
Income taxes                   1.1            .8            1.1            .6
                             ------        ------         ------        ------
Net income                     1.5%          1.1%           1.6%           .8%
                             ======        ======         ======        ======

Net Sales
- ---------

Net sales increased $2.1 million to $57.6 million in the second quarter of 1996, a 3.8% increase over net sales of $55.5 million in the comparable prior year period. The increase was attributable to sales generated by nine new stores opened in 1995 and the four new stores opened in 1996, partially offset by the reduction in sales for the six stores closed during the first half of 1996 and a comparable store sales decrease of 2.2% when compared to the thirteen week quarter ended July 29, 1995. Due to the inclusion of 53 weeks in the Company's 1995 fiscal year, the ending date of each quarter in 1996 is one week later than the ending date of each quarter in 1995. On a comparable week basis, comparable store sales declined by 3.2%. Comparable store sales results exclude in both years the sales generated by stores the Company has either closed or expects to close in 1996.

Sales of private label and non-name brand footwear constituted 16.7% of total footwear sales in the second quarter of 1996 as compared with 19.7% in the prior year quarter. This reduction is due to the Company's strategy of reducing the percentage of women's private label footwear inventory relative to the total women's inventory.

Net sales increased $5.3 million to $115.8 million in the first six months of 1996, a 4.8% increase over net sales of $110.5 million in the comparable prior year period. The increase was attributable to the sales generated by the new stores opened in 1995 and 1996, partially offset by the reduction in sales for the six stores closed during 1996 and a comparable store sales decrease of 2.6% when compared to the twenty-six weeks ended July 29, 1995. On a comparable week basis, comparable store sales declined by 3.8%. Sales of private label and non-name brand footwear constituted 16.4% of total footwear sales in the first six months of 1996 as compared with 20.5% in the comparable prior year period.

Gross Profit
- ------------

Gross profit increased $1.1 million to $15.9 million in the second quarter of 1996, a 7.3% increase over gross profit of $14.8 million in the comparable prior year period. The Company's gross profit margin increased to 27.7% from 26.8%. As a percentage of sales, merchandise gross profit margin increased 0.6% and buying, distribution and occupancy costs decreased 0.3%. The increase in merchandise gross profit margin resulted primarily from increased gross profit margins on the sale of men's and women's private label footwear.

Gross profit increased $3.2 million to $32.3 million in the first six months of 1996, an 11.1% increase over gross profit of $29.0 million in the comparable prior year period. The Company's gross profit margin increased to 27.9% from 26.3%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.2% and merchandise gross profit margin increased 1.4%.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses increased $625,000 to $14.1 million in the second quarter of 1996 from $13.4 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.2% as a result of new store pre-opening costs and the write-off of abandoned fixed assets associated with the remodeling of certain stores to incorporate the Company's new store design. Total pre-opening costs for the two stores opened in the second quarter of 1996 were $132,000 or 0.2% of sales. No stores were opened, and no pre-opening costs were incurred, in the second quarter of 1995.

Selling, general and administrative expenses increased $1.8 million to $28.4 million in the first six months of 1996 from $26.7 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.5% as a result of higher store-level labor costs, the write-off of abandoned fixed assets associated with the remodeling of certain stores to incorporate the Company's new store design and the effect of the comparable store sales decrease, partially offset by lower advertising costs. Total pre-opening costs for the four stores opened in the first six months of 1996 were $371,000 or 0.3% of sales, as compared to $159,000 or 0.1% of sales, for the three stores opened in the first six months of 1995.

Interest Expense
- ----------------

The reduction in net interest expense in the second quarter and the first six months of 1996 as compared with the second quarter and the first six months of 1995 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes
- ------------

The effective income tax rate of 41.0% in the second quarters and the first six months of 1996 and 1995 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $10.1 million during the first six months of 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $5.6 million in the first six months of 1996. The decrease in working capital to $46.3 million at August 3, 1996 from $50.2 million at February 3, 1996 resulted from the reduction of long-term debt of $5.6 million, including net payments against the revolving credit facility in the amount of $5.3 million. Long-term debt as a percentage of total capital was 18.0% at August 3, 1996, compared to 24.1% at February 3, 1996.

Capital expenditures were $3.8 million in the first six months of 1996 (including $162,000 of capital lease assets). Of these expenditures, approximately $1.6 million was incurred for new stores. The remaining capital expenditures in the first six months of 1996 were primarily for the remodeling of certain stores and computer equipment.

The Company intends to open approximately five stores in 1996, including the two stores opened in each of the first and second quarters. The Company opened three stores in the first quarter of 1995 and no stores in the second quarter of 1995.

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

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at August 3, 1996 were $12.0 million and $6.9 million, respectively.

The credit agreement to which the credit facility is subject contains certain restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends. The most restrictive covenants limit capital expenditures to $8 million in fiscal 1996 and require a minimum net worth (as defined) of $59.5 million at the end of the first and second quarters and $60.0 million at the end of the third and fourth quarters of 1996. The Company was in compliance with all covenants at August 3, 1996.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Seasonality
- -----------

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

                           SHOE CARNIVAL, INC.
                       PART II - OTHER INFORMATION

Item 4.     Submission of Matters to Vote of Security Holders

            The annual meeting of the common shareholders of the Company was held on June 14, 1996.

            Election of Directors

            J. Wayne Weaver and Gerald W. Schoor were each elected at the annual meeting to serve as a Director of the Company for a three year term. Mr. Weaver received 12,223,257 votes in favor of his election and 33,594 against. Mr. Schoor received 12,218,007 votes in favor of his election and 38,844 against.

            Other Matters Voted Upon at the Meeting

            Deloitte & Touche LLP was appointed as auditor for the Company for 1996. 12,228,958 votes were cast in favor, 12,120 votes were cast against and 15,773 abstentions were recorded with respect to such appointment.

            Shareholders approved a Plan and agreement of Merger between the Company and a wholly-owned subsidiary to effect a change in the state of incorporation from Delaware to Indiana. 9,663,885 votes were cast in favor, 493,127 votes were cast against, 12,315 abstentions and 2,087,524 broker non-votes were recorded with respect to such approval.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

           (12)  Financial Data Schedule

       (b)  Reports on Form 8-K

            A report on Form 8-K was filed by the Company on July 17, 1996 to report that effective July 16, 1996 the Company merged with and into a wholly-owned subsidiary to effect a change in the state of incorporation from Delaware to Indiana.

                           SHOE CARNIVAL, INC.
                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:  September 16, 1996                          SHOE CARNIVAL, INC.
                                                        (Registrant)





                                                 By:  /s/ W. Kerry Jackson
                                                     ______________________
                                                         W. Kerry Jackson
                                                 Vice President - Controller
                                                 and Chief Accounting Officer