Form 10-Q
period 1996-11-02
SHOE CARNIVAL INC
filed 1996-12-16
CIK 895447

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 2, 1996


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


Common Stock, no par value, 13,027,656 shares outstanding as of November 30, 1996.

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

                            SHOE CARNIVAL, INC.
                        CONDENSED BALANCE SHEETS
                                Unaudited

                                         November 2,  February 3,  October 28,
                                             1996         1996         1995
                                         -----------  -----------  -----------
                                                   (In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                $  1,414     $    900     $  1,083
  Accounts receivable                           930          986          676
  Notes receivable from shareholders             40           40           42
  Merchandise inventories                    65,759       62,699       70,979
  Deferred income tax benefit                   797        1,820          941
  Other                                         333        4,660        1,870
                                           --------     --------     --------
Total Current Assets                         69,273       71,105       75,591
Property and equipment-net                   30,686       31,160       30,579
                                           --------     --------     --------
Total Assets                               $ 99,959     $102,265     $106,170
                                           ========     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $ 14,239     $ 12,783     $ 10,051
  Accrued and other liabilities               6,601        7,504        4,414
  Current portion of long-term debt             676          612          581
                                           --------     --------     --------
Total Current Liabilities                    21,516       20,899       15,046
Long-term debt                               12,398       18,922       18,737
Deferred lease incentives                     1,514        1,948        1,962
Deferred income taxes                           910          925        2,122
                                           --------     --------     --------
Total Liabilities                            36,338       42,694       37,867
                                           --------     --------     --------
Shareholders' Equity:
  Common stock, no and $.10 par value,
   50,000 shares authorized, shares
   issued and outstanding 13,028 at
   November 2, 1996 and 13,019 at
   February 3, 1996 and October 28, 1995          0        1,302        1,302
  Additional paid-in capital                 61,378       60,035       60,035
  Retained earnings (deficit)                 2,243       (1,766)       6,966
                                           --------     --------     --------
Total Shareholders' Equity                   63,621       59,571       68,303
                                           --------     --------     --------
Total Liabilities and Shareholders'
  Equity                                   $ 99,959     $102,265     $106,170
                                           ========     ========     ========

                   See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                      CONDENSED STATEMENTS OF INCOME
                                Unaudited

                             Thirteen     Thirteen   Thirty-nine  Thirty-nine
                           Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                           November 2,  October 28,  November 2,  October 28,
                               1996        1995          1996         1995
                           -----------  -----------  -----------  -----------
                                (In thousands, except per share data)

Net sales                    $  63,882   $   60,166   $  179,687   $  170,712
Cost of sales (including
buying, distribution and
occupancy costs)                44,864       43,882      128,392      125,388
                            ----------   ----------   ----------   ----------
Gross profit                    19,018       16,284       51,295       45,324
Selling, general and
administrative expenses         15,047       14,784       43,482       41,451
                            ----------   ----------   ----------   ----------
Operating income                 3,971        1,500        7,813        3,873
Interest expense, net              248          367        1,019        1,201
                            ----------   ----------   ----------   ----------
Income before income
taxes                            3,723        1,133        6,794        2,672
Income taxes                     1,526          499        2,785        1,130
                            ----------   ----------   ----------   ----------
Net income                   $   2,197   $      634   $    4,009   $    1,542
                            ==========   ==========   ==========   ==========
Net income per share         $     .17   $      .05   $      .31   $      .12
                            ==========   ==========   ==========   ==========

Weighted average common
shares and common
equivalent shares
outstanding                 13,027,648   13,028,582   13,022,427   13,034,574
                            ==========   ==========   ==========   ==========

                 See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
               CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                Unaudited



                                Common Stock    Additional   Retained
                              ----------------    Paid-In    Earnings
                              Shares    Amount    Capital    (Deficit)   Total
                              ------    ------    -------    --------    -----
                                              (In thousands)

Balance at February 3, 1996   13,019    $1,302    $60,035    $(1,766)  $59,571
  Employee Stock Purchase
    Plan purchases                 9                   41                   41
  Elimination of par value              (1,302)     1,302
  Net income                                                   4,009     4,009
                              ------    ------    -------    -------   -------
Balance at November 2, 1996   13,028    $    0    $61,378    $ 2,243   $63,621
                              ======    ======    =======    =======   =======

                  See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                Unaudited
                                                     Thirty-Nine  Thirty-Nine
                                                     Weeks Ended  Weeks Ended
                                                     November 2,  October 28,
                                                        1996         1995
                                                     -----------  -----------
                                                           (In thousands)
Cash flows from operating activities:
  Net income                                           $   4,009    $   1,542
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        3,870        3,410
      Loss on retirement of assets                           274            0
      Deferred income taxes                                1,008          257
      Other                                                 (132)        (185)
      Changes in operating assets and liabilities:
        Merchandise inventories                           (3,060)        (609)
        Accounts receivable                                3,582         (114)
        Accounts payable and accrued liabilities           1,765         (176)
        Other                                                799        1,578
                                                        --------     --------
Net cash provided by operating activities                 12,115        5,703
                                                        --------     --------
Cash flows from investing activities:
 Purchases of property and equipment                      (4,719)      (3,010)
 Notes from shareholders                                       0           32
 Lease incentives                                           (303)         444
 Other                                                         2            7
                                                        --------     --------
Net cash used in investing activities                     (5,020)      (2,527)
                                                        --------     --------
Cash flows from financing activities:
 Borrowings under lines of credit                        138,900       81,425
 Payments on lines of credit                            (145,050)     (84,825)
 Payments on capital lease obligations                      (472)        (452)
 Proceeds from issuance of stock                              41            0
                                                        --------     --------
Net cash used in financing activities                     (6,581)      (3,852)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents         514         (676)
Cash and cash equivalents at beginning of period             900        1,759
                                                        --------     --------
Cash and cash equivalents at end of period              $  1,414      $ 1,083
                                                        ========     ========
Supplemental disclosures of cash flow information:
 Cash paid during period for interest                   $  1,096      $ 1,377
 Cash paid (refunded) during period for income taxes    $ (2,207)     $   534
Supplemental disclosure of noncash investing activities:
 Capital lease obligations incurred                     $    162      $   146

             See Notes to Condensed Financial Statements

                            SHOE CARNIVAL, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                Unaudited

Note 1 - Basis of Presentation
------------------------------

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

Note 2 - Long-Term Debt
-----------------------

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

On April 10, 1996, the Credit Agreement, including the financial covenants contained therein, was amended, reducing the total credit facility to $35 million. Sublimits for cash borrowings and letter of credit issuances were eliminated under the amended Credit Agreement. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 1.0% to 2.0%, depending on the Company's achievement of certain performance criteria. A commitment fee of .25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios, and a limitation on the payment of dividends. The most restrictive covenant limits capital expenditures to $8 million in fiscal 1996. The Company was in compliance with all covenants in the amended agreement for the first three quarters of 1996, and expects to maintain compliance for the remainder of fiscal 1996. The Credit Agreement expires on November 14, 1997.

Note 3 - Restructuring Charge
-----------------------------

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

                                                     Thirteen
                                                   Weeks Ended
                                                 November 2, 1996
                                                 ----------------
                                                 (In thousands)

Restructuring reserve at August 3, 1996             $1,303

Costs applied against reserve:
  Store closing and lease termination costs           (286)
  Equipment and leasehold improvements
    write-offs                                        (177)
                                                    ------
Restructuring reserve at November 2, 1996           $  840
                                                    ======

Sales generated by the eight stores which have either been closed or are expected to be closed were $373,000 in the third quarter of 1996 and $3.6 million for the first nine months of 1996, compared to $2.7 million in the third quarter of 1995 and $7.2 million for the first nine months of 1995. An aggregate loss of approximately $120,000 was incurred in the operation of these eight stores in the third quarter of 1996 and $1.3 million for the first nine months of 1996, compared to an aggregate loss of approximately $300,000 incurred by these stores in the third quarter of 1995 and $1.0 million for the first nine months of 1995.

The restructuring charges include management's best estimates of amounts required to be paid for store closing and lease termination costs. The total amount of the cash payments ultimately required could differ from the amounts recorded.

Note 4 - Stock Option and Incentive Plan
----------------------------------------

On September 19, 1996, the Stock Option Committee granted options for an aggregate of 327,500 shares of the Company's common stock to certain officers and key employees. Each option was granted at an exercise price of $5.375, which was market price at the date of grant and has a term of 10 years. The options become exercisable in thirds on April 1 of 1997, 1998 and 1999. In conjunction with the stock option grant, previously granted options for 226,000 shares of the Company's common stock with exercise prices ranging from $7.00 to $14.50 were canceled.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ----------------------------------------------

RESULTS OF OPERATIONS
---------------------
                        Number of Stores      Store Square Footage
               ------------------------------ --------------------
               Beginning               End Of    Net     End of    Comparable
Quarter Ended  of Period Opened Closed Period  Change    Period    Store Sales
-------------- --------- ------ ------ ------  -------  ---------  -----------
May 4, 1996        95      2       4      93   (2,000)  1,022,000    (4.4%)
August 3, 1996     93      2       2      93    2,000   1,024,000    (3.2%)
November 2, 1996   93      1       1      93    2,000   1,026,000     2.7%
Year-to-date       95      5       7      93    2,000   1,026,000    (1.6%)

April 29, 1995     87      3       1      89   22,000     962,000    (9.2%)
July 29, 1995      89      0       0      89        0     962,000    (5.4%)
October 28, 1995   89      2       0      91   20,000     982,000   (10.4%)
Year-to-date       87      5       1      91   42,000     982,000    (8.2%)

Restructuring
-------------

In the fourth quarter of 1995 the Company's management adopted a plan to close eight unprofitable stores during its 1996 fiscal year. Seven stores have been closed in the first nine months of 1996.

The reserve established for expected restructuring costs was $3.5 million at February 3, 1996. Costs incurred by the Company and applied against such reserve were $2.6 million in the first nine months of 1996, including $1.2 million for the write-off of fixed assets. Cash expenditures for lease termination and store closing costs and the repayment of lease incentives were $1.7 million in the first nine months. (See Note 3 of Notes to Condensed Financial Statements)

The restructuring charges include management's best estimates of amounts required to be paid for store closing and lease termination costs. The total amount of the cash payments ultimately required could differ from the amounts recorded.

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                       Thirteen      Thirteen      Thirty-nine   Thirty-nine
                      Weeks Ended   Weeks Ended    Weeks Ended   Weeks Ended
                      November 2,   October 28,    November 2,   October 28,
                          1996          1995           1996          1995
                     -------------- ------------- -------------- -------------
Net sales                    100.0%        100.0%         100.0%        100.0%
Cost of sales (including
buying, distribution and
occupancy costs)              70.2          72.9           71.4          73.5
                             ------        ------         ------        ------
Gross profit                  29.8          27.1           28.6          26.5
Selling, general and
administrative expenses       23.6          24.6           24.2          24.2
                             ------        ------         ------        ------

Operating income               6.2           2.5            4.4           2.3
Interest expense                .4            .6             .6            .7
                             ------        ------         ------        ------

Income before income taxes     5.8           1.9            3.8           1.6
Income taxes                   2.4            .8            1.6            .7
                             ------        ------         ------        ------
Net income                     3.4%          1.1%           2.2%           .9%
                             ======        ======         ======        ======

Net Sales
---------

Net sales increased $3.7 million to $63.9 million in the third quarter of 1996, a 6.2% increase over net sales of $60.2 million in the comparable prior year period. The increase was attributable to sales generated by nine new stores opened in 1995 and the five new stores opened in 1996 and a comparable store sales increase of 0.2% when compared to the thirteen week quarter ended October 28, 1995, partially offset by the reduction in sales for the seven stores closed during the first nine months of 1996. Due to the inclusion of 53 weeks in the Company's 1995 fiscal year, the ending date of each quarter in 1996 is one week later than the ending date of each quarter in 1995. On a comparable week basis, comparable store sales increased by 2.7%. Comparable store sales results exclude in both years the sales generated by stores the Company has either closed or expects to close in 1996. Sales of private label and non-name brand footwear constituted 16.9% of total footwear sales in the third quarter of 1996 as compared with 16.7% in the prior year quarter.

Net sales increased $9.0 million to $179.7 million in the first nine months of 1996, a 5.3% increase over net sales of $170.7 million in the comparable prior year period. The increase was attributable to the sales generated by the new stores opened in 1995 and 1996, partially offset by the reduction in sales for the seven stores closed during 1996 and a comparable store sales decrease of 1.6% when compared to the thirty-nine weeks ended October 28, 1995. On a comparable week basis, comparable store sales declined by 1.6%. Sales of private label and non-name brand footwear constituted 17.4% of total footwear sales in the first nine months of 1996 as compared with 19.1% in the comparable prior year period.

Gross Profit
------------

Gross profit increased $2.7 million to $19.0 million in the third quarter of 1996, a 16.8% increase over gross profit of $16.3 million in the comparable prior year period. The Company's gross profit margin increased to 29.8% from 27.1%. As a percentage of sales, merchandise gross profit margin increased 2.3% and buying, distribution and occupancy costs decreased 0.4%. The increase in merchandise gross profit margin resulted primarily from increased gross profit margins on the sale of women's private label footwear and children's footwear.

Gross profit increased $6.0 million to $51.3 million in the first nine months of 1996, an 13.2% increase over gross profit of $45.3 million in the comparable prior year period. The Company's gross profit margin increased to 28.6% from 26.5%. As a percentage of sales, merchandise gross profit margin increased 1.7% and buying, distribution and occupancy costs decreased 0.4%.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $263,000 to $15.0 million in the third quarter of 1996 from $14.8 million in the comparable prior year period. As a percentage of sales, these expenses decreased 1.0% as a result of the positive effect of the increase in net sales and lower advertising costs. Total pre-opening costs for the one store opened in the third quarter of 1996 was $56,000 or 0.1% of sales, as compared to $128,000, or 0.2% of sales, for the two stores opened in the third quarter of 1995.

Selling, general and administrative expenses increased $2.0 million to $43.5 million in the first nine months of 1996 from $41.5 million in the comparable prior year period. As a percentage of sales, these expenses did not change. Total pre-opening costs for the five stores opened in the first nine months of 1996 were $427,000 or 0.2% of sales, as compared to $286,000 or 0.2% of sales, for the five stores opened in the first nine months of 1995.

Interest Expense
----------------

The reduction in net interest expense in the third quarter and the first nine months of 1996 as compared with the third quarter and the first nine months of 1995 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes
------------

The effective income tax rate of 41.0% in the third quarters and the first nine months of 1996 and 1995 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $12.1 million during the first nine months of 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $9.0 million in the first nine months of 1996. The decrease in working capital to $47.8 million at November 2, 1996 from $50.2 million at February 3, 1996 resulted from the reduction of long-term debt of $6.6 million, including net payments against the revolving credit facility in the amount of $6.2 million. Long-term debt as a percentage of total capital was 16.3% at November 2, 1996, compared to 24.1% at February 3, 1996.

Capital expenditures were $4.9 million in the first nine months of 1996 (including $162,000 of capital lease assets). Of these expenditures, approximately $1.7 million was incurred for new stores. The remaining capital expenditures in the first nine months of 1996 were primarily for the remodeling of certain stores and computer equipment.

The Company has opened five stores in 1996, including the two stores opened in each of the first and second quarters and one store in the third quarter. The Company opened three stores in the first quarter of 1995 and two stores in the third quarter of 1995.

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

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at November 2, 1996 were $11.1 million and $4.1 million, respectively.

The credit agreement to which the credit facility is subject contains certain restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends. The most restrictive covenants limit capital expenditures to $8 million in fiscal 1996 and require a minimum net worth (as defined) of $59.5 million at the end of the first and second quarters and $60.0 million at the end of the third and fourth quarters of 1996. The Company was in compliance with all covenants for the first three quarters of fiscal 1996 and expects to maintain compliance for the remainder of the fiscal year.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Seasonality
-----------

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

                             SHOE CARNIVAL, INC.
                       PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

           (3-B) By-laws of Registrant, as amended to date    p.16-31
           (12)  Financial Data Schedule                      p.32

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended November 2, 1996.

                           SHOE CARNIVAL, INC.
                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:  December 16, 1996                          SHOE CARNIVAL, INC.
                                                        (Registrant)





                                                 By:  /s/ W. Kerry Jackson
                                                     ______________________
                                                         W. Kerry Jackson
                                                 Vice President and
                                                 Chief Financial Officer