Form 10-K405
period 1997-02-01
SHOE CARNIVAL INC
filed 1997-05-01
CIK 895447

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                      FORM 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:     February 1, 1997

                                         OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ___________ to __________

         Commission file number:       0-21360

                                 SHOE CARNIVAL, INC.
               (Exact name of registrant as specified in its charter)

                     Indiana                                  35-1736614
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                8233 Baumgart Road
                Evansville, Indiana                               47711
         (Address of principal executive offices)               (Zip Code)

                                   (812) 867-6471
                (Registrant's telephone number, including area code)


             Securities registered pursuant to Section 12(b) of the Act:

                                        NONE

             Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at March 21, 1997 was approximately $37,040,963 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, without par value, outstanding at April 25, 1997 was 13,037,211.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 11, 1997 is incorporated by reference into Part III hereof.

                                 Shoe Carnival, Inc.
                                 Evansville, Indiana

                 Annual Report to Securities and Exchange Commission
                                  February 1, 1997

PART I

ITEM 1.  BUSINESS

GENERAL

Shoe Carnival, Inc. (the "Company") is a high volume, value-oriented retailer of family footwear operating predominately in the Midwest, South and Southeastern regions of the United States. The Company adheres to a highly promotional marketing concept that enables it to be competitive in the retail markets it enters. The Company's stores are characterized by a high energy atmosphere designed to encourage customer participation and provide a fun and exciting shopping experience.

BUSINESS STRATEGY

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 52 week period ended February 1, 1997 ("fiscal 1996"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year were approximately 10,900 square feet, $2.5 million and $233, respectively, each substantially above the industry averages.

Management believes that shoppers prefer the value, convenience and selection of the superstore retail format and that, as a result, superstores will continue to grow and increase their market share at the expense of department stores, mass merchandisers and traditional specialty retailers. This trend is evidenced by the acceptance of superstores in other specialty niches, including, among others, toys, office products, consumer electronics and do-it-yourself home improvement. Management believes that the Company differentiates itself from its competitors and gains significant competitive advantage through certain business strategies which include:

  DISTINCTIVE RETAIL APPROACH. The Company's stores are larger than traditional shoe stores. The Company seeks to create a carnival-like atmosphere in each of its stores by decorating with bright lights, colors and neon signs, and by featuring an in-store "barker" who advertises current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. This exciting in-store atmosphere is designed to encourage customer participation and spontaneity, producing a sense of urgency to buy. Management believes this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales, the building of a loyal repeat customer base and the creation of word-of-mouth advertising.

   BROAD MERCHANDISE ASSORTMENT. The Company's merchandising strategy is to provide superior value to its customers by offering a broad selection of competitively priced name brand and private label merchandise. The average store carries over 31,000 pairs of shoes in four general categories -- men's, women's, children's and athletics. The Company buys dress, casual and athletic shoes as well as boots and sandals from a wide variety of vendors. In addition to footwear, Shoe Carnival stores also carry selected accessory items complimentary to the sale of footwear.

   EMPHASIS ON VALUE. Management believes that its wide selection of popular styles of name brand merchandise at competitive prices generates broad customer appeal. To supplement its name brand offerings, the Company has established a private label program that offers the consumer quality footwear at lower prices than name brand merchandise. Sales of private label merchandise generally result in higher gross profit margins for the Company than sales of name brand merchandise. The Company believes that providing a wide selection of competitively priced name brand and quality private label footwear provides superior value to its customers.

   LOW OPERATING COSTS. The Company's operating methods, cost control programs and store locations are all designed to minimize operating costs. Merchandise in the Company's stores is displayed by style and color on the selling floor, enabling customers who so choose to serve themselves. This approach, in conjunction with wage and inventory control programs, results in lower labor costs than those incurred by department stores and traditional shoe stores. In addition, the Company prefers to locate stores predominantly in strip shopping centers, as opposed to enclosed malls, to take advantage of the generally lower occupancy costs.

   COMPETITIVE PRICING. The Company, as a result of its low-cost operating structure and high volume, is able to price its merchandise below that of traditional department stores and shoe store chains. During 1996 the Company eliminated the policy of "lowest price guarantee" on any shoe. Instead, the Company has focused on offering value to customers with specialized promotions, competitive pricing and a vast selection of name brand and private label merchandise.

  EMPHASIS ON  INFORMATION  TECHNOLOGY.  The Company  has  invested  significant resources in information technology. The Company's systems are designed to provide management with the timely information necessary to monitor and control all phases of operations. Management is planning further technological enhancements related to point-of-sale, purchasing and inventory control, labor management and distribution, which should enable the Company to better manage its operations.

EXPANSION STRATEGY

The majority of the Company's sale and earnings growth is expected to result from the opening of new stores. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in the areas the Company targets for expansion. The Company's strategy is to expand into new markets and to consolidate and improve its market share position in its existing markets through the clustering of stores. Clustering involves the operation of multiple locations in a particular metropolitan area or in several smaller markets located in reasonable proximity to one another. Management believes this strategy enables the Company to obtain economies of scale with respect to advertising, distribution and management costs.

Management intends to devote significant resources in the first half of 1997 on remodeling approximately 60 of its existing stores to an updated format that has been implemented in all new and remodeled stores since the fourth quarter of 1995. Due to the remodeling effort, the Company will limit the number of new stores to between seven and 10 in fiscal 1997, and has planned the majority of the store openings to occur in the second half of 1997. Thereafter, the Company intends to expand at a rate of approximately 15% to 20% per year. During fiscal 1997 and 1998, new stores are expected to be located primarily in the North Central, Midwest, Midsouth and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

Prior to entering a new market, the Company performs a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, the retail mix of a potential strip center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the landlord's ability to deliver the premises to the Company. Upon acceptance of the premises from the landlord, the Company can generally open a store within 30 to 45 days.

MERCHANDISING

The Company's merchandising strategy is designed to provide a very large selection of quality family footwear at a price competitive with or slightly below that of competitors. The Company's stores carry a broad assortment of current season name brand footwear, supplemented with the Company's private label merchandise and select name brand close-out merchandise.

The combination of name brand and private label footwear gives the Company a merchandise assortment that enables it to compete effectively. The mix of merchandise and the name brands offered in a particular store are based upon the demographics of each market, among other factors. The Company typically offers lower prices on both name brand and private label merchandise than department stores and traditional shoe stores. Furthermore, the Company competes with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise at competitive prices. The Company's stores also carry selected other merchandise such as handbags, wallets, shoe care items, socks and sports apparel.

WOMEN'S. The women's department offers current season name brand, branded close-out and private label merchandise providing a wider selection than that of most of the Company's competitors. This department is further segmented into women's dress shoes, casual shoes, sandals, boots and sport shoes, thus covering all facets of a woman's footwear needs.

MEN'S. The men's department offers primarily name brand footwear and is segmented into men's dress shoes, casual shoes and work and western boots. The Company's stores offer a complete assortment of men's footwear at affordable prices. As in the women's department, this assortment is supplemented with name brand close-outs and private label products.

CHILDREN'S. Children's footwear is segmented into dress shoes, casual shoes, boots, athletic shoes, sandals and infant shoes, again offering a complete selection of footwear for the child. Approximately 84% of the children's business is done in the athletic shoe category.

ATHLETICS. The men's and women's athletic business is divided into a number of buying groups representing a complete assortment of athletic footwear. The Company carries court shoes, fitness and aerobic shoes, leisure shoes, walking shoes, running shoes and many specialty shoes such as cleats and soccer shoes.

The table below sets forth the Company's percentage of sales by product category for fiscal 1996, 1995 and 1994.

                                        1996            1995            1994
                                      --------        --------        --------
Women's                                 27.2%           28.6%           28.5%
Men's                                   17.7            17.8            18.9
Children's                              16.4            15.0            14.9
Athletic                                34.0            33.3            32.4
Accessories and Miscellaneous Items      4.7             5.3             5.3
                                      --------        --------        --------
                                       100.0%          100.0%          100.0%
                                      ========        ========        ========

PRICING

The Company's pricing strategy is designed to emphasize value. Initial pricing decisions are guided by gross profit margin targets which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Markdowns are centrally managed by the buying staff through the use of weekly sales and inventory analysis generated by the Company's management information system.

In-store signage is used extensively to highlight special promotional markdowns and to advertise markdowns to meet or beat competitors' sale prices.

ADVERTISING AND PROMOTION

In-store promotions are a key ingredient in the Company's marketing effort. Although most in-store promotions are pre-planned, store managers are encouraged to use their own creativity in devising on-the-spot promotional activities, such as customer contests and games. The Company has several standardized promotions, including a Spin-N-Win(TM) wheel, where a customer can win instant discounts, and a "Money Machine," where randomly selected customers attempt to catch cash and coupons during a 30-second period inside a transparent booth where cash and coupons are blown furiously around them. Both of these promotions exemplify the Company's emphasis on fun and excitement in order to enhance the customer's total shopping experience.

The Company uses various forms of media advertising in conjunction with its extensive in-store promotions. The focus of the Company's media advertising is to communicate the exceptional value offered by the Company on name brand and private label footwear. The Company's advertisements are designed to convey the high energy style of retailing employed in the stores. Print ads typically display a selection of special sale items or desirable new products. Radio and television spots utilize a quick, snappy, up-beat delivery while focusing on sale items or special promotions.

The Company directs approximately 65% of its total advertising budget to television and radio, but also utilizes print media (including newspaper inserts and direct mail) and outdoor advertising. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. By widely advertising through newspaper, television and radio prior to a grand opening, the Company strives to make each new store opening a major retail event. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, cars, computers, merchandise or cash.

STORE OPERATIONS

Management of store operations is the responsibility of the Company's Senior Vice President - Store Operations, who is assisted by regional managers and the individual store managers. The Company's store management structure is flat relative to most other retailers. This permits the Company to reduce management expense by eliminating the district manager position and delegating more responsibility to store managers. Each regional manager is responsible for the operation of between five and thirteen stores and is required to visit each store periodically, concentrating more heavily on underperforming stores. Regional managers meet collectively each quarter with the Senior Vice President
- Store Operations and other members of senior management to discuss Company strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a store manager and one to three assistant managers, depending on the sales volume of the store. The sales staff ranges from seven to 78 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for virtually all employees. Regional and store manager incentive plans are based primarily upon the sales and profitability of their respective stores as compared to defined goals. Assistant store managers and other store employees earn incentive compensation based on the store exceeding inventory shrinkage goals.

Administrative functions are centrally controlled from corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, distribution and pricing. Regional and store managers are expected and encouraged to provide feedback to all corporate departments to improve efficiencies. Regional and store managers are charged with making merchandising decisions necessary to maximize sales and profits primarily though merchandise placement, signage and timely clearance of slower selling items.

The Company maintains inventory shrinkage rates (.5% of sales in fiscal 1996) substantially below the retail industry average. Management attributes this success to an expanded in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store employees to the achievement of targeted shrinkage levels raises employee awareness of loss prevention.

STORE LOCATION AND DESIGN

The number of stores opened and closed for fiscal years 1996, 1995 and 1994 are as follows:

      Fiscal Year                          1996        1995        1994
                                          ------      ------      ------
      Stores open at beginning of year      95          87          57
      Opened during year                     5           9          30
      Closed during year                     7           1
                                          ------      ------      ------
      Stores open at end of year            93          95          87
                                          ======      ======      ======

At February 1, 1997, the Company had 93 stores located in 17 states, primarily in the Midwest, South and Southeastern regions of the United States. Although five stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls. Additionally, the Company's preferred co-tenants are other growth oriented, high volume retail chains.

All of the Company's stores are leased rather than owned. Management believes that the flexibility afforded by leasing allows the Company to avoid the inherent risk of owning real estate, particularly with respect to underperforming stores. In a particular market, potential store site selection criteria include, among other factors, market demographics, traffic counts, the retail mix of a potential retail strip center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.

The Company's stores are designed and fixtured to reflect the high energy level of its retail concept and to convey a carnival-like atmosphere. Stores are typically equipped with a sound system, microphone, "Money Machine" and Spin-N-Win(TM) wheel. Open-stock inventories, neon signs, flashing colored lights and large mirrors, striking fixtures and colorful carpet are utilized to make the stores appear larger and more exciting. Merchandise is typically displayed within a store by category, with athletic footwear (and licensed team sports apparel in certain stores) generally located in the center of the store to provide a transition between women's and men's footwear. Checkout counters are located at the front of each store, supermarket style, to facilitate high-volume throughput and minimize inventory shrinkage. The average store has approximately five checkout lanes.

The Company has utilized a new store prototype design in all new and remodeled stores since the fourth quarter of 1995. The design further emphasizes the entertainment aspect of the store concept and enhances the ease of shopping by widening the aisles, adds additional seating and merchandise displays, improves the graphics identifying the various departments and opens the sitelines throughout the store.

As of February 1, 1997, the Company's stores averaged approximately 10,900 square feet, ranging in size from 6,600 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. The size of the new prototype stores have increased from the Company's prior prototype of 10,000 square feet to between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $450,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average $60,000 to $80,000 per store.

DISTRIBUTION

The Company operates a single distribution facility in Evansville, Indiana. The facility is 108,000 square feet, with a maximum processing capability of over 40,000 cases per week.

The distribution center processes virtually all merchandise prior to shipping to the stores. At a minimum, this includes count verification, price and bar code labeling of each unit, redistribution of an order into size assortments and allocation of shipments to individual stores. Once a distribution order form is received from the buying staff, the remainder of the distribution process, including packing, allocating, storing and shipping is essentially paperless. Merchandise is shipped to each store from one to two times a week, depending on store volume, proximity to other stores and proximity to the distribution center. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

MANAGEMENT INFORMATION SYSTEMS

The Company has devoted significant resources to expand its sophisticated information technology systems. The corporate mainframe is connected to every store via a Wide Area Network, providing up-to-date sales and inventory information as required. Each store has an independent point-of-sale controller, with two to 13 point-of-sale terminals per store. To provide maximum flexibility and maintain data integrity, the Company's mainframe systems are based upon relational database technology. The Company's distribution facility utilizes a spread spectrum radio frequency network to assure accurate, real-time information throughout the distribution operation. Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width. Additional data analysis can be quickly provided on demand by using either a fourth generation language programming tool or personal computer tools that access the Company's database.

State of the art point-of-sales systems utilize bar code technology to capture sales, gross margin and inventory information. The system provides, in addition to other features, full price management (including price look-up), promotional tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time margin analysis by product category at the store level, check approval and customer tracking.

COMPETITION

The retail footwear business is highly competitive. The Company believes that the principal competitive factors in its industry are merchandise selection, price, fashion, quality, location, store environment and service. The Company competes primarily with department stores, shoe stores, sporting goods stores and mass merchandisers.

Many of the Company's competitors are significantly larger and have substantially greater financial and other resources than the Company. However, management believes that its distinctive retail format, in combination with its wide merchandise selection, competitive prices and low operating costs, enable the Company to compete effectively in each market that it enters.

EMPLOYEES

At February 1, 1997, the Company had approximately 1880 employees, of which approximately 830 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

Management attributes a large portion of the Company's success in various areas of cost control to its inclusion of virtually all employees in incentive compensation plans. The Company also contributes all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in Company sponsored plans. All employees also receive discounts on Company merchandise. The Company considers its relationship with its employees to be satisfactory.

TRADEMARKS

The Company owns the following federally registered trademarks and servicemarks:
Shoe Carnival(R), The Carnival(R), Nuff Said(R), Donna Lawrence(R), Oak Meadow(R), Victoria Spenser(R), Chase and Brittany's(R), Via Nova(R), Fresh Stuff(R), Innocence(R) and Carnival Lites(R). The Company believes its marks are valuable and, accordingly, intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks.


ITEM 2.  PROPERTIES

The Company leases all existing stores and intends to lease all future stores. All leases for existing stores provide for fixed minimum rentals and most provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalator clauses for increases in minimum rentals, operating costs and taxes.

The Company owns its headquarters and distribution center which are located at 8233 Baumgart Road, Evansville, Indiana. See ITEM 1 "Business--Distribution."


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1996 fiscal year.

Executive Officers of the Company

Name                    Age   Position

J. Wayne Weaver         62    Chairman of the Board and Director

Mark L. Lemond          42    President, Chief Executive Officer and Director

David H. Russell        52    Vice Chairman of the Board and Director

Timothy T. Baker        40    Senior Vice President - Store Operations

Larry L. Linville       54    Vice President - Information Systems

W. Kerry Jackson        35    Vice President - Chief Financial Officer and
                              Treasurer

David A. Kapp           33    Vice President - Inventory Controller and
                              Secretary

Roger A. Sparling       44    Vice President - Store Planning


Mr. Weaver is the Company's principal shareholder and has served as Chairman of the Board of the Company since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group Inc., a designer, developer and marketer of women's footwear. He has over 40 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group Inc. Mr. Weaver serves as chairman and chief executive officer of Jacksonville Jaguars, LTD and chairman and chief executive officer of LC Footwear, Inc.

Mr. Lemond has been employed by the Company as President and Chief Executive Officer since September 1996. From March 1988 to September 1996, Mr. Lemond served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. On February 3, 1994, Mr. Lemond was promoted to the position of Chief Operating Officer. Mr. Lemond has served as a director of the Company since March 1988. Prior to March 1988, he served in similar officer capabilities with Russell's Shoe Biz, Inc. Prior to joining Russell's Shoe Biz, Inc. in 1987, Mr. Lemond was a partner with a public accounting firm. He is a Certified Public Accountant.

Mr. Russell has been employed by the Company as Vice Chairman of the Board since September 1996. From March 1988 to September 1996, Mr. Russell served as President and Chief Executive Officer. Mr. Russell has served as a director of the Company since March 1988. Prior to March 1988, he served as president and chief executive officer of the Company's predecessor, Russell's Shoe Biz, Inc. Mr. Russell has over 35 years experience in the retail shoe business, having held various management positions with Kinney Shoe Stores prior to founding Russell's Shoe Biz, Inc. in 1978.

Mr. Baker has been employed by the Company as Vice President - Store Operations since May 1992. Prior to that time, he served as a Regional Manager of the Company. Mr. Baker was promoted to Senior Vice President on March 25, 1994. From 1983 to June 1989, Mr. Baker held various retail positions with Payless ShoeSource.

Mr. Linville has been employed by the Company as Vice President - Management Information Systems since August 1994. From February 1990 to February 1994, he served as vice president of information systems for Dollar General Corporation. Prior to 1990, Mr. Linville was employed in various management positions within the information systems areas of Hecks Department Stores (2 years) and Service Merchandise, Inc. (11 years).

Mr. Jackson has been employed by the Company as Vice President - Chief Financial Officer and Treasurer since September 1996. From January 1993 to September 1996 Mr. Jackson served as Vice President - Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with the Company. Prior to joining the Company in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

Mr. Kapp has been employed by the Company since March 1988, most recently as Vice President - Inventory Controller and Secretary. Prior to assuming his current position, Mr. Kapp held various accounting and retail positions with the Company and its predecessor. He is a Certified Cash Manager.

Mr. Sparling has been employed by the Company as Vice President - Store Planning since March 1996. From January 1990 to February 1996 he served as Vice President
- Store  Planning  and Real  Estate.  Prior to January  1990,  he served as Vice
President - Store Planning for the Company and its predecessor, except for a period of eight months in 1989, during which he was employed by Inside Clothes, Inc. as vice president - store planning. Prior to joining Russell's Shoe Biz, Inc., Mr. Sparling was employed by The Limited, Inc. Mr. Sparling resigned from the Company effective May 1, 1997.

Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.)

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993. The quarterly high and low trading prices for 1996 and 1995 are as follows:

                         High          Low
                       ---------    ---------
Fiscal year 1996
First Quarter            $4.88        $2.75
Second Quarter            5.88         3.13
Third Quarter             5.63         3.38
Fourth Quarter            6.13         3.63

Fiscal Year 1995
First Quarter            $6.25        $4.25
Second Quarter            7.50         5.38
Third Quarter             6.00         3.75
Fourth Quarter            4.50         3.13

On March 23, 1993, the Company consummated its initial public offering of 3,622,500 shares of Common Stock at a price to the public of $8.67 per share.

As of April 25, 1996, there were approximately 423 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company's credit agreement with various banks limits the payment of dividends (except for any stock split or stock dividends) to 30% of the prior year's net income.

No unregistered equity securities were sold by the Company during fiscal 1996.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)

Fiscal years (1)                  1996      1995     1994      1993      1992
                             -------------------------------------------------
Income Statement Data (2):
 Net sales                      $233,945 $228,263 $214,528  $157,329  $127,123
 Cost of sales (including
   buying, distribution and
   occupancy costs)              168,814  176,019  158,614   111,666    91,136
                             -------------------------------------------------
 Gross profit                     65,131   52,244   55,914    45,663    35,987
 Selling, general and
   administrative expenses        57,405   58,946   52,907    35,370    27,084
 Restructuring (credit) charge      (474)   3,282      267
                             -------------------------------------------------
 Operating income (loss)           8,200   (9,984)   2,740    10,293     8,903
 Interest expense                  1,242    1,626      665       726     1,745
                             -------------------------------------------------
 Income (loss) before income
   taxes                           6,958  (11,610)   2,075     9,567     7,158
 Income tax expense (benefit)      2,818   (4,420)     874     4,464        57
                             -------------------------------------------------
 Net income (loss)              $  4,140  $(7,190)  $1,201    $5,103    $7,101
                             =================================================
 Net income (loss) per share    $    .32  $  (.55)  $  .09
                             =============================
 Weighted average common
   shares and common equivalent
   shares outstanding             13,029   13,031   13,051
------------------------------------------------------------------------------
Pro Forma Income Statement Data (3):
 Net income                                                   $5,905    $4,523
 Net income per share                                         $  .55    $  .55
 Weighted average common
   shares and common equivalent
   shares outstanding                                         10,759     8,222

 Supplemental pro forma net
   income per share                                           $  .54    $  .51
------------------------------------------------------------------------------
Selected Operating Data (4):
 Stores open at end of period         93       95       87        57        39
 Square footage of store space
   at year end (000's)             1,026    1,024      939       640       463
 Average sales per store (000's)  $2,543   $2,497   $3,145    $3,454   $ 3,387
 Average sales per square foot    $  233   $  230   $  277    $  291   $   278
 Comparable store sales            (1.1%)  (10.0%)   (3.4%)     4.4%      5.0%
------------------------------------------------------------------------------

Balance Sheet Data:
 Working capital                 $45,090  $50,206  $60,766   $51,789  $21,137
 Total assets                     93,926  102,265  105,155    79,619   40,194
 Long-term debt and other
   indebtedness                    9,621   18,922   20,597       768   21,547
 Total shareholders' equity       63,772   59,571   67,577    66,332    9,098
------------------------------------------------------------------------------
 (1) On February 9, 1995, the Company's Board of Directors approved a change in the fiscal year to a 52/53 week year ending on the Saturday closest to January
31. Unless otherwise stated, references to years 1996, 1995, 1994, 1993 and 1992 relate respectively to the fiscal years ended February 1, 1997, February 3, 1996, December 31, 1994, January 1, 1994 and January 2, 1993. Fiscal years 1995 and 1992 consisted of 53 weeks and the other fiscal years consisted of 52 weeks. The Company recorded a net loss of $816,000 for the four week transition period ended January 28, 1995.

 (2) Certain reclassifications have been made to prior years' data to conform with the current year's presentation.

 (3) Reflects (i) the reduction of interest expense of $113,000 and $508,000 in 1993 and 1992, respectively, that would have resulted from the repayment of the $6.5 million subordinated notes to the Company's principal shareholder, (ii) the issuance of the number of shares (749,711) sold by the Company at the Initial Offering price of $8.67 per share that would have been necessary to fund such repayment as if the Initial Offering had occurred on December 29, 1991, and
(iii) federal and state income taxes (assuming an effective tax rate of 39% for 1993 and 41% for 1992) as if the Company had been a C Corporation for all periods presented, but excludes the impact of the non-recurring charge relating to the change in the tax status of the Company from an S Corporation to a C Corporation, which resulted in an increase in income tax expense of $888,000 in 1993 pursuant to the provisions of SFAS No. 109. Pro forma income taxes were $3,775,000 and $3,143,000 in 1993 and 1992, respectively.

 (4) Selected Operating Data has been adjusted to a comparable 52 week basis for 1995 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 9, 1995, the Company's Board of Directors approved a change in the fiscal year to a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1996, 1995 and 1994 relate respectively to the fiscal years ended February 1, 1997, February 3, 1996 and December 31, 1994. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Restructuring (see Note 7 of Notes to Financial Statements)

During the fourth quarter of 1995, the Company recorded a restructuring charge of $3.3 million to close eight unprofitable stores. The charge included $2.0 million for store closing and lease termination costs and $1.3 million for non-cash write-offs of equipment and leasehold improvements. In 1996 and 1995, the eight stores generated sales of $3.9 million and $9.6 million, and operating losses of $1.7 million and $1.8 million (net of depreciation expense of $127,000 and $375,000), respectively. Pursuant to the 1995 restructuring plan, seven stores were closed in fiscal 1996 and one store was closed in February 1997. The results of operations in the fourth quarter of 1996 includes a credit of $474,000 resulting from the partial reversal of the restructuring expense recorded in 1995. The expense reversal was primarily due to the favorable negotiation of lease termination costs for the stores closed in 1996.

During the fourth quarter of 1994, the Company accrued $267,000 for costs expected to be incurred in the closing of two stores.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the fiscal years ended:

                                    February 1,   February 3,  December 31,
                                        1997         1996          1994
                                    ---------------------------------------
Net sales                              100.0%       100.0%        100.0%
Cost of sales (including
   buying, distribution and
   occupancy costs)                     72.2         77.1          73.9
                                    ---------------------------------------
Gross profit                            27.8         22.9          26.1
Selling, general and
   administrative expenses              24.5         25.8          24.7
Restructuring (credit)charge            (0.2)         1.5           0.1
                                    ---------------------------------------
Operating income (loss)                  3.5         (4.4)          1.3
Interest expense                         0.5          0.7           0.3
                                    ---------------------------------------
Income (loss) before
   income taxes                          3.0         (5.1)          1.0

Income tax expense (benefit)             1.2         (1.9)          0.4
                                    ---------------------------------------
Net income (loss)                        1.8%        (3.2%)         0.6%
                                    =======================================

1996 Compared to 1995

Net Sales

Net sales increased $5.7 million to $233.9 million in 1996, a 2.5% increase over net sales of $228.3 million in 1995. The increase was attributable to the opening of five stores in 1996 and nine stores in 1995, partially offset by a comparable store sales decrease of 1.1% on a 52 week basis, the closing of seven stores in 1996 and sales in the additional week in 1995. Average sales per square foot in stores open the full year increased 1.3% to $233 in 1996 from $230 in 1995. The increase was attributable to the exclusion in 1996 of the eight low productivity stores which were closed in 1996 and 1997. Sales of private label and non-name brand footwear constituted 17.3% and 19.5% of total footwear sales in 1996 and 1995, respectively.

During 1995 and 1996, the Company's primary initiatives were to significantly reduce inventory levels and reposition the women's inventory to a more branded focus. These initiatives negatively impacted comparable store sales in the first half of the year, but significantly improved profitability. On a per-store basis, inventories were 18% lower at the beginning of 1996 as compared with inventories at the beginning of 1995.

As part of the effort to enhance the image of Shoe Carnival, the Company intends to raise the quality of merchandise carried in inventory. The higher quality merchandise is expected to raise the average sales price of units sold and increase overall profitability. The increased sales prices on higher quality merchandise may negatively impact unit sales of footwear, particularly in the first half of 1997, but is not expected to result in negative comparable store sales.

Gross Profit

Gross profit increased $12.9 million to $65.1 million in 1996, a 24.7% increase from gross profit of $52.2 million in 1995. The Company's gross profit margin increased to 27.8% from 22.9%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.3% while the merchandise gross profit margin increased by 4.6%. The increase in the merchandise margin was broad based with most categories improving over the prior year due to lower inventories which helped to minimize the exposure to markdowns. The largest increase in gross margin was realized on the sale of women's private label footwear. During 1995, the writedown of inventory to the lower of cost or market reduced gross profit by $1.3 million.

The Company expects gross profit margins to continue to improve in 1997 due to the increased sales prices anticipated on higher quality merchandise being carried in inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.5 million to $57.4 million in 1996 from $58.9 million in 1995. The Company incurred $2 million less in store selling expenses in the seven stores closed in 1996 as compared with the prior year. However, this decrease was partially offset by the additional costs incurred for the stores opened in 1995 and 1996. Additionally, general and administrative expenses decreased by $600,000 due to tighter expense control. As a percentage of sales, these expenses decreased 1.3% in 1996, primarily as a result of the positive effect of the increase in net sales and lower advertising costs.

The Company's policy is to expense all non-capital expenditures incurred prior to the opening of a new store in the month of opening. Pre-opening expenses for new stores aggregated approximately $234,000, or 0.2% of sales for five new stores in 1996, and $605,000, or 0.3% of sales for nine new stores in 1995.

Interest Expense

Net interest expense of $1.2 million in 1996 resulted from interest expense of $1.3 million and interest income of $43,000. Net interest expense of $1.6 million in 1995 resulted from interest expense of $1.7 million and interest income of $51,000. The decrease in interest expense was attributable to lower average debt balances in 1996 and a decrease in the weighted average interest rate on total debt to 8.3% in 1996 from 8.7% in 1995.

Income Taxes

The higher effective income tax expense (benefit) rate for 1996 of 40.5%, as compared to (38.1)% for 1995, was primarily the result of unfavorable tax treatment of the 1995 net operating losses in certain states. The effective income tax rate in 1996 differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

1995 Compared to 1994

Net Sales

Net sales increased $13.8 million to $228.3 million in 1995, a 6.4% increase over net sales of $214.5 million in 1994. The increase was attributable to the opening of nine stores in 1995 and 30 stores in 1994 and sales in the additional week in 1995, partially offset by a comparable store sales decrease of 10.0% on a 52-week basis and the closing of one store in January 1995. Average sales per square foot in stores open the full year decreased 17.0% to $230 in 1995 from $277 in 1994. Sales of private label and non-name brand footwear constituted 19.5% and 23.5% of total footwear sales in 1995 and 1994, respectively.

The Company's two primary strategic initiatives during 1995 were to significantly reduce inventory levels and to reposition its women's inventory to consist of approximately 70% branded merchandise and 30% private label merchandise. Merchandise inventories on a per-store basis were reduced by approximately 17% from December 31, 1994 to February 3, 1996 and the women's inventory at February 3, 1996 consisted of 72% branded merchandise and 28% private label merchandise. This strategy combined with a weak apparel retail environment negatively impacted sales and gross profit margin in 1995.

Gross Profit

Gross profit declined $3.7 million to $52.2 million in 1995, a 6.6% decrease from gross profit of $55.9 million in 1994. The Company's gross profit margin decreased to 22.9% from 26.1%. As a percentage of sales, buying, distribution and occupancy costs increased 1.5% while the merchandise gross profit margin decreased by 1.7%. The decline in the merchandise margin was largely the result of reduced margins realized on the sale of women's footwear. The net reduction in gross profit in 1995 and 1994 attributable to the write-down of inventory to the lower of cost or market value was $1.3 million and $2.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6 million to $58.9 million in 1995 from $52.9 million in 1994. As a percentage of sales, these expenses increased 1.1% in 1995, primarily as a result of the negative impact of the comparable store sales decrease and higher operating costs associated with stores which opened in 1995 and 1994. Pre-opening expenses for new stores aggregated approximately $605,000, or 0.3% of sales for nine new stores in 1995, and $2 million, or 0.9% of sales for 30 new stores in 1994.

Interest Expense

Net interest expense of $1.6 million in 1995 resulted from interest expense of $1.7 million and interest income of $51,000. Net interest expense of $665,000 in 1994 resulted from interest expense of $812,000 and interest income of $147,000. The increased interest expense was attributable to higher average debt balances in 1995 and an increase in the weighted average interest rate on total debt to 8.7% in 1995 from 7.5% in 1994. During the first quarter of 1994, the Company utilized proceeds from its equity offering in November 1993 to fund its store expansion. Therefore, no amounts were outstanding under the revolving credit facility during that period.

Income Taxes

The lower effective income tax expense (benefit) rate for 1995 of (38.1%), as compared to 42.1% for 1994, was primarily the result of unfavorable tax treatment of net operating losses in certain states.

Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                1996        1995        1994
                                           --------------------------------
Net income (loss) plus depreciation
   and amortization                        $9,376     $(2,479)     $4,572
Restructuring (credit) charge                (474)      3,282         267
Deferred income taxes                       1,550      (1,818)         84
Working capital decreases (increases)       6,059       8,403     (18,876)
Other operating activities                    117          45          40
Net cash used in investing activities      (6,577)     (4,546)    (13,660)
Net cash (used in) provided by
   financing activities                    (9,326)     (3,746)     18,012
                                           --------------------------------
Net increase (decrease) in cash and
   cash equivalents                           725        (859)     (9,561)
Cash and cash equivalents at
   beginning of year                          900       1,759      11,391
                                           --------------------------------
Cash and cash equivalents at end
   of year                                 $1,625     $   900      $1,830
                                           ================================

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. As a result of its improvement in net income and lower inventory levels, cash provided from operating activities was $16.6 million during 1996 as compared with $7.4 million in 1995. Inventories decreased $3.5 million to $59.2 million at February 1, 1997 from $62.7 million at February 3, 1996. Cash provided by operating activities was used during 1996 to fund capital expenditures and to reduce long-term debt by $9.2 million (net of capital lease obligations incurred). Excluding changes in operating assets and liabilities, $10.6 million and $5.0 million was provided by operating activities in 1996 and 1994, respectively, while $1 million was used in operating activities in 1995.

Working capital decreased to $45.1 million at February 1, 1997 from $50.2 million at February 3, 1996 and $61.7 million at January 28, 1995 primarily as a result of the decrease in inventories. The current ratio at February 1, 1997 was
3.5 as compared to 3.4 at February 3, 1996 and 5.1 at January 28, 1995. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) was 13.1%, 24.1% and 25.2% at February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

Capital expenditures were $6.5 million in 1996, $5.3 million in 1995 and $17 million in 1994 (including $162,000, $257,000, and $2.1 million of capital lease assets in 1996, 1995 and 1994, respectively). Of the 1996 expenditures, $1.9 million was incurred for new stores and $3 million was incurred for improvements to and the remodeling of existing stores. The remaining capital expenditures in 1996 were primarily for various store improvements and enhancements to computer systems.

Capital expenditures are expected to be $9 million to $11 million in fiscal 1997. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In 1997, the Company intends to open approximately seven to 10 stores and remodel approximately 60 of the existing stores that do not have the new prototype design at an expected aggregate cost of between $6 million and $8 million. The remaining capital expenditures are expected to be incurred for various store improvements, enhancements to computer systems and administrative and distribution equipment.

As part of the Company's effort to upgrade the image of its stores, a new prototype design has been utilized in all new and remodeled stores since the fourth quarter of 1995. The size of stores utilizing the new prototype design has increased from 10,000 square feet to between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Accordingly, capital expenditures for new stores have increased to an average of approximately $450,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average $60,000 to $80,000 per-store. On a per-store basis, for the five stores opened during 1996, the initial inventory investment averaged $664,000, capital expenditures averaged $426,000 and pre-opening expenses averaged $85,000.

At February 1, 1997, the Company's credit facility provided for $35 million in cash advances and letters of credit issuances. Borrowings under the credit facility are based on eligible inventory. The credit agreement limits capital expenditures in 1997 to $12 million. Borrowings and letters of credit outstanding under this facility at February 1, 1997 were $8.5 million and $6 million, respectively.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Effect of New Accounting Pronouncements

Earnings Per Share

In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be effective for the Company in the fourth quarter of 1997. SFAS No. 128 simplifies the computation for earnings per share by excluding the dilutive effect of common stock equivalents from basic earnings per share and makes the earnings per share calculation comparable to international standards. The Company has determined that the impact of adopting this standard will not have a material impact on previously reported earnings per share.

Seasonality and Inflation

The Company's quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense in the month the store is opened. Therefore, results of operations may be adversely affected in any quarter in which the Company opens new stores.

The Company has three distinct peak selling periods: Easter, back-to-school and Christmas.

Factors That May Effect Future Results

This Annual Report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which the Company's stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the impact of competition, weather patterns, consumer buying trends and the ability of the Company to identify and respond to emerging fashion trends; the availability of desirable store locations and management's ability to negotiate acceptable lease terms and open new stores in a timely manner; and changes in the political and economic environments in the People's Republic of China, where most of the Company's private label products are manufactured, and the continued favorable trade relationships between China and the United States.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management of the Company is responsible for the preparation, integrity and objectivity of the financial information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts which are based upon estimates and judgments by management.

Management maintains internal accounting control systems designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of financial statements and other financial information. This system of internal controls has been designed and is maintained in recognition of the concept that the cost of controls should not exceed the benefit derived therefrom.

The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal control systems and the scope and results of the annual audit. Representatives of the independent auditors have free access to the Audit Committee and the Board of Directors.

The Company's financial statements have been audited by Deloitte & Touche LLP, whose report, which follows, expresses an opinion as to the fair presentation of the financial statements and is based on an independent audit performed in accordance with generally accepted auditing standards.


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying balance sheets of Shoe Carnival, Inc., as of February 1, 1997, February 3, 1996, and January 28, 1995 and the related statements of income, shareholders' equity and cash flows for the years ended February 1, 1997, February 3, 1996, December 31, 1994, and the one-month period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at February 1, 1997, February 3, 1996 and December 31, 1994, and the results of its operations and its cash flows for the years ended February 1, 1997, February 3, 1996, December 31, 1994, and the one-month period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Stamford, Connecticut
March 7, 1997

Shoe Carnival, Inc.
Balance Sheets
                                        February 1,   February 3,  January 28,
(In thousands, except share data)           1997         1996           1995
                                        --------------------------------------
Assets
Current Assets:
 Cash and cash equivalents               $  1,625      $    900      $  1,759
 Accounts receivable                          916           986           561
 Notes receivable from shareholders            22            40            74
 Merchandise inventories                   59,240        62,699        70,369
 Deferred income tax benefit                  400         1,820           710
 Other                                        906         4,660         3,457
                                        --------------------------------------
Total Current Assets                       63,109        71,105        76,930
Property and equipment-net                 30,817        31,160        30,831
                                        --------------------------------------
Total Assets                             $ 93,926      $102,265      $107,761
                                        ======================================
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                        $ 12,159      $ 12,783      $ 10,131
 Accrued and other liabilities              5,172         7,504         4,510
 Current portion of long-term debt            688           612           573
                                        --------------------------------------
Total Current Liabilities                  18,019        20,899        15,214
Long-term debt                              9,621        18,922        22,450
Deferred lease incentives                   1,458         1,948         1,703
Deferred income taxes                       1,056           925         1,633
                                        --------------------------------------
Total Liabilities                          30,154        42,694        41,000
                                        --------------------------------------
Shareholders' Equity:
 Common stock, no and $.10 par value,
    50,000,000 shares authorized,
    13,032,115, 13,018,588 and
    13,018,588 shares issued and
    outstanding                                 0         1,302         1,302
 Additional paid-in capital                61,398        60,035        60,035
 Retained earnings (deficit)                2,374        (1,766)        5,424
                                        --------------------------------------
Total Shareholders' Equity                 63,772        59,571        66,761
                                        --------------------------------------
Total Liabilities and Shareholders'
  Equity                                 $ 93,926      $102,265      $107,761
                                        ======================================

See notes to financial statements

Shoe Carnival, Inc.
Statements of Income
(In thousands, except share data)

For fiscal years or period ended (1)

                         February 1,   February 3,   January 28,  December 31,
                             1997           1996       1995(1)         1994
                        ------------------------------------------------------
Net sales                  $233,945      $228,263     $ 12,833     $  214,528
Cost of sales
 (including buying,
  distribution and
  occupancy costs)          168,814       176,019       10,372        158,614
                        ------------------------------------------------------
Gross profit                 65,131        52,244        2,461         55,914
Selling, general
  and administrative
  expenses                   57,405        58,946        3,681         52,907
Restructuring (credit)
  charge                       (474)        3,282                         267
                        ------------------------------------------------------
Operating income (loss)       8,200        (9,984)      (1,220)         2,740
Interest expense              1,242         1,626          140            665
                        ------------------------------------------------------
Income (loss) before
  income taxes                6,958       (11,610)      (1,360)         2,075
Income tax expense
  (benefit)                   2,818        (4,420)        (544)           874
                        ------------------------------------------------------
Net income (loss)          $  4,140      $ (7,190)      $ (816)      $  1,201
                        ======================================================
Net income (loss)
  per share                $    .32      $   (.55)      $ (.06)      $    .09
                        ======================================================
Weighted average common
  shares and common
  equivalent shares
  outstanding            13,028,584    13,030,576   13,018,588     13,051,084
                        ======================================================


(1) Relates to the four week transition period ended January 28, 1995.


See notes to financial statements

Shoe Carnival, Inc.
Statements of Shareholders' Equity

(In thousands, except share data)
                                               Additional   Retained
                               Common Stock      Paid-In    Earnings
                           Shares      Amount    Capital    (Deficit)   Total
                      --------------------------------------------------------
Balance at
 January 1, 1994       13,015,488     $1,302     $59,991     $5,039   $66,332
Compensation from stock
 option grant                                         18                   18
Exercise of stock
 options                    3,100                     26                   26
Net income                                                    1,201     1,201
                      --------------------------------------------------------
Balance at
  December 31, 1994    13,018,588      1,302      60,035      6,240    67,577
Net loss during the
 four-week transition
 period ended
 January 28, 1995                                              (816)     (816)
                      --------------------------------------------------------
Balance at
 January 28, 1995      13,018,588      1,302      60,035      5,424    66,761
Net loss                                                     (7,190)   (7,190)
                      --------------------------------------------------------
Balance at
 February 3, 1996      13,018,588      1,302      60,035     (1,766)   59,571
Employee stock purchase
 plan purchases            13,527                     61                   61
Elimination of par
 value                                (1,302)      1,302
Net income                                                    4,140     4,140
                      -------------------------------------------------------
Balance at
 February 1, 1997      13,032,115    $     0     $61,398     $2,374   $63,772
                      =======================================================

See notes to financial statements

Shoe Carnival, Inc.
Statements of Cash Flows

(In thousands)
Fiscal years or period ended (1)

                           February 1,  February 3,  January 28,  December 31,
                              1997          1996       1995 (1)       1994
                           ---------------------------------------------------
Cash Flows From Operating
 Activities
  Net income (loss)           $ 4,140      $(7,190)       $(816)      $ 1,201
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
    Depreciation and
      amortization              5,236        4,711          361         3,371
    Restructuring (credit)
      charge                     (474)       3,282                        267
    Loss on retirement of
      assets                      305          293                         16
    Deferred income taxes       1,550       (1,818)         (23)           84
    Other                        (188)        (248)          (9)           24
    Changes in operating
     assets and liabilities:
      Merchandise inventories   3,459        7,670       (1,936)      (19,863)
      Accounts receivable          69         (425)         205           (47)
      Accounts payable and
       accrued liabilities     (1,221)       2,364        1,555         2,767
      Other                     3,752       (1,206)        (794)       (1,733)
                              ------------------------------------------------
Net cash provided by (used in)
 operating activities          16,628        7,433       (1,457)      (13,913)
                              ------------------------------------------------
Cash Flows From Investing
 Activities
  Purchases of property and
   equipment                   (6,294)      (5,074)        (465)      (14,858)
  Notes from shareholders          18           34                        156
  Lease incentives               (303)         494                        846
  Other                             2                                     196
                              ------------------------------------------------
Net cash used in investing
 activities                    (6,577)      (4,546)        (465)      (13,660)
                              ------------------------------------------------

Cash Flows From Financing
 Activities
  Borrowings under lines of
   credit                     174,450      138,625        5,050        82,975
  Payments on lines of
   credit                    (183,200)    (141,775)      (3,150)      (64,475)
  Payments on long-term debt     (637)        (596)         (49)         (514)
  Proceeds from issuance of
   stock                           61                                      26
                             -------------------------------------------------
Net cash (used in) provided
 by financing activities       (9,326)      (3,746)       1,851        18,012
                             -------------------------------------------------
Net increase(decrease) in
 cash and cash equivalents        725         (859)         (71)       (9,561)
Cash and cash equivalents
 at beginning of period           900        1,759        1,830        11,391
                             -------------------------------------------------
Cash and Cash Equivalents
 at End of Period            $  1,625       $  900      $ 1,759        $1,830
                             =================================================
Supplemental disclosures of cash flow information:
  Cash paid during period
   for interest              $  1,337       $1,814      $    63        $  686
  Cash (refunded) paid during
   period for income taxes     (2,150)        (919)          21         2,079
  Capital lease obligations
   incurred                       162          257                      2,123

(1) Relates to the four week transition period ended January 28, 1995.

See notes to financial statements

Shoe Carnival, Inc.
Notes to Financial Statements

Note 1 - Organization and Description of Business

Shoe Carnival, Inc. (the "Company"), was incorporated on February 25, 1988 under the name of DAR Group Investments, Inc. The Company changed its name to Shoe Carnival, Inc., on January 15, 1993. The Company's primary activity is the sale of footwear and related products through Company-operated retail stores in the Midwest, South and Southeastern regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

On February 9, 1995, the Board of Directors approved a change in the fiscal year from a 52/53 week fiscal year ending the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Saturday closest to January 31, effective for the fiscal year ended February 3, 1996. As a result of the change, the Company reported a short fiscal year transition period of four weeks from January 1, 1995 through January 28, 1995. Footnotes for this transition period have been included where applicable. Unless otherwise stated, references to the years 1996, 1995, and 1994 relate respectively to the fiscal years ended February 1, 1997, February 3, 1996, and December 31, 1994. Fiscal year 1995 consisted of 53 weeks and fiscal years 1996 and 1994 consisted of 52 weeks.

Cash and Cash Equivalents

The  Company   considers  all  certificates  of  deposit  and  other  short-term investments with an original maturity date of three months or less to be cash equivalents.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. In determining market value, management estimates the future sales price of items of merchandise contained in the inventory as of the balance sheet date. Factors considered in this determination include among others, current and recently recorded sales prices, the length of time product has been held in inventory and quantities of various product styles contained in inventory. The ultimate amount realized from the sale of certain product could differ materially from management's estimates.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property, equipment and leasehold improvements are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms. Lives used in computing depreciation and amortization range from two to 30 years. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which materially increase values, improve capacities or extend useful lives are capitalized. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Deferred Lease Incentives

All incentives received from landlords for leasehold improvements and fixturing of new stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

Revenue Recognition

Sales are recorded net of an estimate for returns and allowances.

Store Opening Costs

Non-capital expenditures incurred prior to the opening of a new store are charged to expense in the month the store is opened.

Reclassifications

Certain reclassifications to the 1994 financial statements have been made to conform with the current year's presentation.

Earnings Per Share

In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be effective for the Company in the fourth quarter of 1997. SFAS No. 128 simplifies the computation for earnings per share by excluding the dilutive effect of common stock equivalents from basic earnings per share and makes the earnings per share calculation comparable to international standards. The Company has determined that the impact of adopting this standard will not have a material impact on previously reported earnings per share.

Use of Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                        February 1,   February 3,   January 28,
                                 1997          1996           1995
                             ------------------------------------------
Land                           $   205       $   205        $   205
Buildings                        5,813         5,807          3,793
Furniture, fixtures
  and equipment                 22,052        19,201         17,380

Leasehold improvements          16,573        15,517         13,952
Equipment under capital leases   3,737         3,574          3,428
Construction in progress                                      1,587
                             ------------------------------------------
Total                           48,380        44,304         40,345
Less accumulated depreciation
  and amortization              17,563        13,144          9,514
                             ------------------------------------------
Property and equipment-net     $30,817       $31,160        $30,831
                             ==========================================

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                        February 1,   February 3,   January 28,
                                  1997          1996          1995
                              -----------------------------------------
Restructuring reserve
  (See Note 7)                 $   318       $ 3,468        $   229
Advertising                      1,515           981          1,149
Employee compensation and
  benefits                       1,179           958          1,128
Sales and use tax                  597           476            578
Other                            1,563         1,621          1,426
                              -----------------------------------------
Total accrued and other
  liabilities                  $ 5,172       $ 7,504        $ 4,510
                              =========================================

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                        February 1,   February 3,   January 28,
                                  1997          1996          1995
                              -----------------------------------------
Revolving line  of credit      $ 8,500       $17,250        $20,400
Capital lease obligations
  (see Note 6)                   1,809         2,284          2,623
                              -----------------------------------------
Total                           10,309        19,534         23,023

Less current portion               688           612            573
                              -----------------------------------------
Total long-term debt, net of
 current portion               $ 9,621       $18,922        $22,450
                              =========================================

At February 3, 1996, the Company had an unsecured $40 million credit agreement (the "Credit Agreement") with a bank group which provided for a $30 million revolving line of credit and a $10 million line of credit reserved for the issuance of letters of credit.

On April 10, 1996, the Credit Agreement, including the financial convenants contained therein, was amended, reducing the total credit facility to $35 million. Sublimits for cash borrowings and letter of credit issuances were eliminated under the amended Credit Agreement. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (8.25% at February 1, 1997) or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 1.0% to 2.0%, depending on the Company's achievement of certain performance criteria. A commitment fee of .25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios, and a limitation on the payment of dividends. The most restrictive convenant limits capital expenditures to $12 million in fiscal 1997. At February 1, 1997, outstanding letters of credit were approximately $6 million.

On February 1, 1997, the Credit Agreement was amended to extend the expiration date to March 31, 1999 and to adjust certain financial covenants to be less restrictive.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. Seventy-one leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2001. The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                    1996      1995     1994
                               --------------------------
Rentals for real property      $12,208  $12,062   $9,182
Equipment rentals                  411      397      266
                               --------------------------
Total                          $12,619  $12,459   $9,448
                               ==========================

Future minimum lease payments at February 1, 1997 are as follows:

(000's)                              Operating    Capital
Fiscal years                           Leases     Leases
                                     --------------------
1997                                  $10,289     $   839
1998                                    9,564         770
1999                                    9,109         391
2000                                    8,712          78
2001                                    8,157           5
Thereafter to 2015                     22,194           0
                                     --------------------
Minimum lease payments                $68,025       2,083
                                     ========

Less imputed interest at rates
  ranging from 8.2% to 11.9%                          274
                                                  -------
Present value of net minimum lease
  payments of which $688,000 is
  included in current liabilities                 $ 1,809
                                                  =======

Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                        February 1,   February 3,   January 28,
                                   1997          1996          1995
                              -----------------------------------------
Equipment                         $3,737       $3,574         $3,428
Less accumulated amortization      2,124        1,390            799
                              -----------------------------------------
Equipment under capital
  lease-net                       $1,613       $2,184         $2,629
                              =========================================

Note 7 - Restructuring Charge

In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges related to its plan to close a total of nine unprofitable stores. At February 1, 1997, eight stores had been closed with the final store closing in February 1997. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

(000's)                    February 1,  February 3,   January 28,   December 31,
                              1997          1996          1995          1994
                           -----------------------------------------------------
Beginning restructuring
 reserve                     $3,468        $  229        $  234
Restructuring (credit)
 charge:
 Store closing and lease
  termination costs            (474)        1,953                       $ 105
 Equipment and leasehold
  improvement write-offs                    1,329                         162
                           -----------------------------------------------------
 Total restructuring
  (credit) charge              (474)        3,282                         267
Costs applied against reserve:
 Store closing and lease
  termination costs          (1,418)          (43)           (5)
 Equipment and leasehold
  improvement write-offs     (1,258)                                      (33)
                           -----------------------------------------------------
Ending restructuring
 reserve                     $  318        $3,468        $  229        $  234
                           =====================================================

In the aggregate, the eight stores closed in fiscal 1996 and February 1997 generated sales of $3.9 million and $9.6 million, and operating losses of $1.7 million and $1.8 million (including depreciation expense of $127,000 and $375,000) during 1996 and 1995, respectively. Cash outlays in 1996 of $1.7 million were for lease termination and store closing costs of $1.4 million and the repayment of $293,000 of lease incentives which were recorded as a deferred liability. The restructuring credit recorded in the fourth quarter of 1996 resulted primarily from favorable negotiation of lease termination costs.

The remaining restructuring charges of $318,000 at February 1, 1997 include management's best estimates of amounts required to be paid for store closing and lease termination costs of the final store which closed in February 1997. The total amount of the cash payments ultimately required could differ from the amounts recorded if management is unable to negotiate an acceptable lease termination agreement with the landlord.

Note 8 - Income Taxes

The provision (benefit) for income taxes consisted of:

(000's)
Fiscal years                      1996      1995      1994
                                 --------------------------
Current:
 Federal                         $  976   $(2,211)    $ 572
 State                              292      (392)      218
                                 --------------------------
 Total current                    1,268    (2,603)      790
                                 --------------------------
Deferred:
 Federal                          1,390    (1,575)       65
 State                              160      (242)       19
                                 --------------------------
 Total deferred                   1,550    (1,817)       84
                                 --------------------------
 Total provision (benefit)       $2,818   $(4,420)    $ 874
                                 ==========================

Included in other current assets are income tax receivables in the amounts of $285,000, $3.9 million and $2.2 million as of February 1, 1997, February 3, 1996, and January 28, 1995 respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                      1996      1995      1994
                                 --------------------------
U.S. Federal statutory
  tax rate                        34.0%    (34.0%)    34.0%
State and local income
  taxes, net of federal
  tax benefit                      5.5      (3.9)      7.4
Other                              1.0       (.2)       .7
                                 --------------------------
Effective tax rate                40.5%   (38.1%)     42.1%
                                 ==========================

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                         February 1,      February 3,
                                                   1997             1996
                                               ------------------------------
Deferred tax assets:
 Restructuring reserve                            $  121           $1,523
 Alternative minimum tax
   credit carryforward                               723              936
 Accrued rent                                        244              190
 Accrued compensation                                166              147
 State net operating loss carry forwards              60              114
 Lease incentives                                     19               42
 Other                                                99              128
                                               ------------------------------
 Total deferred tax assets                        $1,432           $3,080
                                               ==============================
Deferred tax liabilities:
 Depreciation                                     $  928           $1,119
 Purchase accounting adjustments                     932              926
 Inventory valuation                                 227              140
                                               ------------------------------
 Total deferred tax liabilities                   $2,087           $2,185
                                               ==============================

Note 9 - Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, the Company's Board of Directors approved the Shoe Carnival Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours per year. The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 15% of earnings with the Company matching the first 4% at a rate of 50%. Employee and Company contributions are paid to a trustee and invested in up to six investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of five years of participation in the Retirement Plan. Contributions charged to expense in 1996, 1995 and 1994 were $198,000, $172,000 and $121,000 respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not an executive officer or director, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 1996, 14,000 shares of common stock were purchased by participants in the plan. Proceeds to the Company for the sale of the shares was approximately $61,000.

Note 10 - Stock Option and Incentive Plans

1989 Stock Option Plan

Non-qualified stock options for a total of 1,500,000 shares of common stock were granted to certain officers, directors and other key employees prior to 1993. On November 1, 1992, the participants exercised all outstanding stock options and the plan was effectively terminated. Net proceeds to the Company from the sale of such shares were $239,000. In November 1992, the Company loaned an aggregate of $633,000 on a fully recourse basis to the participants to permit them to pay an estimated amount of income taxes due as a result of the stock option exercise. Of this amount, $239,000 was classified as a reduction to paid-in capital and $158,000 was recorded as a current asset. The notes evidencing such loans bear interest at a rate of 6% per annum and were originally due in four equal annual installments, the first of which was paid in 1993. The 1995 principal payment was extended for one year for participants who were employees of the Company on the date the payment was originally due. In 1996, certain participants paid an aggregate of $18,000 in principal (plus accrued interest) to the Company to retire their outstanding notes. The 1995 and 1996 principal payment for the remaining participants was extended for one year. The aggregate principal balance outstanding on the loans to the participants was $261,000 and $279,000 as of February 1, 1997 and February 3, 1996, respectively.

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 900,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993
Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 1, 1997, options to purchase 207,374 common shares were exercisable and 252,975 shares of unissued common stock were reserved for future grants under the plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the 1993 Plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal years                                  1996              1995
                                             ------            ------
Risk free interest rate                        6.8%              7.6%
Expected dividend yield                        0.0%              0.0%
Expected volatility                           50.5%             45.7%
Expected term                                5 Years           5 Years

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(000's, except per share data)

Fiscal years                                   1996              1995
                                              ------            ------
Pro forma net income (loss)                   $3,984           $(7,263)
Pro forma net income (loss) per share           $.31             $(.56)

The weighted-average fair value of options granted was $2.79 and $2.37 for 1996 and 1995, respectively.

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended February 1, 1997:

                                                  Weighted Average
                                      Shares       Exercise Price
                                   -------------------------------
Balance at January 1, 1994           249,225            $9.14

  Granted                            261,000            12.04
  Cancelled                          (49,200)           10.30
  Exercised                           (3,100)            8.67
                                   -------------------------------
Balance at December 31, 1994         457,925            10.82

  Granted                            155,500             4.83
  Cancelled                          (55,125)            9.63
                                   -------------------------------
Balance at February 3, 1996          558,300             9.27
  Granted                            339,500             5.31
  Cancelled                         (253,875)           11.94
                                   -------------------------------
Balance at February 1, 1997          643,925            $6.15
                                   ===============================

Note 11 - Contingencies

Litigation

The Company is involved in various routine legal proceedings incidental to the conduct of its business, none of which is expected to have a material adverse effect on the Company's financial position.

Note 12 - Other Related Party Transactions

The Company's Chairman and Principal Shareholder is the principal shareholder of LC Footwear, Inc. The Company purchased approximately $258,000 and $229,000 of merchandise from LC Footwear, Inc. in 1996 and 1995, respectively.

Weaver International Footwear, Inc. ("Weaver International"), a corporation owned and operated by the son of the Principal Shareholder, serves as one of the Company's import agents. Weaver International has represented the Company on a commission basis in dealings with shoe factories in mainland China (and previously Brazil), where most of the Company's private label shoes are manufactured. Commissions paid to Weaver International were $915,000, $1,256,000 and $1,548,000 in 1996, 1995 and 1994, respectively. All payments associated with the importation of goods through Weaver International are settled in U.S. dollars.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 1996 and 1995 include results for 13 weeks except for the fourth quarter of 1995 which includes results for 14 weeks. The following table summarizes results for 1996 and 1995:

(000's, except per share data)
                                    First     Second    Third    Fourth
1996                               Quarter    Quarter  Quarter   Quarter
                                   -------------------------------------
Net sales                          $58,208    $57,597  $63,882   $54,258
Gross profit                        16,349     15,928   19,018    13,836
Operating income                     2,000      1,842    3,971       387
Net income (1)                         921        891    2,197       131
Net income per share               $   .07    $   .07  $   .17   $   .01

(000's, except per share data)
                                    First     Second    Third    Fourth
1995                               Quarter    Quarter  Quarter   Quarter
                                   -------------------------------------
Net sales                          $55,063    $55,483  $60,166   $57,551
Gross profit                        14,195     14,845   16,284     6,920
Operating income (loss)                962      1,411    1,500   (13,857)
Net income (loss)(2)                   283        625      634    (8,732)
Net income (loss) per share           $.02       $.05     $.05     $(.67)

(1) The results of operations in the fourth quarter of 1996 includes a pre-tax credit of $474,000 resulting from the partial reversal of the restructuring charge taken in 1995.

(2) The net loss in the fourth quarter of 1995 includes a pre-tax charge of $3.3 million to establish a reserve for expected costs to be incurred in the closing of eight stores and a $2.9 million charge to cost of sales for anticipated losses to be incurred in the liquidation of clearance product.

                                 SHOE CARNIVAL, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Charged
                                   Balance at     (Credited) to    Balance at
                                   Beginning       Costs and         End of
      Descriptions                 of Period        Expenses         Period
      ------------                 ----------      ------------    ----------

Year ended December 31, 1994
   Reserve for sales returns
    and allowances..............   $  75,000      $   39,492       $  114,492
   Inventory reserve............     936,127       2,063,873        3,000,000

One-month period ended
 January 28, 1995
   Reserve for sales returns
     and allowances.............     114,492               0          114,492
   Inventory reserve............   3,000,000               0        3,000,000

Year ended February 3, 1996
   Reserve for sales returns
     and allowances.............     114,492               0          114,492
   Inventory reserve............   3,000,000       1,300,000        4,300,000

Year ended February 1, 1997
   Reserve for sales returns
     and allowances............      114,492               0          114,492
   Inventory reserve...........    4,300,000      (3,000,000)       1,300,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominee for Director of the Company is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a). 1.  Financial Statements:

              The following financial statements of the Company are set forth in
              Part II, Item 8.

              Index to Financial Statements

              Report of Management

              Independent Auditors' Report

              Balance Sheets at February 1, 1997, February 3, 1996
                and January 28, 1995

              Statements  of  Income  for the  years  ended  February  1,  1997,
                February 3, 1996, January 28, 1995 and
                December 31, 1994

              Statements  of Cash Flows for the years  ended  February  1, 1997,
                February 3, 1996, January 28, 1995 and December 31, 1994

              Statements of Shareholders' Equity for the years ended February 1,
                1997, February 3, 1996, January 28, 1995 and December 31, 1994

              Notes to Financial Statements

          2.  Financial Statement Schedules:

              The following financial statement schedule of the Company is set forth in Part II, Item 8.

              Schedule II    Valuation and Qualifying Accounts

          3.  Exhibits:

              A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended February 1, 1997.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Shoe Carnival, Inc.


Date:    April 29, 1997                 By:  /s/ Mark L. Lemond
                                           -----------------------------
                                                   Mark L. Lemond
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                          Date
      ---------                    -----                          ----

/s/ J. Wayne Weaver     Chairman of the Board and Director    April 29, 1997
----------------------
J. Wayne Weaver

/s/ Mark L. Lemond      President, Chief Executive Officer    April 29, 1997
----------------------  and Director
Mark L. Lemond          (Principal Executive Officer)

/s/ David H. Russell    Vice Chairman of the Board and        April 29, 1997
----------------------  Director
David H. Russell

/s/ William E. Bindley  Director                              April 29, 1997
----------------------
William E. Bindley

/s/ Gerald W. Schoor    Director                              April 29, 1997
----------------------
Gerald W. Schoor

/s/ W. Kerry Jackson    Vice President - Chief Financial      April 29, 1997
----------------------  Officer and Treasurer
W. Kerry Jackson        (Principal Financial and Accounting
                        Officer)

                             INDEX TO EXHIBITS


Exhibit
   No.                           Description
-------        -----------------------------------------------
3-A     (9)    Restated Articles of Incorporation of Registrant

3-B     (10)   By-laws of Registrant, as amended to date

 4      (2)    (i) Credit Agreement dated February 16, 1994 between Registrant and Mercantile Bank of St. Louis National Association and Firstar
               Bank of Milwaukee, N.A.; (ii) Promissory Notes of Registrant dated February 16, 1994

        (3) (ii) Amendment to Loan and Security Agreement and Promissory Notes dated October 1, 1994

        (4) (iii) Amended and Restated Credit Agreement and Promissory Notes dated November 15, 1994


        (4) (iv) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 22, 1994

        (4) (v) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated February 10, 1995

        (6) (vi) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated June 26, 1995

        (7) (vii) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 15, 1995

        (8) (viii) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 10, 1996

               (ix) Sixth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated February 1, 1997

10-A    (1)    (i)  Lease  dated  October  28,  1986,   between  Evansville
               Associates, as landlord, and Registrant, as tenant, with respect to Eastland Place Store

        (2) (ii) Amendment to Lease, dated July 14, 1993, between Evansville Associates, as landlord, and Registrant, as tenant, with respect to Evansville Eastland Place Store

10-B    (1)    Lease dated March 31, 1987, between FPC Development  Company, as landlord, and Registrant, as tenant, with respect to Lexington
               Loehmann's Plaza Store

                             INDEX TO EXHIBITS

Exhibit
   No.                           Description
-------        -----------------------------------------------

10-C           Schedule of Leases

10-D*   (1)    1989 Stock Option Plan of Registrant and amendments to such Plan

10-E*   (1)    (i)1993 Stock Option and Incentive Plan of Registrant

        (5) (ii) First Amendment to 1993 Stock Option and Incentive Plan of Registrant

10-F*   (1)    Executive Incentive Compensation Plan of Registrant

10-I    (1)    Non-competition Agreement dated as of January 15, 1993, between
               Registrant J. Wayne Weaver

10-K    (1)    Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including: (I) Exercise Notice; (ii) Subscription
               Agreement; (iii) Promissory Note; (iv) Pledge Agreement; (v)
               Stock Power

10-L*   (5)    Employee Stock Purchase Plan of Registrant

23             Written consent of Deloitte & Touche LLP

27             Financial Data Schedule

-------------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

(1)   The copy of this exhibit filed as the same exhibit number to the Company's
      Registration   Statement  on  Form  S-1  (Registration  No.  33-57902)  is
      incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended January 1, 1994 is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994 is incorporated herein by reference.

(4) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

(5) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 is incorporated herein by reference.

(6) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 is incorporated herein by reference.

(7) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 is incorporated herein by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 is incorporated herein by reference.

(9) The copy of this exhibit filed as exhibit number 3.1 to the Company's current Report on Form 8-K dated July 17, 1996 is incorporated herein by reference.

(10) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996 is incorporated herein by reference.