Form 10-Q
period 1997-05-03
SHOE CARNIVAL INC
filed 1997-06-13
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended May 3, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from     to

Commission File Number: 0-21360

                               Shoe Carnival, Inc.
             (Exact name of registrant as specified in its charter)

            Indiana                                     35-1736614
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                    Number)


 8233 Baumgart Road, Evansville, Indiana                  47711
(Address of principal executive offices)                 (Zip Code)

                                 (812) 867-6471
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, no par value, 13,039,418 shares outstanding as of June 1, 1997.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
            Condensed Balance Sheets .............................        3
            Condensed Statements of Income........................        4
            Condensed Statement of Shareholders' Equity...........        5
            Condensed Statements of Cash Flows....................        6
            Notes to Condensed Financial Statements...............        7

         Item 2 - Management's Discussion and Analysis............     8-10

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K................       11


         Signature................................................       12

                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited


                                            May 3,    February 1,      May 4,
                                             1997        1997           1996
                                         ----------  ------------   ----------
                                                    (In thousands)

                                 ASSETS
Current Assets:
   Cash and cash equivalents...........  $    1,762   $    1,625    $    1,607
   Accounts receivable.................         780          916           912
   Notes receivable from shareholders..          22           22            40
   Merchandise inventories.............      64,173       59,240        61,197
   Deferred income tax benefit.........         441          400         1,070
   Other...............................         777          906         3,622
                                         ----------   ----------    ----------
Total Current Assets...................      67,955       63,109        68,448
Property and equipment-net.............      30,831       30,817        31,044
                                         ----------   ----------    ----------
Total Assets...........................  $   98,786   $   93,926    $   99,492
                                         ==========   ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................  $    8,637   $   12,159    $    8,402
   Accrued and other liabilities.......       6,191        5,172         7,491
   Current portion of long-term debt...         702          688           650
                                         ----------   ----------    ----------
Total Current Liabilities..............      15,530       18,019        16,543
Long-term debt.........................      14,939        9,621        19,878
Deferred lease incentives..............       1,416        1,458         1,668
Deferred income taxes..................       1,130        1,056           911
                                         ----------   ----------    ----------
Total Liabilities......................      33,015       30,154        39,000
                                         ----------   ----------    ----------

Shareholders' Equity:
   Common  stock,  no and $.10 par
   value,  50,000  shares  authorized,
   13,037, 13,032, 13,019 shares issued
   and outstanding at May 3, 1997,
   February 1, 1997 and May 4, 1996....           0            0         1,302
   Additional paid-in capital..........      61,579       61,398        60,035
   Retained earnings (deficit).........       4,192        2,374          (845)
                                         ----------    ---------    ----------
Total Shareholders' Equity.............      65,771       63,772        60,492
                                         ----------    ---------    ----------
Total Liabilities and
  Shareholders' Equity.................  $   98,786    $  93,926    $   99,492
                                         ==========    =========    ==========





                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                               Thirteen             Thirteen
                                              Weeks Ended          Weeks Ended
                                              May 3, 1997          May 4, 1996
                                             -------------        -------------
                                           (In thousands, except per share data)

Net sales...............................     $   59,328            $   58,208
Cost of sales (including buying,
  distribution and occupancy costs).....         40,998                41,859
                                              ---------             ---------

Gross profit............................         18,330                16,349
Selling, general and administrative
  expenses..............................         15,044                14,349


Operating income........................          3,286                 2,000
Interest expense, net...................            231                   439
                                              ---------             ---------

Income before income taxes..............          3,055                 1,561
Income taxes............................          1,237                   640
                                              ---------             ---------

Net income..............................     $    1,818            $      921
                                              =========             =========

Net income per share....................     $      .14            $      .07
                                              =========             =========

Weighted average common shares and
  common equivalent shares outstanding..         13,054                13,019
                                              =========             =========






                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                                 Additional
                                 Common Stock     Paid-In    Retained
                                Shares  Amount    Capital    Earnings    Total
                                ------- ------   ---------- ---------  ---------
                                                  (In thousands)


Balance at February 1, 1997....  13,032  $  0    $  61,398  $   2,374  $  63,772
  Employee stock purchase
    plan purchases.............       5                 23                    23
  Payment on stock purchase....                        158                   158
  Net income...................                                 1,818      1,818
                                -------  ----    ---------  ---------  ---------
Balance at May 3, 1997.........  13,037  $  0    $  61,579  $   4,192  $  65,771
                                =======  ====    =========  =========  =========






                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                   Thirteen          Thirteen
                                                  Weeks Ended       Weeks Ended
                                                  May 3, 1997       May 4, 1996
                                                 ------------      ------------
                                                           (In thousands)

Cash flows from operating activities:
   Net income................................... $    1,818        $      921
   Adjustments  to  reconcile  net  income
     to net cash  provided  by  operating
     activities:
     Depreciation and amortization..............      1,364             1,273
     Loss on retirement of assets...............         97                48
     Deferred income taxes......................         33               735
     Compensation for forgiveness of debt.......        158                 0
     Other  ....................................        (41)              (41)
     Changes in operating assets and liabilities:
       Merchandise inventories..................     (4,934)            1,503
       Accounts receivable......................        137                74
       Accounts payable and accrued liabilities.     (2,333)           (3,729)
       Other....................................        129             1,036
                                                 ----------        ----------

Net cash (used in) provided by operating
   activities...................................     (3,572)            1,820
                                                 ----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment..........     (1,662)           (1,719)
   Lease incentives.............................          0              (241)
   Other........................................         16                 0
                                                 ----------        ----------

Net cash used in investing activities...........     (1,646)           (1,960)
                                                 ----------        ----------

Cash flows from financing activities:
   Borrowings under line of credit..............     35,125            67,525
   Payments on line of credit...................    (29,625)          (66,525)
   Payments on capital lease obligations........       (168)             (153)
   Proceeds from issuance of stock..............         23                 0
                                                 ----------        ----------

Net cash provided by financing activities.......      5,355               847
                                                 ----------        ----------

Net increase in cash and cash equivalents.......        137               707
Cash and cash equivalents at beginning of
   period.......................................      1,625               900
                                                 ----------        ----------

Cash and cash equivalents at end of period...... $    1,762        $    1,607
                                                 ==========        ==========

Supplemental disclosures of cash flow
 information:
   Cash paid during period for interest......... $      219        $      423
   Cash paid (refunded) during period for
    income taxes................................ $      244        $   (1,888)
Supplemental disclosure of noncash
 investing activities:
   Capital lease obligations incurred........... $        0        $      147



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

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1996 Annual Report.

Note 2 - Restructuring Charge

In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges related to its plan to close a total of nine unprofitable stores. Eight stores were closed during fiscal years 1995 and 1996, with the remaining store being closed in February 1997.

During the first quarter of 1997 charges applied against the restructuring reserve include cash expenditures of $83,000 for store closing costs and $167,000 for equipment and leasehold improvement write-offs. The remaining reserve of $68,000 will be utilized primarily for lease termination costs.

The restructuring charges include management's best estimates of amounts required to be paid for store closing and lease termination costs. The total amount of the cash payments ultimately required could differ materially from the amounts recorded if management is unable to negotiate an acceptable lease termination agreement with the landlord.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                                                     Comparable
                        Number of Stores        Store Square Footage Store Sales
                Beginning                End of   Net       End       Increase/
Quarter Ended   Of Period  Opened Closed Period Decrease  of Period  (Decrease)
-------------  ---------- ------- ------ ------ --------- ---------  -----------


May 3, 1997          93       0     2      91   (19,000)  1,007,000      4.4%

May 4, 1996          95       2     4      93    (2,000)  1,022,000     (4.4%)


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                Thirteen              Thirteen
                                               Weeks Ended          Weeks Ended
                                               May 3, 1997          May 4, 1996
                                              ------------         ------------

Net sales................................          100.0%                100.0%
Cost of sales (including buying,
  distribution and occupancy costs)......           69.1                  71.9
                                               ----------            ----------

Gross profit.............................           30.9                  28.1
Selling, general and administrative
  expenses...............................           25.4                  24.6
                                               ----------            ----------

Operating income.........................            5.5                   3.5
Interest expense.........................             .4                    .8
                                               ----------            ----------

Income before income taxes...............            5.1                   2.7
Income taxes.............................            2.0                   1.1
                                               ----------            ----------

Net income...............................            3.1%                  1.6%
                                               ==========            ==========




Net Sales

Net sales increased $1.1 million to $59.3 million in the first quarter of 1997, a 1.9% increase over net sales of $58.2 million in the comparable prior year period. The increase was attributable to a 4.4% comparable store sales increase and the sales generated by the five new stores opened in 1996, partially offset by the reduction in sales for the nine stores closed in 1996 and 1997. The comparable store sales increase was supported with increases in all major product categories. Average footwear unit prices in comparable stores increased 12.6% while footwear unit sales decreased 7.4%. Sales of private label and non-name brand footwear constituted 16.3% of total footwear sales in the first quarter of 1997 as compared with 16.0% in the prior year quarter.

Gross Profit

Gross profit increased $2.0 million to $18.3 million in the first quarter of 1997, a 12.1% increase over gross profit of $16.3 million in the comparable prior year period. The Company's gross profit margin increased to 30.9% from 28.1%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.3%. The increase in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


merchandise gross profit margin of 2.5% of sales was broad based with all major product categories improving over the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $695,000 to $15.0 million in the first quarter of 1997 from $14.3 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.8%. Excluding the effect of a $650,000 nonrecurring charge related to the retirement of David H. Russell, former vice chairman, president and chief executive officer, selling, general and administrative expenses as a percent of sales decreased 0.3% to 24.3%. Total pre-opening costs for the two stores opened in the first quarter of 1996 were $240,000 or 0.4% of sales. No stores were opened in the first quarter of 1997.

Interest Expense

The reduction in net interest expense to $231,000 in the first quarter of 1997 from $439,000 in the first quarter of 1996 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes

The effective income tax rate of 40.5% and 41.0% in the first quarters of 1997 and 1996 respectively differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $3.6 million during the first quarter of 1997. Excluding changes in operating assets and liabilities, cash provided by operating activities was $3.4 million in the first quarter of 1997. An increase in merchandise inventories of $4.9 million and a reduction in accounts payable and accrued liabilities of $2.3 million were partially offset by the $3.4 million in cash generated by operations before changes in operating assets and liabilities. The increase in merchandise inventories was primarily due to seasonal fluctuations.

Working capital increased to $52.4 million at May 3, 1997 from $45.1 million at February 1, 1997 and the current ratio improved to 4.4 to 1 from 3.5 to 1. Long-term debt as a percentage of total capital was 18.5% at May 3, 1997, compared to 13.1% at February 1, 1997.

Capital expenditures were $1.7 million in the first quarter of 1997. Of these expenditures, approximately $1.1 million was incurred for the remodeling of certain stores. The remaining capital expenditures in the first quarter of 1997 were primarily for technological improvements in the stores and distribution center.

The Company intends to open three or four stores in the second half of 1997. Two stores were closed in the first quarter of 1997. The Company opened two stores in the first quarter of 1996 and closed four stores.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


As part of the Company's effort to upgrade the image of its stores, a new prototype design has been utilized in all new and remodeled stores since the fourth quarter of 1995. The size of stores utilizing the new prototype design has increased from 10,000 square feet to between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Accordingly, capital expenditures for new stores have increased to an average of approximately $450,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investments in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average $60,000 to $80,000 per-store.

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The credit agreement limits capital expenditures in 1997 to $12 million. Borrowings and letters of credit outstanding under this facility at May 3, 1997 were $14 million and $4.6 million, respectively.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            (10-N) Employment agreement dated April 14, 1997, between the
                   Registrant and Cliff Sifford

            (12)   Financial Data Schedule

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended
            May 3, 1997

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  June 13,  1997                                   SHOE CARNIVAL, INC.
                                                            (Registrant)



                                                    By: /s/ W. Kerry Jackson
                                                        W. Kerry Jackson
                                                        Vice President and
                                                        Chief Accounting Officer