Form 10-Q
period 1997-08-02
SHOE CARNIVAL INC
filed 1997-09-15
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

Common Stock, no par value, 13,047,287 shares outstanding as of September 1, 1997.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS




Part I   Financial Information                                           Page
         Item 1 - Financial Statements (Unaudited)
            Condensed Balance Sheets .................................      3
            Condensed Statements of Income............................      4
            Condensed Statement of Shareholders' Equity...............      5
            Condensed Statements of Cash Flows........................      6
            Notes to Condensed Financial Statements...................      7

         Item 2 - Management's Discussion and Analysis................   8-11

Part II  Other Information


         Item 4.  Submission of Matters to Vote of Security Holders...     12

         Item 6.  Exhibits and Reports on Form 8-K....................     12



         Signature....................................................     13



                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited


                                         August 2,    February 1,     August 3,
                                           1997          1997            1996
                                        ----------    -----------     ---------
                                                    (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents...........  $   1,902     $   1,625      $   1,584
   Accounts receivable.................        852           916          1,036
   Notes receivable from shareholders..         22            22             40
   Merchandise inventories.............     68,819        59,240         64,662
   Deferred income tax benefit.........        483           400            811
   Other...............................      1,220           906          3,360
                                         ---------     ---------      ---------
Total Current Assets...................     73,298        63,109         71,493
Property and equipment-net.............     31,451        30,817         31,192
                                         ---------     ---------      ---------
Total Assets...........................  $ 104,749     $  93,926      $ 102,685
                                         =========     =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................  $  14,960     $  12,159      $  18,596
   Accrued and other liabilities.......      4,335         5,172          5,928
   Current portion of long-term debt...        717           688            664
                                         ---------     ---------      ---------
Total Current Liabilities..............     20,012        18,019         25,188
Long-term debt.........................     14,355         9,621         13,472
Deferred lease incentives..............      1,404         1,458          1,624
Deferred income taxes..................      1,207         1,056          1,001
                                         ---------     ---------      ---------
Total Liabilities......................     36,978        30,154         41,285
                                         ---------     ---------      ---------

Shareholders' Equity:
   Common stock, no par value, 50,000
    shares authorized, 13,045, 13,032,
    13,022 shares issued and outstanding
    at August 2, 1997, February 1, 1997
    and August 3, 1996.................          0             0              0
   Additional paid-in capital..........     61,616        61,398         61,353
   Retained earnings...................      6,155         2,374             47
                                         ---------     ---------      ---------
Total Shareholders' Equity.............     67,771        63,772         61,400
                                         ---------     ---------      ---------
Total Liabilities and Shareholders'
   Equity..............................  $ 104,749     $  93,926      $ 102,685
                                         =========     =========      =========










                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                              Thirteen     Thirteen    Twenty-six    Twenty-six
                             Weeks Ended  Weeks Ended  Weeks Ended   Weeks Ended
                              August 2,    August 3,    August 2,     August 3,
                                1997         1996         1997          1996
                             -----------  -----------  -----------   -----------
                                     (In thousands, except per share data)
Net sales..................   $  62,393    $  57,597    $ 121,721     $ 115,805
Cost of sales (including
   buying, distribution
   and occupancy costs)....      44,271       41,669       85,269        83,528
                              ---------    ---------    ---------     ---------

Gross profit...............      18,122       15,928       36,452        32,277
Selling, general and
   administrative expenses.      14,575       14,086       29,619        28,435
                              ---------    ---------    ---------     ---------

Operating income...........       3,547        1,842        6,833         3,842
Interest expense, net......         247          332          478           771
                              ---------    ---------    ---------     ---------

Income before income taxes.       3,300        1,510        6,355         3,071
Income taxes...............       1,337          619        2,574         1,259
                              ---------    ---------    ---------     ---------

Net income.................   $   1,963    $     891    $   3,781     $   1,812
                              =========    =========    =========     =========

Net income per share.......   $     .15    $     .07    $     .29     $     .14
                              =========    =========    =========     =========

Weighted average common
   shares and common
   equivalent shares
   outstanding.............      13,286       13,021       13,170        13,020
                              =========    =========    =========     =========









                   See Notes to Condensed Financial Statements





                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                                  Additional
                                  Common Stock     Paid-In    Retained
                               Shares     Amount   Capital    Earnings    Total
                               ------     ------  ----------  --------  --------
                                                 (In thousands)
Balance at February 1, 1997.... 13,032   $  0    $  61,398   $  2,374   $ 63,772
  Employee stock purchase
       plan purchases..........     13                  60                    60
  Payment on stock purchase....                        158                   158
  Net income...................                                 3,781      3,781
                               -------   ----   ----------   --------  ---------
Balance at August 2, 1997.....  13,045   $  0    $  61,616   $  6,155  $  67,771
                               =======   ====   ==========   ========  =========









                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                         Twenty-six   Twenty-six
                                                         Weeks Ended Weeks Ended
                                                           August 2,   August 3,
                                                             1997        1996
                                                         -----------  ----------
                                                              (In thousands)
Cash flows from operating activities:
   Net income...........................................  $   3,781   $   1,812
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization......................      2,840       2,538
     Loss on retirement of assets.......................        190         219
     Deferred income taxes..............................         68       1,084
     Compensation for forgiveness of debt...............        158           0
     Other  ............................................        (54)        (84)
     Changes in operating assets and liabilities:
       Merchandise inventories..........................     (9,579)     (1,963)
       Accounts receivable..............................         64         (50)
       Accounts payable and accrued liabilities.........      2,135       5,273
       Other............................................       (315)      1,299
                                                          ---------   ---------

Net cash (used in) provided by operating activities.....       (712)     10,128
                                                          ---------   ---------

Cash flows from investing activities:
   Purchases of property and equipment..................     (3,850)     (3,661)
   Lease incentives.....................................          0        (241)
   Other................................................         16           2
                                                          ---------   ---------

Net cash used in investing activities...................     (3,834)     (3,900)
                                                          ---------   ---------

Cash flows from financing activities:
   Borrowings under line of credit......................     67,425      97,025
   Payments on line of credit...........................    (62,325)   (102,275)
   Payments on capital lease obligations................       (337)       (310)
   Proceeds from issuance of stock......................         60          16
                                                          ---------   ---------

Net cash provided by (used in) financing activities.....      4,823      (5,544)
                                                          ---------   ---------

Net increase in cash and cash equivalents...............        277         684
Cash and cash equivalents at beginning of period........      1,625         900
                                                          ---------   ---------

Cash and cash equivalents at end of period..............  $   1,902   $   1,584
                                                          =========   =========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest.................  $     473   $     815
   Cash paid (refunded) during period for income taxes..  $   2,379   $  (2,046)
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred...................  $       0   $     162







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

During the first half of 1997 charges applied against the restructuring reserve include cash expenditures of $107,000 for store closing costs and $171,000 for equipment and leasehold improvement write-offs. The remaining reserve of $40,000 will be utilized primarily for lease termination costs.

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



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
                                                                      Comparable
                        Number of Stores        Store Square Footage Store Sales
              Beginning                 End of      Net        End     Increase
Quarter Ended Of Period Opened  Closed  Period   Decrease  of Period  (Decrease)
------------- --------- ------- ------- ------- --------- ----------- ----------
May 3, 1997       93       0       2       91    (19,000)   1,007,000     4.4%
August 2, 1997    91       0       0       91      5,000    1,012,000     8.8%
Year-to-date      93       0       2       91    (14,000)   1,012,000     6.0%

May 4, 1996       95       2       4       93     (2,000)   1,022,000    (4.4%)
August 3, 1996    93       2       2       93      2,000    1,024,000    (3.2%)
Year-to-date      95       4       6       93          0    1,024,000    (3.8%)


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:


                              Thirteen      Thirteen    Twenty-six   Twenty-six
                             Weeks Ended   Weeks Ended  Weeks Ended  Weeks Ended
                              August 2,     August 3,    August 2,    August 3,
                                1997          1996         1997         1996
                            -----------    -----------  -----------  -----------

Net sales..................     100.0%        100.0%        100.0%        100.0%
Cost of sales (including
   buying, distribution
   and occupancy costs)....      70.9          72.3          70.1          72.1
                            ---------     ---------     ---------     ---------

Gross profit...............      29.1          27.7          29.9          27.9
Selling, general and
   administrative expenses.      23.4          24.5          24.3          24.6
                            ---------     ---------     ---------     ---------

Operating income...........       5.7           3.2           5.6           3.3
Interest expense...........        .4            .6            .4            .6
                            ---------     ---------     ---------     ---------

Income before income taxes.       5.3           2.6           5.2           2.7
Income taxes...............       2.1           1.1           2.1           1.1
                            ---------     ---------     ---------     ---------

Net income.................       3.2%          1.5%          3.1%          1.6%
                            =========     =========     =========     =========



Net Sales

Net sales increased $4.8 million to $62.4 million in the second quarter of 1997, an 8.3% increase over net sales of $57.6 million in the comparable prior year period. The increase was attributable to an 8.8% comparable store sales increase and the sales generated by the five new stores opened in 1996, partially offset by the reduction in sales for the eight stores closed in 1996 and 1997. The comparable store sales increase was supported with increases in the majority of the product categories. Average footwear unit prices in comparable stores increased 9.5% while footwear unit sales decreased 1.1%. Sales of private label and non-name brand footwear constituted 17.7% of total footwear sales in the second quarter of 1997 as compared with 16.7% in the prior year quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales increased $5.9 million to $121.7 million in the first half of 1997, a 5.1% increase over net sales of $115.8 million in the comparable prior year period. The increase was attributable to a 6.0% comparable store sales increase and the sales generated by the five new stores opened in 1996, partially offset by the reduction in sales for the eight stores closed in 1996 and 1997. The comparable store sales increase was supported with increases in all major product categories. Average footwear unit prices in comparable stores increased 10.5% while footwear unit sales decreased 4.3%. Sales of private label and non-name brand footwear constituted 17.2% of total footwear sales in the first half of 1997 as compared with 16.4% in the prior year.

Gross Profit

     Gross profit increased $2.2 million to $18.1 million in the second quarter of 1997, a 13.8% increase over gross profit of $15.9 million in the comparable prior year period. The Company's gross profit margin increased to 29.1% from 27.7%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.4%. The increase in merchandise gross profit margin of 1.0% of sales was broad based with all major product categories improving over the comparable prior year period.

     Gross profit increased $4.2 million to $36.5 million in the first half of 1997, a 12.9% increase over gross profit of $32.3 million in the comparable prior year period. The Company's gross profit margin increased to 29.9% from 27.9%. As a percentage of sales, buying, distribution and occupancy costs decreased .3%. The increase in merchandise gross profit margin of 1.7% of sales was broad based with all major product categories improving over the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $489,000 to $14.6 million in the second quarter of 1997 from $14.1 million in the comparable prior year period. As a percentage of sales, these expenses decreased 1.1%. Total pre-opening costs for the two stores opened in the second quarter of 1996 were $132,000 or 0.2% of sales. No stores were opened in the second quarter of 1997.

Selling, general and administrative expenses increased $1.2 million to $29.6 million in the first half of 1997 from $28.4 million in the comparable prior year period. As a percentage of sales, these expenses decreased .3%. Total pre-opening costs for the four stores opened in the first half of 1996 were $371,000 or .3% of sales. No stores were opened in the first half of 1997.

Interest Expense

The reduction in net interest expense in the second quarter and the first six months of 1997 as compared with in the second quarter and the first six months of 1996 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes

The effective income tax rate of 40.5% and 41.0% in the second quarters and the first six months of 1997 and 1996 respectively differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $712,000 during the first half of 1997. Excluding changes in operating assets and liabilities, cash provided by operating activities was $7.0 million in the first half of 1997. An increase in merchandise inventories of $9.6 million and a reduction in accounts payable and accrued liabilities of $2.1 million were partially offset by the $7.0 million in cash generated by operations before changes in operating assets and liabilities. The increase in merchandise inventories was primarily due to seasonal fluctuations.

Working capital increased to $53.3 million at August 2, 1997 from $45.1 million at February 1, 1997 and the current ratio improved to 3.7 to 1 from 3.5 to 1. Long-term debt as a percentage of total capital was 17.5% at August 2, 1997, compared to 13.1% at February 1, 1997.

Capital expenditures were $3.9 million in the first half of 1997. Of these expenditures, approximately $2.9 million was incurred for the remodeling of certain stores. The remaining capital expenditures in the first half of 1997 were primarily for technological improvements in the stores and distribution center.

The Company intends to end fiscal 1997 with 91 stores after the opening of four stores in the second half of 1997 and the closing of four lower volume stores at the expiration of their leases. Two stores were closed in the first half of 1997. The Company opened four stores in the first half of 1996 and closed six stores.

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

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The credit agreement limits capital expenditures in 1997 to $12 million. Borrowings and letters of credit outstanding under this facility at August 2, 1997 were $13.6 million and $8.5 million, respectively.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



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

Factors That May Effect Future Results

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which the Company's stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the impact of competition, weather patterns, consumer buying trends and the ability of the Company to identify and respond to emerging fashion trends; the availability of desirable store locations and management's ability to negotiate acceptable lease terms and open new stores in a timely manner; and changes in the political and economic environments in the People's Republic of China, where most of the Company's private label products are manufactured, and the contiuned favorable trade relationships between China and the United States.

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders

          The annual meeting of the common shareholders of the Company was held June 11, 1997.

          Election of Director

          David H. Russell was elected at the annual meeting to serve as a Director of the Company for a three year term. Mr. Russell received 11,011,697 votes in favor of his election and none against.

          Other Matters Voted Upon at the Meeting

          Deloitte & Touche LLP was appointed as auditor for the Company for 1997. 11,834,360 votes were cast in favor, 19,150 votes were cast against and 9,587 abstentions were recorded with respect to such appointment.

          Shareholders approved various amendments to the Company's 1993 Stock Option and Incentive Plan including increasing the number of shares of the Company's Common Stock subject to issuance under the plan from 900,000 to 1,500,000. 6,630,195 votes were cast in favor, 2,327,498 votes were cast against, 19,641 abstentions and 2,885,763 broker non-votes were recorded with respect to such approval.

          Shareholders approved an amendment to the Company's Employee Stock Purchase Plan to allow officers of the Company to participate. 8,215,178 votes were cast in favor, 816,498 votes were cast against, 9,653 abstentions and 2,821,798 broker non-votes were recorded with respect to such approval.




Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (10-E)  1993 Stock Option and Incentive Plan of Registrant

          (10-L)  Employee Stock Purchase Plan of Registrant

          (27)    Financial Data Schedule

    (b)   Reports on Form 8-K

          A report on Form 8-K was filed by the Company on June 9, 1997 to announce the retirement and terms of retirement of David H. Russell, the Company's founder and Vice Chairman.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: September 12, 1997                                SHOE CARNIVAL, INC.
                                                           (Registrant)



                                                   By:  /s/ W. Kerry Jackson
                                                        W. Kerry Jackson
                                                        Vice President and
                                                        Chief Financial Officer