Form 10-Q
period 1997-11-01
SHOE CARNIVAL INC
filed 1997-12-15
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended    November 1, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from    to

Commission File Number:           0-21360

                               Shoe Carnival, Inc.
             (Exact name of registrant as specified in its charter)

           Indiana                                           35-1736614
(State or other jurisdiction of incorporation       (IRS Employer Identification
 or organization)                                    Number)


8233 Baumgart Road, Evansville, Indiana                             47711
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

Common Stock, no par value, 13,055,087 shares outstanding as of December 1, 1997.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Part I  Financial Information
        Item 1 - Financial Statements (Unaudited)
           Condensed Balance Sheets ...............................        3
           Condensed Statements of Income..........................        4
           Condensed Statement of Shareholders' Equity.............        5
           Condensed Statements of Cash Flows......................        6
           Notes to Condensed Financial Statements.................        7

        Item 2 - Management's Discussion and Analysis..............     8-11

Part II Other Information

        Item 6.  Exhibits and Reports on Form 8-K..................       12



        Signature..................................................       13


                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                         November 1,   February 1,   November 2,
                                            1997          1997           1996
                                         -----------  -----------   -----------
                                                    (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents............ $    1,687   $    1,625    $    1,414
   Accounts receivable..................      1,015          916           930
   Notes receivable from shareholders...         22           22            40
   Merchandise inventories..............     67,160       59,240        65,759
   Deferred income tax benefit..........        351          400           797
   Other................................        842          906           333
                                         ----------   ----------    ----------
Total Current Assets....................     71,077       63,109        69,273
Property and equipment-net..............     31,892       30,817        30,686
                                         ----------   ----------    ----------
Total Assets............................ $  102,969   $   93,926    $   99,959
                                         ==========   ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................... $   10,503   $   12,159    $   14,239
   Accrued and other liabilities........      5,556        5,172         6,601
   Current portion of long-term debt....        718          688           676
                                         ----------   ----------    ----------
Total Current Liabilities...............     16,777       18,019        21,516
Long-term debt..........................     12,580        9,621        12,398
Deferred lease incentives...............      1,364        1,458         1,514
Deferred income taxes...................      1,330        1,056           910
                                         ----------   ----------    ----------
Total Liabilities.......................     32,051       30,154        36,338
                                         ----------   ----------    ----------

Shareholders' Equity:
   Common stock,  no par value, 50,000
    shares authorized, 13,055, 13,032,
    13,028 shares issued and outstanding
    at November 1, 1997, February 1, 1997
    and November 2, 1996................          0            0             0
   Additional paid-in capital...........     61,673       61,398        61,378
   Retained earnings....................      9,245        2,374         2,243
                                         ----------   ----------    ----------
Total Shareholders' Equity..............     70,918       63,772        63,621
                                         ----------   ----------    ----------
Total Liabilities and Shareholders'
   Equity............................... $  102,969   $   93,926    $   99,959
                                         ==========   ==========    ==========







                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                              Thirteen     Thirteen    Thirty-nine  Thirty-nine
                             Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                             November 1,  November 2,  November 1,  November 2,
                                 1997         1996         1997         1996
                             -----------  -----------  -----------  -----------
                                    (In thousands, except per share data)
Net sales..................  $   66,364   $   63,882   $  188,085   $  179,687
Cost of sales (including
   buying, distribution
   and occupancy costs)....      45,874       44,864      131,143      128,392
                             ----------   ----------   ----------   ----------

Gross profit...............      20,490       19,018       56,942       51,295
Selling, general and
   administrative expenses.      15,183       15,047       44,802       43,482
                             ----------   ----------   ----------   ----------

Operating income...........       5,307        3,971       12,140        7,813
Interest expense, net......         247          248          725        1,019
                             ----------   ----------   ----------   ----------

Income before income taxes.       5,060        3,723       11,415        6,794
Income taxes...............       1,970        1,526        4,544        2,785
                             ----------   ----------   ----------   ----------

Net income.................  $    3,090   $    2,197   $    6,871   $    4,009
                             ==========   ==========   ==========   ==========

Net income per share.......  $      .23   $      .17   $      .52   $      .31
                             ==========   ==========   ==========   ==========

Weighted average common
   shares and common
   equivalent shares
   outstanding.............      13,330       13,028       13,223       13,022
                             ==========   ==========   ==========   ==========







                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                                     Additional
                                        Common Stock   Paid-In  Retained
                                       Shares  Amount  Capital  Earnings  Total
                                       ------  ------ --------- -------- -------
                                                         (In thousands)
Balance at February 1, 1997........... 13,032  $  0   $ 61,398  $ 2,374 $ 63,772
   Employee stock purchase
        plan purchases................     23              117               117
   Payment on stock purchase..........                     158               158
   Net income.........................                            6,871    6,871
                                       ------  ----  ---------  ------- --------
Balance at November 1, 1997........... 13,055  $  0  $  61,673  $ 9,245 $ 70,918
                                       ======  ====  =========  ======= ========









                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                        Thirty-nine  Thirty-nine
                                                        Weeks Ended  Weeks Ended
                                                        November 1,  November 2,
                                                           1997         1996
                                                       ------------ ------------
                                                           (In thousands)
Cash flows from operating activities:
   Net income..........................................  $   6,871    $   4,009
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization.....................      4,167        3,870
     Loss on retirement of assets......................        282          274
     Deferred income taxes.............................        323        1,008
     Compensation for forgiveness of debt..............        158            0
     Other  ...........................................        (94)        (132)
     Changes in operating assets and liabilities:
       Merchandise inventories.........................     (7,920)      (3,060)
       Accounts receivable.............................        (99)       3,582
       Accounts payable and accrued liabilities........     (1,102)       1,765
       Other...........................................         63          799
                                                         ---------    ---------

Net cash provided by operating activities..............      2,649       12,115
                                                         ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment.................     (5,712)      (4,719)
   Lease incentives....................................          0         (303)
   Other...............................................         18            2
                                                         ---------    ---------

Net cash used in investing activities..................     (5,694)      (5,020)
                                                         ---------    ---------

Cash flows from financing activities:
   Borrowings under line of credit.....................    105,725      138,900
   Payments on line of credit..........................   (102,225)    (145,050)
   Payments on capital lease obligations...............       (510)        (472)
   Proceeds from issuance of stock.....................        117           41
                                                         ---------    ---------

Net cash provided by (used in) financing activities....      3,107       (6,581)
                                                         ---------    ---------

Net increase in cash and cash equivalents..............         62          514
Cash and cash equivalents at beginning of period.......      1,625          900
                                                         ---------    ---------
Cash and cash equivalents at end of period.............  $   1,687    $   1,414
                                                         =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest................  $     715    $   1,096
   Cash paid (refunded) during period for income taxes.  $   3,483    $  (2,207)
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred..................               $     162







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

During the first nine months of 1997 the remaining restructuring reserve was utilized through cash expenditures of $143,000 for store closing costs and $171,000 for equipment and leasehold improvement write-offs.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
                                                                      Comparable
                         Number of Stores       Store Square Footage Store Sales
                 Beginning               End of    Net        End      Increase
Quarter Ended    Of Period Opened Closed Period  Decrease  of Period  (Decrease)
-------------    --------- ------ ------ ------ ---------  --------- -----------
May 3, 1997          93       0       2     91   (19,000)  1,007,000      4.4%
August 2, 1997       91       0       0     91     5,000   1,012,000      8.8%
November 1, 1997     91       4       1     94    32,000   1,044,000      4.0%
Year-to-date         93       4       3     94    18,000   1,044,000      5.4%

May 4, 1996          95       2       4     93    (2,000)  1,022,000     (4.4%)
August 3, 1996       93       2       2     93     2,000   1,024,000     (3.2%)
November 2, 1996     93       1       1     93     2,000   1,026,000      2.7%
Year-to-date         95       5       7     93     2,000   1,026,000     (1.6%)


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                             Thirteen     Thirteen     Thirty-nine   Thirty-nine
                            Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                            November 1,  November 2,   November 1,   November 2,
                               1997         1996          1997           1996
                            -----------  -----------   -----------   -----------
Net sales..................     100.0%        100.0%        100.0%       100.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)..........      69.1          70.2          69.7         71.4
                            ---------     ---------     ---------    ---------

Gross profit...............      30.9          29.8          30.3         28.6
Selling, general and
   administrative expenses.      22.9          23.6          23.8         24.2
                            ---------     ---------     ---------    ---------

Operating income...........       8.0           6.2           6.5          4.4
Interest expense...........        .4            .4            .4           .6
                            ---------     ---------     ---------    ---------

Income before income taxes.       7.6           5.8           6.1          3.8
Income taxes...............       2.9           2.4           2.4          1.6
                            ---------     ---------     ---------    ---------

Net income.................       4.7%          3.4%          3.7%         2.2%
                            =========     =========     =========    =========

Net Sales

Net sales increased $2.5 million to $66.4 million in the third quarter of 1997, a 3.9% increase over net sales of $63.9 million in the comparable prior year period. The increase was attributable to a 4.0% comparable store sales increase and the sales generated by the five new stores opened in 1996, partially offset by the reduction in sales for the nine stores closed in 1996 and 1997. Average footwear unit prices in comparable stores increased 11.2% while footwear unit sales decreased 7.1%. Sales of private label and non-name brand footwear constituted 15.3% of total footwear sales in the third quarter of 1997 as compared with 16.9% in the prior year quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net sales increased $8.4 million to $188.1 million in the first nine months of 1997, a 4.7% increase over net sales of $179.7 million in the comparable prior year period. The increase was attributable to a 5.4% comparable store sales increase and the sales generated by the five new stores opened in 1996, partially offset by the reduction in sales for the nine stores closed in 1996 and 1997. The comparable store sales increase was supported with increases in the majority of the product categories. Average footwear unit prices in comparable stores increased 10.7% while footwear unit sales decreased 5.1%. Sales of private label and non-name brand footwear constituted 16.2% of total footwear sales in the first nine months of 1997 as compared with 17.4% in the prior year.

Gross Profit

Gross profit increased $1.5 million to $20.5 million in the third quarter of 1997, a 7.7% increase over gross profit of $19.0 million in the comparable prior year period. The Company's gross profit margin increased to 30.9% from 29.8%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.2%. The increase in merchandise gross profit margin of 0.9% of sales was broad based with all major product categories improving over the comparable prior year period.

Gross profit increased $5.6 million to $56.9 million in the first nine months of 1997, an 11% increase over gross profit of $51.3 million in the comparable prior year period. The Company's gross profit margin increased to 30.3% from 28.6%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.3%. The increase in merchandise gross profit margin of 1.4% of sales was broad based with all major product categories improving over the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $136,000 to $15.2 million in the third quarter of 1997 from $15.0 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.7% primarily due to the increase in comparable store sales. Total pre-opening costs for the four stores opened in the third quarter of 1997 were $211,000 or 0.3% of sales, as compared to $56,000 or 0.1% of sales, for the one store opened in the third quarter of 1996.

Selling, general and administrative expenses increased $1.3 million to $44.8 million in the first nine months of 1997 from $43.5 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.4%. Total pre-opening costs for the four stores opened in the first nine months of 1997 was $211,000 or 0.1% of sales, as compared to $427,000 or 0.2% of sales, for the five stores opened in the first nine months of 1996.

Interest Expense

The reduction in net interest expense in the first nine months of 1997 as compared with the first nine months of 1996 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes

The effective income tax rate of 38.9% and 39.8% for the third quarter and the first nine months of 1997 respectively and 41% for the third quarter and first nine months of 1996 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit. The decrease in the effective income tax rate for 1997 as compared to 1996 is a result of the favorable effect of lower tax rates at higher income levels in certain states.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $2.6 million during the first nine months of 1997. Excluding changes in operating assets and liabilities, cash provided by operating activities was $11.7 million in the first nine months of 1997. An increase in merchandise inventories of $7.9 million and an increase in accounts payable and accrued liabilities of $1.1 million were partially offset by the $11.7 million in cash generated by operations before changes in operating assets and liabilities. The increase in merchandise inventories was primarily due to seasonal fluctuations.

Working capital increased to $54.3 million at November 1, 1997 from $45.1 million at February 1, 1997 and the current ratio improved to 4.2 to 1 from 3.5 to 1. Long-term debt as a percentage of total capital was 15.1% at November 1, 1997, compared to 13.1% at February 1, 1997 and 16.3% at November 2, 1996.

Capital expenditures were $5.7 million in the first nine months of 1997. Of these expenditures, approximately $680,000 was incurred for new stores and $3.5 million was incurred for the remodeling of certain stores. The remaining capital expenditures in the first nine months of 1997 were primarily for technological improvements in the stores and distribution center.

During 1997 the Company has opened four stores, all in the third quarter, and has closed three stores, two of which were in the first half. Three additional lower volume stores are anticipated to be closed in January 1998 at the expiration of their leases. The Company intends to end fiscal 1997 with 91 stores. The Company opened five stores in the first nine months of 1996 and closed seven stores.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion. As part of the Company's effort to upgrade the image of its stores, a new prototype design has been utilized in all new and remodeled stores since the fourth quarter of 1995. The size of stores utilizing the new prototype design has increased from 10,000 square feet to between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Accordingly, capital expenditures for new stores are expected to average approximately $450,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average $60,000 to $80,000 per-store.

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The credit agreement limits capital expenditures in 1997 to $12 million. Borrowings and letters of credit outstanding under this facility at November 1, 1997 were $12 million and $2.9 million, respectively.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27)  Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended November 1, 1997.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: December 15, 1997                                SHOE CARNIVAL, INC.
                                                          (Registrant)



                                                   By: /s/ W. Kerry Jackson
                                                       W. Kerry Jackson
                                                       Vice President and
                                                       Chief Financial Officer