Form 10-K405
period 1998-01-31
SHOE CARNIVAL INC
filed 1998-04-30
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:        January 31, 1998

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

           Securities registered pursuant to Section 12(b)of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g)of the Act:

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at March 31, 1998 was approximately $85,830,215 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, without par value, outstanding at April 17, 1998 was 13,120,344.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 11, 1998 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                January 31, 1998

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

Business Strategy

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 52 week period ended January 31, 1998 ("fiscal 1997"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year were approximately 11,100 square feet, $2.7 million and $245, respectively, each substantially above the industry averages.

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

     Broad Merchandise Assortment. The Company's merchandising strategy is to provide superior value to its customers by offering a broad selection of competitively priced name brand and private label merchandise. The average store carries over 29,500 pairs of shoes in four general categories -- men's, women's, children's and athletics. The Company buys dress, casual and athletic shoes as well as boots and sandals from a wide variety of vendors. In addition to footwear, Shoe Carnival stores also carry selected accessory items complimentary to the sale of footwear.

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

The Company plans to open 15-20 stores in 1998. Thereafter, the Company intends to expand at a rate of approximately 15% to 20% per year. During fiscal 1997 and 1998, new stores are expected to be located primarily in the North Central, Midwest, Midsouth and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach, the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

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

Men's. The men's department offers primarily name brand footwear and is segmented into men's dress shoes, casual shoes, sandals and boots. The Company's stores offer a complete assortment of men's footwear at affordable prices. As in the women's department, this assortment is supplemented with name brand close-outs and private label products.

Children's. Children's footwear is segmented into dress shoes, casual shoes, boots, athletic shoes, sandals and infant shoes, again offering a complete selection of footwear for the child. Approximately 83% of the children's business is done in the athletic shoe category.

Athletics. The men's and women's athletic business is divided into a number of buying groups representing a complete assortment of athletic footwear. The Company carries court shoes, fitness and aerobic shoes, leisure shoes, walking shoes, running shoes and many specialty shoes such as cleats and soccer shoes.

The table below sets forth the Company's percentage of sales by product category for fiscal 1997, 1996 and 1995.

                                            1997          1996          1995
                                           ------        ------        ------

Women's                                     27.2%         27.2%         28.6%
Men's                                       16.9          17.7          17.8
Children's                                  16.4          16.4          15.0
Athletic                                    34.6          34.0          33.3
Accessories and Miscellaneous Items          4.9           4.7           5.3
                                           ------        ------        ------

                                           100.0%        100.0%        100.0%
                                           ======        ======        ======

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

The Company uses various forms of media advertising in conjunction with its extensive in-store promotions. The focus of the Company's media advertising is to communicate the exceptional value offered by the Company on name brand and private label footwear. Print ads typically display a selection of special sale items or desirable new products. Radio and television spots utilize an entertaining format to capture the consumers attention while highlighting on sale items or special promotions.

The Company directs approximately 70% of its total advertising budget to television and radio, but also utilizes print media (including newspaper inserts and direct mail) and outdoor advertising. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. By widely advertising through newspaper, television and radio prior to a grand opening, the Company strives to make each new store opening a major retail event. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

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

Each store has a store manager and one to three assistant managers, depending on the sales volume of the store. The sales staff ranges from 6 to 68 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for virtually all employees. Regional and store manager incentive plans are based primarily upon the sales and profitability of their respective stores as compared to defined goals. Assistant store managers and other store employees earn incentive compensation based on the store exceeding inventory shrinkage goals.

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

The Company maintains inventory shrinkage rates (.4% of sales in fiscal 1997) substantially below the retail industry average. Management attributes this success to an expanded in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store employees to the achievement of targeted shrinkage levels raises employee awareness of loss prevention.

Store Location and Design

The number of stores opened and closed for fiscal years 1997, 1996 and 1995 are as follows:

   Fiscal Year                             1997          1996          1995
                                          ------        ------        ------

   Stores open at beginning of year         93            95            87
   Opened during year                        4             5             9
   Closed during year                        5             7             7
                                          ------        ------        ------

   Stores open at end of year               92            93            95
                                          ======        ======        ======

At January 31, 1998, the Company had 92 stores located in 16 states, primarily in the Midwest, South and Southeastern regions of the United States. Although three stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

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

The Company has utilized a new store prototype design in all new and remodeled stores since the fourth quarter of 1995. In order to take advantage of the positive effects of the new store prototype design, the Company expended significant resources in 1996 and 1997 to remodel virtually all of the Company's existing stores. The design emphasizes the entertainment aspect of the store concept and enhances the ease of shopping by widening the aisles, adds additional seating and merchandise displays, improves the graphics identifying the various departments and opens the sitelines throughout the store.

As of January 31, 1998, the Company's stores averaged approximately 11,100 square feet, ranging in size from 6,600 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. The size of the new prototype stores have increased from the Company's prior prototype of 10,000 square feet to between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $400,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average approximately $60,000 per store.

Distribution

The Company operates a single distribution facility of 108,000 square feet in Evansville, Indiana. Management anticipates that with additional investment in technology and a planned 45,000 square foot expansion of the existing structure, the facility will be able to meet the distribution needs of the Company for at least the next 24 months.

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

Employees

At January 31, 1998, the Company had approximately 1,735 employees, of which approximately 875 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1997 fiscal year.

Executive Officers of the Company

     Name                Age                 Position
------------------       ---     -----------------------------------------------

J. Wayne Weaver           63     Chairman of the Board and Director

Mark L. Lemond            43     President, Chief Executive Officer and Director

Timothy T. Baker          41     Senior Vice President - Store Operations

Clifton E. Sifford        44     Senior Vice President - General Merchandise
                                 Manager

Larry L. Linville         55     Vice President - Information Systems

W. Kerry Jackson          36     Vice President - Chief Financial Officer and
                                 Treasurer

David A. Kapp             34     Vice President - Inventory Controller and
                                 Secretary

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

Mr. Sifford has been employed by the Company as Senior Vice President - General Merchandise Manager since April 13, 1997. Prior to joining the Company and for at least the past five years, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 1997 and 1996 are as follows:

                                   High                 Low
                                  ------              ------
Fiscal Year 1997
First Quarter                     $ 6.50              $ 4.38
Second Quarter                     11.00                6.25
Third Quarter                      11.50                6.88
Fourth Quarter                      9.63                7.50

Fiscal Year 1996
First Quarter                     $ 4.88              $ 2.75
Second Quarter                      5.88                3.13
Third Quarter                       5.63                3.38
Fourth Quarter                      6.13                3.63


On March 23, 1993, the Company consummated its initial public offering of 3,622,500 shares of Common Stock at a price to the public of $8.67 per share.

As of April 17, 1998, there were approximately 356 holders of record of the Common Stock.

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

No unregistered equity securities were sold by the Company during fiscal 1997.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except share and operating data)

Fiscal years (1)                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
Income Statement Data:
 Net sales                     $246,520  $233,945  $228,263  $214,528  $157,329
 Cost of sales (including
   buying, distribution and
   occupancy costs)             173,953   168,814   176,019   158,614   111,666
                               --------  --------  --------  --------  --------

 Gross profit                    72,567    65,131    52,244    55,914    45,663
 Selling, general and
   administrative expenses       59,438    57,405    58,946    52,907    35,370
 Restructuring (credit) charge               (474)    3,282       267
                               --------  --------  --------  --------  --------
 Operating income (loss)         13,129     8,200    (9,984)    2,740    10,293
 Interest expense                   912     1,242     1,626       665       726
                               --------  --------  --------  --------  --------

Income (loss) before income
  taxes                          12,217     6,958   (11,610)    2,075     9,567
Income tax expense (benefit)      4,826     2,818    (4,420)      874     4,464
                               --------  --------  --------  --------  ---------

Net income (loss)              $  7,391  $  4,140  $ (7,190) $  1,201  $  5,103
                               ========  ========  ========  ========  ========

Net income (loss) per share:
   Basic (2)                   $    .57  $    .32  $   (.55) $    .09  $    .55  (3)
   Diluted (2)                      .56       .32      (.55)      .09       .55  (3)

Average shares outstanding:
   Basic                         13,049    13,023    13,019    13,024    10,689
   Diluted                       13,238    13,029    13,031    13,051    10,759
--------------------------------------------------------------------------------
Selected Operating Data (4):
 Stores open at end of period        92        93        95        87        57
 Square footage of store space
   at year end (000's)            1,021     1,026     1,024       939       640
 Average sales per store(000's)$  2,720  $  2,543  $  2,497  $  3,145  $  3,454
 Average sales per square foot $    245  $    233  $    230  $    277  $    291
 Comparable store sales            6.1%     (1.1%)   (10.0%)    (3.4%)     4.4%
--------------------------------------------------------------------------------
Balance Sheet Data:
 Working capital               $ 48,889  $ 45,090  $ 50,206  $ 60,766  $ 51,789
 Total assets                    95,554    93,926   102,265   105,155    79,619
 Long-term debt and other
   indebtedness                   6,133     9,621    18,922    20,597       768
 Total shareholders' equity      71,609    63,772    59,571    67,577    66,332
--------------------------------------------------------------------------------

(1) On February 9, 1995, the Company's Board of Directors approved a change in the fiscal year to a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 1997, 1996, 1995, 1994 and 1993 relate respectively to the fiscal years ended January 31, 1998, February 1, 1997, February 3, 1996, December 31, 1994 and January 1, 1994. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks. The Company recorded a net loss of $816,000 for the four week transition period ended January 28, 1995.

(2)  Per share data have been restated for the adoption of SFAS 128.

(3) Pro forma Income Statement Data: Earnings per share for 1993 of $.55 is based on net income of $5,905. The pro forma adjustments made to historical net income and weighted average shares outstanding were (i) the reduction of interest expense of $113,000 in 1993 that would have resulted from the repayment of the $6.5 million subordinated notes to the Company's principal shareholder, (ii) the issuance of the number of shares (749,711) sold by the Company at the initial offering price of $8.67 per share that would have been necessary to fund such repayment as if the initial offering had occurred on January 2, 1993, and (iii) federal and state income taxes (assuming an effective tax rate of 39% for 1993) as if the Company had been a C Corporation for all of 1993, but excludes the impact of the non-recurring charge relating to the change in the tax status of the Company from an S Corporation to a C Corporation, which resulted in an increase in income tax expense of $888,000 in 1993 pursuant to the provisions of SFAS No. 109. Pro forma income taxes were $3,775,000 in 1993. Supplemental Pro forma net income per share is $.54 in 1993.

(4) Selected Operating Data has been adjusted to a comparable 52 week basis for 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1997, 1996 and 1995 relate respectively to the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Overview

During the past two years, management has enacted a plan to improve the Company's financial performance. This plan included certain key strategic initiatives designed to change the operation of the Company's stores and merchandising efforts. These initiatives are interrelated in that the effective execution of each is dependent upon the effective execution of the others.

    Close Unprofitable Stores

       Seven poor performing stores were closed in 1996 and five stores were closed in 1997. These 12 stores contained an aggregate of 117,000 square feet, an average of 9,750 square feet per store.

    Upgraded Store Design

       A new store design was developed, upgrading the store look in order to eliminate Shoe Carnival's deep discount image. During 1996 and 1997, 74 existing stores were retrofitted with most elements of this new design. Additionally, to allow for the "showcasing" of merchandise, new visual merchandising techniques were introduced in nearly all stores. The prototype store design now contains approximately 12,000 square feet.

    Enhanced Product Offering

       The upgraded store design, including significantly improved visual presentation, provided the venue for the introduction of better quality, name brand footwear. The merchandise mix was enhanced with higher quality footwear from existing vendors, as well as the addition of desirable branded merchandise from new vendors. The Company replaced its toy merchandise with handbags, wallets and an expanded selection of shoe care items and socks.

    Lower Inventory Levels

       During a two year period, beginning in 1995, inventories on a per-store basis were reduced by approximately 30 percent. This has allowed the Company to reduce the amount of everyday discounting and to focus markdowns on the slowest moving product. Because the Shoe Carnival concept is "open-stock", lower inventory levels, combined with the larger new store design, have made the stores easier to shop.

    New Stores

       The Company opened five stores in 1996 and four stores in 1997. These nine new stores contain an aggregate of 111,000 square feet, an average of 12,300 square feet. Each of the new stores opened with the new store design. The Company plans to open 15 to 20 new stores in 1998.

It is management's belief that the increase in sales productivity and gross profit margins, the leveraging of selling, general and administrative expense and, consequently, the increase in operating margin in 1997 were a direct result of the aforementioned initiatives.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:


                                              1997       1996       1995
                                             ------     ------     ------

Net sales                                    100.0%     100.0%     100.0%
Cost of sales (including buying,
   distribution and occupancy costs)          70.6       72.2       77.1
                                             ------     ------     ------

Gross profit                                  29.4       27.8       22.9
Selling, general and
   administrative expenses                    24.1       24.5       25.8
Restructuring (credit) charge                            (0.2)       1.5
                                             ------     ------     ------

Operating income (loss)                        5.3        3.5       (4.4)
Interest expense                               0.3        0.5        0.7
                                             ------     ------     ------

Income (loss) before income taxes              5.0        3.0       (5.1)
Income tax expense (benefit)                   2.0        1.2       (1.9)
                                             ------     ------     ------

Net income (loss)                              3.0%       1.8%      (3.2%)
                                             ======     ======     ======


1997 Compared to 1996

Net Sales

Net sales increased $12.6 million to $246.5 million in 1997, a 5.4% increase over net sales of $233.9 million in 1996. The increase was attributable to the opening of four stores in 1997, five stores in 1996 and a comparable store sales increase of 6.1%, partially offset by the closing of five stores in 1997. All major product categories recorded increases in comparable store sales resulting from increases in the average price realized on the sale of merchandise. Average sales per square foot in stores open the full year increased 5.2% to $245 in 1997 from $233 in 1996. The increase was a result of the comparable store increase and the closing of low productivity stores. Sales of private label and non-name brand footwear constituted 16.6% and 17.3% of total footwear sales in 1997 and 1996, respectively.

Gross Profit

Gross profit increased $7.4 million to $72.6 million in 1997, an 11.4% increase from gross profit of $65.1 million in 1996. The Company's gross profit margin increased to 29.4% from 27.8%. As a percentage of sales, buying, distribution and occupancy costs decreased 0.3% while the merchandise gross profit margin increased by 1.3%. The increase in the gross profit margin was broad based with all major product categories improving over the prior year.

During 1996, certain initiatives were undertaken to improve the gross profit margin. These initiatives included raising the average sale price realized on the sale of footwear by reducing the discounting allowed on merchandise sold and improving the quality of footwear sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million to $59.4 million in 1997 from $57.4 million in 1996. As a percentage of sales, these expenses decreased 0.4% in 1997. The Company implemented a new advertising campaign and consequently increased advertising expenditures in 1997. However, an increase in comparable store sales combined with cost control initiatives in payroll and other cost areas resulted in a decrease in total expenses as a percent of sales.

The Company's policy is to expense all non-capital expenditures incurred prior to the opening of a new store in the month of opening. Pre-opening expenses for new stores aggregated approximately $211,000, or 0.1% of sales for four new stores in 1997, and $427,000, or 0.2% of sales for five new stores in 1996.

Interest Expense

Net interest expense of $912,000 in 1997 resulted from interest expense of $946,000 and interest income of $34,000. Net interest expense of $1.2 million in 1996 resulted from interest expense of $1.3 million and interest income of $43,000. The decrease in interest expense was attributable to lower average debt balances in 1997 and a decrease in the weighted average interest rate on total debt to 7.7% in 1997 from 8.3% in 1996.

Income Taxes

The reduction in the effective income tax rate for 1997 to 39.5%, as compared to 40.5% in 1996 was primarily due to lower effective income tax rates in certain states. The effective income tax rate in 1997 differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

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

The Company's policy is to expense all non-capital expenditures incurred prior to the opening of a new store in the month of opening. Pre-opening expenses for new stores aggregated approximately $427,000, or 0.2% of sales for five new stores in 1996, and $605,000, or 0.3% of sales for nine new stores in 1995.

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


Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                  1997        1996        1995
                                            --------    --------    --------


Net income (loss) plus depreciation
  and amortization                          $ 13,145    $  9,376    $ (2,479)
Restructuring (credit) charge                               (474)      3,282
Deferred income taxes                            219       1,550      (1,818)
Working capital (increases) decreases         (3,149)      6,059       8,403
Other operating activities                       400         117          45
                                            --------    --------    --------
Net cash provided by operating activities     10,615      16,628       7,433
Net cash used in investing activities         (7,469)     (6,577)     (4,546)
Net cash used in financing activities         (3,200)     (9,326)     (3,746)
                                            --------    --------    --------
Net (decrease)  increase in cash and
  cash equivalents                               (54)        725        (859)
Cash and cash equivalents at beginning
  of year                                      1,625         900       1,759
                                            --------    --------    --------
Cash and cash equivalents at end of year    $  1,571    $  1,625    $    900
                                            ========    ========    ========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $10.6 million, $16.6 million and $7.4 million in 1997, 1996 and 1995, respectively. Excluding changes in operating assets and liabilities, $13.8 million and $10.6 million was provided by operating activities in 1997 and 1996, respectively, while $1 million was used in operating activities in 1995. Merchandise inventories remained stable at $59.4 million at January 31, 1998 compared with $59.2 million at February 1, 1997. Cash provided by operating activities was used during 1997 to fund capital expenditures and to reduce long-term debt by $3.5 million.

Working capital was $48.9 million at January 31, 1998 and $45.1 million at February 1, 1997. The increase from the prior year was primarily a result of a decrease in accounts payable. The current ratio at January 31, 1998 was 4.3 as compared to 3.5 at February 1, 1997. As a result of a $3.5 million reduction in debt, long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) was reduced to 7.9% at January 31, 1998 as compared to 13.1% at February 1, 1997.

Capital expenditures were $7.5 million in 1997, $6.5 million in 1996 and $5.3 million in 1995. These amounts include $162,000 and $257,000 of capital lease obligations incurred in 1996 and 1995, respectively. No capital lease obligations were incurred in 1997. Of the 1997 expenditures, $1.6 million was incurred for new stores and $4.6 million was incurred for improvements to and the remodeling of existing stores. Sixty-six stores were remodeled during 1997 to upgrade the appearance of the stores by incorporating the current store prototype design. The remaining capital expenditures in 1997 were primarily for various store improvements, enhancements to computer systems and distribution equipment.

Capital expenditures, including assets acquired through leasing arrangements, are expected to be $14 million to $16 million in fiscal 1998. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In 1998, the Company intends to open approximately 15 to 20 stores at an expected aggregate cost of between $6.5 million and $8.5 million. In addition, a major upgrade to the point-of-sale system in most existing stores is expected to cost approximately $3 million. The remaining capital expenditures are expected to be incurred for various store improvements and visual presentation enhancements, upgrades to administrative computer systems and distribution equipment.

The Company's current store prototype utilizes between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store is expected to average approximately $400,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $60,000 per store. On a per-store basis, for the four stores opened during 1997, the initial inventory investment averaged $593,000, capital expenditures averaged $286,000 and pre-opening expenses averaged $53,000.

At January 31, 1998, the Company's credit facility provided for $35 million in cash advances and letters of credit issuances. Borrowings under the credit facility are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at January 31, 1998 were $5.7 million and $7 million, respectively. On March 31, 1998 the credit agreement was amended primarily to extend the maturity date to March 31, 2000 and to eliminate a covenant that placed limits on capital expenditures.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Impact of Year 2000

The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of the Year 2000 problem. Management initiated a company wide program to evaluate all computer systems and applications and has determined the adjustments necessary to become Year 2000 compliant. It is anticipated that existing internal resources will be sufficient to correct any internal systems deficiencies by the end of fiscal 1998 at an estimated cost of $150,000. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, also will be timely corrected, or that any such failure to correct such systems by another company would not have a material adverse effect on the Company's systems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying balance sheets of Shoe Carnival, Inc., as of January 31, 1998 and February 1, 1997 and the related statements of income, shareholders' equity and cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Stamford, Connecticut
February 26, 1998 (March 31, 1998 as to Note 5)


Shoe Carnival, Inc.
Balance Sheets
                                              January 31,          February 1,
(In thousands)                                   1998                  1997
                                              -----------          -----------
Assets
Current Assets:
 Cash and cash equivalents                    $     1,571          $     1,625
 Accounts receivable                                  781                  916
 Notes receivable from shareholders                    22                   22
 Merchandise inventories                           59,444               59,240
 Deferred income tax benefit                          933                  400
 Other                                                834                  906
                                              -----------          -----------

Total Current Assets                               63,585               63,109
Property and equipment-net                         31,969               30,817
                                              -----------          -----------

Total Assets                                  $    95,554          $    93,926
                                              ===========          ===========

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                             $     9,521          $    12,159
 Accrued and other liabilities                      4,487                5,172
 Current portion of long-term debt                    688                  688
                                              -----------          -----------

Total Current Liabilities                          14,696               18,019
Long-term debt                                      6,133                9,621
Deferred lease incentives                           1,308                1,458
Deferred income taxes                               1,808                1,056
                                              -----------          -----------

Total Liabilities                                  23,945               30,154
                                              -----------          -----------

Shareholders' Equity:
 Common stock, no par value,
    50,000 shares authorized
    13,088 and 13,032 shares
    issued and outstanding                              0                    0
 Additional paid-in capital                        61,844               61,398
 Retained earnings                                  9,765                2,374
                                              -----------          -----------

Total Shareholders' Equity                         71,609               63,772
                                              -----------          -----------

Total Liabilities and Shareholders' Equity    $    95,554          $    93,926
                                              ===========          ===========


See notes to financial statements


Shoe Carnival, Inc.
Statements of Income



(In thousands, except per share data)
For fiscal years ended                  January 31,   February 1,   February 3,
                                           1998           1997          1996
                                        -----------   -----------   -----------
Net sales                               $   246,520   $   233,945   $   228,263
Cost of sales (including
  buying, distribution and
  occupancy costs)                          173,953       168,814       176,019
                                        -----------   -----------   -----------

Gross profit                                 72,567        65,131        52,244
Selling, general and administrative
  expenses                                   59,438        57,405        58,946
Restructuring (credit) charge                                (474)        3,282
                                        -----------   -----------   -----------

Operating income (loss)                      13,129         8,200        (9,984)
Interest expense                                912         1,242         1,626
                                        -----------   -----------   -----------

Income (loss) before income taxes            12,217         6,958       (11,610)
Income tax expense (benefit)                  4,826         2,818        (4,420)
                                        -----------   -----------   -----------

Net income (loss)                       $     7,391   $     4,140   $    (7,190)
                                        ===========   ===========   ===========

Net income (loss) per share:
  Basic                                 $       .57   $       .32   $      (.55)
  Diluted                                       .56           .32          (.55)

Average shares outstanding:
  Basic                                      13,049        13,023        13,019
  Diluted                                    13,238        13,029        13,031


See notes to financial statements


Shoe Carnival, Inc.
Statements of Shareholders' Equity

(In thousands)
                                                   Additional Retained
                                   Common Stock     Paid-In   Earnings
                                  Shares   Amount   Capital   (Deficit)  Total
                                 -------  -------  --------  --------- --------
Balance at January 28, 1995      13,019   $ 1,302  $ 60,035  $  5,424  $ 66,761
Net loss                                                       (7,190)   (7,190)
                                 ------   -------  --------  --------  --------

Balance at February 3, 1996      13,019     1,302    60,035    (1,766)   59,571
Employee stock purchase plan
  purchases                          13                  61                  61
Elimination of par value                   (1,302)    1,302
Net income                                                      4,140     4,140
                                 ------   -------  --------  --------  --------

Balance at February 1, 1997      13,032         0    61,398     2,374    63,772
Compensation from stock option
  grant                                                 158                 158
Exercise of stock options            41                 191                 191
Employee stock purchase plan
  purchases                          15                  97                  97
Net income                                                      7,391     7,391
                                 ------   -------  --------  --------  --------
Balance at January 31, 1998      13,088   $     0  $ 61,844  $  9,765  $ 71,609
                                 ======   =======  ========  ========  ========


See notes to financial statements


Shoe Carnival, Inc.
Statements of Cash Flows

(In thousands)
Fiscal years ended

                                        January 31,   February 1,    February 3,
                                            1998         1997           1996
                                        ----------    ----------     ----------
Cash Flows From Operating Activities
  Net income (loss)                     $    7,391    $    4,140     $   (7,190)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization           5,754         5,236          4,711
     Restructuring (credit) charge                          (474)         3,282
     Loss on retirement of assets              392           305            293
     Deferred income taxes                     219         1,550         (1,818)
     Compensation for forgiveness of debt      158
     Other                                    (150)         (188)          (248)
     Changes in operating assets and
     liabilities:
       Merchandise inventories                (204)        3,459          7,670
       Accounts receivable                     137            69           (425)
       Accounts payable and accrued
        liabilities                         (3,153)       (1,221)         2,364
       Other                                    71         3,752         (1,206)
                                        ----------    ----------     ----------
Net cash provided by operating activities   10,615        16,628          7,433
                                        ----------    ----------     ----------
Cash Flows From Investing Activities
  Purchases of property and equipment       (7,493)       (6,294)        (5,074)
  Notes from shareholders                                     18             34
  Lease incentives                                          (303)           494
  Other                                         24             2
                                        ----------    ----------     ----------
Net cash used in investing activities       (7,469)       (6,577)        (4,546)
                                        ----------    ----------     ----------
Cash Flows From Financing Activities
  Borrowings under line of credit          141,600       174,450        138,625
  Payments on line of credit              (144,400)     (183,200)      (141,775)
  Payments on long-term debt                  (688)         (637)          (596)
  Proceeds from issuance of stock              288            61
                                        ----------    ----------     ----------
Net cash used in financing activities       (3,200)       (9,326)        (3,746)
                                        ----------    ----------     ----------
Net (decrease) increase in cash and
  cash equivalents                             (54)          725           (859)
Cash and cash equivalents at beginning
  of year                                    1,625           900          1,759
                                        ----------    ----------     ----------
Cash and cash equivalents at end of
  year                                  $    1,571    $    1,625     $      900
                                        ==========    ==========     ==========
Supplemental disclosures of cash flow
  information:
   Cash paid during year for interest   $      953    $    1,337     $    1,814
   Cash paid (refunded) during year for
    income taxes                             4,350        (2,150)          (919)
  Capital lease obligations incurred                         162            257


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

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1997, 1996 and 1995 relate respectively to the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Earnings Per Share

In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents outstanding during each period. Stock options represent the common stock equivalents for the Company. The adoption of SFAS No. 128 had no material impact on prior years stated earnings per share amounts.

Other Accounting Pronouncements

In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has determined that adoption of these statements, which will be applicable for fiscal 1998, will have no material impact on its financial statements.

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

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                                    January 31,           February 1,
                                               1998                  1997
                                           -----------           -----------

Land                                       $       205           $       205
Buildings                                        5,845                 5,813
Furniture, fixtures and equipment               25,674                22,052
Leasehold improvements                          18,558                16,573
Equipment under capital leases                   3,737                 3,737
                                           -----------            ----------

Total                                           54,019                48,380
Less accumulated depreciation
  and amortization                              22,050                17,563
                                           -----------           -----------

Property and equipment-net                 $    31,969           $    30,817
                                           ===========           ===========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                    January 31,           February 1,
                                               1998                  1997
                                           ----------            -----------

Restructuring reserve (See Note 7)                               $       318
Advertising                                                            1,515
Employee compensation and benefits         $    1,919                  1,179
Sales and use tax                                 699                    597
Accrued rent                                      884                    676
Other                                             985                    887
                                           ----------            -----------
Total accrued and other liabilities        $    4,487            $     5,172
                                           ==========            ===========

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                    January 31,           February 1,
                                              1998                  1997
                                           ----------            -----------

Revolving line of credit                   $    5,700            $     8,500
Capital lease obligations (see Note 6)          1,121                  1,809
                                           ----------            -----------
Total                                           6,821                 10,309
Less current portion                              688                    688
                                           ----------            -----------
Total long-term debt, net of
  current portion                          $    6,133            $     9,621
                                           ==========            ===========


During 1997, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (8.5% at January 31, 1998) or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 1% to 2%, depending on the Company's achievement of certain performance criteria. A commitment fee of .25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios, and a limitation on the payment of dividends. At January 31, 1998, outstanding letters of credit were approximately $7 million.

On March 31, 1998 the credit agreement was amended primarily to extend the maturity date to March 31, 2000 and to eliminate a covenant that placed limits on capital expenditures. Also the interest rate charged on LIBOR borrowings was changed to LIBOR plus from .75% to 2%, depending on the Company's achievement of certain performance criteria.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. Eighty-one leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2001.

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                        1997            1996            1995
                                 ----------     -----------      ----------

Rentals for real property        $   12,210     $    12,208      $   12,062
Equipment rentals                       393             411             397
                                 ----------     -----------      ----------

Total                            $   12,603     $    12,619      $   12,459
                                 ==========     ===========      ==========

Future minimum lease payments at January 31, 1998 are as follows:

(000's)                                           Operating       Capital
Fiscal years                                       Leases          Leases
                                                -----------      ----------

1998                                            $    12,388      $      770
1999                                                 12,711             391
2000                                                 12,305              78
2001                                                 11,796               4
2002                                                 11,661
Thereafter to 2015                                   35,195
                                                -----------      ----------

Minimum lease payments                          $    96,056           1,243
                                                ===========
Less imputed interest at rates
  ranging from 8.2% to 11.9%                                            122
                                                                 ----------
Present value of net minimum lease
  payments of which $688 included
  in current liabilities                                         $    1,121
                                                                 ==========

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                                         January 31,      February 1,
                                                    1998             1997
                                                -----------      ----------

Equipment                                       $     3,737      $    3,737
Less accumulated amortization                         2,758           2,124
                                                -----------      ----------
Equipment under capital
  lease-net                                     $       979      $    1,613
                                                ===========      ==========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Note 7 - Restructuring Charge

In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges related to its plan to close a total of nine unprofitable stores. At February 1, 1997, eight stores had been closed with the final store closing in February 1997. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

(000's)                                January 31,    February 1,    February 3,
                                          1998           1997            1996
                                       ----------     ----------     ----------

Beginning restructuring reserve        $      318     $    3,468     $      229
Restructuring (credit) charge:
  Store closing and lease termination
    costs                                                   (474)         1,953
  Equipment and leasehold improvement
    write-offs                                                            1,329
                                       ----------     ----------     ----------
  Total restructuring (credit) charge           0           (474)         3,282
Costs applied against reserve:
  Store closing and lease termination
    costs                                    (147)        (1,418)           (43)
  Equipment and leasehold improvement
    write-offs                               (171)        (1,258)
                                       ----------     ----------     ----------
Ending restructuring reserve           $        0     $      318     $    3,468
                                       ==========     ==========     ==========

In the aggregate, the eight stores closed in fiscal 1996 and February 1997 generated sales of $3.9 million and $9.6 million, and operating losses of $1.7 million and $1.8 million (including depreciation expense of $127,000 and $375,000) during 1996 and 1995, respectively. Cash outlays for 1997, 1996 and 1995 were $147,000, $1.7 million and $43,000, respectively. The 1996 cash outlays consisted of $1.4 million for lease termination, store closing costs and the repayment of $293,000 of lease incentives which were recorded as a deferred liability. The restructuring credit recorded in the fourth quarter of 1996 resulted primarily from favorable negotiation of lease termination costs.

Note 8 - Income Taxes

The provision (benefit) for income taxes consisted of:

(000's)
Fiscal years                     1997            1996            1995
                              ----------      ----------      ----------

Current:
   Federal                    $    3,965      $      976      $   (2,211)
   State                             641             292            (392)
                              ----------      ----------      ----------

 Total current                     4,606           1,268          (2,603)
                              ----------      ----------      ----------

Deferred:
   Federal                           189           1,390          (1,575)
   State                              31             160            (242)
                              ----------      ----------      ----------

 Total deferred                      220           1,550          (1,817)
                              ----------      ----------      ----------

 Total provision (benefit)    $    4,826      $    2,818      $   (4,420)
                              ==========      ==========      ==========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Included in other current assets are income tax receivables in the amounts of $29,000, $285,000 and $3.9 million as of January 31, 1998, February 1, 1997 and
February 3, 1996, respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                         1997            1996            1995
                                  ----------      ----------      ----------

U.S. Federal statutory tax rate      34.0%           34.0%          (34.0%)
State and local income taxes,
 net of federal tax benefit           5.1             5.5            (3.9)
Other                                 0.4             1.0             (.2)
                                  ----------      ----------      ----------

Effective income tax rate            39.5%           40.5%          (38.1%)
                                  ==========      ==========      ==========



Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                           January 31,     February 1,
                                                     1998            1997
                                                  ----------      ----------

Deferred tax assets:
 Restructuring reserve                                            $      121
 Alternative minimum tax credit carryforward                             723
 Accrued rent                                     $      348             244
 Accrued compensation                                    173             166
 Federal net operating loss carryforward                 218
 State net operating loss carryforwards                                   60
 Lease incentives                                         33              19
 Inventory valuation                                     264
 Other                                                   107              99
                                                  ----------      ----------

 Total deferred tax assets                        $    1,143      $    1,432
                                                  ==========      ==========

Deferred tax liabilities:
 Depreciation                                     $    1,052      $      928
 Purchase accounting adjustments                         966             932
 Inventory valuation                                                     227
                                                  ----------      ----------

 Total deferred tax liabilities                   $    2,018      $    2,087
                                                  ==========      ==========

Note 9 - Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, the Company's Board of Directors approved the Shoe Carnival Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours per year. The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 15% of earnings with the Company matching the first 4% at a rate of 50%. Employee and Company contributions are paid to a trustee and

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of five years of participation in the Retirement Plan. Contributions charged to expense in 1997, 1996 and 1995 were $214,000, $198,000 and $172,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 1997, 15,045 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares totaled approximately $97,000.

Note 10 - Stock Option and Incentive Plans

1989 Stock Option Plan

Non-qualified stock options for a total of 1,500,000 shares of common stock were granted to certain officers, directors and other key employees prior to 1993. On November 1, 1992, the participants exercised all outstanding stock options and the plan was effectively terminated. Net proceeds to the Company from the sale of such shares were $239,000. In November 1992, the Company loaned an aggregate of $633,000 on a fully recourse basis to the participants to permit them to pay an estimated amount of income taxes due as a result of the stock option exercise. Of this amount, $239,000 was classified as a reduction to paid-in capital and $158,000 was recorded as a current asset. The notes evidencing such loans bear interest at a rate of 6% per annum and were originally due in four equal annual installments, the first of which was paid in 1993. The 1995 principal payment was extended for one year for participants who were employees of the Company on the date the payment was originally due. In 1996, certain participants paid an aggregate of $18,000 in principal (plus accrued interest) to the Company to retire their outstanding notes. The 1995 and 1996 principal payment for the remaining participants was extended for one year. In May 1997, an outstanding balance of $158,000 for the Company's former vice chairman, president and chief executive officer was forgiven as part of a retirement package. The aggregate principal balance outstanding on the loans to the participants was $103,000 and $261,000 as of January 31, 1998 and February 1, 1997, respectively. The outstanding principal balance for the remaining participants was paid in March 1998.

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At January 31, 1998, options to purchase 507,683 common shares were exercisable and 718,311 shares of unissued common stock were reserved for future grants under the plan.

On April 10, 1998, the Stock Option Committee granted options for an aggregate of 210,000 shares of the Company's common stock to certain officers and key employees. The options were granted at an exercise price of $11.00 per share, and have a term of 10 years. The options become exercisable in thirds on each of the first three anniversaries of the grant date.

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

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


Fiscal years                         1997            1996            1995
                                  ----------      ----------      ----------

Risk free interest rate              6.8%            6.8%            7.6%
Expected dividend yield              0.0%            0.0%            0.0%
Expected volatility                 53.4%           50.5%           45.7%
Expected term                      5 Years         5 Years         5 Years


For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


(000's, except per share data)
Fiscal years                         1997            1996            1995
                                  ----------      ----------      ----------

Pro forma net income (loss)       $    6,789      $    3,984      $   (7,263)
Pro forma net income (loss)
  per share-Basic                 $      .52      $      .31      $     (.56)
Pro forma net income (loss)
  per share-Diluted               $      .51      $      .31      $     (.56)

The weighted-average fair value of options granted was $3.29, $2.79 and $2.37 for 1997, 1996 and 1995, respectively.

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended January 31, 1998:

                                                      Weighted Average
                                    Shares             Exercise Price
                                   --------           ----------------

Balance at December 31, 1994        457,925                $  10.82
    Granted                         155,500                    4.83
    Cancelled                       (55,125)                   9.63
                                   --------                --------
Balance at February 3, 1996         558,300                    9.27
    Granted                         339,500                    5.31
    Cancelled                      (253,875)                  11.94
                                   --------                --------
Balance at February 1, 1997         643,925                    6.15
    Granted                         208,500                    6.10
    Cancelled                       (73,836)                   5.73
    Exercised                       (51,121)                   5.70
                                   --------                --------
Balance at January 31, 1998         727,468                $   6.21
                                   ========                ========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Note 11 - Contingencies

Litigation

The Company is involved in various routine legal proceedings incidental to the conduct of its business, none of which is expected to have a material adverse effect on the Company's financial position.

Note 12 - Other Related Party Transactions

The Company's Chairman and Principal Shareholder and his son are principal shareholders of LC Footwear, Inc. and PL Footwear, Inc. The Chairman's son also owns and operates Weaver International Footwear, Inc. ("Weaver International"). The Company purchases name brand merchandise from LC Footwear, Inc., while Weaver International and PL Footwear, Inc. serve as import agents for the Company. Weaver International and PL Footwear, Inc. have represented the Company on a commission basis in dealings with shoe factories in mainland China, where most of the Company's private label shoes are manufactured.

The Company purchased approximately $34,000 and $258,000 of merchandise from LC Footwear, Inc. in 1997 and 1996, respectively. Commissions paid to Weaver International were $730,000, $915,000 and $1,256,000 in 1997, 1996 and 1995,
respectively. Commissions paid to PL Footwear, Inc. were $26,000 in 1997.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 1997 and 1996 include results for 13 weeks. The following table summarizes results for 1997 and 1996:

(000's, except per share data)
                                   First       Second        Third       Fourth
1997                              Quarter      Quarter      Quarter      Quarter
                                 --------      --------     --------    --------

Net sales                        $ 59,328      $ 62,393     $ 66,364    $ 58,435
Gross profit                       18,330        18,122       20,490      15,625
Operating income                    3,286         3,547        5,307         989
Net income                          1,818         1,963        3,090         520
Net income per share - Basic     $    .14      $    .15     $    .24    $    .04
Net income per share - Diluted   $    .14      $    .15     $    .23    $    .04

(000's, except per share data)
                                   First       Second        Third       Fourth
1996                              Quarter      Quarter      Quarter      Quarter
                                 --------      --------     --------    --------

Net sales                        $ 58,208      $ 57,597     $ 63,882    $ 54,258
Gross profit                       16,349        15,928       19,018      13,836
Operating income                    2,000         1,842        3,971         387
Net income (1)                        921           891        2,197         131
Net income per share - Basic     $    .07      $    .07     $    .17    $    .01
Net income per share - Diluted   $    .07      $    .07     $    .17    $    .01

(1) The results of operations in the fourth quarter of 1996 includes a pre-tax credit of $474,000 resulting from the partial reversal of the restructuring charge taken in 1995.

                               SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Charged
                                  Balance at    (Credited) to       Balance at
                                  Beginning       Costs and           End of
           Descriptions           of Period        Expenses           Period
-----------------------------     ---------     -------------       ----------

Year ended February 3, 1996
    Reserve for sales returns
      and allowances                114,492                 0          114,492
    Inventory reserve             3,000,000         1,300,000        4,300,000

Year ended February 1, 1997
    Reserve for sales returns
      and allowances                114,492                 0          114,492
    Inventory reserve             4,300,000        (3,000,000)       1,300,000

Year ended January 31, 1998
    Reserve for sales returns
      and allowances                114,492                 0          114,492
    Inventory reserve             1,300,000           125,000        1,425,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a).1.  Financial Statements:

          The  following  financial  statements  of the Company are set forth in
          Part II, Item 8.

          Report of Management

          Independent Auditors' Report

          Balance Sheets at January 31, 1998 and February 1, 1997

          Statements of Income for the years ended January 31, 1998, February 1, 1997 and February 3, 1996

          Statements of Shareholders' Equity for the years ended January 31, 1998, February 1, 1997 and February 3, 1996

          Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996


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

  (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Shoe Carnival, Inc.


Date:    April 28, 1998                 By: /s/ Mark L. Lemond
                                           -------------------------------------
                                                     Mark L. Lemond
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
--------------------      ----------------------------------      --------------


/s/ J. Wayne Weaver       Chairman of the Board and Director      April 28, 1998
--------------------
J. Wayne Weaver

/s/ Mark L. Lemond        President, Chief Executive Officer      April 28, 1998
--------------------      and Director
Mark L. Lemond            (Principal Executive Officer)


/s/ William E. Bindley    Director                                April 28, 1998
----------------------
William E. Bindley

/s/ Gerald W. Schoor      Director                                April 28, 1998
----------------------
Gerald W. Schoor

/s/ W. Kerry Jackson      Vice President - Chief Financial        April 28, 1998
----------------------    Officer and Treasurer
W. Kerry Jackson          (Principal Financial and Accounting
                          Officer)

                                INDEX TO EXHIBITS


Exhibit
  No.                                 Description
-------         ----------------------------------------------------------------

 3-A     (9)    Restated Articles of Incorporation of Registrant

 3-B    (10)    By-laws of Registrant, as amended to date

   4     (2)    (i)  Credit  Agreement  dated  February  16, 1994 between
                Registrant  and  Mercantile   Bank  of  St.  Louis  National
                Association  and  Firstar  Bank  of  Milwaukee,  N.A.;  (ii)
                Promissory Notes of Registrant dated February 16, 1994

        (3)     (ii)  Amendment  to  Loan  and  Security   Agreement  and
                Promissory Note dated October 1, 1994

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


        (4) (iv) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 22, 1994

        (4) (v) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated February 10, 1995

        (6) (vi) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated June 26, 1995

        (7) (vii) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 15, 1995

        (8) (viii) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 10, 1996

       (11) (ix) Sixth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated February 1, 1997

                (x) Seventh Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 31, 1998

10-D*   (1)     1989 Stock Option Plan of Registrant and amendments to such
                Plan

10-E*   (5)     1993 Stock Option and Incentive Plan of Registrant, as amended

10-F*   (1)     Executive Incentive Compensation Plan of Registrant

10-I    (1)     Non-competition Agreement dated as of January 15, 1993, between
                Registrant J. Wayne Weaver

10-K    (1)     Form of stock option  exercise  documents  dated  November 1,
                1992, between Registrant and each of fourteen executive officers and key employees, including: (I) Exercise Notice;
                (ii) Subscription  Agreement;  (iii) Promissory Note;
                (iv) Pledge Agreement; (v) Stock Power

10-L*   (5)     Employee Stock Purchase Plan of Registrant, as amended

10-M*  (12)     Consulting agreement dated May 28, 1997, between Registrant and
                David H. Russell

10-N*  (13)     Employment agreement dated April 14, 1997, between Registrant and Clifton E. Sifford

  23            Written consent of Deloitte & Touche LLP

  27            Financial Data Schedule

--------------------------------------------------------------------------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

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

(5) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

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

(11) The copy of this exhibit filed as same exhibit number to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 is incorporated herein by reference.

(12) The copy of this exhibit filed as the same exhibit number to the Company's current Report on Form 8-K dated June 9, 1997 is incorporated herein by reference.

(13) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 is incorporated herein by reference.