Form 10-Q
period 1998-05-02
SHOE CARNIVAL INC
filed 1998-06-15
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended  May 2, 1998

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

  Common Stock, no par value, 13,146,005 shares outstanding as of June 1, 1998.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
           Condensed Balance Sheets ................................        3
           Condensed Statements of Income...........................        4
           Condensed Statement of Shareholders' Equity..............        5
           Condensed Statements of Cash Flows.......................        6
           Notes to Condensed Financial Statements..................        7

         Item 2 - Management's Discussion and Analysis..............     8-10

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K..................       11

         Signature..................................................       12


                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited


                                           May 2,    January 31,     May 3,
                                            1998        1998          1997
                                         ---------   -----------   ----------
                                                  (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents...........  $   2,080    $   1,571    $    1,762
   Accounts receivable.................        678          781           780
   Notes receivable from shareholders..          0           22            22
   Merchandise inventories.............     66,730       59,444        64,173
   Deferred income tax benefit.........        850          933           441
   Other...............................        929          834           777
                                         ---------    ---------     ---------
Total Current Assets...................     71,267       63,585        67,955
Property and equipment-net.............     32,263       31,969        30,831
                                         ---------    ---------     ---------
Total Assets...........................  $ 103,530    $  95,554     $  98,786
                                         =========    =========     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................  $  10,481    $   9,521     $   8,637
   Accrued and other liabilities.......      7,346        4,487         6,191
   Current portion of long-term debt...        647          688           702
                                         ---------    ---------     ---------
Total Current Liabilities..............     18,474       14,696        15,530
Long-term debt.........................      6,892        6,133        14,939
Deferred lease incentives..............      1,239        1,308         1,416
Deferred income taxes..................      1,817        1,808         1,130
                                         ---------    ---------     ---------
Total Liabilities......................     28,422       23,945        33,015
                                         ---------    ---------     ---------

Shareholders' Equity:
   Common stock,  no par value, 50,000
    shares authorized, 13,132, 13,088,
    13,037 shares issued and
    outstanding at May 2, 1998,
    January 31, 1998 and May 3, 1997...          0            0             0
   Additional paid-in capital..........     62,228       61,844        61,579
   Retained earnings...................     12,880        9,765         4,192
                                         ---------    ---------     ---------
Total Shareholders' Equity.............     75,108       71,609        65,771
                                         ---------    ---------     ---------
Total Liabilities and
  Shareholders' Equity.................  $ 103,530    $  95,554     $  98,786
                                         =========    =========     =========




                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                               Thirteen            Thirteen
                                              Weeks Ended         Weeks Ended
                                              May 2, 1998         May 3, 1997
                                             ------------         -----------
                                           (In thousands, except per share data)
Net sales................................    $   65,694           $   59,328
Cost of sales (including buying,
  distribution and occupancy costs)......        45,020               40,998
                                             ----------           ----------

Gross profit.............................        20,674               18,330
Selling, general and administrative
  expenses...............................        15,309               15,044
                                             ----------           ----------

Operating income.........................         5,365                3,286
Interest expense, net....................           174                  231
                                             ----------           ----------

Income before income taxes...............         5,191                3,055
Income taxes.............................         2,076                1,237
                                             ----------           ----------

Net income...............................    $    3,115           $    1,818
                                             ==========           ==========

Net income per share:
   Basic.................................    $      .24           $      .14
                                             ==========           ==========
   Diluted...............................    $      .23           $      .14
                                             ==========           ==========

Average shares outstanding:
   Basic.................................        13,108               13,034
                                             ==========           ==========
   Diluted...............................        13,404               13,054
                                             ==========           ==========





                   See Notes to Condensed Financial Statements



                             SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                   Common Stock  Additional
                                  -------------   Paid-In    Retained
                                  Shares  Amount  Capital    Earnings     Total
                                  ------  ------ ----------  --------   --------
                                                    (In thousands)
Balance at January 31, 1998....   13,088  $  0    $ 61,844   $  9,765   $ 71,609
   Employee stock purchase
        plan purchases.........        4                32                    32
   Exercise of stock options...       40               352                   352
   Net income..................                                 3,115      3,115
                                  ------  ----    --------   --------   --------
Balance at May 2, 1998.........   13,132  $  0    $ 62,228   $ 12,880   $ 75,108
                                  ======  ====    ========   ========   ========






                   See Notes to Condensed Financial Statements




                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                         Thirteen     Thirteen
                                                        Weeks Ended  Weeks Ended
                                                        May 2, 1998  May 3, 1997
                                                        -----------  -----------
                                                              (In thousands)
Cash flows from operating activities:
   Net income.........................................   $  3,115     $  1,818
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization....................      1,484        1,364
     Loss on retirement of assets.....................         13           97
     Deferred income taxes............................         92           33
     Compensation for forgiveness of debt.............          0          158
     Other  ..........................................        (69)         (41)
     Changes in operating assets and liabilities:
       Merchandise inventories........................     (7,286)      (4,934)
       Accounts receivable............................        103          137
       Accounts payable and accrued liabilities.......      3,819       (2,333)
       Other..........................................        (95)         129
                                                         --------     --------

Net cash provided by (used in) operating activities...      1,176       (3,572)
                                                         --------     --------

Cash flows from investing activities:
   Purchases of property and equipment................     (1,791)      (1,662)
   Other..............................................         22           16
                                                         --------     --------

Net cash used in investing activities.................     (1,769)      (1,646)
                                                         --------     --------

Cash flows from financing activities:
   Borrowings under line of credit....................     36,175       35,125
   Payments on line of credit.........................    (35,275)     (29,625)
   Payments on capital lease obligations..............       (182)        (168)
   Proceeds from issuance of stock....................        384           23
                                                         --------     --------

Net cash provided by financing activities.............      1,102        5,355
                                                         --------     --------

Net increase in cash and cash equivalents.............        509          137
Cash and cash equivalents at beginning of period......      1,571        1,625
                                                         --------     --------

Cash and cash equivalents at end of period............   $  2,080     $  1,762
                                                         ========     ========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest...............   $    169     $    219
   Cash paid during period for income taxes...........   $     64     $    244
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred.................   $      0     $      0






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

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1997 Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                       Number of Stores          Store Square Footage Comparable
                       ----------------          --------------------   Store
               Beginning                  End of   Net        End       Sales
Quarter Ended  Of Period  Opened  Closed  Period  Change   of Period   Increase
-------------  ---------  ------  ------  ------  ------   ---------  ----------
May 2, 1998       92         3       0      95    46,000    1,067,000    7.0%

May 3, 1997       93         0       2      91   (19,000)   1,007,000    4.4%



The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:



                                                   Thirteen          Thirteen
                                                  Weeks Ended       Weeks Ended
                                                  May 2, 1998       May 3, 1997
                                                  -----------       -----------
Net sales.................................            100.0%            100.0%
Cost of sales (including buying,
  distribution and occupancy costs).......             68.5              69.1
                                                   --------          --------

Gross profit..............................             31.5              30.9
Selling, general and administrative
  expenses................................             23.3              25.4
                                                   --------          --------

Operating income..........................              8.2               5.5
Interest expense..........................               .3                .4
                                                   --------          --------

Income before income taxes................              7.9               5.1
Income taxes..............................              3.2               2.0
                                                   --------          --------

Net income................................              4.7%              3.1%
                                                   ========          ========


Net Sales

Net sales increased $6.4 million to $65.7 million in the first quarter of 1998, a 10.7% increase over net sales of $59.3 million in the comparable prior year period. The increase was attributable to a 7.0% comparable store sales increase and the sales generated by the seven new stores opened in 1997 and 1998, partially offset by the reduction in sales for the four stores closed in 1997. The comparable store sales increase was supported with increases in all major product categories. Average footwear unit prices and footwear unit sales in comparable stores increased 6.0% and 1.1%, respectively. Sales of private label and non-name brand footwear constituted 14.7% of total footwear sales in the first quarter of 1998 as compared with 16.3% in the prior year quarter.

Gross Profit

Gross profit increased $2.3 million to $20.7 million in the first quarter of 1998, a 12.8% increase over gross profit of $18.3 million in the comparable prior year period. The Company's gross profit margin increased to 31.5% from 30.9% as a result of a 0.6% decrease in buying, distribution and occupancy costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $265,000 to $15.3 million in the first quarter of 1998 from $15.0 million in the comparable prior year period. As a percentage of sales, these expenses decreased 2.1% primarily as a result of the comparable store sales increase and a non-recurring charge in the first quarter of 1997 of $650,000 related to the retirement of the former chief executive officer. Total pre-opening costs for the three stores opened in the first quarter of 1998 were $245,000 or 0.4% of sales. No stores were opened in the first quarter of 1997.

Interest Expense

The reduction in net interest expense to $174,000 in the first quarter of 1998 from $231,000 in the first quarter of 1997 resulted from reduced borrowings.

Income Taxes

The effective income tax rate of 40.0% and 40.5% in the first quarters of 1998 and 1997, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $1.2 million during the first quarter of 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $4.6 million in the first quarter of 1998. The net cash provided by operating activities resulted from the cash generated by operations before changes in operating assets and liabilities along with an increase in accounts payable and accrued liabilities of $3.8 million which was partially offset by a $7.3 million increase in merchandise inventories. The increase in merchandise inventories was primarily due to seasonal fluctuations and the addition of three stores in the first quarter of 1998.

Working capital increased to $52.8 million at May 2, 1998 from $48.9 million at January 31, 1998 and the current ratio was 3.9 to 1 as compared with 4.3 to 1 at January 31, 1998. Long-term debt as a percentage of total capital was 8.4% at May 2, 1998, compared to 7.9% at January 31, 1998.

Capital expenditures were $1.8 million in the first quarter of 1998. Of these expenditures, approximately $1.1 million was incurred for new stores. The remaining capital expenditures in the first quarter of 1998 were primarily for merchandise display and signage enhancements and technological improvements in the stores.

The Company intends to open approximately 15 to 20 stores in 1998, including the three stores opened in the first quarter. Seven stores are expected to be opened in the second quarter with the remainder of the new stores opening in the second half of 1998, primarily in the third quarter. No stores were opened in the first half of 1997 and two stores were closed in the first quarter of 1997.

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

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at May 2, 1998 were $6.6 million and $4.0 million, respectively.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27) Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended May 2, 1998

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  June 11,  1998                                    SHOE CARNIVAL, INC.
                                                            (Registrant)



                                                     By: /s/ W. Kerry Jackson
                                                         W. Kerry Jackson
                                                         Vice President and
                                                         Chief Financial Officer