Form 10-Q
period 1998-08-01
SHOE CARNIVAL INC
filed 1998-09-11
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended      August 1, 1998

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

Common Stock, $.01 par value, 13,168,670 shares outstanding as of September 1, 1998.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
            Condensed Balance Sheets .................................     3
            Condensed Statements of Income............................     4
            Condensed Statement of Shareholders' Equity...............     5
            Condensed Statements of Cash Flows........................     6
            Notes to Condensed Financial Statements...................     7

         Item 2 - Management's Discussion and Analysis................  8-11

Part II  Other Information

         Item 4. Submission of Matters to Vote of Security Holders....    12
         Item 6.  Exhibits and Reports on Form 8-K....................    12



         Signature....................................................    13




                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited


                                                August 1,  January 31, August 2,
                                                  1998        1998       1997
                                                ---------  ----------- ---------
                                                        (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents................   $   2,550    $  1,571   $   1,902
   Accounts receivable......................         721         781         852
   Notes receivable from shareholders.......                      22          22
   Merchandise inventories..................      77,023      59,444      68,819
   Deferred income tax benefit..............         802         933         483
   Other....................................       1,232         834       1,220
                                               ---------    --------   ---------
Total Current Assets........................      82,328      63,585      73,298
Property and equipment-net..................      34,639      31,969      31,451
                                               ---------    --------   ---------
Total Assets................................   $ 116,967    $ 95,554   $ 104,749
                                               =========    ========   =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.........................   $  21,363    $  9,521   $  14,960
   Accrued and other liabilities............       5,806       4,487       4,335
   Current portion of long-term debt........         681         688         717
                                               ---------    --------   ---------
Total Current Liabilities...................      27,850      14,696      20,012
Long-term debt..............................       7,549       6,133      14,355
Deferred lease incentives...................       1,478       1,308       1,404
Deferred income taxes.......................       1,924       1,808       1,207
                                               ---------    --------   ---------
Total Liabilities...........................      38,801      23,945      36,978
                                               ---------    --------   ---------

Shareholders' Equity:
   Common  stock,  $.01 and no par  value,
    50,000  shares  authorized,  13,169,
    13,088, 13,045 shares issued and
    outstanding at August 1, 1998,
    January 31, 1998 and August 2, 1997.....         132           0           0
   Additional paid-in capital...............      62,332      61,844      61,616
   Retained earnings........................      15,702       9,765       6,155
                                               ---------    --------   ---------
Total Shareholders' Equity..................      78,166      71,609      67,771
                                               ---------    --------   ---------
Total Liabilities and Shareholders' Equity...  $ 116,967    $ 95,554   $ 104,749
                                               =========    ========   =========


                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                             Thirteen      Thirteen     Twenty-six   Twenty-six
                            Weeks Ended   Weeks Ended   Weeks Ended  Weeks Ended
                             August 1,     August 2,     August  1,   August  2,
                               1998          1997          1998         1997
                            -----------   -----------   -----------  -----------
                                    (In thousands, except per share data)
Net sales.................. $  68,104     $  62,393     $  133,798   $  121,721
Cost of sales (including
  buying, distribution and
  occupancy costs).........    47,554        44,271         92,574       85,269
                            ---------     ---------     ----------   ----------

Gross profit...............    20,550        18,122         41,224       36,452
Selling, general and
  administrative expenses..    15,740        14,575         31,049       29,619
                            ---------     ---------     ----------   ----------

Operating income...........     4,810         3,547         10,175        6,833
Interest expense, net......       106           247            280          478
                            ---------     ---------     ----------   ----------

Income before income taxes.     4,704         3,300          9,895        6,355
Income taxes...............     1,882         1,337          3,958        2,574
                            ---------     ---------     ----------   ----------

Net income................. $   2,822     $   1,963     $    5,937   $    3,781
                            =========     =========     ==========   ==========

Net income per share:
    Basic.................. $     .21     $     .15     $      .45   $      .29
                            =========     =========     ==========   ==========
    Diluted................ $     .21     $     .15     $      .44   $      .29
                            =========     =========     ==========   ==========

Average shares outstanding:
    Basic..................    13,149        13,042         13,128       13,038
                            =========     =========     ==========   ==========
    Diluted................    13,539        13,286         13,472       13,170
                            =========     =========     ==========   ==========



                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited




                                    Common Stock   Additional
                                    ------------    Paid-In    Retained
                                   Shares   Amount  Capital    Earnings  Total
                                   ------   ------ ---------- --------- --------
                                                 (In thousands)
Balance at January 31, 1998.....   13,088   $   0  $ 61,844   $  9,765  $ 71,609
   Employee stock purchase
        plan purchases..........        7                69                   69
   Exercise of stock options....       74               551                  551
   Increase in par value........              132      (132)
   Net income...................                                 5,937     5,937
                                   ------   -----  --------   --------  --------
Balance at August 1, 1998.......   13,169   $ 132  $ 62,332   $ 15,702  $ 78,166
                                   ======   =====  ========   ========  ========



                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                        Twenty-six   Twenty-six
                                                        Weeks Ended  Weeks Ended
                                                         August 1,    August 2,
                                                           1998         1997
                                                        -----------  -----------
                                                             (In thousands)
Cash flows from operating activities:
   Net income.......................................... $     5,937  $    3,781
   Adjustments to reconcile net income to net
      cash provided (used in) by operating activities:
     Depreciation and amortization.....................       2,993       2,840
     Loss on retirement of assets......................         235         190
     Deferred income taxes.............................         246          68
     Compensation for forgiveness of debt..............           0         158
     Other  ...........................................        (150)        (54)
     Changes in operating assets and liabilities:
       Merchandise inventories.........................     (17,578)     (9,579)
       Accounts receivable.............................          60          64
       Accounts payable and accrued liabilities........      13,162       2,135
       Other...........................................        (399)       (315)
                                                        -----------  ----------

Net cash provided by (used in) operating activities....       4,506        (712)
                                                        -----------  ----------

Cash flows from investing activities:
   Purchases of property and equipment.................      (5,422)     (3,850)
   Lease incentives....................................         319           0
   Other...............................................          22          16
                                                        -----------  ----------

Net cash used in investing activities..................      (5,081)     (3,834)
                                                        -----------  ----------

Cash flows from financing activities:
   Borrowings under line of credit.....................      63,425      67,425
   Payments on line of credit..........................     (62,125)    (62,325)
   Payments on capital lease obligations...............        (366)       (337)
   Proceeds from issuance of stock.....................         620          60
                                                        -----------  ----------

Net cash provided by financing activities..............       1,554       4,823
                                                        -----------  ----------

Net increase in cash and cash equivalents..............         979         277
Cash and cash equivalents at beginning of period.......       1,571       1,625
                                                        -----------  ----------

Cash and cash equivalents at end of period............. $     2,550  $    1,902
                                                        ===========  ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest................ $       312  $      473
   Cash paid during period for income taxes............ $     4,020  $    2,379
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred.................. $       474  $        0



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


                         Number of Stores        Store Square Footage Comparable
                         ----------------        --------------------   Store
                 Beginning               End of   Net         End       Sales
Quarter Ended    Of Period Opened Closed Period  Change    of Period   Increase
-------------    --------- ------ ------ ------  ------    ---------  ----------
May 2, 1998         92        3      0      95    46,000   1,067,000     7.0%
August 1, 1998      95        7      0     102    85,000   1,152,000     2.9%
Year-to-date        92       10      0     102   131,000   1,152,000     4.9%

May 3, 1997         93        0      2      91   (19,000)  1,007,000     4.4%
August 2, 1997      91        0      0      91     5,000   1,012,000     8.8%
Year-to-date        93        0      2      91   (14,000)  1,012,000     6.0%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                               Thirteen     Thirteen    Twenty-six   Twenty-six
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                                August 1,    August 2,   August 1,    August 2,
                                  1998         1997        1998         1997
                              -----------  -----------  -----------  -----------
Net sales....................    100.0%       100.0%       100.0%       100.0%
Cost of sales (including
  buying, distribution and
  occupancy costs)...........     69.8         70.9         69.2         70.1
                              -----------  -----------  -----------  -----------

Gross profit.................     30.2         29.1         30.8         29.9
Selling, general and
   administrative expenses...     23.1         23.4         23.2         24.3
                              -----------  -----------  -----------  -----------

Operating income.............      7.1          5.7          7.6          5.6
Interest expense.............       .2           .4           .2           .4
                              -----------  -----------  -----------  -----------

Income before income taxes...      6.9          5.3          7.4          5.2
Income taxes.................      2.8          2.1          3.0          2.1
                              -----------  -----------  -----------  -----------

Net income...................      4.1%         3.2%         4.4%         3.1%
                              ===========  ===========  ===========  ===========

Net Sales

Net sales increased $5.7 million to $68.1 million in the second quarter of 1998, a 9.2% increase over net sales of $62.4 million in the comparable prior year period. The increase was attributable to a 2.9% comparable store sales increase and the sales generated by the 14 new stores opened in 1997 and 1998, partially offset by the reduction in sales for the five stores closed in 1997. The comparable store sales increase was supported with increases in the majority of the product categories. Average footwear unit prices in comparable stores increased 9.4% while footwear unit sales decreased 5.6%. Sales of private label and non-name brand footwear constituted 14.9% of total footwear sales in the second quarter of 1998 as compared with 17.7% in the prior year quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales increased $12.1 million to $133.8 million in the first half of 1998, a 9.9% increase over net sales of $121.7 million in the comparable prior year period. The increase was attributable to a 4.9% comparable store sales increase and the sales generated by the 14 new stores opened in 1997 and 1998, partially offset by the reduction in sales for the five stores closed in 1997. The comparable store sales increase was supported with increases in all major shoe categories. Average footwear unit prices in comparable stores increased 7.9% while footwear unit sales decreased 2.5%. Sales of private label and non-name brand footwear constituted 14.8% of total footwear sales in the first half of 1998 as compared with 17.2% in the prior year.

Gross Profit

Gross profit increased $2.4 million to $20.6 million in the second quarter of 1998, a 13.4% increase over gross profit of $18.1 million in the comparable prior year period. The Company's gross profit margin increased to 30.2% from 29.1%. As a percentage of sales, the merchandise gross profit margin increased 1.0% and buying, distribution and occupancy costs decreased .1%.

Gross profit increased $4.8 million to $41.2 million in the first half of 1998, a 13.1% increase over gross profit of $36.4 million in the comparable prior year period. The Company's gross profit margin increased to 30.8% from 29.9%. As a percentage of sales, the merchandise gross profit margin increased .5% and buying, distribution and occupancy costs decreased .4%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million to $15.7 million in the second quarter of 1998 from $14.6 million in the comparable prior year period. As a percentage of sales, these expenses decreased .3% primarily as a result of the comparable store sales increase and relatively flat administrative expenses. Total pre-opening costs for the seven stores opened in the second quarter of 1998 were $576,000 or .8% of sales. No stores were opened and consequently no pre-opening costs were incurred in the second quarter of 1997.

Selling, general and administrative expenses increased $1.4 million to $31 million in the first half of 1998 from $29.6 million in the comparable prior year period. As a percentage of sales, these expenses decreased 1.1% primarily as a result of the comparable store sales increase and a non-recurring charge in the first quarter of 1997 of $650,000 related to the retirement of the former chief executive officer. Total pre-opening costs for the ten stores opened in the first half of 1998 were $821,000 or .6% of sales. No stores were opened and consequently no pre-opening costs were incurred in the first half of 1997.

Interest Expense

The reduction in net interest expense in the second quarter and the first six months of 1998 as compared with in the second quarter and the first six months of 1997 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes

The effective income tax rate of 40% and 40.5% in the second quarters and the first six months of 1998 and 1997, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $4.5 million during the first half of 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $9.3 million in the first half of 1998. An increase in merchandise inventories of $17.6 million was partially offset by a $13.2 million increase in accounts payable and accrued liabilities. The increase in merchandise inventories was primarily due to seasonal fluctuations and the net increase of 11 stores over the comparable period in 1997.

Working capital increased to $54.5 million at August 1, 1998 from $48.9 million at January 31, 1998 and the current ratio was 3 to 1 at August 1, 1998 as compared with 4.3 to 1 at January 31, 1998. Long-term debt as a percentage of total capital was 8.8% at August 1, 1998, compared to 7.9% at January 31, 1998. The increase in working capital and long term debt as a percent of total capital was primarily due to seasonal fluctuations.

Capital expenditures were $5.9 million in the first half of 1998 (including $474,000 of capital lease assets). Of these expenditures, approximately $4.2 million was incurred for new stores and the relocation of two existing stores. The remaining capital expenditures in the first half of 1998 were primarily for merchandise display and signage enhancements and technological improvements in the stores.

The Company intends to open approximately 19 stores in 1998, including the ten stores opened in the first half. Three stores were opened in the first quarter and seven in the second quarter. The remaining nine stores for 1998 will be opened primarily in the third quarter. No stores were opened in the first half of 1997 and two stores were closed.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion. The Company's current prototype utilizes between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store is expected to average approximately $400,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $70,000 per store.

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at August 1, 1998 were $7 million and $6.2 million, respectively.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Impact of Year 2000

The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of the Year 2000 problem. Management initiated a company wide program to evaluate all computer systems and applications and has determined the adjustments necessary to become Year 2000 compliant. It is anticipated that existing internal resources will be sufficient to correct any internal systems deficiencies by the end of fiscal 1998 at an estimated cost of $150,000. The Company is currently making inquiries of its major suppliers and other third-party entities with which it has business relations and is obtaining assurances of their Year 2000 compliance. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, also will be timely corrected, or that any such failure to correct such systems by another company would not have a material adverse effect on the Company's systems. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.


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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 4.   Submission of Matters to Vote of Security Holders

          The annual meeting of the common shareholders of the Company was held June 11, 1998.

          Election of Director

          Mark L. Lemond and William E. Bindley were each elected at the annual meeting to serve as a Director of the Company for a three year term. Mr. Lemond received 11,084,043 votes in favor of his election and 43,450 against. Mr. Bindley received 11,081,493 votes in favor of his election and 46,000 against.

          Other Matters Voted Upon at the Meeting

          Deloitte & Touche LLP was appointed as auditor for the Company for 1998. 11,116,002 votes were cast in favor, 1,125 votes were cast against and 10,366 abstentions were recorded with respect to such appointment.

          Shareholders approved an amendment to the Restated Articles of Incorporation of the Company to establish a par value of $.01 per share for the Common Stock and Preferred Stock of the Company. 11,073,170 votes were cast in favor, 3,725 votes were cast against, 32,884 abstentions and 17,714 broker non-votes were recorded with respect to such approval.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          3-A     (i)Articles of Amendment of Restated Articles of Incorporation
                     of Registrant

          (27)    Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 1, 1998.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: September 10, 1998                             SHOE CARNIVAL, INC.
                                                     (Registrant)



                                                   By: /s/ W. Kerry Jackson
                                                       W. Kerry Jackson
                                                       Vice President and
                                                       Chief Financial Officer