Form 10-Q
period 1998-10-31
SHOE CARNIVAL INC
filed 1998-12-14
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended  October 31, 1998

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

Common Stock, $.01 par value, 13,173,055 shares outstanding as of December 1, 1998.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
          Condensed Balance Sheets .............................        3
          Condensed Statements of Income........................        4
          Condensed Statement of Shareholders' Equity...........        5
          Condensed Statements of Cash Flows....................        6
          Notes to Condensed Financial Statements...............        7

         Item 2 - Management's Discussion and Analysis..........     8-11

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K..............       12



         Signature..............................................       13



                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                           October 31,  January 31,  November 1,
                                               1998        1998         1997
                                           -----------  -----------  -----------
                                                        (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents................ $   2,036    $   1,571    $   1,687
   Accounts receivable......................       710          781        1,015
   Notes receivable from shareholders.......         0           22           22
   Merchandise inventories..................    76,126       59,444       67,160
   Deferred income tax benefit..............       797          933          351
   Other....................................       995          834          842
                                             ---------    ---------    ---------
Total Current Assets........................    80,664       63,585       71,077
Property and equipment-net..................    37,806       31,969       31,892
                                             ---------    ---------    ---------
Total Assets................................ $ 118,470    $  95,554    $ 102,969
                                             =========    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................... $  16,485    $   9,521    $  10,503
   Accrued and other liabilities............     6,544        4,487        5,556
   Current portion of long-term debt........       863          688          718
                                             ---------    ---------    ---------
Total Current Liabilities...................    23,892       14,696       16,777
Long-term debt..............................     8,843        6,133       12,580
Deferred lease incentives...................     1,926        1,308        1,364
Deferred income taxes.......................     1,991        1,808        1,330
                                             ---------    ---------    ---------
Total Liabilities...........................    36,652       23,945       32,051
                                             ---------    ---------    ---------

Shareholders' Equity:
   Common  stock,  $.01 and no par  value,
    50,000  shares  authorized,  13,173,
    13,088, 13,055 shares issued and
    outstanding at October 31, 1998,
    January 31, 1998 and November 1, 1997...       132            0            0
   Additional paid-in capital...............    62,364       61,844       61,673
   Retained earnings........................    19,322        9,765        9,245
                                             ---------    ---------    ---------
Total Shareholders' Equity..................    81,818       71,609       70,918
                                             ---------    ---------    ---------
Total Liabilities and Shareholders' Equity.. $ 118,470    $  95,554    $ 102,969
                                             =========    =========    =========


                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                             Thirteen      Thirteen    Thirty-nine   Thirty-nine
                            Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                            October 31,   November 1,  October 31,   November 1,
                               1998           1997        1998          1997
                            -----------   -----------  -----------  ------------
                                   (In thousands, except per share data)
Net sales.................. $    76,442   $    66,364  $   210,240  $    188,085
Cost of sales (including
  buying, distribution and
  occupancy costs).........      52,225        45,874      144,799       131,143
                            -----------   -----------  -----------   -----------

Gross profit...............      24,217        20,490       65,441        56,942
Selling, general and
  administrative expenses..      18,078        15,183       49,127        44,802
                            -----------   -----------  -----------   -----------

Operating income...........       6,139         5,307       16,314        12,140
Interest expense, net......         106           247          386           725
                            -----------   -----------  -----------   -----------

Income before income taxes.       6,033         5,060       15,928        11,415
Income taxes...............       2,413         1,970        6,371         4,544
                            -----------   -----------  -----------   -----------

Net income................. $     3,620   $     3,090  $     9,557   $     6,871
                            ===========   ===========  ===========   ===========

Net income per share:
    Basic.................. $       .27   $       .23  $       .73   $       .52
                            ===========   ===========  ===========   ===========
    Diluted................ $       .27   $       .23  $       .71   $       .52
                            ===========   ===========  ===========   ===========

Average shares outstanding:
    Basic..................      13,170        13,051       13,142        13,042
                            ===========    ==========  ===========   ===========
    Diluted................      13,380        13,330       13,432        13,223
                            ===========    ==========  ===========   ===========



                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                                 Additional
                                 Common Stock     Paid-In    Retained
                                Shares   Amount   Capital    Earnings    Total
                                ------   ------  ----------  --------  --------
                                                 (In thousands)
Balance at January 31, 1998...   13,088  $    0   $  61,844  $  9,765  $  71,609
   Employee stock purchase
        plan purchases........       11                 101                  101
   Exercise of stock options..       74                 551                  551
   Increase in par value......              132        (132)
   Net income.................                                  9,557      9,557
                                -------  ------    --------  --------  ---------
Balance at October 31, 1998...   13,173  $  132    $ 62,364  $ 19,322  $  81,818
                                =======  ======    ========  ========  =========



                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                        Thirty-nine  Thirty-nine
                                                        Weeks Ended  Weeks Ended
                                                        October 31,  November 1,
                                                           1998         1997
                                                        -----------  -----------
                                                              (In thousands)
Cash flows from operating activities:
   Net income.......................................... $     9,557  $    6,871
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization.....................       4,647       4,167
     Loss on retirement of assets......................         342         282
     Deferred income taxes.............................         318         323
     Compensation for forgiveness of debt..............           0         158
     Other  ...........................................        (218)        (94)
     Changes in operating assets and liabilities:
       Merchandise inventories.........................     (16,682)     (7,920)
       Accounts receivable.............................          71         (99)
       Accounts payable and accrued liabilities........       9,022      (1,102)
       Other...........................................        (162)         63
                                                        -----------  ----------

Net cash provided by operating activities..............       6,895       2,649
                                                        -----------  ----------

Cash flows from investing activities:
   Purchases of property and equipment.................      (9,202)     (5,712)
   Lease incentives....................................         835           0
   Other...............................................          25          18
                                                        -----------  ----------

Net cash used in investing activities..................      (8,342)     (5,694)
                                                        -----------  ----------

Cash flows from financing activities:
   Borrowings under line of credit.....................      88,050     105,725
   Payments on line of credit..........................     (86,250)   (102,225)
   Payments on capital lease obligations...............        (540)       (510)
   Proceeds from issuance of stock.....................         652         117
                                                        -----------  ----------

Net cash provided by financing activities..............       1,912       3,107
                                                        -----------  ----------

Net increase in cash and cash equivalents..............         465          62
Cash and cash equivalents at beginning of period.......       1,571       1,625
                                                        -----------  ----------

Cash and cash equivalents at end of period............. $     2,036  $    1,687
                                                        ===========  ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest................ $       420  $      715
   Cash paid during period for income taxes............ $     5,434  $    3,483
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred.................. $     2,099



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                        Number of Stores         Store Square Footage Comparable
                        ----------------         --------------------    Store
                 Beginning               End of    Net        End        Sales
Quarter Ended    Of Period Opened Closed Period   Change    of Period   Increase
-------------    --------- ------ ------ ------  -------    --------- ----------
May 2, 1998         92        3     0       95    46,000    1,067,000     7.0%
August 1, 1998      95        7     0      102    85,000    1,152,000     2.9%
October 31, 1998   102        8     0      110   101,000    1,253,000     2.2%
Year-to-date        92       18     0      110   232,000    1,253,000     3.9%

May 3, 1997         93        0     2       91   (19,000)   1,007,000     4.4%
August 2, 1997      91        0     0       91     5,000    1,012,000     8.8%
November 1, 1997    91        4     1       94    32,000    1,044,000     4.0%
Year-to-date        93        4     3       94    18,000    1,044,000     5.4%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:


                               Thirteen     Thirteen    Thirty-nine  Thirty-nine
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                              October 31,  November 1,  October 31,  November 1,
                                  1998         1997         1998         1997
                              -----------  -----------  -----------  -----------
Net sales....................    100.0%       100.0%       100.0%       100.0%
Cost of sales (including
  buying, distribution and
  occupancy costs)...........     68.3         69.1         68.9         69.7
                              -----------  -----------  -----------  -----------

Gross profit.................     31.7         30.9         31.1         30.3
Selling, general and
   administrative expenses...     23.7         22.9         23.4         23.8
                              -----------  -----------  -----------  -----------

Operating income.............      8.0          8.0          7.7          6.5
Interest expense.............       .1           .4           .2           .4
                              -----------  -----------  -----------  -----------

Income before income taxes...      7.9          7.6          7.5          6.1
Income taxes.................      3.2          2.9          3.0          2.4
                              -----------  -----------  -----------  -----------

Net income...................      4.7%         4.7%         4.5%         3.7%
                              ===========  ===========  ===========  ===========

Net Sales

Net sales increased $10.1 million to $76.4 million in the third quarter of 1998, a 15.2% increase over net sales of $66.4 million in the comparable prior year period. The increase was attributable to a 2.2% comparable store sales increase and the sales generated by the 22 new stores opened in 1997 and 1998, partially offset by the reduction in sales for three stores closed in 1997. The comparable store sales increase was supported with increases in the majority of the product categories. Average footwear unit prices and footwear unit sales in comparable stores increased 1.7% and .9%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Sales of private label and non-name brand footwear constituted 11.5% of total footwear sales in the third quarter of 1998 as compared with 15.3% in the prior year quarter. Net sales increased $22.2 million to $210.2 million in the first nine months of 1998, an 11.8% increase over net sales of $188.1 million in the comparable prior year period. The increase was attributable to a 3.9% comparable store sales increase and the sales generated by the 22 new stores opened in 1997 and 1998, partially offset by the reduction in sales for the five stores closed in 1997. The comparable store sales increase was supported with increases in all major shoe categories. Average footwear unit prices in comparable stores increased 5.5% while footwear unit sales decreased 1.3%. Sales of private label and non-name brand footwear constituted 13.6% of total footwear sales in the first nine months of 1998 as compared with 16.2% in the prior year.

Gross Profit

Gross profit increased $3.7 million to $24.2 million in the third quarter of 1998, an 18.2% increase over gross profit of $20.5 million in the comparable prior year period. The Company's gross profit margin increased to 31.7% from 30.9%. As a percentage of sales, the merchandise gross profit margin increased 0.7% and buying, distribution and occupancy costs decreased 0.1%.

Gross profit increased $8.5 million to $65.4 million in the first nine months of 1998, a 14.9% increase over gross profit of $56.9 million in the comparable prior year period. The Company's gross profit margin increased to 31.1% from 30.3%. As a percentage of sales, the merchandise gross profit margin increased 0.6% and buying, distribution and occupancy costs decreased 0.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million to $18.1 million in the third quarter of 1998 from $15.2 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.8% primarily due to the increase in store opening costs, slightly higher advertising expenditures for new stores and the higher ratio of costs relative to sales for those stores open for only a short period during the quarter. Total pre-opening costs for the eight stores opened in the third quarter of 1998 were $641,000 or 0.8% of sales, as compared to $211,000 or 0.3% of sales, for the four stores opened in the third quarter of 1997.

Selling, general and administrative expenses increased $4.3 million to $49.1 million in the first nine months of 1998 from $44.8 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.4%. Total pre-opening costs for the 18 stores opened in the first nine months of 1998 was $1.5 million or 0.7% of sales, as compared to $211,000 or 0.1% of sales, for the four stores opened in the first nine months of 1997.

Interest Expense

The reduction in net interest expense in the third quarter and the first nine months of 1998 as compared with the third quarter and the first nine months of 1997 resulted from a combination of reduced borrowings and lower interest rates.

Income Taxes

The effective income tax rate of 40.0% for the third quarter and the first nine months of 1998 and 38.9% and 39.8% for the third quarter and first nine months of 1997, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $6.9 million during the first nine months of 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $14.6 million in the first nine months of 1998. An increase in merchandise inventories of $16.7 million was partially offset by a $9 million increase in accounts payable and accrued liabilities. The increase in merchandise inventories was primarily due to seasonal fluctuations and the additional 18 stores opened in 1998.

Working capital increased to $56.8 million at October 31, 1998 from $48.9 million at January 31, 1998 and the current ratio was 3.4 to 1 at October 31, 1998 as compared with 4.3 to 1 at January 31, 1998. Long-term debt as a percentage of total capital was 9.8% at October 31, 1998, compared to 7.9% at January 31, 1998. The increase in working capital and long term debt as a percent of total capital was primarily due to seasonal fluctuations.

Capital expenditures were $11.3 million in the first nine months of 1998 (including $2.1 million of capital lease assets). Of these expenditures, approximately $7.6 million was incurred for new stores and the relocation of two existing stores. The remaining capital expenditures in the first nine months of 1998 were primarily for merchandise display and signage enhancements and technological improvements in the stores.

The Company has opened 20 stores in 1998, including two stores opened early in the fourth quarter. Three stores were opened in the first quarter, seven in the second quarter, eight in the third quarter and two in the fourth quarter. Four stores were opened in the third quarter of 1997 and one store was closed. Two additional stores were closed in the first quarter of 1997. In 1999 the Company anticipates opening between 25 and 30 stores.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion. The Company's current prototype utilizes between 12,000 and 18,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store are expected to average approximately $400,000, including point-of-sale equipment, which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $80,000 per store.

The Company's $35 million credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at October 31, 1998 were $7.5 million and $5.2 million, respectively.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Impact of Year 2000

The Company has invested significant resources in the latest information technologies over the past five years and therefore has minimized the effect of the Year 2000 problem. Management initiated a company wide program to evaluate all computer systems and applications and has determined the adjustments necessary to become Year 2000 compliant. It is anticipated that existing internal resources will be sufficient to correct any internal systems deficiencies by the end of fiscal 1998 at an estimated cost of $150,000. The Company is currently making inquiries of its major suppliers and other third-party entities with which it has business relations and is obtaining assurances of their Year 2000 compliance. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, will also be corrected in a timely manner, or that any such failure to correct such systems by another company would not have a material adverse effect on the Company's systems. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.


Seasonality

The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to opening a new store are charged to expense in the month the store is opened. Therefore, the Company's results of operations may be adversely affected in any quarter in which the Company opens new stores.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27)  Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  December 11,  1998                          SHOE CARNIVAL, INC.
                                                     (Registrant)



                                                   By: /s/ W. Kerry Jackson
                                                       W. Kerry Jackson
                                                       Vice President and
                                                       Chief Financial Officer