Form 10-K405
period 1999-01-30
SHOE CARNIVAL INC
filed 1999-04-29
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended:        January 30, 1999

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

                          COMMON STOCK, $. 01 PAR VALUE

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at March 31, 1999 was approximately $101,308,488 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 16, 1999 was 13,236,642.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 15, 1999 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                January 30, 1999

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

Business Strategy

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 52 week period ended January 30, 1999 ("fiscal 1998"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year were approximately 11,500 square feet, $2.8 million and $250, respectively, each substantially above the industry averages.

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

         Broad Merchandise Assortment. The Company's merchandising strategy is to provide superior value to its customers by offering a broad selection of competitively priced name brand and private label merchandise. The average store carries over 28,800 pairs of shoes in four general categories -- men's, women's, children's and athletics. The Company buys dress, casual and athletic shoes as well as boots and sandals from a wide variety of vendors. In addition to footwear, Shoe Carnival stores also carry selected accessory items complimentary to the sale of footwear.

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

         Competitive Pricing. The Company, as a result of its low-cost operating structure and high volume, is able to price its merchandise below that of traditional department stores and shoe store chains. The Company offers value to customers with specialized promotions, competitive pricing and a vast selection of name brand and private label merchandise.

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

The Company plans to open 25 to 30 stores in 1999. Thereafter, the Company intends to expand at a rate of approximately 20% to 25% per year. During fiscal 1999, new stores are expected to be located primarily in the North Central, Midwest, Midsouth and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach, the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

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

Children's. Children's footwear is segmented into dress shoes, casual shoes, boots, athletic shoes, sandals and infant shoes, again offering a complete selection of footwear for the child. Approximately 75% of the children's business is done in the athletic shoe category.

Athletics. The men's and women's athletic business is divided into a number of buying groups representing a complete assortment of athletic footwear. The Company carries court shoes, fitness and aerobic shoes, leisure shoes, walking shoes, running shoes and many specialty shoes such as cleats and soccer shoes.

The table below sets forth the Company's percentage of sales by product category for fiscal 1998, 1997 and 1996.

                                              1998        1997        1996
                                             ------      ------      ------

Women's                                       27.4%       27.2%       27.2%
Men's                                         17.5        16.9        17.7
Children's                                    16.2        16.4        16.4
Athletic                                      34.2        34.6        34.0
Accessories and Miscellaneous Items            4.7         4.9         4.7
                                             ------      ------      ------

                                             100.0%      100.0%      100.0%
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

The Company directs approximately 59% of its total advertising budget to television and radio, but also utilizes print media (including newspaper inserts and direct mail) and outdoor advertising. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. By widely advertising through newspaper, television and radio prior to a grand opening, the Company strives to make each new store opening a major retail event. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

Store Operations

Management of store operations is the responsibility of the Company's Senior Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store managers. The Company's store management structure is flat relative to most other retailers. This permits the Company to reduce management expense by eliminating the district manager position and delegating more responsibility to store managers. Currently, there are two divisions designated as the North and South Divisions. The divisional managers are currently responsible for six and eight regions, but ultimately are expected to manage between ten and fifteen regions. Each regional manager is responsible for the operation of between five and thirteen stores and is required to visit each store periodically, concentrating more heavily on underperforming stores. Regional managers collectively meet with their respective divisional manager on a monthly basis, except during peak sales periods, and quarterly with the Senior Vice President - Store Operations and other members of senior management to discuss Company strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a store manager and one to three assistant managers, depending on the sales volume of the store. The sales staff ranges from 3 to 62 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for virtually all employees. Regional and store manager incentive plans are based primarily upon the sales and profitability of their respective stores as compared to defined goals. Assistant store managers and other store employees earn incentive compensation based on the store exceeding inventory shrinkage goals.

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

The Company maintains inventory shrinkage rates (.4% of sales in fiscal 1998) substantially below the retail industry average. Management attributes this success to an in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store employees to the achievement of targeted shrinkage levels raises employee awareness of loss prevention.

Store Location and Design

The number of stores opened and closed for fiscal years 1998, 1997 and 1996 are as follows:

   Fiscal Year                               1998        1997        1996
                                            ------      ------      ------

   Stores open at beginning of year            92         93          95
   Opened during year                          20          4           5
   Closed during year                           1          5           7
                                            ------      ------      ------

   Stores open at end of year                 111         92          93
                                            ======      ======      ======

At January 30, 1999, the Company had 111 stores located in 18 states, primarily in the Midwest, South and Southeastern regions of the United States. Although three stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

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

As of January 30, 1999, the Company's stores averaged approximately 11,500 square feet, ranging in size from 6,600 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. Currently, the new store prototype calls for between 12,000 and 15,000 square feet but stores in the 8,000 square foot range will be considered. The size of the stores is dependent upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average approximately $80,000 per store.

Distribution

The Company operates a single distribution facility in Evansville, Indiana. A 92,000 square foot addition to the distribution center is expected to be completed by mid-1999, bringing the facility to a total of 200,000 square feet. Management anticipates that the expanded facility will be able to meet the distribution needs of up to 400 stores.

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

Employees

At January 30, 1999, the Company had approximately 2,027 employees, of which approximately 930 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1998 fiscal year.

Executive Officers of the Company

     Name               Age                      Position
------------------      ---      -----------------------------------------------

J. Wayne Weaver          64      Chairman of the Board and Director

Mark L. Lemond           44      President, Chief Executive Officer and Director

Timothy T. Baker         42      Senior Vice President - Store Operations

Clifton E. Sifford       45      Senior Vice President - General Merchandise
                                 Manager

Larry L. Linville        56      Vice President - Information Systems

W. Kerry Jackson         37      Vice President - Chief Financial Officer and
                                 Treasurer

David A. Kapp            35      Vice President - Inventory Controller and
                                 Secretary

Mr. Weaver is the Company's principal shareholder and has served as Chairman of the Board of the Company since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group Inc., a designer, developer and marketer of women's footwear. He has over 40 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group Inc. Mr. Weaver serves as chairman and chief executive officer of Jacksonville Jaguars, LTD and chairman and chief executive officer of LC Footwear, LLC.

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

Mr. Jackson has been employed by the Company as Vice President - Chief Financial Officer and Treasurer since September 1996. From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with the Company. Prior to joining the Company in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.)
                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 1998 and 1997 are as follows:

                                      High                 Low
                                    --------            --------

Fiscal Year 1998
First Quarter                       $  12.75            $   8.13
Second Quarter                         15.00               10.06
Third Quarter                          11.06                6.50
Fourth Quarter                         11.31                8.50

Fiscal Year 1997
First Quarter                       $   6.50            $   4.38
Second Quarter                         11.00                6.25
Third Quarter                          11.50                6.88
Fourth Quarter                          9.63                7.50


On March 23, 1993, the Company consummated its initial public offering of 3,622,500 shares of Common Stock at a price to the public of $8.67 per share.

As of April 16, 1999, there were approximately 310 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

No unregistered equity securities were sold by the Company during fiscal 1998.

ITEM 6. Selected Financial Data


(In thousands, except share and operating data)

Fiscal years (1)                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
Income Statement Data:
 Net sales                      $280,157  $246,520  $233,945  $228,263  $214,528
 Cost of sales (including
   buying, distribution and
   occupancy costs)              196,141   173,953   168,814   176,019   158,614
                                --------  --------  --------  --------  --------

 Gross profit                     84,016    72,567    65,131    52,244    55,914
 Selling, general and
   administrative expenses        66,464    59,438    57,405    58,946    52,907
 Restructuring (credit) charge                          (474)    3,282       267
                                --------  --------  --------  --------  --------

 Operating income (loss)          17,552    13,129     8,200    (9,984)    2,740
 Interest expense                    507       912     1,242     1,626       665
                                --------  --------  --------  --------  --------

Income (loss) before income
   taxes                          17,045    12,217     6,958   (11,610)    2,075
Income tax expense (benefit)       6,818     4,826     2,818    (4,420)      874
                                --------  --------  --------  --------  --------

Net income (loss)               $ 10,227  $  7,391  $  4,140  $ (7,190) $  1,201
                                ========  ========  ========  ========  ========

Net income (loss) per share:
   Basic (2)                    $    .78  $    .57  $    .32  $   (.55) $    .09
   Diluted (2)                  $    .76  $    .56  $    .32  $   (.55) $    .09

Average shares outstanding:
   Basic                          13,150    13,049    13,023    13,019    13,024
   Diluted                        13,429    13,238    13,029    13,031    13,051
--------------------------------------------------------------------------------
Selected Operating Data (3):
 Stores open at end of period        111        92        93        95        87
 Square footage of store space
   at year end (000's)             1,274     1,021     1,026     1,024       939
 Average sales per store (000's)$  2,791  $  2,720  $  2,543  $  2,497  $  3,145
 Average sales per square foot  $    250  $    245  $    233  $    230  $    277
 Comparable store sales             3.6%      6.1%     (1.1%)   (10.0%)   (3.4%)
--------------------------------------------------------------------------------
Balance Sheet Data:
 Working capital                $ 47,668  $ 48,889  $ 45,090  $ 50,206  $ 60,766
 Total assets                    120,761    96,201    93,926   102,265   105,155
 Long-term debt and other
   indebtedness                    1,361     6,133     9,621    18,922    20,597
 Total shareholders' equity       82,667    71,609    63,772    59,571    67,577
--------------------------------------------------------------------------------

(1) On February 9, 1995, the Company's Board of Directors approved a change in the fiscal year to a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 1998, 1997, 1996, 1995 and 1994 relate respectively to the fiscal years ended January 30, 1999, January 31, 1998, February 1, 1997, February 3, 1996 and December 31, 1994. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks. The Company recorded a net loss of $816,000 for the four week transition period ended January 28, 1995.

(2)  Per share data have been restated for the adoption of SFAS 128.


(3) Selected Operating Data has been adjusted to a comparable 52 week basis for 1995.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1998, 1997 and 1996 relate respectively to the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:


                                            1998        1997        1996
                                          -------     -------     -------

Net sales                                  100.0%      100.0%      100.0%
Cost of sales (including buying,
   distribution and occupancy costs)        70.0        70.6        72.2
                                          -------     -------     -------

Gross profit                                30.0        29.4        27.8
Selling, general and
   administrative expenses                  23.7        24.1        24.5
Restructuring credit                                                (0.2)
                                          -------     -------     -------

Operating income                             6.3         5.3         3.5
Interest expense                             0.2         0.3         0.5
                                          -------     -------     -------

Income before income taxes                   6.1         5.0         3.0
Income tax expense                           2.4         2.0         1.2
                                          -------     -------     -------

Net income                                   3.7%        3.0%        1.8%
                                          =======     =======     =======


1998 Compared to 1997

Net Sales

Net sales increased $33.6 million to $280.2 million in 1998, a 13.6% increase over net sales of $246.5 million in 1997. The increase was attributable to the opening of 20 stores in 1998, four stores in 1997 and a comparable store sales increase of 3.6%. Increases in comparable store sales were realized in all major footwear categories with the exception of the women's category which was even for the year. Average sales per square foot in stores open the full year increased to $250 in 1998 from $245 in 1997. Sales of private label and non-name brand footwear constituted 13.5% and 16.6% of total footwear sales in 1998 and 1997, respectively.

Gross Profit

Gross profit increased $11.4 million to $84.0 million in 1998, a 15.8% increase from gross profit of $72.6 million in 1997. The Company's gross profit margin increased to 30.0% from 29.4%. As a percentage of sales, the merchandise gross profit margin increased by 0.4% while buying, distribution and occupancy costs decreased 0.2%. The increase in the merchandise gross profit margin was largely the result of the increased margin realized on the sale of athletic footwear.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.0 million to $66.4 million in 1998 from $59.4 million in 1997. As a percentage of sales, these expenses decreased 0.4% in 1998. An increasing sales base helped to leverage administrative and hourly payroll expenses and reduce overall expenses as a percent of sales in spite of increases in advertising and pre-opening costs.

The Company's policy is to expense all non-capital expenditures incurred prior to the opening of a new store in the month of opening. The aggregate of pre-opening expenses for 20 new stores in 1998 was approximately $1.7 million, or 0.6% of sales, and $211,000, or 0.1% of sales for four new stores in 1997.

Interest Expense

Net interest expense of $507,000 in 1998 resulted from interest expense of $553,000 and interest income of $46,000. Net interest expense of $912,000 in 1997 resulted from interest expense of $946,000 and interest income of $34,000. The decrease in interest expense was attributable to lower average debt balances in 1998. The weighted average interest rate on total debt was 8.5% in 1998 and 7.7% in 1997.

Income Taxes

The increase in the effective income tax rate for 1998 to 40.0%, as compared to 39.5% in 1997 was primarily due to an increase in the statutory rate resulting from higher taxable income. The effective income tax rate in 1998 differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

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

Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                         1998      1997      1996
                                                   --------  --------  --------

Net income plus depreciation and amortization      $ 16,795  $ 13,145  $  9,376
Restructuring credit                                                       (474)
Deferred income taxes                                   414       219     1,550
Working capital decreases (increases)                 1,326    (3,149)    6,059
Other operating activities                               80       400       117
                                                   --------   -------  --------
Net cash provided by operating activities            18,615    10,615    16,628
Net cash used in investing activities               (12,487)   (7,469)   (6,577)
Net cash used in financing activities                (5,755)   (3,200)   (9,326)
                                                   --------   -------  --------
Net increase (decrease) in cash and cash
  equivalents                                           373       (54)      725
Cash and cash equivalents at beginning of year        1,571     1,625       900
                                                   --------   -------  --------
Cash and cash equivalents at end of year           $  1,944   $ 1,571  $  1,625
                                                   ========   =======  ========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $18.6 million, $10.6 million and $16.6 million in 1998, 1997 and 1996, respectively. Excluding changes in operating assets and liabilities, $17.3 million, $13.8 million and $10.6 million was provided by operating activities in 1998, 1997 and 1996, respectively. Merchandise inventories increased $15.3 million to $75.4 million at January 30, 1999 compared with $60.1 million at January 31, 1998. The increase in merchandise inventories resulted primarily from the 19 additional stores operated at January 30, 1999. Cash provided by operating activities was used during 1998 to fund capital expenditures and to reduce long-term debt by $4.7 million.

Working capital was $47.7 million at January 30, 1999 and $48.9 million at January 31, 1998. The current ratio at January 30, 1999 was 2.5 as compared to
4.3 at January 31, 1998. The decrease from the prior year was primarily a result of an increase in accounts payable due to higher receipts of spring merchandise in January 1999 as compared to the prior year. As a result of a $4.7 million reduction in debt, long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) was reduced to 1.6% at January 30, 1999 as compared to 7.9% at January 31, 1998.

Capital expenditures net of lease incentives were $14.6 million in 1998, $7.5 million in 1997 and $6.2 million in 1996. These amounts include $1.9 million and $162,000 of capital lease obligations incurred in 1998 and 1996, respectively. No capital lease obligations were incurred in 1997. Of the 1998 expenditures, $6.9 million was incurred for new stores, $2.3 million was incurred for the expansion of the existing distribution center and $2.2 million was incurred for a major upgrade to the point-of-sale system. The remaining capital expenditures in 1998 were primarily for various store improvements, enhancements to computer systems and distribution equipment.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $19 million to $21 million in fiscal 1999. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In 1999, the Company intends to open approximately 25 to 30 stores at an expected aggregate cost of between $9 million and $11 million. In addition, the completion of a 92,000 square foot addition to the existing distribution system is expected to cost approximately $4.6 million. The remaining capital expenditures are expected to be incurred for various store improvements and visual presentation enhancements and upgrades to administrative computer systems.

The Company's current store prototype utilizes between 12,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store is expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $80,000 per store. On a per-store basis, for the 20 stores opened during 1998, the initial inventory investment averaged $617,000, capital expenditures averaged $403,000 and pre-opening expenses averaged $83,000.

At January 31, 1998, the Company's credit facility provided for $35 million in cash advances and letters of credit issuances. Borrowings under the credit facility are based on eligible inventory. At January 30, 1999, there were no cash advances outstanding on the credit facility. Letters of credit outstanding at January 30, 1999, were $6.9 million. On April 16, 1999, the credit agreement was amended to allow for up to $45 million in cash advances and letters of credit and to extend the maturity date to March 31, 2001. Additionally, a covenant limiting the payment of dividends was eliminated.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Impact of Year 2000

The "Year 2000 Issue" generally refers to computer systems that were designed and developed using two digits, rather than four, to specify the year. As a result, such systems that utilize a two digit date may not be able to distinguish the year 2000 from the year 1900. This could result in erroneous data or complete failure of some systems unless corrective actions are taken.

Management initiated a company wide program in 1998 to address the Year 2000 issue. The phases of the program include (1) creating awareness of the issues through education and training; (2) assessing the extent of the problem and determining resource requirements; (3) renovation of the systems by modifying, upgrading or replacing affected systems; (4) validation of the renovations through testing and implementation; and (5) contingency planning. The Company has completed the awareness and assessment phases and is 75% complete on the renovation phase. The testing phase is ongoing as hardware or system software is modified, upgraded or replaced but is expected to be completed by the third quarter of 1999. Revisions to existing business interruption contingency plans to address specific issues related to the Year 2000 problem will also be completed in the third quarter of 1999.

The Company estimates the total cost of the two year Year 2000 project to be approximately $280,000, of which approximately $142,000 was incurred and expensed in 1998. Allocating existing resources rather than incurring incremental costs should fund the majority of the estimated Year 2000 compliance costs. The above costs do not include expenditures of approximately $2.2 million for a major upgrade to the Company's point-of-sale systems, which upgrade was not made for Year 2000 compliance purposes.

The Company does not anticipate the costs of the Year 2000 project will have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. The anticipated impact and costs of the Year 2000 project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that the estimates will be achieved and actual results could differ materially from those planned.

Formal inquiries are being made by the Company of its major suppliers and other third-party entities with which it has business relations to obtain assurances of their Year 2000 compliance. Appropriate contingency plans will be developed in the event that a significant exposure is identified relative to the dependencies on third-party systems. However, there can be no assurance that the systems of other companies on which the Company relies upon will be corrected in a timely manner, or that any such failure would not have a material adverse effect on the Company.

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

The Company is not currently subject to any material market risk.

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


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying balance sheets of Shoe Carnival, Inc., as of January 30, 1999 and January 31, 1998 and the related statements of income, shareholders' equity and cash flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Stamford, Connecticut
March 5, 1999 (April 16, 1999 as to Note 5)


Shoe Carnival, Inc.
Balance Sheets
                                                    January 30,      January 31,
(In thousands)                                         1999             1998
                                                    -----------      -----------
Assets
Current Assets:
   Cash and cash equivalents                        $     1,944      $     1,571
   Accounts receivable                                      567              781
   Notes receivable from shareholders                                         22
   Merchandise inventories                               75,390           60,091
   Deferred income tax benefit                              782              933
   Other                                                  1,222              834
                                                    -----------      -----------

Total Current Assets                                     79,905           64,232
Property and equipment-net                               40,856           31,969
                                                    -----------      -----------

Total Assets                                        $   120,761      $    96,201
                                                    ===========      ===========

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                 $    25,698      $    10,168
   Accrued and other liabilities                          5,757            4,487
   Current portion of long-term debt                        782              688
                                                    -----------      -----------

Total Current Liabilities                                32,237           15,343
Long-term debt                                            1,361            6,133
Deferred lease incentives                                 2,424            1,308
Deferred income taxes                                     2,072            1,808
                                                    -----------      -----------

Total Liabilities                                        38,094           24,592
                                                    -----------      -----------

Shareholders' Equity:
   Common stock, $. 01 and no par value,
      50,000 shares authorized 13,179 and
      13,088 shares issued and outstanding                  132
   Additional paid-in capital                            62,543           61,844
   Retained earnings                                     19,992            9,765
                                                    -----------      -----------

Total Shareholders' Equity                               82,667           71,609
                                                    -----------      -----------

Total Liabilities and Shareholders' Equity          $   120,761      $    96,201
                                                    ===========      ===========


See notes to financial statements


Shoe Carnival, Inc.
Statements of Income



(In thousands, except per share data)
For fiscal years ended                    January 30,  January 31,  February 1,
                                             1999         1998         1997
                                          -----------  -----------  -----------
Net sales                                 $   280,157  $   246,520  $   233,945
Cost of sales (including buying,
   distribution and occupancy costs)          196,141      173,953      168,814
                                          -----------  -----------  -----------

Gross profit                                   84,016       72,567       65,131
Selling, general and administrative
   expenses                                    66,464       59,438       57,405
Restructuring credit                                                       (474)
                                          -----------  -----------  -----------

Operating income                               17,552       13,129        8,200
Interest expense                                  507          912        1,242
                                          -----------  -----------  -----------

Income before income taxes                     17,045       12,217        6,958
Income tax expense                              6,818        4,826        2,818
                                          -----------  -----------  -----------

Net income                                $    10,227  $     7,391  $     4,140
                                          ===========  ===========  ===========

Net income per share:
   Basic                                  $       .78  $       .57  $       .32
   Diluted                                $       .76  $       .56  $       .32

Average shares outstanding:
   Basic                                       13,150       13,049       13,023
   Diluted                                     13,429       13,238       13,029


See notes to financial statements


Shoe Carnival, Inc.
Statements of Shareholders' Equity

(In thousands)
                                                   Additional Retained
                                    Common Stock    Paid-In   Earnings
                                   Shares   Amount  Capital   (Deficit)   Total
                                  ---------------- ---------- --------- --------
Balance at February 3, 1996       13,019  $ 1,302  $ 60,035   $ (1,766) $ 59,571
Employee stock purchase plan
  purchases                           13                 61                   61
Elimination of par value                   (1,302)    1,302
Net income                                                       4,140     4,140
                                  ------  -------  --------   --------  --------

Balance at February 1, 1997       13,032        0    61,398      2,374    63,772
Compensation from stock option
  grant                                                 158                  158
Exercise of stock options             41                191                  191
Employee stock purchase plan
  purchases                           15                 97                   97
Net income                                                       7,391     7,391
                                  ------  -------  --------   --------  --------

Balance at January 31, 1998       13,088        0    61,844      9,765    71,609
Exercise of stock options             76                690                  690
Employee stock purchase plan
  purchases                           15                141                  141
Increase in par value                         132      (132)
Net income                                                      10,227    10,227
                                  ------  -------  --------   --------  --------
Balance at January 30, 1999       13,179  $   132  $ 62,543   $ 19,992  $ 82,667
                                  ======  =======  ========   ========  ========

See notes to financial statements


Shoe Carnival, Inc.
Statements of Cash Flows

(In thousands)
Fiscal years ended

                                         January 30,   January 31,   February 1,
                                            1999          1998          1997
                                         -----------   -----------   -----------
Cash Flows From Operating Activities
Net income                               $    10,227   $     7,391   $    4,140
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             6,568         5,754        5,236
     Restructuring credit                                                  (474)
     Loss on retirement of assets                380           392          305
     Deferred income taxes                       414           219        1,550
     Compensation for forgiveness of debt                      158
     Other                                      (300)         (150)        (188)
     Changes in operating assets and
     liabilities:
       Merchandise inventories               (15,299)         (851)       3,459
       Accounts receivable                       214           137           69
       Accounts payable and accrued
         liabilities                          16,801        (2,506)      (1,221)
       Other                                    (390)           71        3,752
                                         -----------   -----------   ----------
Net cash provided by operating activities     18,615        10,615       16,628
                                         -----------   -----------   ----------
Cash Flows From Investing Activities
   Purchases of property and equipment       (14,061)       (7,493)      (6,294)
   Notes from shareholders                                                   18
   Lease incentives                            1,416                       (303)
   Other                                         158            24            2
                                         -----------   -----------   ----------
Net cash used in investing activities        (12,487)       (7,469)      (6,577)
                                         -----------   -----------   ----------
Cash Flows From Financing Activities
   Borrowings under line of credit           102,675       141,600      174,450
   Payments on line of credit               (108,375)     (144,400)    (183,200)
   Payments on long-term debt                   (886)         (688)        (637)
   Proceeds from issuance of stock               831           288           61
                                         -----------   -----------   ----------
Net cash used in financing activities         (5,755)       (3,200)      (9,326)
                                         -----------   -----------   ----------
Net increase (decrease) in cash and cash
   equivalents                                   373           (54)         725
Cash and cash equivalents at beginning
   of year                                     1,571         1,625          900
                                         -----------   -----------   ----------
Cash and Cash Equivalents at End of Year $     1,944   $     1,571   $    1,625
                                         ===========   ===========   ==========
Supplemental disclosures of cash flow
  information:
   Cash paid during year for interest    $       580   $       953   $    1,337
   Cash paid (refunded) during year for
     income taxes                              6,651         4,350       (2,150)
   Capital lease obligations incurred          1,908                        162


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

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1998, 1997 and 1996 relate respectively to the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997. All three fiscal years consisted of 52 weeks.

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

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Store Opening Costs

Non-capital expenditures incurred prior to the opening of a new store have been charged to expense in the month the store was opened during 1998 and prior. Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" requires that beginning in 1999 all pre-opening and other start-up costs be expensed in the period incurred. Accordingly, with the adoption of SOP 98-5 in 1999, all future pre-opening costs will be expensed in the period incurred. This change will not have a material impact on the Company's financial statements.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the year the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $11.5 million in 1998, $9.0 million in 1997 and $7.9 million in 1996.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income," which was adopted by the Company in 1998. SFAS No. 130 requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no items requiring separate disclosure in accordance with this statement.

Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the disclosure of segment related information based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has one business segment that offers the same principal product and service throughout the Midwest, South and Southeastern regions of the United States. Based on the current organizational structure of the Company, the financial information presented is in compliance with this accounting pronouncement.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that derivative instruments be recognized as assets or liabilities in the statement of financial position. The Company is currently assessing the effect of the adoption of SFAS No. 133 in fiscal year 2000, but does not anticipate a material impact on its financial position.

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

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Reclassifications

Certain reclassifications to the 1997 financial statements have been made to conform to the current year's presentation.

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                                     January 30,            January 31,
                                               1999                   1998
                                            -----------            -----------

Land                                        $       205            $       205
Buildings                                         5,863                  5,845
Furniture, fixtures and equipment                32,389                 25,674
Leasehold improvements                           22,848                 18,558
Equipment under capital leases                    5,242                  3,737
Construction in progress                          2,263
                                            -----------            -----------

Total                                            68,810                 54,019
Less accumulated depreciation
  and amortization                               27,954                 22,050
                                            -----------            -----------

Property and equipment-net                  $    40,856            $    31,969
                                            ===========            ===========

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                     January 30,            January 31,
                                               1999                   1998
                                            -----------            -----------

Employee compensation and benefits          $     2,009            $     1,919
Accrued rent                                      1,060                    884
Other                                             2,688                  1,684
                                            -----------            -----------
Total accrued and other liabilities         $     5,757            $     4,487
                                            ===========            ===========

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                     January 30,            January 31,
                                               1999                   1998
                                            -----------            -----------

Revolving line of credit                                           $     5,700
Capital lease obligations (see Note 6)      $     2,143                  1,121
                                            -----------            -----------
Total                                             2,143                  6,821
Less current portion                                782                    688
                                            -----------            -----------
Total long-term debt, net of
  current portion                           $     1,361            $     6,133
                                            ===========            ===========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

During 1998, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (7.75% at January 30, 1999) or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 2%, depending on the Company's achievement of certain performance criteria. A commitment fee of 0.25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends. At January 30, 1999, outstanding letters of credit were approximately $6.9 million.

On April 16, 1999, the Credit Agreement was amended to increase the total credit facility to $45 million and to extend the maturity date to March 31, 2001. The amendment also adjusted certain economic terms and financial covenants. Borrowings will now bear interest, at the Company's option, at the agent bank's prime rate minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee will be charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. Certain adjustments were made to the financial covenants including the elimination of the limitation on the payment of dividends.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. Ninety leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2002.

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                              1998        1997        1996
                                        --------    --------    --------

Rentals for real property               $ 13,822    $ 12,210    $ 12,208
Equipment rentals                            437         393         411
                                        --------    --------    --------

Total                                   $ 14,259    $ 12,603    $ 12,619
                                        ========    ========    ========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Future minimum lease payments at January 30, 1999 are as follows:

(000's)                                      Operating             Capital
Fiscal years                                   Leases              Leases
                                             ---------             -------

1999                                         $  14,658             $   932
2000                                            14,217                 619
2001                                            13,637                 546
2002                                            13,466                 336
2003                                            12,069
Thereafter to 2015                              34,363
                                             ---------             -------

Minimum lease payments                       $ 102,410               2,433
                                             =========
Less imputed interest at rates
  ranging from 7.5% to 11.9%                                           290
                                                                   -------
Present value of net minimum lease
  payments of which $782 is
  included in current liabilities                                  $ 2,143
                                                                   =======

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                                     January 30,            January 31,
                                               1999                   1998
                                            -----------            -----------

Equipment                                   $     5,242            $     3,737
Less accumulated amortization                     3,037                  2,758
                                            -----------            -----------
Equipment under capital
  lease-net                                 $     2,205            $       979
                                            ===========            ===========

Note 7 - Restructuring Charge

In the fourth quarters of 1995 and 1994, the Company recorded restructuring charges aggregating $3.5 million related to its plan to close a total of nine unprofitable stores. At February 1, 1997, eight stores had been closed with the final store closing in February 1997. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

(000's)                                     January 31,            February 1,
                                               1998                   1997
                                            -----------            -----------

Beginning restructuring reserve             $       318            $     3,468
Restructuring credit:
  Store closing and lease termination costs                               (474)
                                            -----------            -----------
  Total restructuring credit                          0                   (474)
Costs applied against reserve:
  Store closing and lease termination costs        (147)                (1,418)
  Equipment and leasehold improvement
    write-offs                                     (171)                (1,258)
                                            -----------            -----------
Ending restructuring reserve                $         0            $       318
                                            ===========            ===========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

In the aggregate, the eight stores closed in fiscal 1996 and February 1997 generated sales of $3.9 million and an operating loss of $1.7 million (including depreciation expense of $127,000) during 1996. Cash outlays for 1997 and 1996 were $147,000 and $1.7 million, respectively. The 1996 cash outlays consisted of $1.4 million for lease termination, store closing costs and the repayment of $293,000 of lease incentives which were recorded as a deferred liability. The restructuring credit recorded in the fourth quarter of 1996 resulted primarily from favorable negotiation of lease termination costs.

Note 8 - Income Taxes

The provision for income taxes consisted of:

(000's)
Fiscal years                              1998        1997        1996
                                        --------    --------    --------

Current:
   Federal                              $  5,591    $  3,965    $    976
   State                                     813         641         292
                                        --------    --------    --------

 Total current                             6,404       4,606       1,268
                                        --------    --------    --------

Deferred:
   Federal                                   375         189       1,390
   State                                      39          31         160
                                        --------    --------    --------

 Total deferred                              414         220       1,550
                                        --------    --------    --------

 Total provision                        $  6,818    $  4,826    $  2,818
                                        ========    ========    ========

Included in other current assets are income tax receivables in the amounts of $159,000, $29,000 and $285,000 as of January 30, 1999, January 31, 1998 and
February 1, 1997, respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                              1998        1997        1996
                                        --------    --------    --------

U.S. Federal statutory tax rate           35.0%       34.0%       34.0%
State and local income taxes,
   net of federal tax benefit              5.1         5.1         5.5
Other                                     (0.1)        0.4         1.0
                                        --------    --------    --------

Effective income tax rate                 40.0%       39.5%       40.5%
                                        ========    ========    ========

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                     January 30,            January 31,
                                               1999                   1998
                                            -----------            -----------

Deferred tax assets:
   Accrued rent                             $       421            $       348
   Accrued compensation                             203                    173
   Federal net operating loss carryforward          176                    218
   Lease incentives                                  14                     33
   Inventory valuation                                                     264
   Other                                            137                    107
                                            -----------            -----------

   Total deferred tax assets                $       951            $     1,143
                                            ===========            ===========

Deferred tax liabilities:
   Depreciation                             $     1,378            $     1,052
   Purchase accounting adjustments                  852                    966
   Inventory valuation                               11
                                            -----------            -----------

   Total deferred tax liabilities           $     2,241            $     2,018
                                            ===========            ===========

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

Employee and Company contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of five years of participation in the Retirement Plan. Contributions charged to expense in 1998, 1997 and 1996 were $199,000, $214,000 and $198,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 1998, 14,966 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares totaled approximately $141,000.

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

Note 10 - Stock Option and Incentive Plans

1989 Stock Option Plan

Non-qualified stock options for a total of 1,500,000 shares of common stock were granted to certain officers, directors and other key employees prior to 1993. On November 1, 1992, the participants exercised all outstanding stock options and the plan was effectively terminated. Net proceeds to the Company from the sale of such shares were $239,000. In November 1992, the Company loaned an aggregate of $633,000 on a fully recourse basis to the participants to permit them to pay an estimated amount of income taxes due as a result of the stock option exercise. Of this amount, $239,000 was classified as a reduction to paid-in capital and $158,000 was recorded as a current asset. The notes evidencing such loans bear interest at a rate of 6% per annum and were originally due in four equal annual installments, the first of which was paid in 1993. The 1995 principal payment was extended for one year for participants who were employees of the Company on the date the payment was originally due. In 1996, certain participants paid an aggregate of $18,000 in principal (plus accrued interest) to the Company to retire their outstanding notes. The 1995 and 1996 principal payment for the remaining participants was extended for one year. In May 1997, an outstanding balance of $158,000 for the Company's former vice chairman, president and chief executive officer was forgiven as part of a retirement package. The aggregate principal balance outstanding on the loans to the participants was $103,000 as of January 31, 1998. The outstanding principal balance for the remaining participants was paid in March 1998.

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At January 30, 1999, options to purchase 517,842 common shares were exercisable and 508,578 shares of unissued common stock were reserved for future grants under the plan.

On March 4, 1999, the Stock Option Committee granted options for an aggregate of 275,250 shares of the Company's common stock to certain officers and key employees. The options were granted at an exercise price of $11.125 per share, and have a term of 10 years. The options become exercisable in thirds on each of the first three anniversaries of the grant date.

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

Fiscal years                              1998       1997        1996
                                        --------   --------    --------

Risk free interest rate                   5.6%       6.8%        6.8%
Expected dividend yield                   0.0%       0.0%        0.0%
Expected volatility                      74.3%      53.4%       50.5%
Expected term                           5 Years    5 Years     5 Years

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


(000's, except per share data)
Fiscal years                                 1998       1997        1996
                                           --------   --------    --------

Pro forma net income                       $  9,832   $  6,789    $  3,984
Pro forma net income per share-Basic       $    .75   $    .52    $    .31
Pro forma net income per share-Diluted     $    .73   $    .51    $    .31

The weighted-average fair value of options granted was $7.12, $3.29 and $2.79 for 1998, 1997 and 1996, respectively.

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended January 30, 1999:
                                                               Weighted Average
                                            Shares              Exercise Price
                                           --------            ----------------

Balance at February 3, 1996                 558,300                 $ 9.27
    Granted                                 339,500                   5.31
    Cancelled                              (253,875)                 11.94
                                           --------                 ------
Balance at February 1, 1997                 643,925                   6.15
    Granted                                 208,500                   6.10
    Cancelled                               (73,836)                  5.73
    Exercised                               (51,121)                  5.70
                                           --------                 ------
Balance at January 31, 1998                 727,468                   6.21
    Granted                                 212,500                  11.00
    Cancelled                                (2,767)                  9.39
    Exercised                               (79,927)                  6.68
                                           --------                 ------
Balance at January 30, 1999                 857,274                 $ 7.34
                                           ========                 ======


Note 11 - Contingencies

Litigation

The Company is involved in various routine legal proceedings incidental to the conduct of its business, none of which is expected to have a material adverse effect on the Company's financial position.

Note 12 - Other Related Party Transactions

The Company's Chairman and Principal Shareholder and his son are principal shareholders of LC Footwear, LLC. and PL Footwear, Inc. The Chairman's son also owns and operates Weaver International Footwear, Inc. ("Weaver International"). The Company purchases name brand merchandise from LC Footwear, LLC., while Weaver International and PL Footwear, Inc. serve as import agents for the Company. Weaver International and PL Footwear, Inc. have represented the Company on a commission basis in dealings with shoe factories in mainland China, where most of the Company's private label shoes are manufactured.

Shoe Carnival, Inc.
Notes to Financial Statements - Continued

The Company purchased approximately $138,000 and $34,000 of merchandise from LC Footwear, LLC. in 1998 and 1997, respectively. Commissions paid to Weaver International were $730,000 and $915,000 in 1997 and 1996, respectively. Commissions paid to PL Footwear, Inc. were $912,000 and $26,000 in 1998 and 1997, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 1998 and 1997 include results for 13 weeks. The following table summarizes results for 1998 and 1997:

(000's, except per share data)
                                    First       Second      Third       Fourth
1998                                Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------

Net sales                           $ 65,694    $ 68,104    $ 76,442    $ 69,917
Gross profit                          20,674      20,550      24,217      18,575
Operating income                       5,365       4,810       6,139       1,238
Net income                             3,115       2,822       3,620         670
Net income per share - Basic        $    .24    $    .21    $    .27    $    .05
Net income per share - Diluted      $    .23    $    .21    $    .27    $    .05

(000's, except per share data)
                                    First       Second      Third       Fourth
1997                                Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------

Net sales                           $ 59,328    $ 62,393    $ 66,364    $ 58,435
Gross profit                          18,330      18,122      20,490      15,625
Operating income                       3,286       3,547       5,307         989
Net income                             1,818       1,963       3,090         520
Net income per share - Basic        $    .14    $    .15    $    .24    $    .04
Net income per share - Diluted      $    .14    $    .15    $    .23    $    .04

                               SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Charged
                                      Balance at     (Credited) to    Balance at
                                      Beginning        Costs and        End of
           Descriptions               of Period         Expenses        Period
           ------------              -----------     -------------   -----------

Year ended February 1, 1997
    Reserve for sales returns
      and allowances                 $   114,492     $          0    $   114,492
    Inventory reserve                $ 4,300,000     $ (3,000,000)   $ 1,300,000

Year ended January 31, 1998
    Reserve for sales returns
      and allowances                 $   114,492     $          0    $   114,492
    Inventory reserve                $ 1,300,000     $    125,000    $ 1,425,000

Year ended January 30, 1999
    Reserve for sales returns
      and allowances                 $   114,492     $          0    $   114,492
    Inventory reserve                $ 1,425,000     $    175,000    $ 1,600,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a).1.  Financial Statements:

          The  following  financial  statements  of the Company are set forth in
          Part II, Item 8.

          Report of Management

          Independent Auditors' Report

          Balance Sheets at January 30, 1999 and January 31, 1998

          Statements of Income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997

          Statements of Shareholders' Equity for the years ended January 30, 1999, January 31, 1998 and February 1, 1997

          Statements of Cash Flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997

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

  (b)     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Shoe Carnival, Inc.


Date:    April 27, 1999                 By: /s/ Mark L. Lemond
                                           --------------------
                                           Mark L. Lemond
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
      ---------                        -----                           ----


/s/ J. Wayne Weaver        Chairman of the Board and Director     April 27, 1999
-------------------
J. Wayne Weaver

/s/ Mark L. Lemond         President, Chief Executive Officer     April 27, 1999
-------------------        and Director
Mark L. Lemond             (Principal Executive Officer)


/s/ William E. Bindley     Director                               April 27, 1999
----------------------
William E. Bindley

/s/ Gerald W. Schoor       Director                               April 27, 1999
--------------------
Gerald W. Schoor

/s/ W. Kerry Jackson       Vice President - Chief Financial       April 27, 1999
--------------------       Officer and Treasurer
W. Kerry Jackson           (Principal Financial and Accounting
                           Officer)

                                INDEX TO EXHIBITS


Exhibit
  No.                                  Description
-------                                -----------
  3-A       (7) (i)Restated Articles of Incorporation of Registrant

            (6) (ii)Articles of Amendment of Restated Articles of Incorporation
                of Registrant

  3-B       (3) By-laws of Registrant, as amended to date

    4 (i)Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

 10-D*      (1) 1989 Stock Option Plan of Registrant and amendments to such Plan

 10-E*      (2) 1993 Stock Option and Incentive Plan of Registrant, as amended

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

 10-L*      (2) Employee Stock Purchase Plan of Registrant, as amended

 10-M*      (4) Consulting agreement dated May 28, 1997, between Registrant and
                David H. Russell

 10-N*      (5) Employment agreement dated April 14, 1997, between Registrant and Clifton E. Sifford

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

(6) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 is incorporated herein by reference.

(7) The copy of this exhibit filed as exhibit number 3.1 to the Company's current Report on Form 8-K dated July 17, 1996 is incorporated herin by reference.