Form 10-Q
period 1999-05-01
SHOE CARNIVAL INC
filed 1999-06-15
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended      May 1, 1999

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

Common Stock, $.01 par value, 13,259,286 shares outstanding as of June 1, 1999.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Part I   Financial Information
           Item 1 - Financial Statements (Unaudited)
              Condensed Balance Sheets ............................        3
              Condensed Statements of Income.......................        4
              Condensed Statement of Shareholders' Equity..........        5
              Condensed Statements of Cash Flows...................        6
              Notes to Condensed Financial Statements..............        7

           Item 2 - Management's Discussion and Analysis...........     8-11

Part II  Other Information

           Item 6.  Exhibits and Reports on Form 8-K...............       12


           Signature...............................................       13


                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                               May 1,     January 30,    May 2,
                                                1999         1999         1998
                                             ---------   ------------  ---------
                                                       (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents................ $   2,598    $   1,944    $   2,080
   Accounts receivable......................       688          567          678
   Merchandise inventories..................    79,722       75,390       66,730
   Deferred income tax benefit..............       798          782          850
   Other....................................       845        1,222          929
                                              --------    ---------    ---------
Total Current Assets........................    84,651       79,905       71,267
Property and equipment-net..................    45,367       40,856       32,263
                                             ---------    ---------    ---------
Total Assets................................ $ 130,018    $ 120,761    $ 103,530
                                             =========    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................... $  19,119    $  25,698    $  10,481
   Accrued and other liabilities............     9,337        5,757        7,346
   Current portion of long-term debt........       671          782          647
                                             ---------    ---------    ---------
Total Current Liabilities...................    29,127       32,237       18,474
Long-term debt..............................     9,202        1,361        6,892
Deferred lease incentives...................     2,348        2,424        1,239
Deferred income taxes.......................     2,106        2,072        1,817
                                             ---------    ---------    ---------
Total Liabilities...........................    42,783       38,094       28,422
                                             ---------    ---------    ---------

Shareholders' Equity:
   Common stock,  $.01 par value, 50,000
    shares authorized, 13,253, 13,179,
    13,132 shares issued and outstanding
    at May 1, 1999, January 30, 1999 and
    May 2, 1998.............................       133          132            0
   Additional paid-in capital...............    63,066       62,543       62,228
   Retained earnings........................    24,036       19,992       12,880
                                             ---------    ---------    ---------
Total Shareholders' Equity..................    87,235       82,667       75,108
                                             ---------    ---------    ---------
Total Liabilities and Shareholders' Equity.. $ 130,018    $ 120,761    $ 103,530
                                             =========    =========    =========



                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                              Thirteen             Thirteen
                                             Weeks Ended          Weeks Ended
                                             May 1, 1999          May 2, 1998
                                             -----------          -----------
                                          (In thousands, except per share data)
Net sales..............................       $   78,111           $   65,694
Cost of sales (including buying,
  distribution and occupancy costs)....           53,253               45,020
                                              ----------           ----------

Gross profit...........................           24,858               20,674
Selling, general and
  administrative expenses..............           17,968               15,309
                                              ----------           ----------

Operating income.......................            6,890                5,365
Interest expense, net..................              150                  174
                                              ----------           ----------

Income before income taxes.............            6,740                5,191
Income taxes...........................            2,696                2,076
                                              ----------           ----------

Net income.............................       $    4,044           $    3,115
                                              ==========           ==========

Net income per share:
  Basic................................       $      .31           $      .24
                                              ==========           ==========
  Diluted..............................       $      .30           $      .23
                                              ==========           ==========

Average shares outstanding:
  Basic................................           13,206               13,108
                                              ==========           ==========
  Diluted..............................           13,532               13,404
                                              ==========           ==========




                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited




                                   Common Stock   Additional
                                   ------------    Paid-In    Retained
                                 Shares   Amount   Capital    Earnings    Total
                                 ------   ------  ----------  --------  --------
                                               (In thousands)
Balance at January 30, 1999....  13,179   $  132  $   62,543  $ 19,992  $ 82,667
   Employee stock purchase
      plan purchases...........       4                   40                  40
   Exercise of stock options...      70        1         483                 484
   Net income..................                                  4,044     4,044
                                 ------   ------  ----------  --------  --------
Balance at May 1, 1999.........  13,253   $  133  $   63,066  $ 24,036  $ 87,235
                                 ======   ======  ==========  ========  ========




                   See Notes to Condensed Financial Statements

                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                          Thirteen     Thirteen
                                                        Weeks Ended  Weeks Ended
                                                        May 1, 1999  May 2, 1998
                                                        -----------  -----------
                                                              (In thousands)
Cash flows from operating activities:
   Net income........................................   $    4,044   $    3,115
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization...................        1,877        1,484
     Loss on retirement of assets....................            6           13
     Deferred income taxes...........................           19           92
     Other  .........................................          (76)         (69)
     Changes in operating assets and liabilities:
       Merchandise inventories.......................       (4,333)      (6,639)
       Accounts receivable...........................         (121)         103
       Accounts payable and accrued liabilities......       (2,999)       3,172
       Other.........................................          378          (95)
                                                        ----------   ----------

Net cash (used in) provided by operating activities..       (1,205)       1,176
                                                        ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment...............       (6,394)      (1,791)
   Other.............................................            0           22
                                                        ----------   ----------

Net cash used in investing activities................       (6,394)      (1,769)
                                                        ----------   ----------

Cash flows from financing activities:
   Borrowings under line of credit...................       39,650       36,175
   Payments on line of credit........................      (31,675)     (35,275)
   Payments on capital lease obligations.............         (246)        (182)
   Proceeds from issuance of stock...................          524          384
                                                        ----------   ----------
Net cash provided by financing activities............        8,253        1,102
                                                        ----------   ----------

Net increase in cash and cash equivalents............          654          509
Cash and cash equivalents at beginning of period.....        1,944        1,571
                                                        ----------   ----------

Cash and cash equivalents at end of period...........   $    2,598   $    2,080
                                                        ==========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest..............    $     118   $      169
   Cash paid during period for income taxes..........    $      74   $       64





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

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1998 Annual Report.

Note 2 - Long-Term Debt

During 1998, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 2%, depending on the Company's achievement of certain performance criteria. A commitment fee of 0.25% per annum is charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                       Number of Stores          Store Square Footage Comparable
                       ----------------          --------------------   Store
               Beginning                 End of     Net       End       Sales
Quarter Ended  Of Period Opened  Closed  Period   Change   of Period   Increase
-------------  --------- ------  ------  ------   ------   ---------  ----------

May 1, 1999       111       3       0      114    40,000   1,314,000      3.4%

May 2, 1998        92       3       0       95    46,000   1,067,000      7.0%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                              Thirteen             Thirteen
                                             Weeks Ended          Weeks Ended
                                             May 1, 1999          May 2, 1998
                                             -----------          -----------

Net sales................................       100.0%               100.0%
Cost of sales (including buying,
  distribution and occupancy costs)......        68.2                 68.5
                                             -----------          -----------

Gross profit.............................        31.8                 31.5
Selling, general and administrative
  expenses...............................        23.0                 23.3
                                             -----------          -----------

Operating income.........................         8.8                  8.2
Interest expense.........................          .2                   .3
                                             -----------          -----------

Income before income taxes...............         8.6                  7.9
Income taxes.............................         3.4                  3.2
                                             -----------          -----------

Net income...............................         5.2%                 4.7%
                                             ===========          ===========


Net Sales

Net sales increased $12.4 million to $78.1 million in the first quarter of 1999, an 18.9% increase over net sales of $65.7 million in the comparable prior year period. The increase was attributable to a 3.4% comparable store sales increase and the sales generated by the 23 new stores opened in 1998 and 1999, partially offset by the reduction in sales for the one store closed in 1998. Average footwear unit prices and footwear unit sales in comparable stores increased 0.2% and 3.1%, respectively. Sales of private label and non-name brand footwear constituted 12.6% of total footwear sales in the first quarter of 1999 as compared with 14.7% in the prior year quarter.

Gross Profit

Gross profit increased $4.2 million to $24.9 million in the first quarter of 1999, a 20.2% increase over gross profit of $20.7 million in the comparable prior year period. The Company's gross profit margin increased to 31.8% from 31.5%. As a percentage of sales, the merchandise gross profit margin increased 0.4% which was partially offset by a 0.1% increase in buying, distribution and occupancy costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million to $18.0 million in the first quarter of 1999 from $15.3 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.3% primarily as a result of the comparable store sales increase. Total pre-opening costs for the three stores opened in the first quarter of 1999 were $267,000 or 0.3% of sales, as compared to $245,000 or 0.4% of sales, for the three stores opened in the first quarter of 1998.

Interest Expense

The reduction in net interest expense to $150,000 in the first quarter of 1999 from $174,000 in the first quarter of 1998 resulted from reduced borrowings.

Income Taxes

The effective income tax rate of 40% in the first quarters of 1999 and 1998 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $1.2 million during the first quarter of 1999. The decrease resulted primarily from an increase in inventories and a decrease in accounts payable and accrued liabilities. Excluding changes in operating assets and liabilities, cash provided by operating activities was $5.9 million in the first quarter of 1999. The increase in merchandise inventories was primarily due to seasonal fluctuations and the addition of three stores in the first quarter of 1999.

Working capital increased to $55.5 million at May 1, 1999 from $47.7 million at January 30, 1999 and the current ratio was 2.9 to 1 as compared with 2.5 to 1 at January 30, 1999. Long-term debt as a percentage of total capital was 9.5% at May 1, 1999 and 1.6% at January 30, 1999. The increase in working capital and long-term debt as a percent of total capital was primarily due to seasonal fluctuations.

Capital expenditures were $6.4 million in the first quarter of 1999. Of these expenditures, $2.3 million was incurred for new stores and $2.6 million was incurred for the expansion of the existing distribution center. The remaining capital expenditures in the first quarter of 1999 were primarily for the remodeling of certain stores, merchandise display and signage enhancements and improvements to computer systems.

The Company intends to open 28 stores in 1999, including the three stores opened in the first quarter. Eleven stores are expected to be opened in the second quarter and 14 stores in the third quarter. Three stores were opened in the first quarter of 1998.

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

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at May 1, 1999 were $8.0 million and $3.5 million, respectively. On April 16, 1999, the credit agreement was amended to increase the facility by $10 million to allow for up to $45 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2001.

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

Management initiated a company wide program in 1998 to address the Year 2000 issue. The phases of the program include (1) creating awareness of the issues through education and training; (2) assessing the extent of the problem and determining resource requirements; (3) renovation of the systems by modifying, upgrading or replacing affected systems; (4) validation of the renovations through testing and implementation; and (5) contingency planning. The Company has completed the awareness and assessment phases and is 85% complete on the renovation phase. The testing phase is ongoing as hardware or system software is modified, upgraded or replaced but is expected to be completed by the third quarter of 1999. Revisions to existing business interruption contingency plans to address specific issues related to the Year 2000 problem will also be completed in the third quarter of 1999.

The Company estimates the total cost of the two year Year 2000 project to be approximately $280,000, of which approximately $142,000 was incurred and expensed in 1998 and $15,000 was incurred and expensed in the first quarter of 1999. Allocating existing resources rather than incurring incremental costs should fund the majority of the estimated Year 2000 compliance costs.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Seasonality

The Company's quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to opening of a new store are charged to expense as incurred. Therefore, the Company's results of operations may be adversely affected in any quarter in which the Company incurs pre-opening expenses related to the opening of new stores.

The Company has three distinct selling periods: Easter, back-to-school and Christmas.

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (27)  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended May 1, 1999

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  June 14, 1999                                 SHOE CARNIVAL, INC.
                                                        (Registrant)



                                                 By: /s/ W. Kerry Jackson
                                                     W. Kerry Jackson
                                                     Vice President and
                                                     Chief Financial Officer