Form 10-Q
period 1999-07-31
SHOE CARNIVAL INC
filed 1999-09-14
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
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

Common Stock, $.01 par value, 13,329,957 shares outstanding as of September 1, 1999.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Part I   Financial Information
          Item 1 - Financial Statements (Unaudited)
             Condensed Balance Sheets ...............................        3
             Condensed Statements of Income..........................        4
             Condensed Statement of Shareholders' Equity.............        5
             Condensed Statements of Cash Flows......................        6
             Notes to Condensed Financial Statements.................        7

          Item 2 - Management's Discussion and Analysis..............     8-12

Part II  Other Information

          Item 4. Submission of Matters to Vote of Security Holders..       13
          Item 6. Exhibits and Reports on Form 8-K...................       13


          Signature .................................................       14




                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                              July 31,  January 30,   August 1,
                                                1999       1999         1998
                                            ----------  -----------  ----------
                                                       (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents............... $    2,724  $     1,944  $    2,550
   Accounts receivable.....................        706          567         721
   Merchandise inventories.................     92,637       75,390      83,274
   Deferred income tax benefit.............        821          782         802
   Other...................................      1,965        1,222       1,232
                                            ----------  -----------  ----------
Total Current Assets.......................     98,853       79,905      88,579
Property and equipment-net.................     49,759       40,856      34,639
                                            ----------  -----------  ----------
Total Assets............................... $  148,612  $   120,761  $  123,218
                                            ==========  ===========  ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable........................ $   28,770  $    25,698  $   27,614
   Accrued and other liabilities...........      5,901        5,757       5,806
   Current portion of long-term debt.......        733          782         681
                                            ----------  -----------  ----------
Total Current Liabilities..................     35,404       32,237      34,101
Long-term debt.............................     17,074        1,361       7,549
Deferred lease incentives..................      2,980        2,424       1,478
Deferred income taxes......................      2,163        2,072       1,924
                                            ----------  -----------  ----------
Total Liabilities..........................     57,621       38,094      45,052
                                            ----------  -----------  ----------

Shareholders' Equity:
   Common stock, $.01 par value,
    50,000  shares  authorized,  13,326,
    13,179, 13,169 shares issued and
    outstanding at July 31, 1999,
    January 30, 1999 and August 1, 1998....        133          132         132
   Additional paid-in capital..............     63,558       62,543      62,332
   Retained earnings.......................     27,300       19,992      15,702
                                             ---------  -----------  ----------
Total Shareholders' Equity.................     90,991       82,667      78,166
                                            ----------  -----------  ----------
Total Liabilities and Shareholders' Equity. $  148,612  $   120,761  $  123,218
                                            ==========  ===========  ==========


                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                              Thirteen      Thirteen    Twenty-six   Twenty-six
                            Weeks Ended   Weeks Ended  Weeks Ended  Weeks Ended
                              July 31,      August 1,    July 31,     August 1,
                               1999           1998        1999           1998
                            -----------   -----------  -----------  -----------
                                     (In thousands, except per share data)

Net sales.................. $    83,206   $    68,104  $   161,317  $   133,798
Cost of sales (including
  buying, distribution and
  occupancy costs).........      58,112        47,554      111,365       92,574
                            -----------   -----------  -----------  -----------

Gross profit...............      25,094        20,550       49,952       41,224
Selling, general and
  administrative expenses..      19,464        15,740       37,432       31,049
                            -----------   -----------  -----------  -----------

Operating income...........       5,630         4,810       12,520       10,175
Interest expense, net......         190           106          340          280
                            -----------   -----------  -----------  -----------

Income before income taxes.       5,440         4,704       12,180        9,895
Income taxes...............       2,176         1,882        4,872        3,958
                            -----------   -----------  -----------  -----------

Net income................. $     3,264   $     2,822  $     7,308  $     5,937
                            ===========   ===========  ===========  ===========

Net income per share:
    Basic.................. $       .25   $       .21  $       .55  $       .45
                            ===========   ===========  ===========  ===========
    Diluted................ $       .24   $       .21  $       .54  $       .44
                            ===========   ===========  ===========  ===========

Average shares outstanding:
    Basic..................      13,293        13,149       13,249       13,128
                            ===========   ===========  ===========  ===========
    Diluted................      13,734        13,539       13,639       13,472
                            ===========   ===========  ===========  ===========




                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                Common Stock    Additional
                                ------------      Paid-In   Retained
                                Shares  Amount    Capital   Earnings    Total
                                ------  ------  ----------  --------  ---------
                                                 (In thousands)
Balance at January 30, 1999...  13,179  $  132  $   62,543  $ 19,992  $  82,667
   Employee stock purchase
        plan purchases........       6                  80                   80
   Exercise of stock options..     141       1         935                  936
Net income....................                                 7,308      7,308
                                ------  ------  ----------  --------  ---------
Balance at July 31, 1999......  13,326  $  133  $   63,558  $ 27,300  $  90,991
                                ======  ======  ==========  ========  =========




                   See Notes to Condensed Financial Statements


                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                        Twenty-six  Twenty-six
                                                       Weeks Ended  Weeks Ended
                                                          July 31,   August 1,
                                                           1999        1998
                                                       -----------  -----------
                                                              (In thousands)
Cash flows from operating activities:
  Net income.........................................  $     7,308  $     5,937
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization....................        3,866        2,993
    Loss on retirement of assets.....................            6          235
    Deferred income taxes............................           53          246
    Other............................................         (164)        (150)
    Changes in operating assets and liabilities:
      Merchandise inventories........................      (17,247)     (23,182)
      Accounts receivable............................         (140)          60
      Accounts payable and accrued liabilities.......        3,216       18,766
      Other..........................................         (743)        (399)
                                                       -----------  -----------

Net cash (used in) provided by operating activities..       (3,845)       4,506
                                                       -----------  -----------

Cash flows from investing activities:
  Purchases of property and equipment................      (12,129)      (5,422)
  Lease incentives...................................          720          319
  Other..............................................            0           22
                                                       -----------  -----------

Net cash used in investing activities................      (11,409)      (5,081)
                                                       -----------  -----------

Cash flows from financing activities:
  Borrowings under line of credit....................       82,150       63,425
  Payments on line of credit.........................      (66,650)     (62,125)
  Payments on capital lease obligations..............         (481)        (366)
  Proceeds from issuance of stock....................        1,015          620
                                                       -----------  -----------

Net cash provided by financing activities............       16,034        1,554
                                                       -----------  -----------

Net increase in cash and cash equivalents............          780          979
Cash and cash equivalents at beginning of period.....        1,944        1,571
                                                       -----------  -----------

Cash and cash equivalents at end of period...........  $     2,724  $     2,550
                                                       ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during period for interest...............  $       336  $       312
  Cash paid during period for income taxes...........  $     5,133  $     4,020
Supplemental disclosure of noncash investing activities:
  Capital lease obligations incurred.................  $       644  $       474





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

Note 2 - Long-Term Debt

During 1998 and until April 16, 1999, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group. Borrowings were based on eligible inventory and bore interest, at the Company's option, at the agent bank's prime rate or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 2%, depending on the Company's achievement of certain performance criteria. A commitment fee of 0.25% per annum was charged on the unused portion of the first $30 million of the bank group's commitment. The Credit Agreement contained various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations



                      Number of Stores         Store Square Footage  Comparable
               ------------------------------  --------------------     Store
               Beginning               End of     Net        End        Sales
Quarter Ended  of Period Opened Closed Period   Change    of Period   Increase
-------------  --------- ------ ------ ------  --------   ---------  ----------

May 1, 1999       111       3      0     114     40,000   1,314,000     3.4%
July 31, 1999     114      12      0     126    142,000   1,456,000      .6%
Year-to-date      111      15      0     126    182,000   1,456,000     2.0%

May 2, 1998        92       3      0      95     46,000   1,067,000     7.0%
August 1, 1998     95       7      0     102     85,000   1,152,000     2.9%
Year-to-date       92      10      0     102    131,000   1,152,000     4.9%




The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:




                              Thirteen     Thirteen    Twenty-six    Twenty-six
                             Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                               July 31,     August 1,    July 31,    August 1,
                                1999          1998        1999         1998
                             -----------  -----------  -----------  -----------

Net sales..................        100.0%       100.0%       100.0%       100.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)..........         69.8         69.8         69.0         69.2
                             -----------  -----------  -----------  -----------

Gross profit...............         30.2         30.2         31.0         30.8
Selling, general and
   administrative expenses.         23.4         23.1         23.2         23.2
                             -----------  -----------  -----------  -----------

Operating income...........          6.8          7.1          7.8          7.6
Interest expense...........           .3           .2           .2           .2
                             -----------  -----------  -----------  -----------

Income before income taxes.          6.5          6.9          7.6          7.4
Income taxes...............          2.6          2.8          3.1          3.0
                             -----------  -----------  -----------  -----------

Net income.................          3.9%         4.1%         4.5%         4.4%
                             ===========  ===========  ===========  ===========




Net Sales

Net sales increased $15.1 million to $83.2 million in the second quarter of 1999, a 22.2% increase over net sales of $68.1 million in the comparable prior year period. The increase was attributable to a 0.6% comparable store sales increase and the sales generated by the thirty-two new stores opened since April 1998, partially offset by the reduction in sales for the one store closed in 1998. Average footwear unit prices in comparable stores increased 3.0% while footwear unit sales decreased 2.1%. Sales of private label and non-name brand footwear constituted 12.9% of total footwear sales in the second quarter of 1999 as compared with 14.9% in the prior year quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales increased $27.5 million to $161.3 million in the first half of 1999, a 20.6% increase over net sales of $133.8 million in the comparable prior year period. The increase was attributable to a 2.0% comparable store sales increase and the sales generated by the thirty-five new stores opened in 1998 and 1999, partially offset by the reduction in sales for the one store closed in 1998. Average footwear unit prices and footwear unit sales in comparable stores increased 1.9% and 0.4%, respectively. Sales of private label and non-name brand footwear constituted 12.8% of total footwear sales in the first half of 1999 as compared with 14.8% in the prior year.

Gross Profit

Gross profit increased $4.5 million to $25.1 million in the second quarter of 1999, a 22.1% increase over gross profit of $20.6 million in the comparable prior year period. The Company's gross profit margin was consistent with the prior year at 30.2%. As a percentage of sales, a 0.2% increase in the merchandise gross profit margin was offset by a 0.2% increase in buying, distribution and occupancy costs.

Gross profit increased $8.7 million to $50.0 million in the first half of 1999, a 21.2% increase over gross profit of $41.2 million in the comparable prior year period. The Company's gross profit margin increased to 31.0% from 30.8%. As a percentage of sales, a 0.3% increase in the merchandise gross profit margin was partially offset by 0.1% increase in buying, distribution and occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million to $19.5 million in the second quarter of 1999 from $15.7 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.3% primarily due to higher advertising costs. Total pre-opening costs in the second quarter of 1999 were $727,000 or 0.9% of sales, as compared to $576,000 or 0.8% of sales, for the second quarter of 1998. Pre-opening expenses incurred were primarily for the stores opened in that quarter. Twelve stores were opened in the second quarter of 1999 and seven stores were opened in the second quarter of 1998.

Selling, general and administrative expenses increased $6.4 million to $37.4 million in the first half of 1999 from $31 million in the comparable prior year period. As a percentage of sales, these expenses were unchanged from the prior year at 23.2%. Total pre-opening costs in the first half of 1999 were $994,000 or 0.6% of sales, as compared to $821,000 or .6% of sales, in the first half of 1998. Fifteen stores were opened in the first half of 1999 and ten stores were opened in the first half of 1998.

Interest Expense

The increase in net interest expense in the second quarter and the first six months of 1999 as compared with the second quarter and the first six months of 1998 resulted from increased borrowings.

Income Taxes

The effective income tax rate of 40% in the second quarter and the first six months of 1999 and 1998 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $3.8 million during the first half of 1999. The decrease resulted primarily from seasonal increases in inventories and the additional inventories for the 15 stores opened in the first half of 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $11.1 million in the first half of 1999.

Working capital increased to $63.4 million at July 31, 1999 from $47.7 million at January 30, 1999 and the current ratio was 2.8 to 1 at July 31, 1999 as compared with 2.5 to 1 at January 30, 1999. Long-term debt as a percentage of total capital was 15.8% at July 31, 1999, compared to 1.6% at January 30, 1999. The increase in working capital and long term debt as a percent of total capital was primarily due to seasonal fluctuations and the store expansion program.

Capital expenditures net of lease incentives were $12.1 million in the first half of 1999 (including $644,000 of capital lease assets). Of these expenditures, approximately $5.3 million was incurred for new stores and $4.6 was incurred for the expansion of the existing distribution center. The remaining capital expenditures in the first half of 1999 were primarily for remodeling of certain stores, enhancements to computer systems and various store improvements.

The Company intends to open approximately 28 stores in 1999, including the 15 stores opened in the first half. Three stores were opened in the first quarter and 12 in the second quarter of 1999. The remaining 13 stores for 1999 will be opened primarily in the third quarter. Ten stores were opened in the first half of 1998.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion. The Company's current prototype utilizes between 12,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store are expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $70,000 per store.

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at July 31, 1999 were $15.5 million and $5.8 million, respectively. On April 16, 1999, the credit agreement was amended to increase the facility by $10 million to allow for up to $45 million in cash advances and commercial letters of credit.
The maturity date was also extended to March 31, 2001.

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

Management initiated a company wide program in 1998 to address the Year 2000 issue. The phases of the program include (1) creating awareness of the issues through education and training; (2) assessing the extent of the problem and determining resource requirements; (3) renovation of the systems by modifying, upgrading or replacing affected systems; (4) validation of the renovations through testing and implementation; and (5) contingency planning. The Company has completed the awareness, assessment and renovation phases and is 72% complete on the testing phase. The testing phase is ongoing as hardware or system software is modified, upgraded or replaced but is expected to be completed by the third quarter of 1999. Revisions to existing business interruption contingency plans to address specific issues related to the Year 2000 problem will also be completed in the third quarter of 1999.

The Company estimates the total cost of the two year Year 2000 project to be approximately $230,000, of which approximately $142,000 was incurred and expensed in 1998 and $43,000 was incurred and expensed in the first half of 1999. Allocating existing resources rather than incurring incremental costs should fund the majority of the estimated Year 2000 compliance costs.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 4   Submission of Matters to Vote of Security Holders

         The annual meeting of the common shareholders of the Company was held June 15, 1999.

         Election of Directors

         J. Wayne Weaver and Gerald W. Schoor were each elected at the annual meeting to serve as a Director of the Company for a three year term. Messrs. Weaver and Schoor received 9,934,128 and 9,934,153 votes, respectively, in favor of their election. No votes were cast against the election of either nominee.

         Other Matters Voted Upon at the Meeting

         Deloitte & Touche LLP was appointed as auditor for the Company for 1999. 9,942,028 votes were cast in favor, 2,433 votes were cast against and 8,362 abstentions were recorded with respect to such appointment.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (27)    Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: September 13,  1999                                  SHOE CARNIVAL, INC.
                                                              (Registrant)



                                                    By:  /s/ W. Kerry Jackson
                                                         W. Kerry Jackson
                                                         Vice President and
                                                         Chief Financial Officer