Form 10-Q
period 1999-10-30
SHOE CARNIVAL INC
filed 1999-12-14
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended   October 30, 1999

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF  1934

For the transition period from           to

Commission File Number:      0-21360

                               Shoe Carnival, Inc.
             (Exact name of registrant as specified in its charter)

        Indiana                                         35-1736614
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

8233 Baumgart Road, Evansville, Indiana                   47725
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

Common Stock, $.01 par value, 13,339,725 shares outstanding as of December 1, 1999.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
          Condensed Balance Sheets ...................................        3
          Condensed Statements of Income..............................        4
          Condensed Statement of Shareholders' Equity.................        5
          Condensed Statements of Cash Flows..........................        6
          Notes to Condensed Financial Statements.....................        7

         Item 2 - Management's Discussion and Analysis................     8-12

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk. 12

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K....................       13


         Signature....................................................       14




                               SHOE CARNIVAL, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                            October 30, January 30, October 31,
                                                1999       1999        1998
                                            ----------- ----------- -----------
                                                      (In thousands)

                                     ASSETS
Current Assets:
   Cash and cash equivalents............... $     2,582 $     1,944 $     2,036
   Accounts receivable.....................       1,159         567         710
   Merchandise inventories.................     101,983      75,390      79,522
   Deferred income tax benefit.............         546         782         797
   Other...................................       1,287       1,222         995
                                            ----------- ----------- -----------
Total Current Assets.......................     107,557      79,905      84,060
Property and equipment-net.................      52,628      40,856      37,806
                                            ----------- ----------- -----------
Total Assets............................... $   160,185 $   120,761 $   121,866
                                            =========== =========== ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable........................ $    31,121 $    25,698 $    19,881
   Accrued and other liabilities...........       7,650       5,757       6,544
   Current portion of long-term debt.......         715         782         863
                                            ----------- ----------- -----------
Total Current Liabilities..................      39,486      32,237      27,288
Long-term debt.............................      20,003       1,361       8,843
Deferred lease incentives..................       3,148       2,424       1,926
Deferred income taxes......................       2,245       2,072       1,991
                                            ----------- ----------- -----------
Total Liabilities..........................      64,882      38,094      40,048
                                            ----------- ----------- -----------

Shareholders' Equity:
   Common stock, $.01 par value,
    50,000  shares  authorized,   13,338,
    13,179,  13,173  shares  issued  and
    outstanding at October 30, 1999,
    January 30, 1999 and October 31, 1998..         133         132         132
   Additional paid-in capital..............      63,637      62,543      62,364
   Retained earnings.......................      31,533      19,992      19,322
                                            ----------- ----------- -----------
Total Shareholders' Equity.................      95,303      82,667      81,818
                                            ----------- ----------- -----------
Total Liabilities and Shareholders' Equity. $   160,185 $   120,761 $   121,866
                                            =========== =========== ===========



                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                              Thirteen     Thirteen    Thirty-nine  Thirty-nine
                             Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                             October 30,  October 31,  October 30,  October 31,
                                1999         1998         1999         1998
                             -----------  -----------  -----------  -----------
                                     (In thousands, except per share data)

Net sales................... $    94,223  $    76,442  $   255,540  $   210,240
Cost of sales (including
  buying, distribution and
  occupancy costs).........       64,768       52,225      176,133      144,799
                             -----------  -----------  -----------  -----------

Gross profit...............       29,455       24,217       79,407       65,441
Selling, general and
  administrative expenses..       22,164       18,078       59,596       49,127
                             -----------  -----------  -----------  -----------

Operating income...........        7,291        6,139       19,811       16,314
Interest expense, net......          237          106          577          386
                             -----------  -----------  -----------  -----------

Income before income taxes.        7,054        6,033       19,234       15,928
Income taxes...............        2,821        2,413        7,693        6,371
                             -----------  -----------  -----------  -----------

Net income.................  $     4,233  $     3,620  $    11,541  $     9,557
                             ===========  ===========  ===========  ===========

Net income per share:
    Basic..................  $       .32  $       .27  $       .87  $       .73
                             ===========  ===========  ===========  ===========
    Diluted................  $       .31  $       .27  $       .85  $       .71
                             ===========  ===========  ===========  ===========

Average shares outstanding:
    Basic..................       13,333       13,170       13,277       13,142
                             ===========  ===========  ===========  ===========
    Diluted................       13,564       13,380       13,619       13,432
                             ===========  ===========  ===========  ===========




                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                                 Common Stock     Additional
                               -----------------    Paid-In  Retained
                                Shares   Amount     Capital  Earnings   Total
                               -------  --------  ---------- -------- ---------
                                                  (In thousands)

Balance at January 30, 1999...  13,179  $    132  $  62,543  $ 19,992 $  82,667
   Employee stock purchase
        plan purchases........      10                  109                 109
   Exercise of stock options..     149         1        985                 986
Net income....................                                 11,541    11,541
                               -------  --------  ---------  -------- ---------
Balance at October 30, 1999...  13,338  $    133  $  63,637  $ 31,533 $  95,303
                               =======  ========  =========  ======== =========




                   See Notes to Condensed Financial Statements



                               SHOE CARNIVAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                       Thirty-nine  Thirty-nine
                                                       Weeks Ended  Weeks Ended
                                                       October 30,  October 31,
                                                          1999         1998
                                                       -----------  -----------
                                                             (In thousands)
Cash flows from operating activities:
   Net income........................................  $    11,541  $     9,557
   Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
     Depreciation and amortization...................        6,083        4,647
     Loss on retirement of assets....................            6          342
     Deferred income taxes...........................          410          318
     Other  .........................................         (259)        (218)
     Changes in operating assets and liabilities:
       Merchandise inventories.......................      (26,594)     (19,431)
       Accounts receivable...........................         (593)          71
       Accounts payable and accrued liabilities......        7,316       11,771
       Other.........................................          (64)        (162)
                                                       -----------  -----------

Net cash (used in) provided by operating activities..       (2,154)       6,895
                                                       -----------  -----------

Cash flows from investing activities:
   Purchases of property and equipment...............      (17,068)      (9,202)
   Lease incentives..................................          983          835
   Other.............................................            0           25
                                                       -----------  -----------

Net cash used in investing activities................      (16,085)      (8,342)
                                                       -----------  -----------

Cash flows from financing activities:
   Borrowings under line of credit...................      120,175       88,050
   Payments on line of credit........................     (101,675)     (86,250)
   Payments on capital lease obligations.............         (717)        (540)
   Proceeds from issuance of stock...................        1,094          652
                                                       -----------  -----------

Net cash provided by financing activities............       18,877        1,912
                                                       -----------  -----------

Net increase in cash and cash equivalents............          638          465
Cash and cash equivalents at beginning of period.....        1,944        1,571
                                                       -----------  -----------

Cash and cash equivalents at end of period...........  $     2,582  $     2,036
                                                       ===========  ===========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest..............  $       537  $       420
   Cash paid during period for income taxes..........  $     6,203  $     5,434
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred................  $       791  $     2,099



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                         Number of Stores        Store Square Footage Comparable
                -------------------------------  --------------------    Store
                Beginning                End of     Net       End        Sales
Quarter Ended   Of Period  Opened Closed Period   Change   of Period   Increase
-------------   ---------  ------ ------ ------   -------  ---------  ----------
May 1, 1999         111       3     0      114     40,000  1,314,000       3.4%
July 31, 1999       114      12     0      126    142,000  1,456,000        .6%
October 30, 1999    126      10     0      136    108,000  1,564,000       2.0%
Year-to-date        111      25     0      136    290,000  1,564,000       2.1%

May 2, 1998          92       3     0       95     46,000  1,067,000       7.0%
August 1, 1998       95       7     0      102     85,000  1,152,000       2.9%
October 31, 1998    102       8     0      110    101,000  1,253,000       2.2%
Year-to-date         92      18     0      110    232,000  1,253,000       3.9%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                             Thirteen      Thirteen    Thirty-nine  Thirty-nine
                            Weeks Ended   Weeks Ended  Weeks Ended  Weeks Ended
                            October 30,   October 31,  October 30,  October 31,
                               1999          1998         1999         1998
                            -----------   -----------  -----------  -----------
Net sales..................       100.0%        100.0%       100.0%       100.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)..........        68.7          68.3         68.9         68.9
                            -----------   -----------  -----------  -----------

Gross profit...............        31.3          31.7         31.1         31.1
Selling, general and
   administrative expenses.        23.5          23.7         23.3         23.4
                            -----------   -----------  -----------  -----------

Operating income...........         7.8           8.0          7.8          7.7
Interest expense...........          .3            .1           .3           .2
                            -----------   -----------  -----------  -----------

Income before income taxes.         7.5           7.9          7.5          7.5
Income taxes...............         3.0           3.2          3.0          3.0
                            -----------   -----------  -----------  -----------

Net income.................         4.5%          4.7%         4.5%         4.5%
                            ===========   ===========  ===========  ===========

Net Sales

Net sales increased $17.8 million to $94.2 million in the third quarter of 1999, a 23.3% increase over net sales of $76.4 million in the comparable prior year period. The increase was attributable to a 2.0% comparable store sales increase and the sales generated by the 40 new stores opened since July 1998, partially offset by the reduction in sales for the one store closed in 1998. Average footwear unit prices and footwear unit sales in comparable stores increased 0.6% and 1.6%, respectively. Sales of private label and non-name brand footwear constituted 10.3% of total footwear sales in the third quarter of 1999 as compared with 11.5% in the prior year quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales increased $45.3 million to $255.5 million in the first nine months of 1999, a 21.5% increase over net sales of $210.2 million in the comparable prior year period. The increase was attributable to a 2.1% comparable store sales increase and the sales generated by the 45 new stores opened in 1998 and 1999, partially offset by the reduction in sales for the one store closed in 1998. Average footwear unit prices and footwear unit sales in comparable stores increased 0.4% and 1.8%, respectively. Sales of private label and non-name brand footwear constituted 11.8% of total footwear sales in the first nine months of 1999 as compared with 13.6% in the prior year.

Gross Profit

Gross profit increased $5.2 million to $29.5 million in the third quarter of 1999, a 21.6% increase over gross profit of $24.2 million in the comparable prior year period. The Company's gross profit margin decreased to 31.3% from 31.7%. As a percentage of sales, the merchandise gross profit margin increased 0.2% and buying, distribution and occupancy costs increased 0.6%. Distribution costs as a percent of sales were higher due to costs related to a major expansion of the existing distribution center and higher receipts of merchandise during the quarter as compared with the prior year quarter.

Gross profit increased $14.0 million to $79.4 million in the first nine months of 1999, a 21.3% increase over gross profit of $65.4 million in the comparable prior year period. The Company's gross profit margin was consistent with the prior year at 31.1%. As a percentage of sales, the merchandise gross profit margin increased 0.2% and buying, distribution and occupancy costs increased 0.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.1 million to $22.2 million in the third quarter of 1999 from $18.1 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.2%. Total pre-opening costs for the ten stores opened in the third quarter of 1999 were $777,000 or 0.8% of sales, as compared to $641,000 or 0.8% of sales, for the eight stores opened in the third quarter of 1998.

Selling, general and administrative expenses increased $10.5 million to $59.6 million in the first nine months of 1999 from $49.1 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.1%. Total pre-opening costs for the 25 stores opened in the first nine months of 1999 was $1.8 million or 0.7% of sales, as compared to $1.5 million or 0.7% of sales, for the 18 stores opened in the first nine months of 1998.

Interest Expense

The increase in net interest expense in the third quarter and the first nine months of 1999 as compared with the third quarter and the first nine months of 1998 resulted from increased borrowings.

Income Taxes

The effective income tax rate of 40.0% for the third quarter and the first nine months of 1999 and 1998 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $2.2 million during the first nine months of 1999. The decrease resulted from seasonal increases in merchandise inventories and the additional merchandise inventories for the 25 stores opened in 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $17.8 million in the first nine months of 1999.

Working capital increased to $68.1 million at October 30, 1999 from $47.7 million at January 30, 1999 and the current ratio was 2.7 to 1 at October 30, 1999 as compared with 2.5 to 1 at January 30, 1999. Long-term debt as a percentage of total capital was 17.3% at October 30, 1999, compared to 1.6% at January 30, 1999. The increase in working capital and long term debt as a percent of total capital was primarily due to seasonal fluctuations and the store expansion program.

Capital expenditures net of lease incentives were $16.9 million in the first nine months of 1999 (including $791,000 of capital lease assets). Of these expenditures, approximately $8.5 million was incurred for new stores and $5.0 million was incurred for the expansion of the existing distribution center. The remaining capital expenditures in the first nine months of 1999 were primarily for remodeling of certain stores, enhancements to computer systems and various store improvements.

The Company has opened 28 stores in 1999, including three stores opened early in the fourth quarter. Three stores were opened in the first quarter, twelve in the second quarter, ten in the third quarter and three in the fourth quarter. Twenty stores were opened in 1998. Three stores were opened in the first quarter, seven in the second quarter, eight in the third quarter and two in the fourth quarter. In 2000, the Company anticipates opening between 30 and 35 stores.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion. The Company's current prototype utilizes between 12,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store are expected to average approximately $350,000, including point-of-sale equipment, which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $550,000 to $850,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $70,000 per store.

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at October 30, 1999 were $18.5 million and $4.1 million, respectively. On April 16, 1999, the credit agreement was amended to increase the facility by $10 million to allow for up to $45 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2001.

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

Management initiated a company-wide program in 1998 to address the Year 2000 issue. The phases of the program include (1) creating awareness of the issues through education and training; (2) assessing the extent of the problem and determining resource requirements; (3) renovation of the systems by modifying, upgrading or replacing affected systems; (4) validation of the renovations through testing and implementation; and (5) contingency planning. As of December 10, 1999 the Company has completed all phases of the Year 2000 project. Contingency plans will continue to be developed and updated as additional information concerning Year 2000 issues become known.

The Company believes that its greatest potential Year 2000 risk would be that its major suppliers of footwear and other services are not fully Year 2000 compliant. Specifically, that suppliers of footwear will not be able to meet scheduled deliveries, suppliers of transportation services will experience disruptions and utilities that supply electricity and natural gas will incur outages. Formal inquiries have been made by the Company of its major suppliers and other third-party entities with which it has business relations to obtain assurances of their Year 2000 compliance. Based on those inquiries, the Company believes that its major suppliers and other service providers are substantially Year 2000 compliant. The Company has developed contingency plans as considered necessary in the event that a significant Year 2000 issue is incurred by a major supplier or service provider. However, there can be no assurance that the systems of other companies on which the Company relies upon will be corrected in a timely manner, or that any such failure would not have a material adverse effect on the Company.

The Company estimates the total cost of the two year Year 2000 project to be approximately $230,000, of which approximately $142,000 was incurred and expensed in 1998 and $51,000 was incurred and expensed in the first nine months of 1999. Allocating existing resources rather than incurring incremental costs have funded the majority of the estimated Year 2000 compliance costs.

The Company does not anticipate the costs of the Year 2000 project will have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. The anticipated impact, estimates and risks are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that the estimates will be achieved and actual results could differ materially from those planned.

Seasonality

The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to opening a new store are charged to expense as incurred. Therefore, the Company's results of operations may be adversely affected in any quarter in which the Company incurs pre-opening expenses related to the opening of new stores.

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





Item 3.   Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates.

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27)    Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended October 30, 1999.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  December 13, 1999                                   SHOE CARNIVAL, INC.
                                                              (Registrant)



                                                 By:    /s/ W. Kerry Jackson
                                                        W. Kerry Jackson
                                                        Vice President and
                                                        Chief Financial Officer