Form 10-K405
period 2000-01-29
SHOE CARNIVAL INC
filed 2000-04-28
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:        January 29, 2000

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


            8233 Baumgart Road
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at March 29, 2000 was approximately $67,914,797 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 14, 2000 was 12,948,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 8, 2000 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                January 29, 2000

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

Business Strategy

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 52 week period ended January 29, 2000 ("fiscal 1999"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year were approximately 11,500 square feet, $2.7 million and $238, respectively, each substantially above the industry averages.

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

     Broad Merchandise Assortment. The Company's merchandising strategy is to provide superior value to its customers by offering a broad selection of competitively priced name brand and private label merchandise. The average store carries over 27,700 pairs of shoes in four general categories -- men's, women's, children's and athletics. The Company buys dress, casual and athletic shoes as well as boots and sandals from a wide variety of vendors. In addition to footwear, Shoe Carnival stores also carry selected accessory items complimentary to the sale of footwear.

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

The Company plans to open 30 to 35 stores in 2000. Thereafter, the Company intends to expand at a rate of approximately 20% to 25% per year. During fiscal 2000, new stores are expected to be located primarily in the North Central, Midwest, Midsouth and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach, the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

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

Children's. Children's footwear is segmented into dress shoes, casual shoes, boots, athletic shoes, sandals and infant shoes, again offering a complete selection of footwear for the child. Approximately 71% of the children's business is done in the athletic shoe category.

Athletics. The men's and women's athletic business is divided into a number of buying groups representing a complete assortment of athletic footwear. The Company carries court shoes, fitness and aerobic shoes, leisure shoes, walking shoes, running shoes and many specialty shoes such as cleats and soccer shoes.

The table below sets forth the Company's percentage of sales by product category for fiscal 1999, 1998 and 1997.

                                            1999        1998        1997
                                           ------      ------      ------
Women's                                     27.9%       27.4%       27.2%
Men's                                       17.4        17.5        16.9
Children's                                  15.6        16.2        16.4
Athletic                                    34.4        34.2        34.6
Accessories and Miscellaneous Items          4.7         4.7         4.9
                                           ------      ------      ------
                                           100.0%      100.0%      100.0%
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

Store Operations

Management of store operations is the responsibility of the Company's Senior Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store managers. The Company's store management structure is flat relative to most other retailers. This permits the Company to reduce management expense by eliminating the district manager position and delegating more responsibility to store managers. Currently there are two divisions designated as the North and South Divisions. The divisional managers are currently responsible for eight and nine regions, but ultimately are expected to manage between ten and fifteen regions. Each regional manager is responsible for the operation of between six and thirteen stores and is required to visit each store periodically, concentrating more heavily on under-performing stores. Regional managers collectively meet with their respective divisional manager on a monthly basis, except during peak sales periods, and quarterly with the Senior Vice President - Store Operations and other members of senior management to discuss Company strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a store manager and one to four assistant managers, depending on the sales volume of the store. The sales staff ranges from 2 to 63 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for virtually all employees. Regional and store manager incentive plans are based primarily upon the sales and profitability of their respective stores as compared to defined goals. Assistant store managers and other store employees earn incentive compensation based on the store exceeding inventory shrinkage goals.

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

The Company maintains inventory shrinkage rates (.4% of sales in fiscal 1999) substantially below the retail industry average. Management attributes this success to an in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store employees to the achievement of targeted shrinkage levels raises employee awareness of loss prevention.

Store Location and Design

The number of stores opened and closed for fiscal years 1999, 1998 and 1997 are as follows:

   Fiscal Year                              1999        1998        1997
                                           ------      ------      ------
   Stores open at beginning of year          111          92          93
   Opened during year                         28          20           4
   Closed during year                          1           1           5
                                           ------      ------      ------
   Stores open at end of year                138         111          92
                                           ======      ======      ======

At January 29, 2000, the Company had 138 stores located in 20 states, primarily in the Midwest, South and Southeastern regions of the United States. Although five stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

All of the Company's stores are leased rather than owned. Management believes that the flexibility afforded by leasing allows the Company to avoid the inherent risk of owning real estate, particularly with respect to under-performing stores. In a particular market, potential store site selection criteria include, among other factors, market demographics, traffic counts, the retail mix of a potential retail strip center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.

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

As of January 29, 2000, the Company's stores averaged approximately 11,500 square feet, ranging in size from 6,600 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. Currently, the new store prototype calls for between 12,000 and 15,000 square feet but stores in the 8,000 square foot range will be considered. The size of the stores is dependent upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average approximately $80,000 per store.

Distribution

The Company operates a single distribution facility in Evansville, Indiana. A 92,000 square foot addition to the distribution center which began in the Fall of 1998, was completed in 1999 at a total cost of $7.6 million. The expansion doubled the size of the distribution center to 200,000 square feet and installed state-of-the-art material handling, picking, sorting equipment and software. The enhanced facility should result in operating efficiencies in the near future and increase the Company's distribution capacity to at least 400 stores.

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

Management Information Systems

The Company has devoted significant resources to expand its sophisticated information technology systems. The corporate computer network connects every store, providing up-to-date sales and inventory information as required. Each store has an independent point-of-sale controller, with two to 12 point-of-sale terminals per store. To provide maximum flexibility and maintain data integrity, the Company's information systems are based upon relational database technology. The Company's distribution facility utilizes a spread spectrum radio frequency network to assure accurate, real-time information throughout the distribution operation. Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width. Additional data analysis can be quickly provided on demand by using either a fourth generation language programming tool or personal computer tools that access the Company's database.

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

Employees

At January 29, 2000, the Company had approximately 2,700 employees, of which approximately 1,360 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1999 fiscal year.

Executive Officers of the Company

     Name               Age               Position
------------------      ---      -----------------------------------------------
J. Wayne Weaver          65      Chairman of the Board and Director

Mark L. Lemond           45      President, Chief Executive Officer and Director

Timothy T. Baker         43      Senior Vice President - Store Operations

Clifton E. Sifford       46      Senior Vice President - General Merchandise
                                 Manager

W. Kerry Jackson         38      Vice President - Chief Financial Officer and
                                 Treasurer

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

Mr. Sifford has been employed by the Company as Senior Vice President - General Merchandise Manager since April 13, 1997. Prior to joining the Company, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 1999 and 1998 are as follows:

                                      High                Low
                                    -------             -------
Fiscal Year 1999
First Quarter                       $ 15.50             $  8.88
Second Quarter                        17.13               13.00
Third Quarter                         13.31                8.50
Fourth Quarter                        10.69                7.13

Fiscal Year 1998
First Quarter                       $ 12.75             $  8.13
Second Quarter                        15.00               10.06
Third Quarter                         11.06                6.50
Fourth Quarter                        11.31                8.50



As of April 14, 2000, there were approximately 266 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

No unregistered equity securities were sold by the Company during fiscal 1999.

ITEM 6.  SELECTED FINANCIAL DATA


(In thousands, except share and operating data)

Fiscal years (1)                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
Income Statement Data:
 Net sales                     $339,929  $280,157  $246,520  $233,945  $228,263
 Cost of sales (including
   buying,distribution and
   occupancy costs)             238,097   196,141   173,953   168,814   176,019
                               --------  --------  --------  --------  --------
 Gross profit                   101,832    84,016    72,567    65,131    52,244
 Selling, general and
   administrative expenses       80,888    66,464    59,438    57,405    58,946
 Restructuring (credit) charge                                   (474)    3,282
                               --------  --------  --------  --------  --------
 Operating income (loss)         20,944    17,552    13,129     8,200    (9,984)
 Interest expense                 1,010       507       912     1,242     1,626
                               --------  --------  --------  --------  --------
Income (loss) before income      19,934    17,045    12,217     6,958   (11,610)
  taxes
Income tax expense (benefit)      7,973     6,818     4,826     2,818    (4,420)
                               --------  --------  --------  --------  --------
Net income (loss)              $ 11,961  $ 10,227  $  7,391  $  4,140  $ (7,190)
                               ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic (2)                   $    .90  $    .78  $    .57  $    .32  $   (.55)
  Diluted (2)                 $    .88  $    .76  $    .56  $    .32  $   (.55)

Average shares outstanding:
  Basic                         13,284    13,150    13,049    13,023    13,019
  Diluted                       13,578    13,429    13,238    13,029    13,031
-------------------------------------------------------------------------------
Selected Operating Data (3):
 Stores open at end of period       138       111        92        93        95
 Square footage of store space
   at year end (000's)            1,590     1,274     1,021     1,026     1,024
 Average sales per store (000's)$ 2,744  $  2,791  $  2,720  $  2,543  $  2,497
 Average sales per square foot  $   238  $    250  $    245  $    233  $    230
 Comparable store sales            1.4%      3.6%      6.1%     (1.1%)   (10.0%)
-------------------------------------------------------------------------------
Balance Sheet Data:
 Working capital               $ 68,346  $ 47,668  $ 48,889  $ 45,090  $ 50,206
 Total assets                   162,853   120,761    96,201    93,926   102,265
 Long-term debt and other
   indebtedness                  22,338     1,361     6,133     9,621    18,922
 Total shareholders' equity      93,345    82,667    71,609    63,772    59,571
-------------------------------------------------------------------------------

(1) On February 9, 1995, the Company's Board of Directors approved a change in the fiscal year to a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 1999, 1998, 1997, 1996, and 1995 relate respectively to the fiscal years ended January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997, and February 3, 1996. Fiscal year 1995 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)   Per share data has been restated for the adoption of SFAS 128.


(3) Selected Operating Data has been adjusted to a comparable 52 week basis for 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1999, 1998 and 1997 relate respectively to the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998. Each of the years presented consist of 52 weeks. The Company's fiscal year ending February 3, 2001 will consist of 53 weeks.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:

                                            1999        1998        1997
                                           ------      ------      ------

Net sales                                  100.0%      100.0%      100.0%
Cost of sales (including buying,
  distribution and occupancy costs)         70.0        70.0        70.6
                                           ------      ------      ------
Gross profit                                30.0        30.0        29.4
Selling, general and
  administrative expenses                   23.8        23.7        24.1
                                           ------      ------      ------
Operating income                             6.2         6.3         5.3
Interest expense                             0.3         0.2         0.3
                                           ------      ------      ------
Income before income taxes                   5.9         6.1         5.0
Income tax expense                           2.4         2.4         2.0
                                           ------      ------      ------
Net income                                   3.5%        3.7%        3.0%
                                           ======      ======      ======

1999 Compared to 1998

Net Sales

Net sales increased $59.8 million to $339.9 million in 1999, a 21.3% increase over net sales of $280.2 million in 1998. The increase was attributable to the sales generated by the 27 new stores in 1999 (net of one store closed), the effect of a full year's worth of sales for the 19 new stores in 1998 (net of one store closed) and a comparable store sales increase of 1.4%. Increases in comparable store sales were realized in all major footwear categories with the exception of the children's category. Average sales per square foot in stores open the full year decreased to $238 in 1999 from $250 in 1998 due to the lower sales productivity of stores opened in 1998. Average footwear unit prices in comparable stores increased 1.8% for the year while footwear unit sales decreased 0.3%.

Gross Profit

Gross profit increased $17.8 million to $101.8 million in 1999, a 21.2% increase from gross profit of $84.0 million in 1998. The Company's gross profit margin remained steady at 30.0% for the two years. As a percentage of sales, an increase in the merchandise gross profit margin of 0.3% was offset by an increase of 0.3% in buying, distribution and occupancy costs. The increase in the buying, distribution and occupancy costs was largely the result of higher distribution costs associated with inefficiencies experienced during the expansion of the Company's distribution center. (See discussion of capital asset acquisitions under "Liquidity and Capital Resources".)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.4 million to $80.9 million in 1999 from $66.5 million in 1998. As a percentage of sales, these expenses increased 0.1% in 1999 primarily as a result of the higher advertising costs. The Company's policy is to expense all non-capital pre-opening expenditures as they are incurred. The aggregate of pre-opening expenses for the 28 new stores in 1999 was approximately $2.1 million, or 0.6% of sales, and $1.7 million, or 0.6% of sales for the 20 new stores in 1998.

Interest Expense

Net interest expense of $1.01 million in 1999 resulted from interest expense of $1.04 million and interest income of $32,000. Net interest expense of $507,000 in 1998 resulted from interest expense of $553,000 and interest income of $46,000. The increase in interest expense was attributable to higher average debt balances in 1999. The weighted average interest rate on total debt was 7.3% in 1999 and 8.5% in 1998.

Income Taxes

The effective income tax rate for 1999 and 1998 was 40%. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

1998 Compared to 1997

Net Sales

Net sales increased $33.6 million to $280.2 million in 1998, a 13.6% increase over net sales of $246.5 million in 1997. The increase was attributable to the opening of 20 stores in 1998, the effect of a full year's worth of sales for the four stores in 1997 and a comparable store sales increase of 3.6%. Increases in comparable store sales were realized in all major footwear categories with the exception of the women's category which was even for the year. Average sales per square foot in stores open the full year increased to $250 in 1998 from $245 in 1997.

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

Income Taxes

The increase in the effective income tax rate for 1998 to 40.0%, as compared to 39.5% in 1997, was primarily due to an increase in the statutory rate resulting from higher taxable income. The effective income tax rate in 1998 differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.



Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                      1999       1998       1997
                                                --------   --------   --------
Net income plus depreciation and amortization   $ 20,339   $ 16,795   $ 13,145
Deferred income taxes                              1,131        414        219
Working capital (increases) decreases            (20,787)     1,326     (3,149)
Other operating activities                          (328)        80        400
                                                --------   --------   --------
Net cash provided by operating activities            355     18,615     10,615
Net cash used in investing activities            (19,441)   (12,487)    (7,469)
Net cash provided by (used in) financing
  activities                                      18,817     (5,755)    (3,200)
                                                --------   --------   --------
Net (decrease) increase in cash and cash
  equivalents                                       (269)       373        (54)
Cash and cash equivalents at beginning of year     1,944      1,571      1,625
                                                --------   --------   --------
Cash and cash equivalents at end of year        $  1,675   $  1,944   $  1,571
                                                ========   ========   ========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $355,000, $18.6 million and $10.6 million in 1999, 1998 and 1997, respectively. Excluding changes in operating assets and liabilities, $21.1 million, $17.3 million and $13.8 million was provided by operating activities in 1999, 1998 and 1997, respectively. Merchandise inventories increased $29.3 million to $104.7 million at January 29, 2000 compared with $75.4 million at January 30, 1999. The increase in merchandise inventories resulted primarily from the 27 additional stores operated at January 29, 2000, and the early receipt of approximately $8 million of spring merchandise in order to take advantage of any early warm weather and to help mitigate any potential vendor Year 2000 issues.

Working capital was $68.3 million at January 29, 2000 and $47.7 million at January 30, 1999. The current ratio at January 29, 2000 was 2.7 as compared to
2.5 at January 30, 1999. The increase from the prior year was primarily a result of an increase in merchandise inventories due to higher receipts of spring merchandise in January 2000 as compared to the prior year. As a result of outstanding borrowings of $21.0 million under the revolving line of credit, long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) increased to 19.3% at January 29, 2000 as compared to 1.6% at January 30, 1999.

Capital expenditures, net of lease incentives, were $20.3 million in 1999, $14.6 million in 1998 and $7.5 million in 1997. These amounts include $808,000 and $1.9 million of capital lease obligations incurred in 1999 and 1998, respectively. No capital lease obligations were incurred in 1997. Of the 1999 expenditures, $10.0 million was incurred for new stores and $5.3 million was incurred for the expansion of the existing distribution center. The remaining capital expenditures in 1999 were primarily for various store improvements, remodels and enhancements to computer systems.

An expansion of the Company's distribution center, which began in the Fall of 1998, was completed in 1999 at a total cost of $7.6 million, of which $5.3 million was spent during 1999. The expansion doubled the size of the distribution center to 200,000 square feet and installed state-of-the-art material handling, picking and sorting equipment and software. The enhanced facility should result in operating efficiencies in the near future and increase the Company's distribution capacity to at least 400 stores.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $16 million to $18 million in fiscal 2000. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In fiscal 2000, the Company intends to open 30 to 35 stores at an expected aggregate cost of between $11 million and $13 million. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements along with a continued investment in technology.

The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store is expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $80,000 per store. On a per-store basis, for the 28 stores opened during 1999, the initial inventory investment averaged $632,000, capital expenditures averaged $330,000 and pre-opening expenses averaged $76,000.

On January 7, 2000, the Company's Board of Directors authorized a share repurchase program that will allow the Company to purchase up to $10 million of the outstanding common stock. As of January 29, 2000, the Company had purchased 291,900 shares at an approximate cost of $2.4 million. Additional share repurchases will continue as market conditions allow and will be funded by borrowings under the line of credit. The treasury shares may be reissued in connection with possible future stock offerings, dividends, stock based compensation programs and other general corporate uses.

At January 29, 2000, the Company's credit facility provided for $45 million in cash advances and letters of credit issuances. Borrowings under the credit facility are based on eligible inventory. At January 29, 2000, outstanding cash advances and letters of credit were $21.0 million and $11.2 million, respectively. On March 24, 2000, the credit agreement was amended to allow for up to $55 million in cash advances and letters of credit and to extend the maturity date to March 31, 2002.

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

Management initiated a company-wide program in 1998 to address the Year 2000 Issue. All phases of the program were completed in 1999. The total cost of the two year Year 2000 project was approximately $201,000, of which approximately $142,000 was incurred and expensed in 1998 and $59,000 was incurred and expensed in 1999. Allocating existing resources rather than incurring incremental costs funded the majority of the Year 2000 compliance costs.

The Company has not experienced any significant disruption or changes in its operations as a result of the Year 2000 Issue. Additionally, the Company is not aware of any significant issues that have arisen as a result of product or supplier Year 2000-related failures. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been successful, or that critical suppliers and customers will not experience Year 2000-related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 issues arise.

Seasonality

The Company's quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense. Therefore, results of operations may be adversely affected in any quarter in which the Company opens new stores.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $108,000 in 1999 and $49,000 in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management of the Company is responsible for the preparation, integrity and objectivity of the financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts which are based upon estimates and judgments by management.

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

The Company's consolidated financial statements have been audited by Deloitte & Touche LLP, whose report, which follows, expresses an opinion as to the fair presentation of the financial statements and is based on an independent audit performed in accordance with generally accepted auditing standards.


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc., as of January 29, 2000 and January 30, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended January 29, 2000, January 30, 1999 and January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Stamford, Connecticut
March 10, 2000
(March 24, 2000 as to Note 5)


Shoe Carnival, Inc.
Consolidated Balance Sheets
                                               January 29,         January 30,
(In thousands)                                     2000                1999
                                              -------------       -------------
Assets
Current Assets:
  Cash and cash equivalents                   $       1,675       $       1,944
  Accounts receivable                                   694                 567
  Merchandise inventories                           104,730              75,390
  Deferred income tax benefit                           876                 782
  Other                                               1,168               1,222
                                              -------------       -------------
Total Current Assets                                109,143              79,905
Property and equipment-net                           53,710              40,856
                                              -------------       -------------
Total Assets                                  $     162,853       $     120,761
                                              =============       =============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                            $      33,817       $      25,698
  Accrued and other liabilities                       6,266               5,757
  Current portion of long-term debt                     714                 782
                                              -------------       -------------
Total Current Liabilities                            40,797              32,237
Long-term debt                                       22,338               1,361
Deferred lease incentives                             3,077               2,424
Deferred income taxes                                 3,296               2,072
                                              -------------       -------------
Total Liabilities                                    69,508              38,094
                                              -------------       -------------
Shareholders' Equity:
  Common stock, $. 01 par value,
    50,000 shares authorized
    13,345 and 13,179 shares issued                     133                 132
  Additional paid-in capital                         63,683              62,543
  Retained earnings                                  31,953              19,992
  Treasury stock, at cost, 292 shares                (2,424)
                                              -------------       -------------
Total Shareholders' Equity                           93,345              82,667
                                              -------------       -------------
Total Liabilities and Shareholders' Equity    $     162,853       $     120,761
                                              =============       =============


See notes to consolidated financial statements



Shoe Carnival, Inc.
Consolidated Statements of Income



(In thousands, except per share data)
Fiscal years ended                        January 29,  January 30,  January 31,
                                             2000         1999         1998
                                          -----------  -----------  -----------
Net sales                                 $   339,929  $   280,157  $   246,520
Cost of sales (including buying,
  distribution and occupancy costs)           238,097      196,141      173,953
                                          -----------  -----------  -----------
Gross profit                                  101,832       84,016       72,567
Selling, general and administrative
  expenses                                     80,888       66,464       59,438
                                          -----------  -----------  -----------
Operating income                               20,944       17,552       13,129
Interest expense                                1,010          507          912
                                          -----------  -----------  -----------
Income before income taxes                     19,934       17,045       12,217
Income tax expense                              7,973        6,818        4,826
                                          -----------  -----------  -----------
Net income                                $    11,961  $    10,227  $     7,391
                                          ===========  ===========  ===========
Net income per share:
  Basic                                   $       .90  $       .78  $       .57
  Diluted                                 $       .88  $       .76  $       .56

Average shares outstanding:
  Basic                                        13,284       13,150       13,049
  Diluted                                      13,578       13,429       13,238


See notes to consolidated financial statements



Shoe Carnival, Inc.
Consolidated Statements of Shareholders' Equity


(In thousands)

                             Common Stock   Additional
                       ---------------------- Paid-In Retained Treasury
                       Issued Treasury Amount Capital Earnings   Stock   Total
                       ------ -------- ------ ------- -------- -------- --------

Balance at
  February 1, 1997     13,032       0  $   0  $61,398 $  2,374 $     0  $63,772
Compensation from
  stock option grant                              158                       158
Exercise of stock
  options                  41                     191                       191
Employee stock
  purchase plan
  purchases                15                      97                        97
Net income                                               7,391            7,391
                       ------ -------- ------ ------- --------  ------- --------
Balance at
  January 31, 1998     13,088       0      0   61,844    9,765       0   71,609
Exercise of stock
  options                  76                     690                       690
Employee stock purchase
  plan purchases           15                     141                       141
Increase in par value                    132     (132)
Net income                                              10,227           10,227
                       ------ -------- ------ ------- --------  ------- --------
Balance at
  January 30, 1999     13,179       0    132   62,543   19,992       0   82,667
Exercise of stock
  options                 153              1    1,002                     1,003
Employee stock purchase
  plan purchases           13                     138                       138
Common stock repurchased         (292)                          (2,424)  (2,424)
Net income                                              11,961           11,961
                       ------ -------- ------ ------- -------- -------- --------
Balance at
  January 29, 2000     13,345    (292) $ 133  $63,683 $ 31,953 $(2,424) $93,345
                       ====== ======== ====== ======= ======== ======== ========

See notes to consolidated financial statements


Shoe Carnival, Inc.
Consolidated Statements of Cash Flows


(In thousands)
Fiscal years ended

                                          January 29,  January 30,  January 31,
                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash Flows From Operating Activities
Net income                                $    11,961  $    10,227  $     7,391
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization               8,378        6,568        5,754
    Loss on retirement of assets                   35          380          392
    Deferred income taxes                       1,131          414          219
    Compensation for forgiveness of debt                                    158
    Other                                        (363)        (300)        (150)
    Changes in operating assets and
      liabilities:
        Merchandise inventories               (29,340)     (15,299)        (851)
        Accounts receivable                      (128)         214          137
        Accounts payable and accrued
          liabilities                           8,628       16,801       (2,506)
        Other                                      53         (390)          71
                                          -----------  -----------  -----------
Net cash provided by operating activities         355       18,615       10,615
                                          -----------  -----------  -----------
Cash Flows From Investing Activities
  Purchases of property and equipment         (20,478)     (14,061)      (7,493)
  Lease incentives                              1,016        1,416
  Other                                            21          158           24
                                          -----------  -----------  -----------
Net cash used in investing activities         (19,441)     (12,487)      (7,469)
                                          -----------  -----------  -----------
Cash Flows From Financing Activities
  Borrowings under line of credit             203,625      102,675      141,600
  Payments on line of credit                 (182,625)    (108,375     (144,400)
  Payments on long-term debt                     (899)        (886)        (688)
  Proceeds from issuance of stock               1,140          831          288
  Common stock repurchased                     (2,424)
                                          -----------  -----------  -----------
Net cash provided by (used in) financing
  activities                                   18,817       (5,755)      (3,200)
                                          -----------  -----------  -----------
Net (decrease) increase  in cash and cash
  equivalents                                    (269)         373          (54)
Cash and cash equivalents at beginning of
  year                                          1,944        1,571        1,625
                                          -----------  -----------  -----------
Cash and Cash Equivalents at End of Year  $     1,675  $     1,944  $     1,571
                                          ===========  ===========  ===========
Supplemental disclosures of cash flow
  information:
    Cash paid during year for interest    $       901  $       580  $       953
    Cash paid during year for income taxes      6,443        6,651        4,350
    Capital lease obligations incurred            808        1,908


See notes to consolidated financial statements

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

The consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiary SCLC, Inc. (collectively the "Company"). Shoe Carnival, Inc. (the "Company"), was incorporated on February 25, 1988 under the name of DAR Group Investments, Inc. The Company changed its name to Shoe Carnival, Inc., on January 15, 1993. SCLC, Inc. was incorporated on February 1, 1999. The Company's primary activity is the sale of footwear and related products through Company-operated retail stores in the Midwest, South and Southeastern regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 1999, 1998 and 1997 relate respectively to the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998. All three fiscal years consisted of 52 weeks.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Store Opening Costs

Non-capital expenditures incurred prior to the opening of a new store have been charged to expense in the month the store was opened prior to 1999. Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" requires that beginning in 1999 all pre-opening and other start-up costs be expensed in the period incurred. Accordingly, with the adoption of SOP 98-5 in 1999, all pre-opening costs were expensed in the period incurred. This change did not have a material impact on the Company's consolidated financial statements.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the year the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $14.8 million in 1999, $11.5 million in 1998 and $9.0 million in 1997.

Comprehensive Income

Statement of Financial Standard ("SFAS") No. 130, "Comprehensive Income," requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no items requiring separate disclosure in accordance with this statement.

Segments of an Enterprise and Related Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the disclosure of segment related information based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has one business segment that offers the same principal product and service throughout the Midwest, South and Southeastern regions of the United States. Based on the current organizational structure of the Company, the financial information presented is in compliance with this accounting pronouncement.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that derivative instruments be recognized as assets or liabilities in the statement of financial position. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", deferred the implementation of SFAS No. 133 for the Company until the quarter ended May 5, 2001. The Company is currently assessing the effect of the adoption of SFAS No. 133 in fiscal year 2001, but does not anticipate a material impact on its financial position.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                                        January 29,         January 30,
                                                  2000                1999
                                             -------------       -------------
Land                                         $         205       $         205
Buildings                                            8,912               5,863
Furniture, fixtures and equipment                   46,615              32,389
Leasehold improvements                              29,601              22,848
Equipment under capital leases                       4,305               5,242
Construction in progress                                                 2,263
                                             -------------       -------------
Total                                               89,638              68,810
Less accumulated depreciation
  and amortization                                  35,928              27,954
                                             -------------       -------------
Property and equipment-net                   $      53,710       $      40,856
                                             =============       =============

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                        January 29,         January 30,
                                                  2000                1999
                                              -------------       -------------
Employee compensation and benefits            $       1,848       $       2,009
Accrued rent                                          1,336               1,060
Other                                                 3,082               2,688
                                              -------------       -------------
Total accrued and other liabilities           $       6,266       $       5,757
                                              =============       =============

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                        January 29,         January 30,
                                                  2000                1999
                                              -------------       -------------
Credit agreement                              $      21,000
Capital lease obligations (see Note 6)                2,052       $       2,143
                                              -------------       -------------
Total                                                23,052               2,143
Less current portion                                    714                 782
                                              -------------       -------------
Total long-term debt, net of
  current portion                             $      22,338       $       1,361
                                              =============       =============

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

During 1998 and until April 16, 1999, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group which allowed for both cash advances and the issuance of letters of credit. On April 16, 1999, the Credit Agreement was amended to increase the total credit facility to $45 million, to adjust certain economic terms and financial covenants and to extend the maturity date to March 31, 2001.

Borrowings under the amended facility are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (8.50% at January 29, 2000) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. At January 29, 2000, outstanding letters of credit were approximately $11.2 million.

On March 24, 2000, the Credit Agreement was amended to increase the total credit facility to $55 million and to extend the maturity date to March 31, 2002.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. One hundred and thirty-two leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2003.

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                          1999            1998              1997
                                   ---------        ---------        ---------
Rentals for real property          $  17,394        $  13,822        $  12,210
Equipment rentals                        386              437              393
                                   ---------        ---------        ---------
Total                              $  17,780        $  14,259        $  12,603
                                   =========        =========        =========

Future minimum lease payments at January 29, 2000 are as follows:

(000's)                            Operating         Capital
Fiscal years                         Leases          Leases
                                   ---------        ---------
2000                               $  20,898        $     853
2001                                  20,316              780
2002                                  20,065              570
2003                                  18,865              102
2004                                  16,740
Thereafter to 2015                    64,374
                                   ---------        ---------
Minimum lease payments             $ 161,258            2,305
                                   =========

Less imputed interest at rates
  ranging from 7.5% to 11.9%                              253
                                                    ---------
Present value of net minimum lease
  payments of which $714 is
  included in current liabilities                   $   2,052
                                                    =========

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                          January 29,       January 30,
                                    2000              1999
                                 -----------       -----------
Equipment                        $     4,305       $     5,242
Less accumulated amortization          2,075             3,037
                                 -----------       -----------
Equipment under capital
  lease-net                      $     2,230       $     2,205
                                 ===========       ===========

Note 7 - Income Taxes

The provision for income taxes consisted of:

(000's)
Fiscal years                         1999            1998            1997
                                   --------        --------        --------
Current:
  Federal                          $  5,857        $  5,591        $  3,965
  State                                 985             813             641
                                   --------        --------        --------
 Total current                        6,842           6,404           4,606

Deferred:
  Federal                               990             375             189
  State                                 141              39              31
                                   --------        --------        --------
 Total deferred                       1,131             414             220
                                   --------        --------        --------
 Total provision                   $  7,973        $  6,818        $  4,826
                                   ========        ========        ========

Included in other current assets are income tax receivables in the amounts of $7,000 and $159,000 as of January 29, 2000 and January 30, 1999, respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                         1999            1998            1997
                                   --------        --------        --------
U.S. Federal statutory tax rate      35.0%           35.0%           34.0%
State and local income taxes,
  net of federal tax benefit          5.1             5.1             5.1
Other                                (0.1)           (0.1)            0.4
                                   --------        --------        --------
Effective income tax rate            40.0%           40.0%           39.5%
                                   ========        ========        ========

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                       January 29,      January 30,
                                                 2000             1999
                                            -------------    -------------
Deferred tax assets:
  Accrued rent                              $         524    $         421
  Accrued compensation                                241              203
  Federal net operating loss carryforward             131              176
  Lease incentives                                     10               14
  Other                                               149              137
                                            -------------    -------------
  Total deferred tax assets                 $       1,055    $         951
                                            =============    =============
Deferred tax liabilities:
  Depreciation                              $       1,781    $       1,378
  Purchase accounting adjustments                     844              852
  Inventory valuation                                 190               11
  Inventory purchase discounts                        660
                                            -------------    -------------
  Total deferred tax liabilities            $       3,475    $       2,241
                                            =============    =============

Note 8 - Employee Benefit Plans

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

Employee and Company contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of five years of participation in the Retirement Plan. Contributions charged to expense in 1999, 1998 and 1997 were $256,000, $199,000 and $214,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 1999, 13,020 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares totaled approximately $138,000.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 9 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At January 29, 2000, 205,922 shares of unissued common stock were reserved for future grants under the plan.

On March 7, 2000, the Stock Option Committee granted options for an aggregate of 136,300 shares of the Company's common stock to certain officers and key employees. The options were granted at fair market value and have a term of 10 years. The options become exercisable in thirds on each of the first three anniversaries of the grant date.

Outside Directors Stock Option Plan

Effective March 4, 1999, the Company's Board of Directors approved the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock). The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of the Company's common stock at the market price on the date of grant. The option will vest six months from the grant date and expire ten years from the date of grant. At January 29, 2000, 23,000 shares of unissued common stock were reserved for future grants under the plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the 1993 Plan or the Directors Plan.

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

Fiscal years                            1999         1998         1997
                                      --------     --------     --------
Risk free interest rate                 5.4%         5.6%         6.8%
Expected dividend yield                 0.0%         0.0%         0.0%
Expected volatility                    72.1%        74.3%        53.4%
Expected term                         5 Years      5 Years      5 Years

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


(000's, except per share data)
Fiscal years                                 1999        1998        1997
                                          ---------   ---------   ---------
Pro forma net income                      $  11,243   $   9,832   $   6,789
Pro forma net income per share-Basic      $     .85   $     .75   $     .52
Pro forma net income per share-Diluted    $     .83   $     .73   $     .51

The weighted-average fair value of options granted was $7.03, $7.12 and $3.29 for 1999, 1998 and 1997, respectively.


The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended January 29, 2000:

                                                            Weighted Average
                                     Shares                  Exercise Price
                             ------------------------   ------------------------
                             Outstanding  Exercisable   Outstanding  Exercisable
                             -----------  -----------   -----------  -----------
Balance at February 1, 1997     643,925     207,374        $ 6.15       $ 7.95
  Granted                       208,500                      6.10
  Cancelled                     (73,836)                     5.73
  Exercised                     (51,121)                     5.70
                             -----------                   ------
Balance at January 31, 1998     727,468     507,683          6.21       $ 6.52
  Granted                       212,500                     11.00
  Cancelled                      (2,767)                     9.39
  Exercised                     (79,927)                     6.68
                             -----------                   ------
Balance at January 30, 1999     857,274     517,842          7.34       $ 6.30
  Granted                       322,750                     11.09
  Cancelled                     (18,094)                    10.32
  Exercised                    (152,584)                     6.58
                             -----------                   ------
Balance at January 29, 2000   1,009,346     534,382        $ 8.60       $ 6.68
                             ===========                   ======



The following table summarizes information regarding outstanding and exercisable options at January 29, 2000:


                         Options Outstanding              Options Exercisable
                 ----------------------------------    -------------------------
                             Weighted    Weighted                    Weighted
                   Number    Average     Average         Number      Average
    Range of     of Options  Remaining   Exercise     of  Options    Exercise
Exercise Price   Outstanding   Life       Price       Exercisable     Price
---------------  ----------- ---------  ----------    ----------- -------------
$ 4.25 - $ 6.00    408,484      6.7      $  5.54       387,572       $  5.53
$ 6.25 - $10.88    122,400      5.2      $  8.73        82,650       $  8.45
$11.00 - $11.13    456,962      8.7      $ 11.07        55,160       $ 11.00
$11.63 - $17.25     21,500      7.6      $ 13.26         9,000       $ 13.51

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 10 - Shareholders' Equity

On January 7, 2000, the Company's Board of Directors authorized a share repurchase program that will allow the Company to purchase up to $10 million of the outstanding common stock. As of January 29, 2000, the Company had purchased 291,900 shares at an approximate cost of $2.4 million.

Note 11 - Contingencies

Litigation

The Company is involved in various routine legal proceedings incidental to the conduct of its business, none of which is expected to have a material adverse effect on the Company's financial position.

Note 12 - Other Related Party Transactions

The Company's Chairman and Principal Shareholder and his son are principal shareholders of LC Footwear, LLC and PL Footwear, Inc. The Company purchases name brand merchandise from LC Footwear, LLC, while PL Footwear, Inc. serves as an import agent for the Company. PL Footwear, Inc. represents the Company on a commission basis in dealings with shoe factories in mainland China, where most of the Company's private label shoes are manufactured.

The Company purchased approximately $798,000 and $138,000 of merchandise from LC Footwear, LLC in 1999 and 1998, respectively. Commissions paid to PL Footwear, Inc. were $1,061,000 and $912,000 in 1999 and 1998, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 1999 and 1998 include results for 13 weeks. The following table summarizes results for 1999 and 1998:

(000's, except per share data)
                                    First       Second       Third      Fourth
1999                                Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------
Net sales                           $ 78,111    $ 83,206    $ 94,223    $ 84,389
Gross profit                          24,858      25,094      29,455      22,425
Operating income                       6,890       5,630       7,291       1,133
Net income                             4,044       3,264       4,233         420
Net income per share - Basic        $    .31    $    .25    $    .32    $    .03
Net income per share - Diluted      $    .30    $    .24    $    .31    $    .03

(000's, except per share data)
                                    First       Second       Third      Fourth
1998                                Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------
Net sales                           $ 65,694    $ 68,104    $ 76,442    $ 69,917
Gross profit                          20,674      20,550      24,217      18,575
Operating income                       5,365       4,810       6,139       1,238
Net income                             3,115       2,822       3,620         670
Net income per share - Basic        $    .24    $    .21    $    .27    $    .05
Net income per share - Diluted      $    .23    $    .21    $    .27    $    .05

                               SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Charged
                                    Balance at    (Credited) to   Balance at
                                    Beginning       Costs and     End of
           Descriptions             of Period        Expenses     Period
                                   -----------    -------------  -----------
Year ended January 31, 1998
    Reserve for sales returns
      and allowances               $   114,492    $         0    $   114,492
    Inventory reserve              $ 1,300,000    $   125,000    $ 1,425,000

Year ended January 30, 1999
    Reserve for sales returns
      and allowances               $   114,492    $         0    $   114,492
    Inventory reserve              $ 1,425,000    $   175,000    $ 1,600,000

Year ended January 29, 2000
    Reserve for sales returns
      and allowances               $   114,492    $         0    $   114,492
    Inventory reserve              $ 1,600,000    $         0    $ 1,600,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.   Financial Statements:

          The following financial statements of the Company are set forth in Part II, Item 8.

          Report of Management

          Independent Auditors' Report

          Consolidated Balance Sheets at January 29, 2000 and January 30, 1999

          Consolidated Statements of Income for the years ended January 29, 2000, January 30, 1999 and January 31, 1998

          Consolidated Statements of Shareholders' Equity for the years ended January 29, 2000, January 30, 1999 and January 31, 1998

          Consolidated Statements of Cash Flows for the years ended January 29, 2000, January 30, 1999 and January 31, 1998

          Notes to Consolidated Financial Statements

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

 (b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Shoe Carnival, Inc.


Date:    April 26, 2000                 By: /s/ Mark L. Lemond
                                           ----------------------
                                           Mark L. Lemond
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                      Date
     -----------                       -----------                ----------

/s/ J. Wayne Weaver       Chairman of the Board and Director     April 26, 2000
-------------------
J. Wayne Weaver

/s/ Mark L. Lemond        President, Chief Executive Officer     April 26, 2000
------------------        and Director
Mark L. Lemond            (Principal Executive Officer)

/s/ William E. Bindley    Director                               April 26, 2000
----------------------
William E. Bindley

/s/ Gerald W. Schoor      Director                               April 26, 2000
--------------------
Gerald W. Schoor

/s/ W. Kerry Jackson      Vice President - Chief Financial       April 26, 2000
--------------------      Officer and Treasurer
W. Kerry Jackson          (Principal Financial and Accounting
                          Officer)

                                INDEX TO EXHIBITS


 Exhibit
   No.                               Description
--------                            -------------
  3-A      (7) (i) Restated Articles of Incorporation of Registrant

           (6) (ii) Articles of Amendment of Restated Articles of Incorporation of Registrant

  3-B      (3) By-laws of Registrant, as amended to date

    4      (8) (i) Amended and Restated Credit  Agreement and Promissory Notes
               dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

               (ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

 10-D*     (1) 1989 Stock Option Plan of Registrant and amendments to such Plan

 10-E*     (2) 1993 Stock Option and Incentive Plan of Registrant, as amended

 10-F*     (1) Executive Incentive Compensation Plan of Registrant

 10-G*     (9) Outside Directors Stock Option Plan

 10-I      (1) Non-competition Agreement dated as of January 15, 1993, between
               Registrant and J. Wayne Weaver

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

   21          A list of subsidiaries of Shoe Carnival, Inc.

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

(8) The copy of this exhibit as exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(9) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 (Registration No 333-82819) is incorporated herein by reference.