Form 10-Q
period 2000-04-29
SHOE CARNIVAL INC
filed 2000-06-13
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 29,2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 0-21360

                               Shoe Carnival, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Indiana                                   35-1736614
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

           8233 Baumgart Road, Evansville, Indiana       47725
--------------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                                 (812) 867-6471
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 par value, 12,627,718 shares outstanding as of June 1, 2000.
--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Part I  Financial Information

        Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets..........................     3
          Condensed Consolidated Statements of Income....................     4
          Condensed Consolidated Statement of Shareholders' Equity.......     5
          Condensed Consolidated Statements of Cash Flows................     6
          Notes to Condensed Consolidated Financial Statements...........     7

        Item 2 - Management's Discussion and Analysis....................  8-10

Part II Other Information

        Item 6.  Exhibits and Reports on Form 8-K........................    11


        Signature........................................................    12



                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                         April 29,     January 29,        May 1,
                                            2000          2000             1999
                                         ---------      ---------      ---------
                                                      (In thousands)

                               ASSETS

Current Assets:
   Cash and cash equivalents.........    $   2,767      $   1,675      $   2,598
   Accounts receivable...............          624            694            688
   Merchandise inventories...........      111,980        104,730         79,722
   Deferred income tax benefit.......          795            876            798
   Other.............................        1,476          1,168            845
                                         ---------      ---------      ---------
Total Current Assets.................      117,642        109,143         84,651
Property and equipment-net...........       55,503         53,710         45,367
                                         ---------      ---------      ---------
Total Assets.........................    $ 173,145      $ 162,853      $ 130,018
                                         =========      =========      =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..................    $  28,781      $  33,817      $  19,119
   Accrued and other liabilities.....        9,255          6,266          9,337
   Current portion of long-term debt.          776            714            671
                                         ---------      ---------      ---------
Total Current Liabilities............       38,812         40,797         29,127
Long-term debt.......................       31,331         22,338          9,202
Deferred lease incentives............        3,187          3,077          2,348
Deferred income taxes................        3,487          3,296          2,106
                                         ---------      ---------      ---------
Total Liabilities....................       76,817         69,508         42,783
                                         ---------      ---------      ---------

Shareholders' Equity:
   Common stock, $.01 par value, 50,000
      shares authorized, 13,363, 13,345,
      13,253 shares issued at April 29,
      2000, January 29, 2000 and
      May 1, 1999....................          133            133            133
   Additional paid-in capital........       64,279         63,683         63,066
   Retained earnings.................       35,384         31,953         24,036
   Treasury stock, at cost, 410 and 292
      shares at April 29, 2000 and
      January 29, 2000...............       (3,468)        (2,424)
                                         ---------      ---------      ---------
Total Shareholders' Equity...........       96,328         93,345         87,235
                                         ---------      ---------      ---------
Total Liabilities and Shareholders'
   Equity....................            $ 173,145      $ 162,853      $ 130,018
                                         =========      =========      =========





            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                    Thirteen         Thirteen
                                                  Weeks Ended      Weeks Ended
                                                 April 29, 2000    May 1, 1999
                                                 --------------    -----------
                                           (In thousands, except per share data)

Net sales...............................         $    95,405      $    78,111
Cost of sales (including buying,
    distribution and occupancy costs)...              67,212           53,253
                                                 -----------      -----------

Gross profit............................              28,193           24,858
Selling, general and administrative
    expenses............................              21,943           17,968
                                                 -----------      -----------

Operating income........................               6,250            6,890
Interest expense, net...................                 579              150
                                                 -----------      -----------

Income before income taxes..............               5,671            6,740
Income taxes............................               2,240            2,696
                                                 -----------      -----------

Net income..............................         $     3,431      $     4,044
                                                 ===========      ===========

Net income per share:
   Basic................................         $       .26      $       .31
                                                 ===========      ===========
   Diluted..............................         $       .26      $       .30
                                                 ===========      ===========

Average shares outstanding:
   Basic................................              12,974           13,206
                                                 ===========      ===========
   Diluted..............................              13,149           13,532
                                                 ===========      ===========








            See Notes to Condensed Consolidated Financial Statements





                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                         Common Stock     Additional
                   ----------------------  Paid-In  Retained Treasury
                   Issued Treasury Amount  Capital  Earnings  Stock     Total
                   ------ -------- ------ --------- -------- --------  -------
                                          (In thousands)

Balance at
  January 29, 2000  13,345  (292)  $ 133  $ 63,683 $ 31,953  $ (2,424) $ 93,345
Exercise of
  stock options...      18                     596                          596
Employee stock
  purchase
  plan purchases..             5                                   35        35
Common stock
  repurchased.....          (123)                              (1,079)   (1,079)
Net income .......                                    3,431               3,431
                    ------  -----  -----  -------- --------  --------- ---------
Balance at
  April 29, 2000    13,363  (410)  $ 133  $ 64,279 $ 35,384  $ (3,468) $ 96,328
                    ======  =====  =====  ======== ========  ========= =========









            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                      Thirteen         Thirteen
                                                    Weeks Ended      Weeks Ended
                                                   April 29, 2000    May 1, 1999
                                                   --------------    -----------
                                                            (In thousands)

Cash flows from operating activities:
   Net income..................................     $     3,431     $    4,044
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization.............           2,400          1,877
     Loss on retirement of assets..............                              6
     Deferred income taxes.....................             272             19
     Other  ...................................             (78)           (76)
     Changes in operating assets and liabilities:
       Merchandise inventories................           (7,251)        (4,333)
       Accounts receivable.....................              70           (121)
       Accounts payable and accrued liabilities          (2,027)        (2,999)
       Other...................................            (326)           378
                                                     ----------     ----------

Net cash used in operating activities..........          (3,509)        (1,205)
                                                     ----------     ----------

Cash flows from investing activities:
   Purchases of property and equipment.........          (3,959)        (6,394)
   Lease incentives............................             186
                                                     ----------     ----------

Net cash used in investing activities..........          (3,773)        (6,394)
                                                     ----------     ----------

Cash flows from financing activities:
   Borrowings under line of credit.............          99,925         39,650
   Payments on line of credit..................         (90,925)       (31,675)
   Payments on capital lease obligations.......            (178)          (246)
   Proceeds from issuance of stock.............             596            524
   Purchase of treasury stock..................          (1,044)
                                                     ----------     ----------

Net cash provided by financing activities......           8,374          8,253
                                                     ----------     ----------

Net increase in cash and cash equivalents......           1,092            654
Cash and cash equivalents at beginning of period          1,675          1,944
                                                     ----------     ----------

Cash and cash equivalents at end of period.....      $    2,767     $    2,598
                                                     ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest........      $      576     $      118
   Cash paid during period for income taxes....      $       59     $       74
   Capital lease obligations incurred..........      $      232





            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1999 Annual Report.

Note 2 - Long-Term Debt

At the beginning of 1999, the Company had an unsecured $35 million credit agreement (the "Credit Agreement") with a bank group. On April 16, 1999, the Credit Agreement was amended to increase the total credit facility to $45 million. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate minus 0.5% or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 2%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends.

On March 24, 2000, the Credit Agreement was amended to increase the total credit facility to $55 million and to extend the maturity date to March 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                      Number of Stores         Store Square Footage   Comparable
                   ---------------------       --------------------     Store
               Beginning               End of     Net      End          Sales
Quarter Ended  Of Period Opened Closed Period   Change  of Period     Increase
-------------  --------- ------ ------ ------   ------  ---------     ----------
April 29, 2000     138      6     0     144     78,000  1,668,000       1.4%

May 1, 1999        111      3     0     114     40,000  1,314,000       3.4%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                  Thirteen             Thirteen
                                                Weeks Ended          Weeks Ended
                                              April 29, 2000         May 1, 1999
                                              --------------         -----------
Net sales...........................              100.0%                100.0%
Cost of sales (including buying,
    distribution and occupancy costs)              70.4                  68.2
                                              --------------         -----------

Gross profit........................               29.6                  31.8
Selling, general and administrative
    expenses........................               23.0                  23.0
                                              --------------         -----------

Operating income....................                6.6                   8.8
Interest expense....................                 .6                    .2
                                              --------------         -----------

Income before income taxes..........                6.0                   8.6
Income taxes........................                2.4                   3.4
                                              --------------         -----------

Net income..........................                3.6%                  5.2%
                                              ==============         ===========


Net Sales

Net sales increased $17.3 million to $95.4 million in the first quarter of 2000, a 22.1% increase over net sales of $78.1 million in the comparable prior year period. The increase was attributable to a 1.4% comparable store sales increase and the sales generated by the 33 new stores opened in 1999 and 2000 (net of one store closed). Footwear unit sales in comparable stores increased 3.3% while average footwear unit prices decreased 2.1% for the quarter.

Gross Profit

Gross profit increased $3.3 million to $28.2 million in the first quarter of 2000, a 13.4% increase over gross profit of $24.9 million in the comparable prior year period. The Company's gross profit margin decreased to 29.6% from 31.8%. As a percentage of sales, the merchandise gross profit margin decreased 1.5% and buying, distribution and occupancy costs increased .7%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of high-margin seasonal product, primarily sandals and opened-up dress shoes, were below expectations for the quarter. This weakness in sales resulted in a decrease in the merchandise gross profit margin due to a more promotional environment as markdowns of the seasonal product were accelerated in order to manage inventory levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.9 million to $21.9 million in the first quarter of 2000 from $18.0 million in the comparable prior year period. As a percentage of sales, these expenses were unchanged from the prior year at 23.0%. Total pre-opening costs for the six stores opened in the first quarter of 2000 were $451,000 or 0.5% of sales, as compared to $267,000 or 0.3% of sales, for the three stores opened in the first quarter of 1999.

Interest Expense

The increase in net interest expense to $579,000 in the first quarter of 2000 from $150,000 in the first quarter of 1999 resulted from increased borrowings.

Income Taxes

The effective income tax rate of 39.5% and 40% in the first quarter of 2000 and 1999, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $3.5 million during the first quarter of 2000. The decrease resulted primarily from an increase in inventories and a decrease in accounts payable and accrued liabilities. Excluding changes in operating assets and liabilities, cash provided by operating activities was $6.0 million in the first quarter of 2000. The increase in merchandise inventories was primarily due to seasonal fluctuations and the addition of six stores in the first quarter of 2000.

Working capital increased to $78.8 million at April 29, 2000 from $68.3 million at January 29, 2000 and the current ratio was 3.0 to 1 as compared with 2.7 to 1 at January 29, 2000. Long-term debt as a percentage of total capital was 24.5% at April 29, 2000 and 19.3% at January 29, 2000. The increase in working capital and long-term debt as a percent of total capital was primarily due to seasonal fluctuations.

Capital expenditures, net of lease incentives, were $4.0 million in the first quarter of 2000. Of these expenditures, $2.4 million was incurred for new stores and $800,000 was incurred for the remodeling of certain stores. The remaining capital expenditures in the first quarter of 2000 were primarily for merchandise display and signage enhancements and improvements to computer systems.

The Company intends to open approximately 30 stores in 2000, including the six stores opened in the first quarter. Eight stores are expected to be opened in the second quarter. The remaining store openings will occur primarily in the third quarter with certain stores opening early in the fourth quarter. Three stores were opened in the first quarter of 1999.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On January 7, 2000, the Company's Board of Directors authorized a share repurchase program that will allow the Company to purchase up to $10 million of the outstanding common stock. As of January 29, 2000, the Company had purchased 291,900 shares at an approximate cost of $2.4 million. An additional 123,100 shares were purchased during the first quarter at a cost of $1.1 million. Share repurchases will continue as market conditions allow and will be funded by borrowings under the line of credit. The treasury shares may be reissued in connection with possible future stock offerings, dividends, stock based compensation programs and other general corporate uses.

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at April 29, 2000 were $30.0 million and $4.1 million, respectively. On March 24, 2000, the credit agreement was amended to increase the facility by $10 million to allow for up to $55 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2002.

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

                               SHOE CARNIVAL, INC.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            (27)    Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended April 29, 2000

                               SHOE CARNIVAL, INC.
                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:  June 9,  2000                   SHOE CARNIVAL, INC.
                                           (Registrant)



                                   By:     /s/ W. Kerry Jackson
                                        ----------------------------
                                               W. Kerry Jackson
                                              Vice President and
                                            Chief Financial Officer