Form 10-Q
period 2000-07-29
SHOE CARNIVAL INC
filed 2000-09-11
CIK 895447

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF  1934

For the transition period from     to

Commission File Number:       0-21360

                               Shoe Carnival, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                          35-1736614
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation of organization)

  8233 Baumgart Road, Evansville, Indiana                    47725
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 11,941,066 shares outstanding as of September 1, 2000.

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Part I   Financial Information

         Item 1. - Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets .........................    3
           Condensed Consolidated Statements of Income....................    4
           Condensed Consolidated Statement of Shareholders' Equity.......    5
           Condensed Consolidated Statements of Cash Flows................    6
           Notes to Condensed Consolidated Financial Statements...........    7

         Item 2. - Management's Discussion and Analysis................... 8-11

Part II  Other Information

         Item 4. Submission of Matters to Vote of Security Holders........   12
         Item 6. Exhibits and Reports on Form 8-K.........................   12


         Signature........................................................   13


                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                               July 29,   January 29,  July 31,
                                                 2000        2000        1999
                                              ----------  ----------  ----------
                                                       (In thousands)

                                   ASSETS
                                   ------
Current Assets:
  Cash and cash equivalents...............    $   3,358   $   1,675   $   2,724
  Accounts receivable.....................          631         694         706
  Merchandise inventories.................      123,791     104,730      92,637
  Deferred income tax benefit.............          701         876         821
  Other...................................        1,794       1,168       1,965
                                              ---------   ---------   ---------
Total Current Assets......................      130,275     109,143      98,853
Property and equipment-net................       56,796      53,710      49,759
                                              ---------   ---------   ---------
Total Assets..............................    $ 187,071   $ 162,853   $ 148,612
                                              =========   =========   =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Accounts payable........................    $  32,549   $  33,817   $  28,770
  Accrued and other liabilities...........        7,038       6,266       5,901
  Current portion of long-term debt.......          786         714         733
                                              ---------   ---------   ---------
Total Current Liabilities.................       40,373      40,797      35,404
Long-term debt............................       45,749      22,338      17,074
Deferred lease incentives.................        3,079       3,077       2,980
Deferred income taxes.....................        3,693       3,296       2,163
                                              ---------   ---------   ---------
Total Liabilities.........................       92,894      69,508      57,621
                                              ---------   ---------   ---------

Shareholders' Equity:
  Common stock,  $.01 par value, 50,000
     shares authorized, 13,363, 13,345,
     13,326 shares issued at July 29, 2000,
     January 29, 2000 and July 31, 1999...          134         133         133
  Additional paid-in capital..............       64,283      63,683      63,558
  Retained earnings.......................       37,130      31,953      27,300
  Treasury stock, at cost, 1,015 and 292
     shares at July 29, 2000 and January 29,
     2000.................................       (7,370)     (2,424)
                                              ---------   ---------   ---------
Total Shareholders' Equity................       94,177      93,345      90,991
                                              ---------   ---------   ---------
Total Liabilities and Shareholders' Equity    $ 187,071   $ 162,853   $ 148,612
                                              =========   =========   =========







            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                            Thirteen      Thirteen     Twenty-six    Twenty-six
                          Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                            July 29,      July 31,      July 29,      July 31,
                              2000          1999          2000          1999
                          -----------   -----------   -----------   -----------
                                  (In thousands, except per share data)
Net sales................ $   95,611    $   83,206    $  191,016    $  161,317
Cost of sales (including
  buying, distribution
  and occupancy costs)...     68,220        58,112       135,432       111,365
                          ----------    ----------    ----------    ----------

Gross profit.............     27,391        25,094        55,584        49,952
Selling, general and
  administrative expenses     23,736        19,464        45,679        37,432
                          ----------    ----------    ----------    ----------

Operating income.........      3,655         5,630         9,905        12,520
Interest expense, net....        769           190         1,348           340
                          ----------    ----------    ----------    ----------

Income before income taxes     2,886         5,440         8,557        12,180
Income taxes.............      1,140         2,176         3,380         4,872
                          ----------    ----------    ----------    ----------

Net income............... $    1,746    $    3,264    $    5,177    $    7,308
                          ==========    ==========    ==========    ==========

Net income per share:
    Basic................ $      .14    $      .25    $      .41    $      .55
                          ==========    ==========    ==========    ==========
    Diluted.............. $      .14    $      .24    $      .40    $      .54
                          ==========    ==========    ==========    ==========

Average shares outstanding:
    Basic................     12,543        13,293        12,758        13,249
                          ==========    ==========    ==========    ==========
    Diluted..............     12,583        13,734        12,880        13,639
                          ==========    ==========    ==========    ==========





           See Notes to Condensed Consolidated Financial Statements







                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                         Common Stock     Additional
                   ----------------------  Paid-In  Retained  Treasury
                   Issued Treasury Amount  Capital  Earnings   Stock     Total
                   ------ -------- ------ --------- --------  -------- --------
                                         (In thousands)
Balance at
  January 29, 2000 13,345   (292)  $ 133  $ 63,683  $31,953  $ (2,424) $ 93,345
Exercise of
  stock options...     18      9       1       600                 48       649
Employee stock
  purchase
  plan purchases..            12                                   73        73
Common stock
  repurchased.....          (744)                              (5,067)   (5,067)
Net income .......                                    5,177               5,177
                   ------  -----   -----  --------  -------  --------  --------
Balance at
  July 29, 2000    13,363 (1,015)  $ 134  $ 64,283  $37,130  $ (7,370) $ 94,177
                   ======  =====   =====  ========  =======  ========  ========











            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                 Twenty-six       Twenty-six
                                                 Weeks Ended      Weeks Ended
                                                   July 29,        July 31,
                                                     2000            1999
                                                 -----------      -----------
                                                         (In thousands)
Cash flows from operating activities:
  Net income....................................  $    5,177       $    7,308
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization...............       4,952            3,866
    Loss on retirement of assets................          26                6
    Deferred income taxes.......................         572               53
    Other  .....................................        (174)            (164)
    Changes in operating assets and liabilities:
       Merchandise inventories..................     (19,061)         (17,247)
       Accounts receivable......................          63             (140)
       Accounts payable and accrued liabilities.        (509)           3,216
       Other....................................        (626)            (743)
                                                  ----------       ----------
Net cash used in operating activities...........      (9,580)          (3,845)
                                                  ----------       ----------
Cash flows from investing activities:
  Purchases of property and equipment...........      (7,686)         (12,129)
  Lease incentives..............................         186              720
  Other.........................................           2
                                                  ----------       ----------
Net cash used in investing activities...........      (7,498)         (11,409)
                                                  ----------       ----------
Cash flows from financing activities:
  Borrowings under line of credit...............     198,600           82,150
  Payments on line of credit....................    (175,100)         (66,650)
  Payments on capital lease obligations.........        (393)            (481)
  Proceeds from issuance of stock...............         721            1,015
  Purchase of treasury stock....................      (5,067)
                                                  ----------       ----------
Net cash provided by financing activities.......      18,761           16,034
                                                  ----------       ----------
Net increase in cash and cash equivalents.......       1,683              780
Cash and cash equivalents at beginning of period       1,675            1,944
                                                  ----------       ----------
Cash and cash equivalents at end of period......  $    3,358       $    2,724
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest..........  $    1,341       $      336
  Cash paid during period for income taxes......  $    2,076       $    5,133
Supplemental disclosure of noncash investing
   activities:
  Capital lease obligations incurred............  $      377       $      644




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

Note 2 - Long-Term Debt

At the beginning of 2000, the Company had an unsecured $45 million credit agreement (the "Credit Agreement") with a bank group. On March 24, 2000, the Credit Agreement was amended to increase the total credit facility to $55 million and to extend the maturity date to March 31, 2002. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate minus 0.5% or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

                         Number of Stores        Store Square Footage
               ---------------------------------  -----------------  Comparable
               Beginning                  End of   Net       End     Store Sales
Quarter Ended  of Period  Opened  Closed  Period  Change  of Period   Increase
-------------  ---------  ------  ------  ------  ------  ---------  -----------
April 29, 2000    138        6       0      144   78,000  1,668,000     1.4%
July 29, 2000     144       10       0      154  120,000  1,788,000    (2.1%)
Year-to-date      138       16       0      154  198,000  1,788,000     (.4%)

May 1, 1999       111        3       0      114   40,000  1,314,000     3.4%
July 31, 1999     114       12       0      126  142,000  1,456,000      .6%
Year-to-date      111       15       0      126  182,000  1,456,000     2.0%



The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:



                            Thirteen     Thirteen    Twenty-six    Twenty-six
                           Weeks Ended  Weeks Ended  Weeks Ended   Weeks Ended
                            July 29,     July 31,     July 29,      July 31,
                               2000         1999         2000          1999
                           -----------  -----------  -----------   -----------
Net sales.................    100.0%       100.0%       100.0%        100.0%
Cost of sales (including
   buying, distribution
   and occupancy costs)...     71.4         69.8         70.9          69.0
                           -----------  -----------  -----------   -----------

Gross profit..............     28.6         30.2         29.1          31.0
Selling, general and
   administrative expenses     24.8         23.4         23.9          23.2
                           -----------  -----------  -----------   -----------

Operating income..........      3.8          6.8          5.2           7.8
Interest expense..........       .8           .3           .7            .2
                           -----------  -----------  -----------   -----------

Income before income taxes      3.0          6.5          4.5           7.6
Income taxes..............      1.2          2.6          1.8           3.1
                           -----------  -----------  -----------   -----------

Net income................      1.8%         3.9%         2.7%          4.5%
                           ===========  ===========  ===========   ===========



Net Sales

Net sales increased $12.4 million to $95.6 million in the second quarter of 2000, a 14.9% increase over net sales of $83.2 million in the comparable prior year period. The increase was attributable to the sales generated by the 41 new stores opened since April 1999 (net of one store closed) partially offset by a 2.1% decrease in comparable store sales. The decline in comparable sales for the quarter was due primarily to a decline in sales of men's, women's and children's sandals. Average footwear unit sales in comparable stores increased 3.8% while footwear unit prices decreased 6.2%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales increased $29.7 million to $191 million in the first half of 2000, an 18.4% increase over net sales of $161.3 million in the comparable prior year period. The increase was attributable to the sales generated by the 43 new stores opened in 1999 and 2000 (net of one store closed) partially offset by a 0.4% decrease in comparable store sales. Average footwear unit sales in comparable stores increased 3.5% and average footwear unit prices decreased 4.1%.

Gross Profit

Gross profit increased $2.3 million to $27.4 million in the second quarter of 2000, a 9.2% increase over gross profit of $25.1 million in the comparable prior year period. The Company's gross profit margin decreased to 28.6% from 30.2%. As a percentage of sales, the merchandise gross profit margin decreased 0.8% and buying, distribution and occupancy costs increased 0.8%. The decrease in the merchandise gross profit margin was due to a decline in the sales and gross margin obtained on the sale of sandals for the quarter.

Gross profit increased $5.6 million to $55.6 million in the first half of 2000, an 11.3% increase over gross profit of $50.0 million in the comparable prior year period. The Company's gross profit margin decreased to 29.1% from 31.0%. As a percentage of sales, the merchandise gross profit margin decreased 1.1% and buying, distribution and occupancy costs increased 0.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million to $23.7 million in the second quarter of 2000 from $19.5 million in the comparable prior year period. As a percentage of sales, these expenses increased 1.4% primarily due to higher advertising costs. Included in second quarter expenses is a $220,000 charge for expected costs to close one store in September 2000. Total pre-opening costs in the second quarter of 2000 were $785,000 or 0.8% of sales, as compared to $727,000 or 0.9% of sales, for the second quarter of 1999. Pre-opening expenses incurred were primarily for the stores opened in that quarter. Ten stores were opened in the second quarter of 2000 and twelve stores were opened in the second quarter of 1999.

Selling, general and administrative expenses increased $8.2 million to $45.7 million in the first half of 2000 from $37.4 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.7%. Total pre-opening costs in the first half of 2000 were $1.2 million or 0.6% of sales, as compared to $994,000 or 0.6% of sales, in the first half of 1999. Sixteen stores were opened in the first half of 2000 and fifteen stores were opened in the first half of 1999.

Interest Expense

The increase in net interest expense in the second quarter and the first six months of 2000 as compared with the second quarter and the first six months of 1999 resulted from increased borrowings and a higher effective interest rate.

Income Taxes

The effective income tax rate of 39.5% and 40% in the second quarter and the first six months of 2000 and 1999, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $9.6 million during the first half of 2000. The decrease resulted primarily from seasonal increases in inventories and the additional inventories for the 16 stores opened in the first half of 2000. Excluding changes in operating assets and liabilities, cash provided by operating activities was $10.6 million in the first half of 2000.

Working capital increased to $89.9 million at July 29, 2000 from $68.3 million at January 29, 2000 and the current ratio was 3.2 to 1 at July 29, 2000 as compared with 2.7 to 1 at January 29, 2000. Long-term debt as a percentage of total capital was 32.7% at July 29, 2000, compared to 19.3% at January 29, 2000. The increase in working capital and long term debt as a percent of total capital was primarily due to seasonal fluctuations and the store expansion program.

Capital expenditures net of lease incentives were $7.9 million in the first half of 2000 (including $377,000 of capital lease assets). Of these expenditures, approximately $5.4 million was incurred for new stores and $1.3 was incurred for the remodeling of certain stores. The remaining capital expenditures in the first half of 2000 were primarily for various store improvements, merchandise display and signage enhancements and technology.

The Company intends to open approximately 32 stores in 2000, including the 16 stores opened in the first half. Six stores were opened in the first quarter and ten in the second quarter of 2000. Of the remaining 16 stores for 2000, 8 are expected to open in the third quarter with the remaining 8 opening in November. Fifteen stores were opened in the first half of 1999.

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

The Company's current prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store are expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $80,000 per store.

On January 7, 2000, the Company's Board of Directors authorized a share repurchase program that allowed the Company to purchase up to $10 million of the outstanding common stock. In January 2000, the Company purchased 291,900 shares at a cost of $2.4 million. 123,100 shares were purchased during the first quarter at a cost of $1.1 million and 620,600 shares were purchased during the second quarter for $4.0 million. The share repurchase program was completed in August with the purchase of 409,750 shares at a cost of $2.5 million. Total shares acquired under the program were 1,445,350 at a cost of $10.0 million. The treasury shares may be reissued in connection with possible future stock offerings, dividends, stock based compensation programs and other general corporate uses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at July 29, 2000 were $44.5 million and $7.7 million, respectively. On March 24, 2000, the credit agreement was amended to increase the facility by $10 million to allow for up to $55 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2002.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of the common shareholders of the Company was held June 8, 2000.

         Election of Directors

         William E. Bindley was elected at the annual meeting to serve as a Director of the Company for a three year term. Mr. Bindley received 12,049,497 votes in favor of his election. No votes were cast against the election of Mr. Bindley.

         Other Matters Voted Upon at the Meeting

         Deloitte & Touche LLP was appointed as auditor for the Company for 2000. 12,068,778 votes were cast in favor, 3,339 votes were cast against and 2,730 abstentions were recorded with respect to such appointment.

         The Company's 2000 Stock Option and Incentive Plan was approved. 9,458,043 votes were cast in favor and 851,218 votes were cast against.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (27)  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 29, 2000.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



         Date: September 11,  2000                   SHOE CARNIVAL, INC.
                                                       (Registrant)



                                                By: /s/ W. Kerry Jackson
                                                   ----------------------
                                                     W. Kerry Jackson
                                                      Vice President and
                                                   Chief Financial Officer