Form 10-Q
period 2000-10-28
SHOE CARNIVAL INC
filed 2000-12-12
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

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

Common Stock, $.01 par value, 11,950,184 shares outstanding as of December 1, 2000.

--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Part I  Financial Information

        Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets ........................     3
          Condensed Consolidated Statements of Income...................     4
          Condensed Consolidated Statement of Shareholders' Equity......     5
          Condensed Consolidated Statements of Cash Flows...............     6
          Notes to Condensed Consolidated Financial Statements..........     7

        Item 2 - Management's Discussion and Analysis...................  8-11

Part II Other Information

        Item 6.  Exhibits and Reports on Form 8-K.......................    12


        Signature.......................................................    13



                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                       October 28,    January 29,    October 30,
                                          2000           2000           1999
                                        ----------     ----------     ----------
                                                    (In thousands)

                                     ASSETS
                                    --------

Current Assets:
   Cash and cash equivalents.........   $    3,071     $    1,675     $    2,582
   Accounts receivable...............        1,006            694          1,159
   Merchandise inventories...........      128,770        104,730        101,983
   Deferred income tax benefit.......          613            876            546
   Other.............................        1,788          1,168          1,287
                                        ----------     ----------     ----------
Total Current Assets.................      135,248        109,143        107,557
Property and equipment-net...........       58,458         53,710         52,628
                                        ----------     ----------     ----------
Total Assets.........................   $  193,706     $  162,853     $  160,185
                                        ==========     ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                     --------------------------------------
Current Liabilities:
   Accounts payable..................   $   34,949     $   33,817     $   31,121
   Accrued and other liabilities.....       10,083          6,266          7,650
   Current portion of long-term debt.          813            714            715
                                        ----------     ----------     ----------
Total Current Liabilities............       45,845         40,797         39,486
Long-term debt.......................       45,142         22,338         20,003
Deferred lease incentives............        3,243          3,077          3,148
Deferred income taxes................        3,946          3,296          2,245
                                        ----------     ----------     ----------
Total Liabilities....................       98,176         69,508         64,882
                                        ----------     ----------     ----------

Shareholders' Equity:
   Common stock, $.01 par value, 50,000
      shares authorized, 13,363, 13,345,
      13,338 shares issued and outstanding
      at October 28, 2000, January 29,
      2000 and October 30, 1999......          134            133            133
   Additional paid-in capital........       64,285         63,683         63,637
   Retained earnings.................       40,935         31,953         31,533
   Treasury stock, at cost, 1,413 and 292
      shares at October 28, 2000 and
      January 29, 2000...............       (9,824)        (2,424)             0
                                        ----------     ----------     ----------
Total Shareholders' Equity...........       95,530         93,345         95,303
                                        ----------     ----------     ----------
Total Liabilities and Shareholders'
   Equity............................   $  193,706     $  162,853     $  160,185
                                        ==========     ==========     ==========








            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                Thirteen     Thirteen   Thirty-nine  Thirty-nine
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                              October 28,  October 30,  October 28,  October 30,
                                 2000         1999         2000         1999
                              -----------  -----------  -----------  -----------
                                    (In thousands, except per share data)

Net sales.................... $  114,710   $   94,223   $  305,726   $  255,540
Cost of sales (including
   buying, distribution and
   occupancy costs)..........     80,781       64,768      216,213      176,133
                              ----------   ----------   ----------   ----------

Gross profit.................     33,929       29,455       89,513       79,407
Selling, general and
   administrative expenses...     26,858       22,164       72,537       59,596
                              ----------   ----------   ----------   ----------

Operating income.............      7,071        7,291       16,976       19,811
Interest expense, net........        782          237        2,130          577
                              ----------   ----------   ----------   ----------

Income before income taxes...      6,289        7,054       14,846       19,234
Income taxes.................      2,484        2,821        5,864        7,693
                              ----------   ----------   ----------   ----------

Net income................... $    3,805   $    4,233   $    8,982   $   11,541
                              ==========   ==========   ==========   ==========

Net income per share:
    Basic.................... $      .32   $      .32   $      .72   $      .87
                              ==========   ==========   ==========   ==========
    Diluted.................. $      .32   $      .31   $      .71   $      .85
                              ==========   ==========   ==========   ==========

Average shares outstanding:
    Basic....................     11,977       13,333       12,498       13,277
                              ==========   ==========   ==========   ==========
    Diluted..................     11,989       13,564       12,598       13,619
                              ==========   ==========   ==========   ==========








            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                        Common Stock      Additional
                   ----------------------  Paid-In  Retained Treasury
                   Issued Treasury Amount  Capital  Earnings  Stock     Total
                   ------ -------- ------ --------- -------- --------  --------
                                        (In thousands)

Balance at
  January 29, 2000 13,345   (292)  $ 133   $ 63,683 $ 31,953 $ (2,424) $ 93,345
Exercise of
  stock options...     18     14        1       602                76       679
Employee stock
  purchase
  plan purchases..            18                                  100       100
Common stock
  repurchased.....        (1,153)                              (7,576)   (7,576)
Net income .......                                     8,982              8,982
                   ------ ------   ------  -------- --------  -------  --------
Balance at
  October 28, 2000 13,363 (1,413)  $  134  $ 64,285 $ 40,935 $ (9,824) $ 95,530
                   ====== ======   ======  ======== ======== ========  ========











            See Notes to Condensed Consolidated Financial Statements







                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                    Thirty-nine     Thirty-nine
                                                    Weeks Ended     Weeks Ended
                                                    October 28,     October 30,
                                                        2000            1999
                                                    -----------     -----------
                                                           (In thousands)

Cash flows from operating activities:

   Net income..................................     $     8,982     $    11,541
   Adjustments to reconcile net income to net
      cash used in operating activities:
     Depreciation and amortization.............           7,612           6,083
     Loss on retirement of assets..............             146               6
     Deferred income taxes.....................             912             410
     Other  ...................................            (264)           (259)
     Changes in operating assets and liabilities:
       Merchandise inventories.................         (24,040)        (26,594)
       Accounts receivable.....................            (312)           (593)
       Accounts payable and accrued liabilities           4,919           7,316
       Other...................................            (620)            (64)
                                                    -----------     -----------

Net cash used in operating activities..........          (2,665)         (2,154)
                                                    -----------     -----------

Cash flows from investing activities:

   Purchases of property and equipment.........         (12,006)        (17,068)
   Lease incentives............................             456             983
   Other.......................................               2               0
                                                    -----------     -----------

Net cash used in investing activities..........         (11,548)        (16,085)
                                                    -----------     -----------

Cash flows from financing activities:

   Borrowings under line of credit.............         293,725         120,175
   Payments on line of credit..................        (270,725)       (101,675)
   Payments on capital lease obligations.......            (594)           (717)
   Proceeds from issuance of stock.............             779           1,094
   Purchase of treasury stock..................          (7,576)              0
                                                    -----------     -----------

Net cash provided by financing activities......          15,609          18,877
                                                    -----------     -----------

Net increase in cash and cash equivalents......           1,396             638
Cash and cash equivalents at beginning of period          1,675           1,944
                                                    -----------     -----------

Cash and cash equivalents at end of period.....     $     3,071     $     2,582
                                                    ===========     ===========

Supplemental disclosures of cash flow information:

   Cash paid during period for interest........     $     2,013     $       537
   Cash paid during period for income taxes....     $     2,915     $     6,203
Supplemental disclosure of noncash investing
   activities:
   Capital lease obligations incurred..........     $       497     $       791


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


Note 2 - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 reguires that derivative instruments be recognized as assets or liabilities in the statement of financial position. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain provisions of SFAS
No. 133. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 for the quarter ended May 5, 2001. SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.


Note 3 - Long-Term Debt

At the beginning of 2000, the Company had an unsecured $45 million credit agreement (the "Credit Agreement") with a bank group. On March 24, 2000, the Credit Agreement was amended to increase the total credit facility to $55 million and to extend the maturity date to March 31, 2002. On November 8, 2000, the Credit Agreement was further amended increasing the total credit facility to $70 million and extending the maturity date to March 31, 2003. Borrowings are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate minus 0.5% or the applicable London Inter-Bank Offered Rate (LIBOR) plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios and a limitation on the payment of dividends.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                           Number of Stores      Store Square Footage Comparable
                   ------------------------------ --------------------  Store
                   Beginning               End of    Net       End      Sales
Quarter Ended      Of Period Opened Closed Period  Change   of Period  Increase
-------------      --------- ------ ------ ------ --------  ---------  --------

April 29, 2000        138       6      0     144    78,000  1,668,000    1.4%
July 29, 2000         144      10      0     154   120,000  1,788,000   (2.1%)
October 28, 2000      154       9      1     162    85,000  1,873,000    4.9%
Year-to-date          138      25      1     162   283,000  1,873,000    1.4%

May 1, 1999           111       3      0     114    40,000  1,314,000    3.4%
July 31, 1999         114      12      0     126   142,000  1,456,000    0.6%
October 30, 1999      126      10      0     136   108,000  1,564,000    2.0%
Year-to-date          111      25      0     136   290,000  1,564,000    2.1%



The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:



                               Thirteen     Thirteen    Thirty-nine  Thirty-nine
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                              October 28,  October 30,  October 28,  October 30,
                                 2000         1999         2000         1999
                              -----------  -----------  -----------  -----------

                              -----------  -----------  -----------  -----------
Net sales....................   100.0%       100.0%       100.0%       100.0%
Cost of sales (including
   buying, distribution and
   occupancy costs)              70.4         68.7         70.7         68.9
                              -----------  -----------  -----------  -----------

Gross profit.................    29.6         31.3         29.3         31.1
Selling, general and
   administrative expenses...    23.4         23.5         23.7         23.3
                              -----------  -----------  -----------  -----------
Operating income.............     6.2          7.8          5.6          7.8
Interest expense.............      .7           .3           .8           .3
                              -----------  -----------  -----------  -----------

Income before income taxes...     5.5          7.5          4.8          7.5
Income taxes.................     2.2          3.0          1.9          3.0
                              -----------  -----------  -----------  -----------

Net income...................     3.3%         4.5%         2.9%         4.5%
                              ===========  ===========  ===========  ===========



Net Sales

Net sales increased $20.5 million to $114.7 million in the third quarter of 2000, a 21.7% increase over net sales of $94.2 million in the comparable prior year period. The increase was attributable to a 4.9% comparable store sales increase and the sales generated by the 43 new stores opened since June, 1999, partially offset by the reduction in sales for the one store closed in 1999 and, to a lessor extent, a store that closed in September 2000. The increase in comparable store sales resulted primarily from higher athletic shoe sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales increased $50.2 million to $305.7 million in the first nine months of 2000, a 19.6% increase over net sales of $255.5 million in the comparable prior year period. The increase was attributable to a 1.4% comparable store sales increase and the sales generated by the 53 new stores opened in 1999 and 2000, partially offset by the reduction in sales for two closed stores.

Gross Profit

Gross profit increased $4.5 million to $33.9 million in the third quarter of 2000, a 15.2% increase over gross profit of $29.5 million in the comparable prior year period. The Company's gross profit margin decreased to 29.6% from 31.3%. As a percentage of sales, the merchandise gross profit margin decreased 1.8% and buying, distribution and occupancy costs decreased 0.1%. A promotional retail environment combined with the clearance of spring and summer product depressed the gross margins for the quarter. The reduction in buying, distribution and occupancy costs as a percentage of sales was due to the leveraging of distribution costs over a larger sales base.

Gross profit increased $10.1 million to $89.5 million in the first nine months of 2000, a 12.7% increase over gross profit of $79.4 million in the comparable prior year period. The Company's gross profit decreased to 29.3% from 31.1% last year. As a percentage of sales, the merchandise gross profit margin decreased 1.4% and buying, distribution and occupancy costs increased 0.4%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million to $26.9 million in the third quarter of 2000 from $22.2 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.1% primarily due to the leveraging of the expenses against a higher sales base. Total pre-opening costs in the third quarter of 2000 were $666,000, or 0.6% of sales, as compared to $777,000, or 0.8% of sales, for the third quarter of 1999. Pre-opening expenses incurred were primarily for the stores opened during the quarter. Nine stores were opened in the third quarter of 2000 and ten stores were opened in the third quarter of 1999.

Selling, general and administrative expenses increased $12.9 million to $72.5 million in the first nine months of 2000 from $59.6 million in the comparable prior year period. As a percentage of sales, these expenses increased 0.4% due to higher operating expenses incurred in the second quarter. Total pre-opening costs for the first nine months of 2000 was $1.9 million or 0.6% of sales, as compared to $1.8 million or 0.7% of sales, for the first nine months of 1999. Twenty-five stores were opened in the first nine months of 2000 and 1999.

Interest Expense

The increase in net interest expense in the third quarter and the first nine months of 2000 as compared with the third quarter and the first nine months of 1999 resulted from increased borrowings and a higher effective interest rate.

Income Taxes

The effective income tax rate of 39.5% and 40% in the third quarter and the first nine months of 2000 and 1999, respectively, differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash used in operating activities was $2.7 million during the first nine months of 2000. The decrease resulted from seasonal increases in merchandise inventories and the additional merchandise inventories for the 24 net stores opened in 2000. Excluding changes in operating assets and liabilities, cash provided by operating activities was $17.4 million in the first nine months of 2000.

Working capital increased to $89.4 million at October 28, 2000 from $68.3 million at January 29, 2000 and the current ratio was 3.0 to 1 at October 28, 2000 as compared with 2.7 to 1 at January 29, 2000. Long-term debt as a percentage of total capital was 32.1% at October 28, 2000, compared to 19.3% at January 29, 2000. The increase in working capital and long term debt as a percentage of total capital was primarily due to seasonal fluctuations and the store expansion program.

Capital expenditures net of lease incentives were $12.0 million in the first nine months of 2000 (including $497,000 of capital lease assets). Of these expenditures, approximately $9.2 million was incurred for new stores and $1.3 million was incurred for the remodeling of certain stores. The remaining capital expenditures in the first nine months of 2000 were primarily for various store improvements, merchandise displays and signage enhancements and technology.

The Company has opened 25 stores and closed one store in 2000. Six stores were opened in the first quarter, ten in the second quarter and nine in the third quarter. Additionally, one store was closed in the third quarter. Twenty-eight stores were opened in 1999. Three stores were opened in the first quarter, twelve in the second quarter and ten in the third quarter. The Company will open six additional stores in the fourth quarter of 2000 and close four. Last year during the fourth quarter three stores were opened and one store was closed. In 2001, the Company anticipates opening approximately 15 stores.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at October 28, 2000 were $44.0 million and $3.8 million, respectively. On April 16, 1999, the credit agreement was amended to increase the facility by $10 million to allow for up to $45 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2001. On November 8, 2000, the credit agreement was further amended to increase the total credit facility to $70 million and to extend the maturity date to March 31, 2003.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          4 (iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

          27     Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended October 28, 2000.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

       Date:  December 8, 2000                SHOE CARNIVAL, INC.
                                                  (Registrant)



                                          By:   /s/ W. Kerry Jackson
                                              ----------------------------
                                                    W. Kerry Jackson
                                                    Vice President and
                                                  Chief Financial Officer