Form 10-K405
period 2001-02-03
SHOE CARNIVAL INC
filed 2001-05-04
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:        February 3, 2001

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
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
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

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at May 1, 2001 was approximately $68,835,214 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at May 1, 2001 was 11,983,936.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 14, 2001 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                February 3, 2001

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

Business Strategy

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 53 week period ended February 3, 2001 ("fiscal 2000"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year (on a 52-week basis) were approximately 11,600 square feet, $2.7 million and $237, respectively, each substantially above the industry averages.

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

         Broad Merchandise Assortment. The Company's merchandising strategy is to provide superior value to its customers by offering a broad selection of competitively priced name brand and private label merchandise. The average store carries almost 30,000 pairs of shoes in four general categories -- men's, women's, children's and athletics. The Company buys dress, casual and athletic shoes as well as boots and sandals from a wide variety of vendors. In addition to footwear, Shoe Carnival stores also carry selected accessory items complimentary to the sale of footwear.

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

Expansion Strategy

The majority of the Company's sales and earnings growth is expected to result from the opening of new stores. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in the areas the Company targets for expansion. The Company's strategy is to expand into new markets and to consolidate and improve its market share position in its existing markets through the clustering of stores. Clustering involves the operation of multiple locations in a particular metropolitan area or in several smaller markets located in reasonable proximity to one another. Management believes this strategy enables the Company to obtain economies of scale with respect to advertising, distribution and management costs.

The Company plans to open 15 or 16 stores in 2001. Thereafter, the Company intends to expand at a rate of approximately 20% per year. During fiscal 2001, new stores are expected to be located primarily in the North Central, Midwest, Midsouth and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach, the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

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

The table below sets forth the Company's percentage of sales by product category for fiscal 2000, 1999 and 1998.

                                          2000           1999          1998
                                      -------------  ------------  ------------

Women's                                    27.4%         27.9%         27.4%
Men's                                      17.3          17.4          17.5
Children's                                 15.4          15.6          16.2
Athletic                                   35.0          34.4          34.2
Accessories and Miscellaneous Items         4.9           4.7           4.7
                                      -------------  ------------  ------------

                                          100.0%        100.0%        100.0%
                                      =============  ============  ============

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

The Company directs 59% of its total advertising budget to television and radio, but also utilizes print media (including newspaper inserts and direct mail) and outdoor advertising. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. By widely advertising through newspaper, television and radio prior to a grand opening, the Company strives to make each new store opening a major retail event. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

Store Operations

Management of store operations is the responsibility of the Company's Senior Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store managers. The Company's store management structure is flat relative to most other retailers. This permits the Company to reduce management expense by eliminating the district manager position and delegating more responsibility to store managers. Currently there are two divisions designated as the North and South Divisions. The divisional managers are currently responsible for eleven and ten regions, but ultimately are expected to manage up to fifteen regions. Each regional manager is responsible for the operation of between five and twelve stores and is required to visit each store periodically, concentrating more heavily on under-performing stores. Regional managers collectively meet with their respective divisional manager on a monthly basis, except during peak sales periods, and quarterly with the Senior Vice President - Store Operations and other members of senior management to discuss Company strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a store manager and one to four assistant managers, depending on the sales volume of the store. The sales staff ranges from two to 63 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for virtually all employees. Regional and store manager incentive plans are based primarily upon the sales and profitability of their respective stores as compared to defined goals. Assistant store managers and other store employees earn incentive compensation based on the store exceeding inventory shrinkage goals.

Administrative functions are centrally controlled from corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, distribution and pricing. Regional and store managers are expected and encouraged to provide feedback to all corporate departments to improve efficiencies. Regional and store managers are charged with making merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.

The Company maintains inventory shrinkage rates (.5% of sales in fiscal 2000) substantially below the retail industry average. Management attributes this success to an in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store employees to the achievement of targeted shrinkage levels raises employee awareness of loss prevention.

Store Location and Design

The number of stores opened and closed for fiscal years 2000, 1999 and 1998 are as follows:

   Fiscal Year                              2000          1999          1998
                                         ---------      --------      --------

   Stores open at beginning of year          138           111            92
   Opened during year                         32            28            20
   Closed during year                          5             1             1
                                         ---------      --------      -------

   Stores open at end of year                165           138           111
                                         =========      ========      ========

At February 3, 2001, the Company had 165 stores located in 23 states, primarily in the Midwest, South and Southeastern regions of the United States. Although seven stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

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

As of February 3, 2001, the Company's stores averaged approximately 11,600 square feet, ranging in size from 6,500 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. Currently, the new store prototype calls for between 12,000 and 15,000 square feet but stores in the 8,000 square foot range will be considered. The size of a store is dependent upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $330,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average approximately $75,000 per store.

Distribution

The Company operates a single distribution facility in Evansville, Indiana. A 92,000 square foot addition to the distribution center which began in the Fall of 1998, was completed in 1999 at a total cost of $7.6 million. The expansion doubled the size of the distribution center to 200,000 square feet. Additionally, the Company installed state-of-the-art material handling, picking, sorting equipment and software. The enhanced facility increased the Company's distribution capacity to at least 400 stores.

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

Employees

At February 3, 2001, the Company had approximately 2,850 employees, of which approximately 1,500 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

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

Trademarks

The Company owns the following federally registered trademarks and servicemarks:
Shoe Carnival(R), The Carnival(R), Nuff Said(R), Donna Lawrence(R), Oak Meadow(R), Victoria Spenser(R), Chase and Brittney's(R), Via Nova(R), Fresh Stuff(R), Innocence(R) and Carnival Lites(R). The Company believes its marks are valuable and, accordingly, intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2000 fiscal year.

Executive Officers of the Company

Name                Age                    Position
----------------    ---    -----------------------------------------------------
J. Wayne Weaver      66    Chairman of the Board and Director

Mark L. Lemond       46    President, Chief Executive Officer and Director

Timothy T. Baker     44    Senior Vice President-Store Operations

Clifton E. Sifford   47    Senior Vice President-General Merchandise Manager

W. Kerry Jackson     39    Vice President-Chief Financial Officer and Treasurer

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 2000 and 1999 are as follows:

                                       High               Low
                                   -------------     -------------

Fiscal Year 2000
First Quarter                        $  13.75          $   7.22
Second Quarter                           9.75              4.81
Third Quarter                            7.13              4.75
Fourth Quarter                           7.00              3.94

Fiscal Year 1999
First Quarter                        $  15.50          $   8.88
Second Quarter                          17.13             13.00
Third Quarter                           13.31              8.50
Fourth Quarter                          10.69              7.13



As of March 2, 2001, there were approximately 245 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

No unregistered equity securities were sold by the Company during fiscal 2000.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except share and operating data)

Fiscal years (1)         2000        1999        1998        1997        1996
                      ----------  ----------  ----------  ----------  ----------

Income Statement Data:
 Net sales            $  418,164  $  339,929  $  280,157  $  246,520  $ 233,945
 Cost of sales
   (including buying,
   distribution and
   occupancy costs)      298,233     238,097     196,141     173,953    168,814
                      ----------  ----------  ----------  ----------  ---------

 Gross profit            119,931     101,832      84,016      72,567     65,131
 Selling, general and
   administrative
   expenses              100,692      80,888      66,464      59,438     57,405
 Restructuring credit                                                      (474)
                      ----------  ----------  ----------  ----------  ---------

 Operating income         19,239      20,944      17,552      13,129      8,200
 Interest expense          3,168       1,010         507         912      1,242
                      ----------  ----------  ----------  ----------  ---------

Income before income
   taxes                  16,071      19,934      17,045      12,217      6,958
Income tax expense         6,348       7,973       6,818       4,826      2,818
                      ----------  ----------  ----------  ----------  ---------

Net income            $    9,723  $   11,961  $   10,227  $    7,391  $   4,140
                      ==========  ==========  ==========  ==========  =========

Net income per share:
   Basic              $      .79  $      .90  $      .78  $      .57  $     .32
   Diluted            $      .78  $      .88  $      .76  $      .56  $     .32

Average shares
   outstanding:
     Basic                12,354      13,284      13,150      13,049     13,023
     Diluted              12,455      13,578      13,429      13,238     13,029
-------------------------------------------------------------------------------
Selected Operating
   Data (2):
 Stores open at end
   of year                   165         138         111          92         93
 Square footage of
   store space at
   year-end (000's)        1,911       1,590       1,274       1,021      1,026
 Average sales per
   store (000's)      $    2,744  $    2,744  $    2,791  $    2,720  $   2,543
 Average sales per
   square foot        $      237  $      238  $      250  $      245  $     233
 Comparable store
   sales                    2.5%        1.4%        3.6%        6.1%      (1.1%)
-------------------------------------------------------------------------------
Balance Sheet Data:
 Working capital      $   87,691  $   68,346  $   47,668  $   48,889  $  45,090
 Total assets            187,351     162,853     120,761      96,201     93,926
 Long-term debt and
   other indebtedness     41,137      22,338       1,361       6,133      9,621
 Total shareholders'
   equity                 96,313      93,345      82,667      71,609     63,772
-------------------------------------------------------------------------------

(1) The Company's fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2000, 1999, 1998, 1997, and 1996 relate respectively to the fiscal years ended February 3, 2001, January 29, 2000, January 30, 1999, January 31, 1998,
      and February 1, 1997. Fiscal year 2000 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.


(2) Selected Operating Data has been adjusted to a comparable 52 week basis for 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2000, 1999 and 1998 relate respectively to the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999. Fiscal year 2000 consisted of 53 weeks and fiscal years 1999 and 1998 consisted of 52 weeks.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:

                                           2000          1999           1998
                                       ------------   ------------  ------------

Net sales                                 100.0%        100.0%         100.0%
Cost of sales (including buying,
  distribution and occupancy costs)        71.3          70.0           70.0
                                       ------------   -----------    -----------

Gross profit                               28.7          30.0           30.0
Selling, general and
  administrative expenses                  24.1          23.8           23.7
                                       ------------   -----------    -----------

Operating income                            4.6           6.2            6.3
Interest expense                            0.8           0.3            0.2
                                       ------------   -----------    -----------

Income before income taxes                  3.8           5.9            6.1
Income tax expense                          1.5           2.4            2.4
                                       ------------   -----------    -----------

Net income                                  2.3%          3.5%           3.7%
                                       ============   ===========    ===========


2000 Compared to 1999

Net Sales

Net sales increased $78.2 million to $418.2 million in 2000, a 23.0% increase over net sales of $339.9 million in 1999. The increase was attributable to the sales generated by the 27 stores opened in 2000 (net of five stores closed), the effect of a full year's worth of sales for the 27 stores opened in 1999 (net of one store closed), sales in the additional week included in 2000 and a comparable store sales increase of 2.5%. Increases in comparable store sales were realized in all major footwear categories with the exception of the women's non-athletic category.

Gross Profit

Gross profit increased $18.1 million to $119.9 million in 2000, a 17.8% increase from gross profit of $101.8 million in 1999. The Company's gross profit margin decreased to 28.7% from 30.0% in 1999. As a percentage of sales, the merchandise gross profit margin decreased by 1.0% and buying, distribution and occupancy costs increased by .3%. The decrease in merchandise margins resulted from a decline in the gross profit margins realized from the sale and liquidation of spring season product, particularly sandals and dress shoes. This was partially offset by higher gross margins realized on fall season product, especially women's, men's and children's boots. The increase in the buying, distribution and occupancy costs was largely the result of higher occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.8 million to $100.7 million in 2000 from $80.9 million in 1999. As a percentage of sales, these expenses increased .3% in 2000 primarily as a result of higher advertising costs. The Company's policy is to expense all non-capital pre-opening expenditures as they are incurred. The aggregate of pre-opening expenses for the 32 new stores in 2000 was approximately $2.4 million, or .6% of sales, and $2.1 million, or 0.6% of sales, for the 28 new stores in 1999.

Interest Expense

Interest expense increased to $3.2 million (net of interest income of $49,000) in 2000 from $1.0 million (net of interest income of $32,000) in 1999. The increase was attributable to a higher effective interest rate and increased borrowings used to fund the Company's store expansion and the common share repurchase program. The weighted average interest rate on total debt was 8.2% in 2000 and 7.3% in 1999.

Income Taxes

The effective income tax rate for 2000 was 39.5% and 40% for 1999. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

1999 Compared to 1998

Net Sales

Net sales increased $59.8 million to $339.9 million in 1999, a 21.3% increase over net sales of $280.2 million in 1998. The increase was attributable to the sales generated by the 27 stores opened in 1999 (net of one store closed), the effect of a full year's worth of sales for the 19 stores opened in 1998 (net of one store closed) and a comparable store sales increase of 1.4%. Increases in comparable store sales were realized in all major footwear categories with the exception of the children's category. Average sales per square foot in stores open the full year decreased to $238 in 1999 from $250 in 1998 due to the lower sales productivity of stores opened in 1998.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.4 million to $80.9 million in 1999 from $66.5 million in 1998. As a percentage of sales, these expenses increased 0.1% in 1999 primarily as a result of the higher advertising costs. The Company's policy is to expense all non-capital pre-opening expenditures as they are incurred. The aggregate of pre-opening expenses for the 28 new stores in 1999 was approximately $2.1 million, or 0.6% of sales, and $1.7 million, or 0.6% of sales, for the 20 new stores in 1998.

Interest Expense

Interest expense increased to $1.0 million (net of interest income of $32,000) in 1999 from $507,000 (net of interest income of $46,000) in 1998. The increase in interest expense was attributable to increased borrowings used to fund the Company's store expansion and common share repurchase program in 1999. The weighted average interest rate on total debt was 7.3% in 1999 and 8.5% in 1998.

Income Taxes

The effective income tax rate for 1999 and 1998 was 40%. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                    2000        1999         1998
                                             ---------    --------    ---------

Net income plus depreciation
  and amortization                           $  20,069    $ 20,339    $  16,795
Deferred income taxes                            1,237       1,131          414
Working capital(increases)decreases            (18,100)    (20,787)       1,326
Other operating activities                         (96)       (328)          80
                                             ---------    --------    ---------
Net cash provided by operating activities        3,110         355       18,615
Net cash used in investing activities          (12,979)    (19,441)     (12,487)
Net cash used to repurchase common shares       (7,576)     (2,424)           0
Net cash provided by (used in) other
  financing activities                          18,997      21,241       (5,755)
                                             ---------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents                                    1,552        (269)         373
Cash and cash equivalents at
  beginning of year                              1,675       1,944        1,571
                                             ---------    --------    ---------
Cash and cash equivalents at end of year     $   3,227    $  1,675    $   1,944
                                             =========    ========    =========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $3.1 million, $355,000 and $18.6 million in 2000, 1999 and 1998, respectively. Excluding changes in operating assets and liabilities, $21.2 million, $21.1 million and $17.3 million was provided by operating activities in 2000, 1999 and 1998, respectively. Merchandise inventories increased $18.3 million (17.5%) to $123.0 million at February 3, 2001 compared with $104.7 million at January 29, 2000. The increase in merchandise inventories resulted primarily from the 27 additional stores operated at February 3, 2001(a 19.6% increase).

Working capital was $87.7 million at February 3, 2001 and $68.3 million at January 29, 2000. The current ratio at February 3, 2001 was 3.1 as compared to
2.7 at January 29, 2000. The increase from the prior year was primarily a result of an increase in merchandise inventories. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) increased to 29.9% at February 3, 2001 as compared to 19.3% at January 29, 2000. The increase in long-term debt was used to fund the store expansion program and common share repurchases of $7.6 million.

Capital expenditures, net of lease incentives, were $13.8 million in 2000, $20.3 million in 1999 and $14.6 million in 1998. These amounts include $783,000, $808,000 and $1.9 million of capital lease obligations incurred in 2000, 1999 and 1998, respectively. Of the 2000 expenditures, $10.1 million was incurred for new stores and $1.3 million was incurred for the remodeling of certain stores. The remaining capital expenditures in 2000 were primarily for various store improvements, merchandise display and signage enhancements and technology.

An expansion and upgrade of the Company's distribution center, which began in the Fall of 1998, was completed in 1999 at a total cost of $7.6 million, of which $5.3 million was spent during 1999. The expansion doubled the size of the distribution center to 200,000 square feet. Additionally, the Company installed state-of-the-art material handling, picking and sorting equipment and software. The conversion to the new equipment and systems was completed in the second quarter of 2000 with the completion of personnel training. The enhanced facility increased the Company's distribution capacity to at least 400 stores.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $8 million to $9 million in fiscal 2001. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In fiscal 2001, the Company intends to open 15 or 16 stores at an expected aggregate cost of between $5 million and $6 million. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements along with continued investments in technology.

The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store is expected to average approximately $330,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $75,000 per store. On a per-store basis, for the 32 stores opened during 2000, the initial inventory investment averaged $620,000, capital expenditures averaged $340,000 and pre-opening expenses averaged $75,000.

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

The Company's unsecured credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at February 3, 2001 were $40.0 million and $10.5 million, respectively. On March 24, 2000, the credit agreement was amended to increase the facility by $10 million to allow for up to $55 million in cash advances and commercial letters of credit. The maturity date was also extended to March 31, 2002. On November 8, 2000, the credit agreement was further amended to increase the total credit facility to $70 million and to extend the maturity date to March 31, 2003.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Seasonality

The Company's quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense as incurred. Therefore, the Company's results of operations may be adversely affected in any quarter in which the Company incurs pre-opening expenses related to the opening of new stores.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $370,000 in 2000 and $108,000 in 1999.

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


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc., as of February 3, 2001 and January 29, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
March 2, 2001


Shoe Carnival, Inc.
Consolidated Balance Sheets
                                           February 3,        January 29,
(In thousands)                                2001               2000
                                         ---------------    ---------------
Assets
Current Assets:
   Cash and cash equivalents             $       3,227      $       1,675
   Accounts receivable                           1,067                694
   Merchandise inventories                     123,035            104,730
   Deferred income tax benefit                     728                876
   Other                                         1,434              1,168
                                         -------------      -------------

Total Current Assets                           129,491            109,143
Property and equipment-net                      57,860             53,710
                                         -------------      -------------

Total Assets                             $     187,351      $     162,853
                                         =============      =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $      33,030      $      33,817
   Accrued and other liabilities                 7,896              6,266
   Current portion of long-term debt               874                714
                                         -------------      -------------

Total Current Liabilities                       41,800             40,797
Long-term debt                                  41,137             22,338
Deferred lease incentives                        3,651              3,077
Deferred income taxes                            4,386              3,296
Other                                               64
                                         -------------      -------------

Total Liabilities                               91,038             69,508
                                         -------------      -------------

Shareholders' Equity:
   Common stock, $. 01 par value,
     50,000 shares authorized 13,363
     and 13,345 shares issued                      134                133
   Additional paid-in capital                   64,288             63,683
   Retained earnings                            41,676             31,953
   Treasury stock, at cost, 1,406
     and 292 shares                             (9,785)            (2,424)
                                         -------------      -------------

Total Shareholders' Equity                      96,313             93,345
                                         -------------      -------------

Total Liabilities and Shareholders'
  Equity                                 $     187,351      $     162,853
                                         =============      =============


See notes to consolidated  financial statements



Shoe Carnival, Inc.
Consolidated Statements of Income



(In thousands, except per share data)
Fiscal years ended             February 3,      January 29,      January 30,
                                  2001             2000             1999
                             --------------  ---------------  ---------------

Net sales                    $     418,164   $      339,929   $      280,157
Cost of sales (including
   buying,distribution
   and occupancy costs)            298,233          238,097          196,141
                             -------------   ---------------  --------------

Gross profit                       119,931          101,832           84,016
Selling, general and
   administrative expenses         100,692           80,888           66,464
                             -------------   --------------   --------------

Operating income                    19,239           20,944           17,552
Interest expense                     3,168            1,010              507
                             -------------   --------------   --------------

Income before income taxes          16,071           19,934           17,045
Income tax expense                   6,348            7,973            6,818
                             -------------   --------------   --------------

Net income                   $       9,723   $      11,961    $       10,227
                             =============   ==============   ==============

Net income per share:
   Basic                     $         .79    $         .90    $         .78
   Diluted                   $         .78    $         .88    $         .76

Average shares outstanding:
   Basic                            12,354           13,284           13,150
   Diluted                          12,455           13,578           13,429


See notes to consolidated financial statements



Shoe Carnival, Inc.
Consolidated Statements of Shareholders' Equity


(In thousands)

                         Common Stock      Additional
                    ----------------------  Paid-In   Retained  Treasury
                    Issued Treasury Amount  Capital   Earnings  Stock     Total
                    ------ -------- ------ ---------  --------- --------  -----

Balance at
  January 31, 1998  13,088       0  $   0  $61,844    $ 9,765  $     0  $71,609
Exercise of stock
  options               76                     690                          690
Employee stock
  purchase plan
  purchases             15                     141                          141
Increase in
  par value                           132     (132)
Net income                                             10,227            10,227
                    ------ -------  -----  -------    -------  -------   ------

Balance at
  January 30, 1999  13,179       0    132   62,543     19,992        0   82,667
Exercise of stock
  options              153              1    1,002                        1,003
Employee stock
  purchase plan
  purchases             13                     138                          138
Common stock
  repurchased                 (292)                             (2,424)  (2,424)
Net income                                             11,961            11,961
                    ------ -------  -----  -------    -------  -------  -------

Balance at
  January 29, 2000  13,345    (292)   133   63,683     31,953   (2,424)  93,345
Exercise of stock
  options               18      17      1      605                  90      696
Employee stock
  purchase plan
  purchases                     22                                 125      125
Common stock
  repurchased               (1,153)                             (7,576)  (7,576)
Net income                                              9,723             9,723
                    ------ -------  -----  -------    -------  -------  -------
Balance at
  February 3, 2001  13,363  (1,406) $ 134  $64,288    $41,676  $(9,785) $96,313
                    ====== =======  =====  =======    =======  =======  =======


See notes to consolidated financial statements


Shoe Carnival, Inc.
Consolidated Statements of Cash Flows


(In thousands)
Fiscal years ended

                                         February 3,   January 29,   January 30,
                                            2001          2000          1999
                                         -----------  ------------  ------------
Cash Flows From Operating Activities
Net income                               $   9,723    $  11,961     $   10,227
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          10,346        8,378          6,568
     Loss on retirement of assets              321           35            380
     Deferred income taxes                   1,237        1,131            414
     Other                                    (417)        (363)          (300)
     Changes in operating assets and
     liabilities:
       Merchandise inventories             (18,305)     (29,340)       (15,299)
       Accounts receivable                    (373)        (128)           214
       Accounts payable and accrued
       liabilities                             844        8,628         16,801
       Other                                  (266)          53           (390)
                                         ---------    ---------     ----------
Net cash provided by operating
   activities                                3,110          355         18,615
                                         ---------    ---------     ----------
Cash Flows From Investing Activities
   Purchases of property and equipment     (14,029)     (20,478)       (14,061)
   Lease incentives                          1,048        1,016          1,416
   Other                                         2           21            158
                                         ---------    ---------     ----------
Net cash used in investing activities      (12,979)     (19,441)       (12,487)
                                         ---------    ---------     ----------
Cash Flows From Financing Activities
   Borrowings under line of credit         413,400      203,625        102,675
   Payments on line of credit             (394,400)    (182,625)      (108,375)
   Payments on long-term debt                 (824)        (899)          (886)
   Proceeds from issuance of stock             821        1,140            831
   Common stock repurchased                 (7,576)      (2,424)
                                         ---------    ---------     ----------
Net cash provided by (used in)
  financing activities                      11,421       18,817         (5,755)
                                         ---------    ---------     ----------
Net increase (decrease) in cash and
  cash equivalents                           1,552         (269)          373
Cash and cash equivalents at beginning
  of year                                    1,675        1,944         1,571
                                         ---------    ---------     ----------
Cash and Cash Equivalents at End
  of Year                                $   3,227    $   1,675     $   1,944
                                         =========    =========     =========
Supplemental disclosures of cash flow
  information:
   Cash paid during year for interest    $   2,013    $     901    $      580
   Cash paid during year for income
     taxes                                   4,627        6,443         6,651
   Capital lease obligations incurred          783          808         1,908


See notes to consolidated financial statements

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

The consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiary SCLC, Inc. (collectively the "Company"). Shoe Carnival, Inc., was incorporated on February 25, 1988 under the name of DAR Group Investments,Inc. The Company changed its name to Shoe Carnival,Inc., on January 15, 1993. SCLC, Inc. was incorporated on February 1, 1999. The Company's primary activity is the sale of footwear and related products through Company-operated retail stores in the Midwest, South and Southeastern regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2000, 1999 and 1998 relate respectively to the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999. Fiscal year 2000 consisted of 53 weeks and fiscal years 1999 and 1998 consisted of 52 weeks.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Store Opening Costs

Non-capital expenditures incurred prior to the opening of a new store have been charged to expense in the month the store was opened prior to 1999. Statement of Position ("SOP")98-5, "Reporting on the Costs of Start-up Activities", requires that beginning in 1999 all pre-opening and other start-up costs be expensed in the period incurred. Accordingly, with the adoption of SOP 98-5 in 1999, all pre-opening costs were expensed in the period incurred. This change did not have a material impact on the Company's consolidated financial statements.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the year the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $19.7 million in 2000, $14.8 million in 1999 and $11.5 million in 1998.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income," requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no items requiring separate disclosure in accordance with this statement.

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

Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 will not have a significant impact on the financial position, results of operations or cash flows of the Company.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                                      February 3,         January 29,
                                                2001                2000
                                           -------------       -------------

Land                                       $         205       $         205
Buildings                                          8,953               8,912
Furniture, fixtures and equipment                 50,899              46,615
Leasehold improvements                            33,913              29,601
Equipment under capital leases                     3,818               4,305
                                           -------------       -------------

Total                                             97,788              89,638
Less accumulated depreciation
  and amortization                                39,928              35,928
                                           -------------       -------------

Property and equipment-net                 $      57,860       $      53,710
                                           =============       =============

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                      February 3,         January 29,
                                                2001                2000
                                           -------------       -------------

Employee compensation and benefits         $       2,906       $       1,848
Accrued rent                                       1,863               1,336
Other                                              3,127               3,082
                                           -------------       -------------
Total accrued and other liabilities        $       7,896       $       6,266
                                           =============       =============

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                      February 3,         January 29,
                                                2001                2000
                                           -------------       -------------
Credit agreement                           $      40,000              21,000
Capital lease obligations (see Note 6)             2,011       $       2,052
                                           -------------       -------------
Total                                             42,011              23,052
Less current portion                                 874                 714
                                           -------------       -------------
Total long-term debt, net of
  current portion                          $      41,137       $      22,338
                                           =============       =============

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The Company has an unsecured credit agreement (the "Credit Agreement") with a bank group which allows for both cash advances and the issuance of letters of credit. On April 16, 1999, the Credit Agreement was amended to increase the facility $10 million to a total of $45 million, to adjust certain economic terms and financial covenants and to extend the maturity date to March 31, 2001. On March 24, 2000, the credit agreement was amended to increase the total facility to $55 million and extend the maturity date to March 31, 2002. On November 8, 2000, the credit agreement was further amended to increase the total credit facility to $70 million and to extend the maturity date to March 31, 2003.

Borrowings under the amended facility are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (8.5% at February 3, 2001) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. At February 3, 2001 outstanding letters of credit were approximately $10.5 million.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. One hundred and forty-six leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2004.

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                              2000           1999          1998
                                     -------------  -------------  -------------

Rentals for real property            $      22,102  $      17,394  $      13,822
Equipment rentals                              419            386            437
                                     -------------  -------------  -------------

Total                                $      22,521  $      17,780  $      14,259
                                     =============  =============  =============

Future minimum lease payments at February 3, 2001 are as follows:

(000's)                                 Operating       Capital
Fiscal years                             Leases         Leases
                                     -------------  -------------

2001                                 $      23,371  $       1,008
2002                                        23,205            798
2003                                        21,954            329
2004                                        19,778             98
2005                                        18,140
Thereafter to 2015                          67,677
                                     -------------  -------------

Minimum lease payments               $     174,125          2,233
                                      ============
Less imputed interest at rates
  ranging from 7.5% to 11.6%                                  222
                                                    -------------
Present value of net minimum lease
  payments of which $874 is
  included in current liabilities                   $       2,011
                                                    =============

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                        February 3,       January 29,
                                  2001              2000
                             -------------     -------------

Equipment                    $       3,818     $       4,305
Less accumulated
  amortization                       1,485             2,075
                             -------------     -------------
Equipment under capital
  lease-net                  $       2,333     $       2,230
                             =============     =============


Note 7 - Income Taxes

The provision for income taxes consisted of:

(000's)
Fiscal years                      2000              1999             1998
                             -------------     -------------     -------------

Current:
   Federal                   $       4,518     $       5,857     $       5,591
   State                               593               985               813
                             -------------     -------------     -------------

 Total current                       5,111             6,842             6,404
                             -------------     -------------     -------------

Deferred:
   Federal                           1,096               990               375
   State                               141               141                39
                             -------------     -------------     -------------

 Total deferred                      1,237             1,131               414
                             -------------     -------------     -------------

 Total provision             $       6,348     $       7,973     $       6,818
                              ============      ============      ============

Included in other current assets are income tax receivables in the amounts of $1,000 and $7,000 as of February 3, 2001 and January 29, 2000, respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                      2000              1999             1998
                             -------------     -------------     -------------

U.S. Federal statutory
   tax rate                       35.0%             35.0%            35.0%
State and local income
   taxes, net of federal
   tax benefit                     5.0               5.1              5.1
Other                             (0.5)             (0.1)            (0.1)
                             -------------     -------------     -------------

Effective income tax rate         39.5%             40.0%            40.0%
                             =============     =============     =============

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                            February 3,      January 29,
                                                      2001              2000
                                                 -------------    -------------

Deferred tax assets:
   Accrued rent                                  $         653    $         524
   Accrued compensation                                    252              241
   Federal net operating loss carryforward                  87              131
   Lease incentives                                         37               10
   Other                                                   171              149
                                                 -------------    -------------

   Total deferred tax assets                     $       1,200    $       1,055
                                                 =============    =============

Deferred tax liabilities:
   Depreciation                                  $       2,484    $       1,781
   Purchase accounting adjustments                         788              844
   Inventory valuation                                     559              190
   Inventory purchase discounts                          1,027              660
                                                 -------------    -------------

   Total deferred tax liabilities                $       4,858    $       3,475
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

Employee and Company contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of five years of participation in the Retirement Plan. Contributions charged to expense in 2000, 1999 and 1998 were $334,000, $256,000 and $199,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 2000, 22,000 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares totaled approximately $125,000.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Deferred Compensation Plan

In 2000 the Company established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Company sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, the Company can match a portion of the employees' contributions which would be subject to vesting requirements. The plan is currently unfunded. Compensation expense for the Company's match and earnings on the deferred amounts for 2000 were $18,000. Total deferred compensation liability at February 3, 2001 was $64,000.

Note 9 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 3, 2001, 124,872 shares of unissued common stock were reserved for future grants under the plan.

Outside Directors Stock Option Plan

Effective March 4, 1999, the Company's Board of Directors approved the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock). The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of the Company's common stock at the market price on the date of grant. The option will vest six months from the grant date and expire ten years from the date of grant. At February 3, 2001, 21,000 shares of unissued common stock were reserved for future grants under the plan.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, the Company's Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"). The 2000 Plan reserves for issuance 1,000,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 2000 Plan. The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 3, 2001, 570,000 shares of unissued common stock were reserved for future grants under the plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the 1993 Plan, the Directors Plan or the 2000 Plan.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Fiscal years                       2000               1999              1998
                              -------------      -------------     -------------

Risk free interest rate            5.9%               5.4%              5.6%
Expected dividend yield            0.0%               0.0%              0.0%
Expected volatility               71.5%              72.1%             74.3%
Expected term                     5 Years            5 Years           5 Years

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(000's, except per share data)
Fiscal years                       2000             1999              1998
                              -------------    -------------      -------------

Pro forma net income          $       8,675    $      11,243      $       9,832
Pro forma net income
   per share-Basic            $         .70    $         .85      $         .75
Pro forma net income
   per share-Diluted          $         .70    $         .83      $         .73

The weighted-average fair value of options granted was $3.68, $7.03 and $7.12 for 2000, 1999 and 1998, respectively.


The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended February 3, 2001:
                                                           Weighted Average
                                  Shares                    Exercise Price
                       --------------------------    ---------------------------
                       Outstanding    Exercisable    Outstanding    Exercisable
                       -----------    -----------    -----------    -----------

Balance at
  January 31, 1998         727,468       507,683      $ 6.21          $ 6.52
    Granted                212,500                     11.00
    Cancelled               (2,767)                     9.39
    Exercised              (79,927)                     6.68
                        ----------                    ------
Balance at
  January 30, 1999         857,274       517,842        7.34          $ 6.30
    Granted                322,750                     11.09
    Cancelled              (18,094)                    10.32
    Exercised             (152,584)                     6.58
                        ----------                    ------
Balance at
  January 29, 2000       1,009,346       534,382        8.60          $ 6.68
    Granted                579,800                      5.79
    Cancelled              (66,750)                     9.80
    Exercised              (35,735)                     8.96
                        ----------                    ------
Balance at
  February 3, 2001       1,486,661       656,131      $ 7.50          $ 7.66
                        ==========                    ======

The following table summarizes information regarding outstanding and exercisable options at February 3, 2001:

                           Options Outstanding             Options Exercisable
                   ----------------------------------   ------------------------
                                 Weighted    Weighted                   Weighted
                   Number        Average     Average     Number         Average
Range of           of Options    Remaining   Exercise    of Options     Exercise
Exercise Price     Outstanding   Life        Price       Exercisable    Price
----------------   -----------   ---------   --------    -----------    --------

$  4.25 -  6.00       815,649        7.8       $ 5.21        377,274      $ 5.55
$  6.25 - 10.88       227,800        7.0       $ 8.62         74,558      $ 8.72
$ 11.00 - 11.13       426,212        7.7       $11.08        195,299      $11.06
$ 11.63 - 17.25        17,000        6.2       $13.29          9,000      $13.51

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 10 - Shareholders' Equity

On January 7, 2000, the Company's Board of Directors authorized a share repurchase program that allowed the Company to purchase up to $10 million of the outstanding common stock. During 1999 the Company purchased 291,900 shares at an approximate cost of $2.4 million. An additional 1,153,450 shares were purchased in 2000 at an approximate cost of $7.6 million to complete the repurchase program.

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

The Company purchased approximately $352,000 and $798,000 of merchandise from LC Footwear, LLC in 2000 and 1999, respectively. Commissions paid to PL Footwear, Inc. were $1.2 million, $1.1 million and $912,000 in 2000, 1999 and 1998, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2000 and 1999 include results for 13 weeks except for the fourth quarter of 2000 which includes results for 14 weeks. The following table summarizes results for 2000 and 1999:

(000's, except per share data)
                                      First      Second      Third       Fourth
2000                                 Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------

Net sales                          $  95,405    $ 95,611   $ 114,710   $ 112,438
Gross profit                          28,193      27,391      33,929      30,418
Operating income                       6,250       3,655       7,071       2,263
Net income                             3,431       1,746       3,805         741
Net income per share - Basic       $     .26    $    .14   $     .32   $     .06
Net income per share - Diluted     $     .26    $    .14   $     .32   $     .06

(000's, except per share data)
                                      First      Second      Third       Fourth
1999                                 Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------

Net sales                          $  78,111    $ 83,206   $  94,223   $  84,389
Gross profit                          24,858      25,094      29,455      22,425
Operating income                       6,890       5,630       7,291       1,133
Net income                             4,044       3,264       4,233         420
Net income per share - Basic       $     .31    $    .25   $     .32   $     .03
Net income per share - Diluted     $     .30    $    .24   $     .31   $     .03

                              SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Charged
                                 Balance at      (Credited) to      Balance at
                                  Beginning         Costs and         End of
           Descriptions           of Period         Expenses          Period
           ------------         ------------     -------------     ------------

Year ended January 30, 1999
    Reserve for sales returns
       and allowances           $    114,492     $          0      $     114,492
    Inventory reserve           $  1,425,000     $    175,000      $   1,600,000

Year ended January 29, 2000
    Reserve for sales returns
       and allowances           $    114,492     $          0      $     114,492
    Inventory reserve           $  1,600,000     $          0      $   1,600,000

Year ended February 3, 2001
    Reserve for sales returns
       and allowances           $    114,492     $          0      $     114,492
    Inventory reserve           $  1,600,000     $    550,000          2,150,000


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a).1. Financial Statements:

             The following financial statements of the Company are set forth in
             Part II, Item 8.

             Report of Management

             Independent Auditors' Report

             Consolidated Balance Sheets at February 3, 2001 and
             January 29, 2000

             Consolidated Statements of Income for the years ended February 3, 2001, January 29, 2000 and January 30,1999

             Consolidated Statements of Shareholders' Equity for the years ended February 3, 2001, January 29, 2000 and January 30, 1999

             Consolidated Statements of Cash Flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

      (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended February 3, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Shoe Carnival, Inc.


Date:    April 30, 2001             By:         /s/ Mark L. Lemond
                                      ------------------------------------------
                                                    Mark L. Lemond
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----

/s/ J. Wayne Weaver         Chairman of the Board and Director    April 30, 2001
------------------------
J. Wayne Weaver

/s/ Mark L. Lemond          President, Chief Executive Officer    April 30, 2001
------------------------    and Director
Mark L. Lemond              (Principal Executive Officer)


/s/ William E. Bindley      Director                              April 30, 2001
------------------------
William E. Bindley

/s/ Gerald W. Schoor        Director                              April 30, 2001
------------------------
Gerald W. Schoor

/s/ W. Kerry Jackson        Vice President - Chief Financial      April 30, 2001
------------------------    Officer and Treasurer
W. Kerry Jackson            (Principal Financial and Accounting
                            Officer)

                                INDEX TO EXHIBITS


Exhibit
No.                                     Description
-----         ------------------------------------------------------------------

 3-A       (1)(i) Restated Articles of Incorporation of Registrant

           (2)(ii) Articles of Amendment of Restated Articles of Incorporation of Registrant

 3-B       (3)By-laws of Registrant, as amended to date

   4       (4)(i) Amended and Restated Credit Agreement and Promissory Notes
              dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

           (5)(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

           (6)(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

10-D*      (7)1989 Stock Option Plan of Registrant and amendments to such Plan

10-E*      (8)1993 Stock Option and Incentive Plan of Registrant, as amended

10-F*      (7)Executive Incentive Compensation Plan of Registrant

10-G*      (9)Outside Directors Stock Option Plan

10-I       (7)Non-competition Agreement dated as of January 15, 1993, between
              Registrant and J. Wayne Weaver

10-K       (7)Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including: (i) Exercise Notice; (ii) Subscription Agreement; (iii) Promissory Note; (iv) Pledge Agreement; (v) Stock Power

10-L*      (8)Employee Stock Purchase Plan of Registrant, as amended

10-M*     (10)Consulting agreement dated May 28, 1997, between Registrant and
              David H. Russell

10-N*     (11)Employment agreement dated April 14, 1997, between Registrant and
              Clifton E. Sifford

10-O*     (12)2000 Stock Option and Incentive Plan of Registrant

  21          A list of subsidiaries of Shoe Carnival, Inc.

  23          Written consent of Deloitte & Touche LLP

---------------------------------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as exhibit number 3.1 to the Company's current report on Form 8-K dated July 17, 1996 is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996 is incorporated herein by reference.

(4) The copy of this exhibit as exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(5) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.

(7) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1
         (Registration No. 33-57902) is incorporated herein by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

(9) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

(10) The copy of this exhibit filed as the same exhibit number to the Company's current Report on Form 8-K dated June 9, 1997 is incorporated herein by reference.

(11) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 is incorporated herein by reference.

(12) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-60114) is incorporated herein by reference.