Form 10-Q
period 2001-05-05
SHOE CARNIVAL INC
filed 2001-06-19
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     May 5, 2001

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


                                     Indiana
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   35-1736614
--------------------------------------------------------------------------------
                  (IRS Employer Identification Number)


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

Common Stock, $.01 par value, 12,031,518 shares outstanding as of June 11, 2001.



--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
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




                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                             May 5,     February 3,   April 29,
                                              2001          2001        2000
                                           ----------   ----------   ----------
                                                      (In thousands)

                                     ASSETS
                                    --------
Current Assets:
   Cash and cash equivalents.............  $    3,677   $    3,227   $    2,767
   Accounts receivable...................         706        1,067          624
   Merchandise inventories...............     128,158      123,035      111,980
   Deferred income tax benefit...........         755          728          795
   Other.................................       3,495        1,434        1,476
                                           ----------   ----------   ----------
Total Current Assets.....................     136,791      129,491      117,642
Property and equipment-net...............      57,636       57,860       55,503
                                           ----------   ----------   ----------
Total Assets.............................  $  194,427   $  187,351   $  173,145
                                           ==========   ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
   Accounts payable......................  $   31,843   $   33,030   $   28,781
   Accrued and other liabilities.........      11,665        7,896        9,255
   Current portion of long-term debt.....         913          874          776
                                           ----------   ----------   ----------
Total Current Liabilities................      44,421       41,800       38,812
Long-term debt...........................      40,976       41,137       31,331
Deferred lease incentives................       4,035        3,651        3,187
Deferred income taxes....................       4,090        4,386        3,487
Other....................................         130           64
                                           ----------   ----------   ----------
Total Liabilities........................      93,652       91,038       76,817
                                           ----------   ----------   ----------

Shareholders' Equity:
    Common stock,  $.01 par value,
       50,000 shares authorized,
       13,363 shares issued at
       May 5, 2001, February 3,
       2001 and April 29, 2000...........         134          134          133
   Additional paid-in capital............      64,289       64,288       64,279
   Retained earnings.....................      45,966       41,676       35,384
   Treasury stock, at cost, 1,379, 1,406 and 410 shares at May 5, 2001, February
       3,
       2001 and April 29, 2000...........      (9,614)      (9,785)      (3,468)
                                           ----------   ----------   ----------
Total Shareholders' Equity...............     100,775       96,313       96,328
                                           ----------   ----------   ----------
Total Liabilities and Shareholders'
  Equity.................................  $  194,427   $  187,351   $  173,145
                                           ==========   ==========   ==========




            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                Thirteen          Thirteen
                                               Weeks Ended       Weeks Ended
                                               May 5, 2001      April 29, 2000
                                              -------------     --------------
                                           (In thousands, except per share data)

Net sales.................................     $   117,186      $    95,405
Cost of sales (including
    buying, distribution and
    occupancy costs)......................          82,230           67,212
                                               -----------      -----------

Gross profit..............................          34,956           28,193
Selling, general and
    administrative expenses...............          27,287           21,943
                                               -----------      -----------

Operating income..........................           7,669            6,250
Interest expense, net.....................             805              579
                                               -----------      -----------

Income before income taxes................           6,864            5,671
Income taxes..............................           2,574            2,240
                                               -----------      -----------

Net income................................     $     4,290      $     3,431
                                               ===========      ===========

Net income per share:
   Basic..................................     $       .36      $       .26
                                               ===========      ===========
   Diluted................................     $       .35      $       .26
                                               ===========      ===========

Average shares outstanding:
   Basic..................................          11,971           12,974
                                               ===========      ===========
   Diluted................................          12,303           13,149
                                               ===========      ===========




            See Notes to Condensed Consolidated Financial Statements






                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                             Common Stock Additional
                    -----------------------  Paid-In  Retained Treasury
                    Issued  Treasury Amount  Capital  Earnings  Stock     Total
                    ------  -------- ------  -------  -------- --------   -----
                                        (In thousands)

Balance at
  February 3, 2001. 13,363  (1,406)  $  134  $64,288  $ 41,676 $(9,785) $ 96,313
Exercise of
  stock options...              23                1                140       141
Employee stock
  purchase
  plan purchases...              4                                  31        31
Net income ........                                      4,290             4,290
                    ------  ------   ------  -------  -------- -------  --------
Balance at
  May 5, 2001...... 13,363  (1,379)  $  134  $64,289  $ 45,966 $(9,614) $100,775
                    ======  =======  ======  =======  ======== ======== ========

















            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                    Thirteen        Thirteen
                                                   Weeks Ended     Weeks Ended
                                                   May 5, 2001   April 29, 2000
                                                   -----------   --------------
                                                          (In thousands)

Cash flows from operating activities:
   Net income....................................  $     4,290     $    3,431
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization...............        2,670          2,400
     Loss on retirement of assets................          126
     Deferred income taxes.......................         (323)           272
     Other  .....................................          (59)           (78)
     Changes in operating assets and liabilities:
       Merchandise inventories..................        (5,123)        (7,251)
       Accounts receivable.......................          360             70
       Accounts payable and accrued liabilities..        2,582         (2,027)
       Prepaid expenses and other current assets.       (2,061)          (326)
                                                   -----------     ----------

Net cash provided by (used in) operating
   activities....................................        2,462         (3,509)
                                                   -----------     ----------

Cash flows from investing activities:
   Purchases of property and equipment...........       (2,476)        (3,959)
   Lease incentives..............................          507            186
                                                   -----------     ----------

Net cash used in investing activities............       (1,969)        (3,773)
                                                   -----------     ----------

Cash flows from financing activities:
   Borrowings under line of credit...............      131,725         99,925
   Payments on line of credit....................     (131,725)       (90,925)
   Payments on capital lease obligations.........         (215)          (178)
   Proceeds from issuance of stock...............          172            596
   Purchase of treasury stock....................                      (1,044)
                                                   -----------     ----------

Net cash (used in) provided by financing
   activities....................................          (43)         8,374
                                                   -----------     ----------

Net increase in cash and cash equivalents........          450          1,092
Cash and cash equivalents at beginning of period.        3,227          1,675
                                                   -----------     ----------

Cash and cash equivalents at end of period.......  $     3,677     $    2,767
                                                   ===========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest..........  $       951     $      576
   Cash paid during period for income taxes......  $         0     $       59
   Capital lease obligations incurred............  $        93     $      232





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

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 2000 Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                        Number of Stores        Store Square Footage  Comparable
                ------------------------------  --------------------    Store
                Beginning               End of    Net         End       Sales
Quarter Ended   Of Period Opened Closed Period  Change     of Period   Increase
-------------   --------- ------ ------ ------  ------     --------- -----------

May 5, 2001         165      3     0     168    26,000     1,937,000     2.3%

April 29, 2000      138      6     0     144    78,000     1,668,000     1.4%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:


                                                    Thirteen        Thirteen
                                                   Weeks Ended     Weeks Ended
                                                   May 5, 2001   April 29, 2000
                                                   -----------   --------------

Net sales.......................................       100.0%           100.0%
Cost of sales (including buying,
    distribution and occupancy costs)...........        70.2             70.5
                                                   ---------       ----------

Gross profit....................................        29.8             29.5
Selling, general and administrative
    expenses....................................        23.3             23.0
                                                   ---------       ----------

Operating income................................         6.5              6.5
Interest expense................................          .6               .6
                                                   ---------       ----------

Income before income taxes......................         5.9              5.9
Income taxes....................................         2.2              2.3
                                                   ---------       ----------

Net income......................................         3.7%             3.6%
                                                   =========       ==========


Net Sales

Net sales increased $21.8 million to $117.2 million in the first quarter of 2001, a 22.8% increase over net sales of $95.4 million in the comparable prior year period. The increase was attributable to a 2.3% comparable store sales increase and the sales generated by the 30 new stores opened in 2000 and 2001 (net of five stores closed).

Gross Profit

Gross profit increased $6.8 million to $35.0 million in the first quarter of 2001, a 24.0% increase over gross profit of $28.2 million in the comparable prior year period. The Company's gross profit margin increased to 29.8% from 29.5% in the prior year. As a percentage of sales, the merchandise gross profit margin was flat with last year and buying, distribution and occupancy costs decreased 0.3%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.3 million to $27.3 million in the first quarter of 2001 from $21.9 million in the comparable prior year period. As a percentage of sales, these expenses increased to 23.3% from 23.0% in the prior year. Excluding a charge for store relocation costs of $388,000 in the first quarter of 2001, selling, general and administrative expenses as a percentage of sales remained unchanged from last year at 23.0%. Total pre-opening costs in the first quarter of 2001 were $187,000 or 0.2% of sales, as compared to $451,000 or 0.5%, of sales in the first quarter of 2000.

Interest Expense

The increase in net interest expense to $805,000 in the first quarter of 2001 from $579,000 in the first quarter of 2000 resulted from increased borrowings.

Income Taxes

The effective income tax rate of 37.5% in the first quarter of 2001 and 39.5% in the first quarter of 2000 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $2.5 million during the first quarter of 2001. Excluding changes in operating assets and liabilities, cash provided by operating activities was $6.7 million in the first quarter of 2001. Merchandise inventories increased $5.1 million to $128.2 million at May 5, 2001 from $123.0 million at February 3, 2001. The increase in merchandise inventories was primarily due to seasonal fluctuations and the addition of three stores in the first quarter of 2001.

Working capital increased to $92.4 million at May 5, 2001 from $87.7 million at February 3, 2001. The current ratio was 3.1 to 1 at May 5, 2001 and February 3, 2001. Long-term debt as a percentage of total capital was 28.9% at May 5, 2001 compared with 29.9% at February 3, 2001. The increase in working capital was primarily due to seasonal fluctuations.

Capital expenditures, net of lease incentives, were $2.1 million in the first quarter of 2001. Of these expenditures, $1.2 million was incurred for new stores and $500,000 was incurred for the relocation of two stores. The remaining capital expenditures in the first quarter of 2001 were primarily for the remodeling of certain stores, merchandise display and signage enhancements and improvements to computer systems.

The Company intends to open 17 or 18 stores in 2001, including the three stores opened in the first quarter. Six or seven stores are expected to be opened in the second quarter with the remaining store openings in the third quarter. Six stores were opened in the first quarter of 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store are expected to average approximately $330,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $75,000 per store.

The Company's credit facility provides for a combination of cash advances on a revolving basis and the issuance of commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at May 5, 2001 were $40.0 million and $2.8 million, respectively.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to Vote of Security Holders

           The annual meeting of the common shareholders of the Company was held June 14, 2001.

           Election of Directors

           Mark L. Lemond and James A. Aschleman were each elected at the annual meeting to serve as a Director of the Company for a three year term. Messrs. Lemond and Aschleman received 11,325,256 and 11,437,461 votes, respectively, in favor of their election. No votes were cast against the election of either nominee.

           Other Matters Voted Upon at the Meeting

           Deloitte & Touche LLP was appointed as auditor for the Company for 2001. 11,481,275 votes were cast in favor, 3,272 votes were cast against and 18,699 abstentions were recorded with respect to such appointment.


Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

           None

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended May
           5, 2001

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  June 18,  2001                                SHOE CARNIVAL, INC.
                                                         (Registrant)



                                            By:      /s/ W. Kerry Jackson
                                               ------------------------------
                                                         W. Kerry Jackson
                                                    Senior Vice President and
                                                     Chief Financial Officer