Form 10-Q
period 2001-08-04
SHOE CARNIVAL INC
filed 2001-09-18
CIK 895447

10

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      August 4, 2001

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

Common Stock, $.01 par value, 12,209,352 shares outstanding as of September 10, 2001.



--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Part I   Financial Information
         Item 1 - Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets ........................    3
           Condensed Consolidated Statements of Income...................    4
           Condensed Consolidated Statement of Shareholders' Equity......    5
           Condensed Consolidated Statements of Cash Flows...............    6
           Notes to Condensed Consolidated Financial Statements..........    7

         Item 2 - Management's Discussion and Analysis................... 8-11

Part II  Other Information

         Item 4. Submission of Matters to Vote of Security Holders.......   12
         Item 6. Exhibits and Reports on Form 8-K........................   12

         Signature  .....................................................   13



                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                              August 4,  February 3,   July 29,
                                                 2001        2001        2000
                                             ----------  -----------   --------
                                                        (In thousands)

                                     ASSETS

Current Assets:
   Cash and cash equivalents................ $    6,748  $    3,227  $    3,358
   Accounts receivable......................        714       1,067         631
   Merchandise inventories..................    142,528     123,035     123,791
   Deferred income tax benefit..............        687         728         701
   Other....................................      2,871       1,434       1,794
                                             ----------  ----------  ----------
Total Current Assets........................    153,548     129,491     130,275
Property and equipment-net..................     59,233      57,860      56,796
                                             ----------  ----------  ----------
Total Assets................................ $  212,781  $  187,351  $  187,071
                                             ==========  ==========  ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................... $   42,535  $   33,030   $  32,549
   Accrued and other liabilities............     11,092       7,896       7,038
   Current portion of long-term debt........        946         874         786
                                             ----------  ----------  ----------
Total Current Liabilities...................     54,573      41,800      40,373
Long-term debt..............................     45,798      41,137      45,749
Deferred lease incentives...................      4,229       3,651       3,079
Deferred income taxes.......................      3,660       4,386       3,693
Other.......................................        192          64           0
                                             ----------  ----------  ----------
Total Liabilities...........................    108,452      91,038      92,894
                                             ----------  ----------  ----------

Shareholders' Equity:
   Common stock,  $.01 par value, 50,000
      shares authorized, 13,363 shares
      issued at August 4, 2001,
      February 3, 2001 and
      July 29, 2000.........................        134         134         134
   Additional paid-in capital...............     64,289      64,288      64,283
   Retained earnings........................     48,468      41,676      37,130
   Treasury stock, at cost, 1,218, 1,406
      and 1,015 shares at August 4, 2001,
      February 3, 2001 and July 29, 2000 ...     (8,562)     (9,785)     (7,370)
                                             ----------  ----------  ----------
Total Shareholders' Equity..................    104,329      96,313      94,177
                                             ----------  ----------  ----------
Total Liabilities and Shareholders' Equity.. $  212,781  $  187,351  $  187,071
                                             ==========  ==========  ==========




            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                Thirteen     Thirteen    Twenty-six   Twenty-six
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                               August 4,     July 29,    August 4,     July 29,
                                  2001         2000         2001         2000
                              -----------  -----------  -----------  -----------
                                    (In thousands, except per share data)

Net sales...................  $  113,986   $  95,611    $  231,172   $  191,016
Cost of sales (including
   buying, distribution
   and occupancy costs).....      81,732      68,220       163,962      135,432
                              ----------   ---------    ----------   ----------

Gross profit................      32,254      27,391        67,210       55,584
Selling, general and
   administrative expenses..      27,625      23,736        54,912       45,679
                              ----------   ---------    ----------   ----------

Operating income............       4,629       3,655        12,298        9,905
Interest expense, net.......         626         769         1,431        1,348
                              ----------   ---------    ----------   ----------

Income before income taxes..       4,003       2,886        10,867        8,557
Income taxes................       1,501       1,140         4,075        3,380
                              ----------   ---------    ----------   ----------

Net income..................  $    2,502   $   1,746    $    6,792   $    5,177
                              ==========   =========    ==========   ==========

Net income per share:
    Basic...................  $      .21   $     .14    $      .57   $      .41
                              ==========   =========    ==========   ==========
    Diluted.................  $      .20   $     .14    $      .55   $      .40
                              ==========   =========    ==========   ==========

Average shares outstanding:
    Basic...................      12,066      12,543        12,018       12,758
                              ==========   =========    ==========   ==========
    Diluted.................      12,467      12,583        12,389       12,880
                              ==========   =========    ==========   ==========





            See Notes to Condensed Consolidated Financial Statements




                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                         Common Stock     Additional
                    ----------------------  Paid-In   Retained Treasury
                    Issued Treasury Amount  Capital   Earnings   Stock    Total
                    ------ -------- ------ ---------- -------- -------- --------
                                          (In thousands)

Balance at
  February 3, 2001. 13,363  (1,406) $  134 $  64,288  $ 41,676 $(9,785) $ 96,313
Exercise of
  stock options....            181                 1             1,158     1,159
Employee stock
  purchase
  plan purchases...              7                                  65        65
Net income ........                                      6,792             6,792
                    ------ -------  ------ ---------  -------- -------  --------
Balance at
  August 4, 2001... 13,363  (1,218) $  134 $  64,289  $ 48,468 $(8,562) $104,329
                    ====== =======  ====== =========  ======== =======  ========







            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                       Twenty-six   Twenty-six
                                                       Weeks Ended  Weeks Ended
                                                        August 4,     July 29,
                                                          2001          2000
                                                       -----------  -----------
                                                            (In thousands)

Cash flows from operating activities:
   Net income........................................  $    6,792   $    5,177
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization...................       5,414        4,952
     Loss on retirement of assets....................         127           26
     Deferred income taxes...........................        (685)         572
     Other  .........................................        (130)        (174)
     Changes in operating assets and liabilities:
        Merchandise inventories......................     (19,493)     (19,061)
       Accounts receivable...........................         353           63
       Accounts payable and accrued liabilities......      12,719         (509)
       Other.........................................      (1,455)        (626)
                                                       ----------   ----------

Net cash provided by (used in) operating activities..       3,642       (9,580)
                                                       ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment...............      (6,735)      (7,686)
   Lease incentives..................................         831          186
   Other.............................................           0            2
                                                       ----------   ----------

Net cash used in investing activities................      (5,904)      (7,498)
                                                       ----------   ----------

Cash flows from financing activities:
   Borrowings under line of credit...................     259,525      198,600
   Payments on line of credit........................    (254,525)    (175,100)
   Payments on capital lease obligations.............        (441)        (393)
   Proceeds from issuance of stock...................       1,224          721
   Purchase of treasury stock........................           0       (5,067)
                                                       ----------   ----------

Net cash provided by financing activities............       5,783       18,761
                                                       ----------   ----------

Net increase in cash and cash equivalents............       3,521        1,683
Cash and cash equivalents at beginning of period.....       3,227        1,675
                                                       ----------   ----------

Cash and cash equivalents at end of period...........  $    6,748   $    3,358
                                                       ==========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest..............  $    1,599   $    1,341
   Cash paid during period for income taxes..........  $    5,206   $    2,076
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred................  $      174   $      377



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

Note 2 - New Accounting Pronoucements

In June 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards but does not anticipate the adoption will have any material effect on its financial position and results of operations.








                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                         Number of Stores        Store Square Footage
                -------------------------------  -------------------- Comparable
                Beginning                End of    Net         End   Store Sales
Quarter Ended   of Period  Opened Closed Period  Change     of Period  Increase
-------------   ---------- ------ ------ ------  ------     --------- ----------

May 5, 2001         165       3     0     168     26,000    1,937,000     2.3%
August 4, 2001      168      10     0     178    123,000    2,060,000     2.1%
Year-to-date        165      13     0     178    149,000    2,060,000     2.1%

April 29, 2000      138       6     0     144     78,000    1,668,000     1.4%
July 29, 2000       144      10     0     154    120,000    1,788,000    (2.1%)
Year-to-date        138      16     0     154    198,000    1,788,000     (.4%)


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                               Thirteen     Thirteen    Twenty-six   Twenty-six
                              Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                               August 4,     July 29,    August 4,     July 29,
                                 2001          2000         2001         2000
                              -----------  -----------  -----------  -----------
Net sales...................      100.0%       100.0%       100.0%      100.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)...........       71.7         71.4         70.9        70.9
                               --------   ----------   ----------   ---------

Gross profit................       28.3         28.6         29.1        29.1
Selling, general and
   administrative expenses..       24.2         24.8         23.8        23.9
                               --------   ----------   ----------   ---------

Operating income............        4.1          3.8          5.3         5.2
Interest expense............         .6           .8           .6          .7
                               --------   ----------   ----------   ---------

Income before income taxes..        3.5          3.0          4.7         4.5
Income taxes................        1.3          1.2          1.8         1.8
                               --------   ----------   ----------   ---------

Net income..................        2.2%         1.8%         2.9%        2.7%
                               ========   ==========   ==========   =========


Net Sales

Net sales increased $18.4 million to $114 million in the second quarter of 2001, a 19.2% increase over net sales of $95.6 million in the comparable prior year period. The increase was attributable to a 2.1% comparable store sales increase and the sales generated by the 38 new stores opened since March 2000 (net of five stores closed).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net sales increased $40.2 million to $231.2 million in the first half of 2001, a 21% increase over net sales of $191 million in the comparable prior year period. The increase was attributable to a 2.1% comparable store sales increase and the sales generated by the 40 new stores opened in 2000 and 2001 (net of five stores closed).

Gross Profit

Gross profit increased $4.9 million to $32.3 million in the second quarter of 2001, a 17.8% increase over gross profit of $27.4 million in the comparable prior year period. The Company's gross profit margin decreased to 28.3% from 28.6%. As a percentage of sales, the merchandise gross profit margin decreased 0.3% and buying, distribution and occupancy costs was flat with last year. The decrease in the merchandise gross profit margin was due to a decline in the sales and gross margin obtained on the sale of sandals and opened-up women's footwear for the quarter.

Gross profit increased $11.6 million to $67.2 million in the first half of 2001, a 20.9% increase over gross profit of $55.6 million in the comparable prior year period. The Company's gross profit margin was consistent with last year at 29.1%. As a percentage of sales, the merchandise gross profit margin decreased 0.2% and buying, distribution and occupancy costs decreased 0.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.9 million to $27.6 million in the second quarter of 2001 from $23.7 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.6 percent to
24.2 percent from 24.8 percent last year. Selling, general and administrative expenses for the second quarter of last year included a charge of $220,000, or
0.2 percent of sales, for the closing of one store. Although the same number of stores were opened in the second quarter of 2001 as were opened in the second quarter of 2000, pre-opening expenses declined by $118,000 or 0.2 percent of sales. This reduction resulted principally from lower grand opening advertising costs and lower pre-opening payroll costs. A combination of other efficiencies constituted the remainder of the cost savings. Total pre-opening costs in the second quarter of 2001 were $667,000 or 0.6% of sales, as compared to $785,000 or 0.8% of sales, for the second quarter of 2000.

Selling, general and administrative expenses increased $9.2 million to $54.9 million in the first half of 2001 from $45.7 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.8% from 23.9% last year. Total pre-opening costs in the first half of 2001 were $854,000 or 0.4% of sales, as compared to $1.2 million or 0.6% of sales, in the first half of 2000. Thirteen stores were opened in the first half of 2001 and sixteen stores were opened in the first half of 2000.

Interest Expense

The decrease in net interest expense in the second quarter of 2001 as compared with the second quarter of 2000 resulted from a lower effective interest rate.

The increase in net interest expense in the first six months of 2001 as compared with the first six months of 2000 resulted from higher borrowings in the first quarter partially offset by a lower effective interest rate in the second quarter.

Income Taxes

The effective income tax rate decreased to 37.5% in the second quarter and the first six months of 2001 from 39.5% for the same time periods in 2000. The decrease resulted from lower state income taxes. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. For the first six months of 2001, cash generated by operating activities was $3.6 million compared with a net usage of cash of $9.6 million by operations for the first six months of last year. The $13.2 million increase in cash provided by operations on a year-over-year basis resulted primarily from an increase in cash generated by operations of $1 million and increases in accounts payable and accrued liabilities. Excluding changes in working capital, cash provided by operating activities was $11.5 million in the first half of 2001.

Working capital increased to $99 million at August 4, 2001 from $89.9 million at July 29, 2000 and the current ratio was 2.8 to 1 at August 4, 2001 as compared with 3.2 to 1 at July 29, 2000. Long-term debt as a percentage of total capital reduced to 30.5% at the end of the first half of 2001 from 32.7% at the end of the first half of 2000. The increase in working capital was primarily due to the store expansion program.

Capital expenditures net of lease incentives were $6.1 million in the first half of 2001 (including $174,000 of capital lease assets). Of these expenditures, approximately $4.5 million was incurred for new stores and $720,000 was incurred for the remodeling of certain stores. The remaining capital expenditures in the first half of 2001 were primarily for various store improvements, merchandise display and signage enhancements and technology.

The Company opened ten stores in the second quarter bringing the total number of stores opened in 2001 to 13. With the expected opening of five stores in the third quarter, 18 new stores will be opened during 2001. Of the sixteen stores opened during the first half of 2000 ten stores were opened in the second quarter. Sixteen stores were opened and five stores were closed in the second half of 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The Company's credit facility provides for up to $70 million in cash advances and letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at August 4, 2001 were $45 million and $8.1 million, respectively. The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          10-P Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker
          10-Q Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford


    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 4, 2001.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: September 14, 2001                            SHOE CARNIVAL, INC.
                                                       (Registrant)



                                                    By: /s/ W. Kerry Jackson
                                                       ---------------------
                                                       W. Kerry Jackson
                                                       Senior Vice President and
                                                       Chief Financial Officer