Form 10-Q
period 2001-11-03
SHOE CARNIVAL INC
filed 2001-12-18
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 3, 2001

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

Common Stock, $.01 par value,12,218,127 shares outstanding as of December 1, 2001.



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





                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                         November 3,   February 3,   October 28,
                                            2001           2001          2000
                                         -----------   -----------   -----------
                                                      (In thousands)

                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents...........  $    3,207    $    3,227    $    3,071
   Accounts receivable.................       1,660         1,067         1,006
   Merchandise inventories.............     137,289       123,035       128,770
   Deferred income tax benefit.........         703           728           613
   Other...............................       2,055         1,434         1,788
                                         ----------    ----------     ---------
Total Current Assets...................     144,914       129,491       135,248
Property and equipment-net.............      59,349        57,860        58,458
                                         ----------    ----------     ---------
Total Assets...........................  $  204,263    $  187,351     $ 193,706
                                         ==========    ==========     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
   Accounts payable....................  $   33,242    $   33,030      $ 34,949
   Accrued and other liabilities.......      10,675         7,896        10,083
   Current portion of long-term debt...         945           874           813
                                         ----------    ----------    ----------
Total Current Liabilities..............      44,862        41,800        45,845
Long-term debt.........................      41,176        41,137        45,142
Deferred lease incentives..............       4,126         3,651         3,243
Deferred income taxes..................       4,191         4,386         3,946
Other..................................         275            64             0
                                         ----------    ----------    ----------
Total Liabilities......................      94,630        91,038        98,176
                                         ----------    ----------    ----------

Shareholders' Equity:
   Common stock, $.01 par value,
     50,000 shares authorized,
     13,363 shares issued and
     outstanding at November 3, 2001,
     February 3, 2001 and
     October 28, 2000..................         134           134           134
   Additional paid-in capital..........      64,524        64,288        64,285
   Retained earnings...................      53,093        41,676        40,935
   Treasury stock, at cost, 1,149,
     1,406 and 1,413 shares at
     November 3, 2001,
     February 3, 2001 and
     October 28, 2000..................      (8,118)       (9,785)       (9,824)
                                         ----------    ----------    ----------
Total Shareholders' Equity.............     109,633        96,313        95,530
                                         ----------    ----------    ----------
Total Liabilities and Shareholders'
   Equity..............................  $  204,263    $  187,351     $ 193,706
                                         ==========    ==========    ==========




            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                           Thirteen       Thirteen    Thirty-nine   Thirty-nine
                         Weeks Ended    Weeks Ended   Weeks Ended   Weeks Ended
                         November 3,    October 28,   November 3,   October 28,
                            2001           2000          2001           2000
                         -----------    -----------   -----------   -----------
                                 (In thousands, except per share data)
Net sales..............   $   124,778   $   114,710   $   355,950   $   305,726
Cost of sales
   (including buying,
   distribution and
   occupancy costs)....        87,965        80,781       251,927       216,213
                          -----------   -----------   -----------   -----------

Gross profit...........        36,813        33,929       104,023        89,513
Selling, general and
   administrative
   expenses............        28,932        26,858        83,844        72,537
                          -----------   -----------   -----------   -----------

Operating income.......         7,881         7,071        20,179        16,976
Interest expense, net..           480           782         1,911         2,130
                          -----------   -----------   -----------   -----------

Income before
   income taxes........         7,401         6,289        18,268        14,846
Income taxes...........         2,776         2,484         6,851         5,864
                          -----------   -----------   -----------   -----------

Net income.............   $     4,625   $     3,805   $    11,417   $     8,982
                          ===========   ===========   ===========   ===========

Net income per share:
    Basic..............   $       .38   $       .32   $       .95    $      .72
                          ===========   ===========   ===========    ==========
    Diluted............   $       .37   $       .32   $       .92    $      .71
                          ===========   ===========   ===========    ==========

Average shares
   outstanding:
    Basic..............        12,195        11,977        12,077        12,498
                          ===========   ===========   ===========   ===========
    Diluted............        12,513        11,989        12,431        12,598
                          ===========   ===========   ===========   ===========




            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



                          Common Stock     Additional
                    -----------------------   Paid-In Retained Treasury
                    Issued  Treasury  Amount  Capital Earnings   Stock    Total
                    ------  -------- -------  ------- -------- --------   -----
                                       (In thousands)
Balance at
  February 3, 2001. 13,363  (1,406)  $  134  $ 64,288 $41,676  $(9,785) $ 96,313
Exercise of
  stock options....            246                236            1,574     1,810
Employee stock
  purchase
  plan purchases...             11                                  93        93
Net income ........                                    11,417             11,417
                    ------  -------  ------  -------- -------  -------  --------
Balance at
  November 3, 2001. 13,363  (1,149)  $  134  $ 64,524 $53,093  $(8,118) $109,633
                    ======  =======  ======  ======== =======  ======== ========





            See Notes to Condensed Consolidated Financial Statements



                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                      Thirty-nine   Thirty-nine
                                                      Weeks Ended   Weeks Ended
                                                      November 3,   October 28,
                                                         2001          2000
                                                      -----------   -----------
                                                            (In thousands)
Cash flows from operating activities:
   Net income.....................................   $    11,417    $    8,982
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
     Depreciation and amortization................         8,291         7,612
     Loss on retirement of assets.................           127           146
     Deferred income taxes........................          (171)          912
     Other  ......................................          (151)         (264)
     Changes in operating assets and liabilities:
       Merchandise inventories....................       (14,254)      (24,040)
       Accounts receivable........................          (594)         (312)
       Accounts payable and accrued liabilities...         3,007         4,919
       Other......................................          (637)         (620)
                                                     -----------    ----------

Net cash provided by (used in) operating
   activities.....................................         7,035        (2,665)
                                                     -----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment............        (9,476)      (12,006)
   Lease incentives...............................           831           456
   Other..........................................             0             2
                                                     -----------    ----------

Net cash used in investing activities.............        (8,645)      (11,548)
                                                     -----------    ----------

Cash flows from financing activities:
   Borrowings under line of credit................       338,350       293,725
   Payments on line of credit.....................      (337,975)     (270,725)
   Payments on capital lease obligations..........          (688)         (594)
   Proceeds from issuance of stock................         1,903           779
   Purchase of treasury stock.....................             0        (7,576)
                                                     -----------    ----------

Net cash provided by financing activities.........         1,590        15,609
                                                     -----------    ----------

Net (decrease) increase in cash and cash
   equivalents....................................           (20)        1,396
Cash and cash equivalents at beginning of period..         3,227         1,675
                                                     -----------    ----------

Cash and cash equivalents at end of period........   $     3,207    $    3,071
                                                     ===========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest...........   $     2,151    $    2,013
   Cash paid during period for income taxes.......   $     5,499    $    2,915
Supplemental disclosure of noncash investing activities:
   Capital lease obligations incurred.............   $       423    $      497



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

Note 2 - New Accounting Pronoucements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

The Company is evaluating the impact of the adoption of these standards but does not anticipate the adoption will have any material effect on its financial position and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                         Number of Stores        Store Square Footage Comparable
                 ------------------------------  --------------------    Store
                 Beginning               End of     Net        End       Sales
Quarter Ended    Of Period Opened Closed Period   Change   of Period   Increase
-------------    --------- ------ ------ ------   ------   ---------   --------
May 5, 2001          165      3     0     168     26,000   1,937,000     2.3%
August 4, 2001       168     10     0     178    123,000   2,060,000     2.1%
November 3, 2001     178      5     0     183     54,000   2,114,000     2.5%
Year-to-date         165     18     0     183    203,000   2,114,000     2.1%

April 29, 2000       138      6     0     144     78,000   1,668,000     1.4%
July 29, 2000        144     10     0     154    120,000   1,788,000    (2.1%)
October 28, 2000     154      9     1     162     85,000   1,873,000     4.9%
Year-to-date         138     25     1     162    283,000   1,873,000     1.4%

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                           Thirteen      Thirteen     Thirty-nine    Thirty-nine
                          Weeks Ended   Weeks Ended   Weeks Ended    Weeks Ended
                          November 3,   October 28,    November 3,   October 28,
                             2001           2000          2001           2000
                          -----------   -----------   ------------   -----------
Net sales................      100.0%        100.0%         100.0%       100.0%
Cost of sales
   (including buying,
   distribution and
   occupancy costs)......       70.5          70.4           70.8         70.7
                           ---------    ----------     ----------    ---------

Gross profit.............       29.5          29.6           29.2         29.3
Selling, general and
   administrative
   expenses..............       23.2          23.4           23.6         23.7
                           ---------    ----------     ----------    ---------

Operating income.........        6.3           6.2            5.6          5.6
Interest expense.........         .4            .7             .5           .8
                           ---------    ----------     ----------    ---------

Income before income
   taxes.................        5.9           5.5            5.1          4.8
Income taxes.............        2.2           2.2            1.9          1.9
                           ---------    ----------     ----------    ---------

Net income...............        3.7%          3.3%           3.2%         2.9%
                           =========    ==========     ==========    =========

Net Sales

Net sales increased $10.1 million to $124.8 million in the third quarter of 2001, an 8.8% increase over net sales of $114.7 million in the comparable prior year period. The increase was attributable to a 2.5% comparable store sales increase and the sales generated by the 37 new stores opened since June 2000 (net of five stores closed).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales increased $50.2 million to $356 million in the first nine months of 2001, a 16.4% increase over net sales of $305.7 million in the comparable prior year period. The increase was attributable to a 2.1% comparable store sales increase and the sales generated by the 45 new stores opened in 2000 and 2001 (net of five stores closed).

Gross Profit

Gross profit increased $2.9 million to $36.8 million in the third quarter of 2001, an 8.5% increase over gross profit of $33.9 million in the comparable prior year period. The Company's gross profit margin decreased to 29.5% from 29.6%. As a percentage of sales, the merchandise gross profit margin increased 0.4% and buying, distribution and occupancy costs increased 0.5%.

Gross profit increased $14.5 million to $104 million in the first nine months of 2001, a 16.2% increase over gross profit of $89.5 million in the comparable prior year period. The Company's gross profit decreased to 29.2% from 29.3% last year. As a percentage of sales, the merchandise gross profit margin was unchanged from last year and buying, distribution and occupancy costs increased 0.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million to $28.9 million in the third quarter of 2001 from $26.9 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.2% from 23.4% primarily due to lower pre-opening costs during the quarter. Total pre-opening costs in the third quarter of 2001 were $342,000, or 0.3% of sales, as compared to $667,000, or 0.6% of sales, for the third quarter of 2000. Pre-opening expenses incurred were primarily for the stores opened during the quarter. Five stores were opened in the third quarter of 2001 and nine stores were opened in the third quarter of 2000.

Selling, general and administrative expenses increased $11.3 million to $83.8 million in the first nine months of 2001 from $72.5 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.6% from 23.7% last year. Total pre-opening costs for the first nine months of 2001 was $1.2 million or 0.3% of sales, as compared to $1.9 million or 0.6% of sales, for the first nine months of 2000. Eighteen stores were opened in the first nine months of 2001 and twenty-five stores were opened in the first nine months of 2000.

Interest Expense

The decrease in net interest expense in the third quarter and the first nine months of 2001 as compared with the third quarter and the first nine months of 2000 resulted from a lower effective interest rate.

Income Taxes

The effective income tax rate decreased to 37.5% in the third quarter and the first nine months of 2001 from 39.5% for the same time periods in 2000. The decrease resulted from lower state income taxes. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. For the first nine months of 2001, net cash generated by operating activities was $7 million compared with a net usage of cash of $2.7 million by operations for the first nine months of last year. The $9.7 million increase in cash provided by operations on a year-over-year basis resulted primarily from an increase in cash generated by operations of $2.1 million and inventories, net of payables, increased $11.2 million this year versus an increase of $19.1 million last year. Excluding changes in operating assets and liabilities, cash provided by operating activities was $19.5 million in the first nine months of 2001.

Working capital increased to $100.1 million at November 3, 2001 from $89.4 million at October 28, 2001 and the current ratio was 3.2 to 1 at November 3, 2001 as compared with 3.0 to 1 at October 28, 2001. The increase in working capital was primarily due to the increased inventory necessary for the 21 additional stores operated at the end of the third quarter versus the end of the third quarter last year. Long-term debt as a percentage of total capital was 27.3% at November 3, 2001, compared to 32.1% at October 28, 2000.

Capital expenditures net of lease incentives were $9.1 million in the first nine months of 2001 (including $423,000 of capital lease assets). Of these expenditures, approximately $6.3 million was incurred for new stores and $1 million was incurred for remodeling and relocation of certain stores. The remaining capital expenditures in the first nine months of 2001 were primarily for various store improvements, merchandise displays and signage enhancements and technology.

The Company has completed its store openings for the year having opened 18 stores in 2001. Three stores were opened in the first quarter, ten in the second quarter and five in the third quarter. During the first nine months of 2000, twenty-five stores were opened and one store closed. Six stores were opened in the first quarter, ten in the second quarter and eight in the third quarter (net of one store closed). Seven stores were opened and four stores closed in the fourth quarter of 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The Company's unsecured credit facility provides for up to $70 million in cash advances and letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at November 3, 2001 were $40.4 million and $2.1 million, respectively. The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.


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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          None

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended November 3, 2001.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date:  December 14, 2001                               SHOE CARNIVAL, INC.
                                                          (Registrant)



                                             By:       /s/ W. Kerry Jackson
                                                --------------------------------
                                                        W. Kerry Jackson
                                                   Senior Vice President and
                                                    Chief Financial Officer