Form 10-K
period 2002-02-02
SHOE CARNIVAL INC
filed 2002-04-25
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:        February 2, 2002

                                         OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to __________

          Commission file number:       0-21360

                               SHOE CARNIVAL, INC.
             (Exact name of registrant as specified in its charter)

                      Indiana                         35-1736614
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

                   8233 Baumgart Road,                    47725
                   Evansville, Indiana                  (Zip Code)
          (Address of principal executive offices)

                                 (812) 867-6471
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b)of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g)of the Act:

                          COMMON STOCK, $. 01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at April 19_, 2002 was approximately $145,425,005 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 19, 2002 was 12,543,837.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 5, 2002 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                February 2, 2002

                                     PART I

ITEM 1.  BUSINESS

General

Shoe Carnival, Inc. (the "Company") is a high volume, value-oriented retailer of family footwear operating predominately in the Midwest, South and Southeastern regions of the United States. The Company adheres to a highly promotional marketing concept that enables it to be competitive in the retail markets it enters. The Company's stores are characterized by a high energy atmosphere designed to encourage customer participation and provide a fun and exciting shopping experience. The Company was incorporated in 1988.

Business Strategy

The Company's goal is to establish itself as one of the nation's leading family footwear retailers and the dominant footwear retailer in each market it serves. To accomplish its goal, the Company provides a selection and variety of footwear normally associated with a "category killer" superstore in an exciting retail environment. In the 52-week period ended February 2, 2002 ("fiscal 2001"), the average size, annual sales and sales per square foot for Shoe Carnival's stores open the full year were approximately 11,600 square feet, $2.7 million and $237, respectively, each substantially above the industry averages.

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

         Distinctive Retail Approach. The Company's stores are larger than traditional shoe stores. The Company seeks to create a carnival-like atmosphere in each of its stores by decorating with bright lights, colors and distinctive signs, and by featuring an in-store "barker" who advertises current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. This exciting in-store atmosphere is designed to encourage customer participation and spontaneity, producing a sense of urgency to buy. Management believes this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales, the building of a loyal repeat customer base and the creation of word-of-mouth advertising.

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

The Company plans to open approximately 25 stores in 2002. Thereafter, the Company intends to expand at a rate of approximately 20% per year. During fiscal 2002, new stores are expected to be located primarily in the North Central, Midwest, South and Southeast. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company will seek locations in reasonably close proximity to other Company markets. This strategy allows for more efficient management and reduces distribution costs. In addition to new market expansion and consistent with its clustering approach, the Company has targeted certain of its existing markets for additional new stores when appropriate store locations become available. Although opening new stores in existing markets may adversely affect the sales of existing stores, management believes that cost efficiencies and overall incremental sales gains should more than offset any detrimental effect.

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

Children's. Children's footwear is segmented into dress shoes, casual shoes, boots, athletic shoes, sandals and infant shoes, again offering a complete selection of footwear for the child. Approximately 70% of the children's business is done in the athletic shoe category.

Athletics. The men's and women's athletic business is divided into a number of buying groups representing a complete assortment of athletic footwear. The Company carries court shoes, fitness and aerobic shoes, leisure shoes, walking shoes, running shoes and many specialty shoes such as cleats and soccer shoes.

The table below sets forth the Company's percentage of sales by product category for fiscal 2001, 2000 and 1999.

                                         2001           2000           1999
                                    -------------   ------------   ------------
Women's                                   25%             27%            28%
Men's                                     16              17             17
Children's                                17              16             16
Athletic                                  37              35             34
Accessories and Miscellaneous Items        5               5              5
                                    -------------   ------------   ------------
                                         100%            100%           100%
                                    =============   ============   ============

Pricing

The Company's pricing strategy is designed to emphasize value. Initial pricing decisions are guided by gross profit margin targets which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Markdowns are centrally managed by the buying staff through the use of daily sales and inventory analysis generated by the Company's management information system.

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

The Company directs about 60% of its total advertising budget to television and radio, but also utilizes print media (including newspaper inserts and direct mail) and outdoor advertising. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. By widely advertising through newspaper, television and radio prior to a grand opening, the Company strives to make each new store opening a major retail event. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

Store Operations

Management of store operations is the responsibility of the Company's Executive Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store managers. The Company's store management structure is flat relative to most other retailers. This permits the Company to reduce management expense by eliminating the district manager position and delegating more responsibility to store managers. Currently there are two divisions designated as the North and South Divisions. The divisional managers are currently responsible for approximately ten regions, but ultimately are expected to manage up to fifteen regions. Each regional manager is responsible for the operation of between five and fourteen stores and is required to visit each store periodically, concentrating more heavily on under-performing stores. Regional managers collectively meet with their respective divisional manager on a monthly basis, except during peak sales periods, and quarterly with the Executive Vice President - Store Operations and other members of senior management to discuss Company strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a store manager and one to four assistant managers, depending on the sales volume of the store. The sales staff per store can range up to 60 employees depending on the size of the store and the time of year. Store managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for all regional and store managers. The incentive plans are based primarily upon the sales, expense control and profitability of their respective stores as compared to defined goals.

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

The Company maintains inventory shrinkage rates (.5% of sales in fiscal 2001) substantially below the retail industry average. Management attributes this success to an in-store loss prevention staff, improved information reporting and surveillance systems in many of the Company's stores. Management also believes that tying incentive compensation for store managers and loss prevention personnel to the achievement of targeted shrinkage levels raises the awareness of loss prevention.

Store Location and Design

The number of stores opened and closed for fiscal years 2001, 2000 and 1999 are as follows:

   Fiscal Year                           2001         2000        1999
                                      ---------     --------   ---------
   Stores open at beginning of year      165           138         111
   Opened during year                     18            32          28
   Closed during year                      1             5           1
                                      ---------     --------   ---------
   Stores open at end of year            182           165         138
                                      =========     ========   =========

At February 2, 2002, the Company had 182 stores located in 23 states, primarily in the Midwest, South and Southeastern regions of the United States. Although seven stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that most consumers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

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

The Company's stores are designed and fixtured to reflect the high energy level of its retail concept and to convey a carnival-like atmosphere. Stores are typically equipped with a sound system, microphone, "Money Machine" and Spin-N-Win(TM) wheel. Open-stock inventories, distinctive signs, flashing colored lights and large mirrors, striking fixtures and colorful carpet are utilized to make the stores appear larger and more exciting. Merchandise is typically displayed within a store by category, with athletic footwear generally located in the center of the store to provide a transition between women's and men's footwear. Checkout counters are located at the front of each store, supermarket style, to facilitate high-volume throughput and minimize inventory shrinkage. The average store has approximately five checkout lanes.

As of February 2, 2002 the Company's stores averaged approximately 11,600 square feet, ranging in size from 6,600 to 26,500 square feet, except for an atypical mall store of approximately 2,100 square feet. Currently, the new store prototype calls for between 12,000 and 15,000 square feet but stores in the 8,000 square foot range will be considered. The size of a store is dependent upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Capital expenditures for new stores are expected to average approximately $350,000, including point-of-sale equipment which has traditionally been acquired through equipment leasing transactions. The average inventory in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities are expected to average approximately $75,000 per store.

Distribution

The Company operates a single 200,000 square foot distribution facility in Evansville, Indiana. Management estimates that with only a moderate investment in additional equipment and technology, the existing distribution facility can service over 300 stores.

The distribution center processes virtually all merchandise prior to shipping to the stores. At a minimum, this includes count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments and allocation of shipments to individual stores. Once a distribution order form is received from the buying staff, the remainder of the distribution process, including packing, allocating, storing and shipping is essentially paperless. Merchandise is shipped to each store from one to two times a week, depending on store volume, proximity to other stores and proximity to the distribution center. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

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

Employees

At February 2, 2002, the Company had approximately 3,200 employees, of which approximately 1,700 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

Management attributes a large portion of the Company's success in various areas of cost control to its inclusion of virtually all management level employees in incentive compensation plans. The Company also contributes all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in Company sponsored plans. All employees also receive discounts on Company merchandise. The Company considers its relationship with its employees to be satisfactory.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2001 fiscal year.

Executive Officers of the Company

Name                 Age                        Position
---------------      ---    ----------------------------------------------------
J. Wayne Weaver       67    Chairman of the Board and Director

Mark L. Lemond        47    President, Chief Executive Officer and Director

Timothy T. Baker      45    Executive Vice President-Store Operations

Clifton E. Sifford    48    Executive Vice President-General Merchandise Manager

W. Kerry Jackson      40    Senior Vice President-Chief Financial Officer and
                            Treasurer

David A. Kapp         38    Vice President-Merchandise Allocation and Secretary

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

Mr. Lemond has been employed by the Company as President and Chief Executive Officer since September 1996. From March 1988 to September 1996, Mr. Lemond served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. On February 3, 1994, Mr. Lemond was promoted to the position of Chief Operating Officer. Mr. Lemond has served as a director of the Company since March 1988. Prior to March 1988, he served in similar officer capacities with Russell's Shoe Biz, Inc. Prior to joining Russell's Shoe Biz, Inc. in 1987, Mr. Lemond was a partner with a public accounting firm. He is a Certified Public Accountant.

Mr. Baker has been employed by the Company as Executive Vice President - Store Operations since June 2001. From March 1994 to June 2001, Mr. Baker served as Senior Vice President - Store Operations. From May 1992 to March 1994, Mr. Baker served as Vice President - Store Operations. Prior to that time, he served as a Regional Manager of the Company. From 1983 to June 1989, Mr. Baker held various retail positions with Payless ShoeSource.

Mr. Sifford has been employed by the Company as Executive Vice President - General Merchandise Manager since June 2001. From April 13, 1997 to June 2001, Mr. Sifford served as Senior Vice President - General Merchandise Manager. Prior to joining the Company, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

Mr. Jackson has been employed by the Company as Senior Vice President - Chief Financial Officer and Treasurer since June 2001. From September 1996 to June 2001, Mr. Jackson served as Vice President - Chief Financial Officer and
Treasurer. From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with the Company. Prior to joining the Company in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

Mr. Kapp has been employed by the Company since March 1988, most recently as Vice President - Merchandise Allocation and Secretary. Prior to assuming his current position, Mr. Kapp held various accounting and retail positions with the Company and its predecessor.

Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 2001 and 2000 are as follows:

                                      High                 Low
                                   -------------     -------------
Fiscal Year 2001
First Quarter                       $ 11.00            $   8.22
Second Quarter                        13.00                9.30
Third Quarter                         13.85                8.60
Fourth Quarter                        14.70                8.40

Fiscal Year 2000
First Quarter                       $ 13.75            $   7.22
Second Quarter                         9.75                4.81
Third Quarter                          7.13                4.75
Fourth Quarter                         7.00                3.94

As of February 20, 2002, there were approximately 225 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

No unregistered equity securities were sold by the Company during fiscal 2001.

ITEM 6.  Selected Financial Data

(In thousands, except share and operating data)

Fiscal years (1)          2001         2000        1999        1998       1997
                        ---------   ---------   ---------   ---------  ---------
Income Statement Data:
 Net sales              $ 476,556   $ 418,164   $ 339,929   $ 280,157  $ 246,520
 Cost of sales
   (including buying,
   distribution and
   occupancy costs)       341,425     298,233     238,097     196,141    173,953
                        ---------   ---------   ---------   ---------  ---------

 Gross profit             135,131     119,931     101,832      84,016     72,567
 Selling, general and
  administrative
  expenses                112,736     100,692      80,888      66,464     59,438
                        ---------   ---------   ---------   ---------  ---------

 Operating income          22,395      19,239      20,944      17,552     13,129
 Interest expense           2,275       3,168       1,010         507        912
                        ---------   ---------   ---------   ---------  ---------

Income before income
  taxes                    20,120      16,071      19,934      17,045     12,217
Income tax expense          7,545       6,348       7,973       6,818      4,826
                        ---------   ---------   ---------   ---------  ---------

Net income              $  12,575   $   9,723   $  11,961   $  10,227  $   7,391
                        =========   =========   =========   =========  =========

Net income per share:
   Basic                $    1.04   $     .79   $     .90   $     .78  $     .57
   Diluted              $    1.01   $     .78   $     .88   $     .76  $     .56

Average shares
   outstanding:
     Basic                 12,124      12,354      13,284      13,150     13,049
     Diluted               12,483      12,455      13,578      13,429     13,238

Selected Operating
   Data (2):
 Stores open at end
   of year                    182         165         138         111         92
 Square footage of
   store space at
   year-end (000's)         2,104       1,911       1,590       1,274      1,021
 Average sales per
   store (000's)        $   2,743   $   2,744   $   2,744   $   2,791  $   2,720
 Average sales per
   square foot          $     237   $     237   $     238   $     250  $     245
 Comparable store
   sales                     3.0%        2.5%        1.4%        3.6%       6.1%
--------------------------------------------------------------------------------
Balance Sheet Data:
Working capital         $  91,276   $  87,691   $  68,346   $  47,668  $  48,889
Total assets              201,919     187,351     162,853     120,761     96,201
Long-term debt and
  other indebtedness       27,672      41,137      22,338       1,361      6,133
Total shareholders'
  equity                  112,102      96,313      93,345      82,667     71,609
--------------------------------------------------------------------------------

(1) The Company's fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2001, 2000, 1999, 1998, and 1997 relate respectively to the fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999, and January 31, 1998. Fiscal year 2000 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.


(2) Selected Operating Data has been adjusted to a comparable 52 week basis for 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2001, 2000 and 1999 relate respectively to the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000. Fiscal years 2001 and 1999 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

Critical Accounting Policies

It is necessary for management to include certain judgements in the reported financial results of the Company. These judgements involve estimates that are inherently uncertain and actual results could differ materially from these estimates. The accounting policies that require the more significant judgements by management are:

Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. In determining market value, management estimates the future sales price of items of merchandise contained in the inventory as of the balance sheet date. Factors considered in this determination include among others, current and recently recorded sales prices, the length of time product has been held in inventory and quantities of various product styles contained in inventory. The ultimate amount realized from the sale of certain product could differ materially from management's estimates.

Valuation of Long-lived Assets - The Company reviews long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. In evaluating whether an asset has been impaired, the Company projects the anticipated future cash flows expected to be generated by the assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

Deferred Income Taxes - Estimates are made by management for deferred income taxes and the significant items giving rise to deferred assets and liabilities. These estimates include assessments of future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary from these estimates due to among other factors future changes in the income tax laws or changes resulting from audit of tax returns by taxing authorities.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:

                                           2001         2000         1999
                                       ----------    ---------    ---------
Net sales                                 100.0%      100.0%       100.0%
Cost of sales (including buying,
   distribution and occupancy costs)       71.6        71.3         70.0
                                       ---------     ---------    ---------

Gross profit                               28.4        28.7         30.0
Selling, general and
   administrative expenses                 23.7        24.1         23.8
                                       ----------    ---------    ---------

Operating income                            4.7         4.6          6.2
Interest expense                            0.5         0.8          0.3
                                       ----------    ---------    ---------

Income before income taxes                  4.2         3.8          5.9
Income tax expense                          1.6         1.5          2.4
                                       ----------    ---------    ---------

Net income                                  2.6%        2.3%         3.5%
                                       ==========    =========    =========

2001 Compared to 2000

Net Sales

Net sales increased $58.4 million to $476.6 million in 2001, a 14.0% increase over net sales of $418.2 million in 2000. The increase was attributable to the sales generated by the 18 stores opened in 2001, the effect of a full year's worth of sales for the 27 stores opened in 2000 (net of five stores closed) and a comparable store sales increase of 3.0%. Partially offsetting the sales increase was an additional week of sales included in 2000. Excluding the impact of the extra week of sales, total sales increased 15.5% from the year
2000 to the year 2001. The increase in comparable store sales was generated by athletic footwear and children's non-athletic footwear.

Gross Profit

Gross profit increased $15.2 million to $135.1 million in 2001, a 12.7% increase from gross profit of $119.9 million in 2000. The Company's gross profit margin decreased to 28.4% from 28.7% in 2000 due to a decrease in the merchandise gross profit margin. Buying, distribution and occupancy costs, as a percentage of sales, were flat with last year. The decrease in merchandise margins resulted from a decline in the gross profit margins realized from the sale and liquidation of fall and winter product during the fourth quarter. Due to unseasonably warm weather and a very competitive retail environment throughout the fourth quarter, it was necessary to take substantial markdowns, particularly in the seasonal dress and casual shoes, and boots.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.0 million to $112.7 million in 2001 from $100.7 million in 2000. As a percentage of sales, these expenses decreased 0.4% in 2001 primarily as a result of lower pre-opening costs. The aggregate of pre-opening expenses for the 18 new stores in 2001 was approximately $1.2 million, or 0.3% of sales, and $2.4 million, or 0.6% of sales, for the 32 new stores in 2000.

Interest Expense

Interest expense decreased to $2.3 million (net of interest income of $72,000) in 2001 from $3.2 million (net of interest income of $49,000) in 2000. The decrease was attributable to a lower effective interest rate. Partially offsetting the benefit of the lower interest rates was a slight increase in the average borrowings outstanding over last year. The weighted average interest rate on total debt was 5.6% in 2001 and 8.2% in 2000.

Income Taxes

The effective income tax rate decreased to 37.5% for 2001 from 39.5% for 2000. The decrease resulted from lower state income taxes. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

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

Gross Profit

Gross profit increased $18.1 million to $119.9 million in 2000, a 17.8% increase from gross profit of $101.8 million in 1999. The Company's gross profit margin decreased to 28.7% from 30.0% in 1999. As a percentage of sales, the merchandise gross profit margin decreased by 1.0% and buying, distribution and occupancy costs increased by .3%.The decrease in merchandise margins resulted from a decline in the gross profit margins realized from the sale and liquidation of spring season product, particularly sandals and dress shoes. This was partially offset by higher gross margins realized on fall season product, especially women's, men's and children's boots. The increase in the buying, distribution and occupancy costs was largely the result of higher occupancy costs.

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

Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                   2001          2000         1999
                                            ----------     --------    ---------
Net income plus depreciation
  and amortization                          $   23,747     $ 20,069   $  20,339
Deferred income taxes                              116        1,237       1,131
Working capital increases                       (1,594)     (18,100)    (20,787)
Other operating activities                          61          (96)       (328)
                                            ----------     --------   ---------
Net cash provided by operating activities       22,330        3,110         355
Net cash used in investing activities           (9,369)     (12,979)    (19,441)
Net cash used to repurchase common shares            0       (7,576)     (2,424)
Net cash (used in) provided by other
  financing activities                         (10,729)      18,997      21,241
                                            ----------     --------   ---------
Net increase (decrease) in cash and cash
  equivalents                                    2,232        1,552        (269)
Cash and cash equivalents at beginning
  of year                                        3,227        1,675       1,944
                                            ----------     --------   ---------
Cash and cash equivalents at end of year    $    5,459     $  3,227   $   1,675
                                            ==========     ========   =========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $22.3 million, $3.1 million and $355,000 in 2001, 2000 and 1999, respectively. Excluding changes in operating assets and liabilities, $23.9 million, $21.2 million and $21.1 million was provided by operating activities in 2001, 2000 and 1999, respectively. Merchandise inventories increased $12.6 million (10.3%) to $135.6 million at February 2, 2002 compared with $123.0 million at February 3, 2001. The increase in merchandise inventories resulted primarily from the 17 additional stores operated at February 2, 2002(a 10.3% increase).

Working capital was $91.3 million at February 2, 2002 and $87.7 million at February 3, 2001. The current ratio at February 2, 2002 was 2.7 as compared to
3.1 at February 3, 2001. The decrease from the prior year was primarily a result of an increase in accounts payable and accrued and other liabilities. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) decreased to 19.8% at February 2, 2002 as compared to 29.9% at February 3, 2001. Cash generated by operations in 2001 was used in pay down long-term debt.

Capital expenditures, net of lease incentives, were $9.8 million in 2001, $13.8 million in 2000 and $20.3 million in 1999. These amounts include $440,000, $783,000 and $808,000 of capital lease obligations incurred in 2001, 2000 and 1999, respectively. Of the 2001 expenditures, $6.6 million was incurred for new stores and $1.2 million was incurred for the remodeling of certain stores. The remaining capital expenditures in 2001 were primarily for various store improvements, loss prevention and technology.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $13 million to $14 million in fiscal 2002. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In fiscal 2002, the Company intends to open approximately 25 stores at an expected aggregate cost of between $8.5 million and $9 million. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements along with continued investments in technology.

The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store are expected to average approximately $350,000, including point-of-sale equipment which is generally acquired through equipment leasing transactions. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $75,000 per store. On a per-store basis, for the 18 stores opened during 2001, the initial inventory investment averaged $627,000, capital expenditures averaged $348,000 and pre-opening expenses averaged $67,000.

The Company's unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Cash generated by operations in 2001 was partially used to reduce the outstanding borrowings under this facility by $13 million. Borrowings outstanding under the credit facility were $27 million at February 2, 2002 and $40 million at February 3, 2001. Letters of credit outstanding at February 2, 2002 were $8.6 million. On March 18, 2002, the credit agreement was amended to extend the maturity date to March 31, 2004.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Significant contractual obligations as of February 2, 2002 and the periods in which payments are due include:

(000's)                                  Payments Due By Period
                            ----------------------------------------------------
                                       Less Than     1-3      4-5      After 5
Contractual Obligations       Total      1 Year     Years    Years      Years
-----------------------     ----------------------------------------------------
Line of credit              $ 27,000              $ 27,000
Capital lease
  obligations                  1,646   $    923        676  $     47
Operating leases             179,672     25,798     47,590    40,978   $  65,306
                            --------   --------   --------  --------   ---------
Total Contractual
  Cash Obligations          $208,318   $ 26,721   $ 75,266  $ 41,025   $  65,306
                           =========   ========   ========  ========   =========

See Note 5 for a discussion of long-term debt and Note 6 for a discussion of leases.

The Company has other commercial commitments in the form of letters of credit where payment is contingent upon the occurrence of certain events. As of February 2, 2002, letters of credit outstanding were $8.6 million.

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

Factors That May Effect Future Results

This Annual Report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which the Company's stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns, consumer buying trends and the ability of the Company to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and the ability of the Company to open new stores in a timely manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; and changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear, and the continued favorable trade relationships between China and the United States.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $335,000 in 2001 and $370,000 in 2000.

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


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.:

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc., as of February 2, 2002 and February 3, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., at February 2, 2002 and February 3, 2001 and the results of its operations and its cash flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
March 8, 2002 (March 18, 2002 as to Note 5)

Shoe Carnival, Inc.
Consolidated Balance Sheets
                                           February 2,            February 3,
(In thousands)                                2002                   2001
                                        -----------------      -----------------
Assets
Current Assets:
   Cash and cash equivalents             $       5,459          $       3,227
   Accounts receivable                           1,298                  1,067
   Merchandise inventories                     135,648                123,035
   Deferred income tax benefit                     449                    728
   Other                                         1,816                  1,434
                                         -------------          -------------

Total Current Assets                           144,670                129,491
Property and equipment-net                      57,249                 57,860
                                         -------------          -------------

Total Assets                             $     201,919          $     187,351
                                         =============          =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $      42,108          $      33,030
   Accrued and other liabilities                10,452                  7,896
   Current portion of long-term debt               834                    874
                                         -------------          -------------

Total Current Liabilities                       53,394                 41,800
Long-term debt                                  27,672                 41,137
Deferred lease incentives                        4,197                  3,651
Deferred income taxes                            4,223                  4,386
Other                                              331                     64
                                         -------------          -------------
Total Liabilities                               89,817                 91,038
                                         -------------          -------------

Shareholders' Equity:
   Common stock, $. 01 par value,
     50,000 shares authorized 13,363
     shares issued                                 134                    134
   Additional paid-in capital                   64,752                 64,288
   Retained earnings                            54,251                 41,676
   Treasury stock, at cost,
     1,000 and 1,406 shares                     (7,035)                (9,785)
                                        --------------          -------------

Total Shareholders' Equity                     112,102                 96,313
                                        --------------          -------------
Total Liabilities and Shareholders'
  Equity                                $      201,919          $     187,351
                                        ==============          =============

See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Income

(In thousands, except per share data)
Fiscal years ended                February 2,       February 3,     January 29,
                                    2002               2001             2000
                                 ------------      ------------    -------------
Net sales                        $    476,556      $    418,164    $     339,929
Cost of sales (including
   buying, distribution
   and occupancy costs)               341,425           298,233          238,097
                                 ------------     -------------    -------------

Gross profit                          135,131           119,931          101,832
Selling, general and
   administrative expenses            112,736           100,692           80,888
                                 ------------     -------------    -------------

Operating income                       22,395            19,239           20,944
Interest expense                        2,275             3,168            1,010
                                 ------------     -------------    -------------

Income before income taxes             20,120            16,071           19,934
Income tax expense                      7,545             6,348            7,973
                                 ------------     -------------    -------------

Net income                       $     12,575     $       9,723    $      11,961
                                 ============     =============    =============

Net income per share:
   Basic                         $       1.04     $         .79    $         .90
   Diluted                       $       1.01     $         .78    $         .88

Average shares outstanding:
   Basic                               12,124            12,354           13,284
   Diluted                             12,483            12,455           13,578

See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Shareholders' Equity

(In thousands)

                          Common Stock     Additional
                    ----------------------  Paid-In   Retained Treasury
                    Issued Treasury Amount  Capital   Earnings   Stock   Total
                    ------ -------- ------  -------   -------- --------  -----
Balance at
  January 30, 1999  13,179        0 $  132  $62,543   $19,992 $      0 $ 82,667
Exercise of stock
  options              153               1    1,002                       1,003
Employee stock
  purchase plan
  purchases             13                      138                         138
Common stock
  repurchased                  (292)                           (2,424)   (2,424)
Net income                                             11,961            11,961
                    ------ -------- ------  -------   ------- --------  -------

Balance at
  January 29, 2000  13,345     (292)   133   63,683    31,953  (2,424)   93,345

Exercise of stock
  options               18       17      1      605                90       696
Employee stock
  purchase plan
  purchases                      22                               125       125
Common stock
  repurchased                (1,153)                           (7,576)   (7,576)
Net income                                              9,723             9,723
                    ------ -------- ------  -------   ------- --------  -------

Balance at
  February 3, 2001  13,363   (1,406)   134   64,288    41,676  (9,785)   96,313
Exercise of stock
  options                       392             464             2,622     3,086
Employee stock
  purchase plan
  purchases                      14                                128      128
Net income                                              12,575           12,575
                    ------ -------- ------  -------   ------- -------- --------
Balance at
  February 2, 2002  13,363   (1,000)$  134  $ 64,752 $ 54,251 $(7,035) $112,102
                    ====== ======== ======  ======== ======== =======  ========

See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows


(In thousands)
Fiscal years ended

                                          February 2,  February 3,  January 29,
                                             2002         2001         2000
                                          -----------  -----------  -----------
Cash Flows From Operating Activities
Net income                                $    12,575  $     9,723  $    11,961
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             11,172       10,346        8,378
     Loss on retirement of assets                 283          321           35
     Deferred income taxes                        116        1,237        1,131
     Other                                       (222)        (417)        (363)
     Changes in operating assets and
       liabilities:
         Merchandise inventories              (12,613)     (18,305)     (29,340)
         Accounts receivable                     (231)        (373)        (128)
         Accounts payable and accrued
           liabilities                         11,650          844        8,628
         Other                                   (400)        (266)          53
                                          -----------  -----------   ----------
Net cash provided by operating
   activities                                  22,330        3,110          355
                                          -----------  -----------   ----------
Cash Flows From Investing Activities
   Purchases of property and equipment        (10,395)     (14,029)     (20,478)
   Lease incentives                             1,026        1,048        1,016
   Other                                            0            2           21
                                          -----------  -----------   ----------
Net cash used in investing activities          (9,369)     (12,979)     (19,441)
                                          ------------ -----------   ----------
Cash Flows From Financing Activities
   Borrowings under line of credit            417,525      413,400      203,625
   Payments on line of credit                (430,525)    (394,400)    (182,625)
   Payments on long-term debt                    (943)        (824)        (899)
   Proceeds from issuance of stock              3,214          821        1,140
   Common stock repurchased                         0       (7,576)      (2,424)
                                          -----------  -----------   ----------
Net cash (used in) provided by
  financing activities                        (10,729)      11,421       18,817
                                          -----------  -----------   ----------
Net increase (decrease) in cash and
  cash equivalents                              2,232        1,552         (269)
Cash and cash equivalents at beginning
  of year                                       3,227        1,675        1,944
                                          -----------  -----------   ----------
Cash and Cash Equivalents at End
  of Year                                 $     5,459  $     3,227   $    1,675
                                          ===========  ===========   ==========
Supplemental disclosures of cash flow
  information:
   Cash paid during year for interest     $     2,506  $     2,013   $      901
   Cash paid during year for income
     taxes                                      7,226        4,627        6,443
   Capital lease obligations incurred             440          783          808

See notes to consolidated financial statements

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

The consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiary SCHC, Inc. (collectively the "Company"). Shoe Carnival, Inc., was incorporated on February 25, 1988 under the name of DAR Group Investments, Inc. The Company changed its name to Shoe Carnival, Inc., on January 15, 1993. SCHC, Inc. was incorporated on May 1, 2001 and has a wholly-owned subsidiary SCLC, Inc. which was incorporated on February 1, 1999. On May 1, 2001 the ownership of SCLC, Inc. was transferred from Shoe Carnival, Inc. to SCHC, Inc. The Company's primary activity is the sale of footwear and related products through Company-operated retail stores in the Midwest, South and Southeastern regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2001, 2000 and 1999 relate respectively to the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. Fiscal years 2001 and 1999 consisted of 52 weeks and fiscal 2000 consisted of 53 weeks.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Store Opening Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the year the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $22.8 million in 2001, $19.7 million in 2000 and $14.8 million in 1999.

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

Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company has adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead reviewed for impairment at least annually. SFAS No. 142 is effective for the Company's 2002 fiscal year. Management does not believe any impairment charges will result from the adoption of this statement.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 requires recording the fair market value of an asset retirement cost as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company's 2003 fiscal year. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company's 2002 fiscal year. Management does not expect the adoption of SFAS No. 144 will have a significant impact on the financial position or results from operations.

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

Note 3 - Property and Equipment-net

The following is a summary of property and equipment:

(000's)                                  February 2,               February 3,
                                             2002                     2001
                                        -------------            -------------
Land                                    $         205            $         205
Buildings                                       9,034                    8,953
Furniture, fixtures and equipment              56,329                   50,899
Leasehold improvements                         37,607                   33,913
Equipment under capital leases                  4,259                    3,818
                                        -------------            -------------

Total                                         107,434                   97,788
Less accumulated depreciation
  and amortization                             50,185                   39,928
                                        -------------            -------------

Property and equipment-net              $      57,249            $      57,860
                                        =============            =============

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                  February 2,              February 3,
                                            2002                     2001
                                        -------------            -------------
Employee compensation and benefits      $       4,027            $       2,906
Accrued rent                                    2,217                    1,863
Other                                           4,208                    3,127
                                        -------------            -------------
Total accrued and other liabilities     $      10,452            $       7,896
                                        =============            =============

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                   February 2,              February 3,
                                             2002                     2001
                                        -------------            -------------
Credit agreement                        $      27,000            $      40,000
Capital lease obligations (see Note 6)          1,506                    2,011
                                        -------------            -------------

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

 Total                                         28,506                   42,011
Less current portion                              834                      874
                                        -------------            -------------
Total long-term debt, net of
  current portion                       $      27,672            $      41,137
                                        =============            =============

The Company has an unsecured credit agreement (the "Credit Agreement") with a bank group, which allows for both cash advances and the issuance of letters of credit. On March 24, 2000, the credit agreement was amended to increase the total facility to $55 million and extend the maturity date to March 31, 2002. On November 8, 2000, the credit agreement was amended to increase the total credit facility to $70 million and to extend the maturity date to March 31, 2003. On March 18, 2002, the credit agreement was amended to extend the maturity date to March 31, 2004.

Borrowings under the amended facility are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (4.75% at February 2, 2002) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. At February 2, 2002 outstanding letters of credit were approximately $8.6 million.

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. One hundred and sixty-five leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2005.

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                               2001            2000          1999
                                        ----------     -----------   ----------
Rentals for real property               $   25,670     $    22,102   $   17,394
Equipment rentals                              446             419          386
                                        ----------     -----------   ----------

Total                                   $   26,116     $    22,521   $   17,780
                                        ==========     ===========   ==========

Future minimum lease payments at February 2, 2002 are as follows:

(000's)                                 Operating        Capital
Fiscal years                             Leases          Leases
                                       -----------     -----------
2002                                   $    25,798     $       923
2003                                        24,934             454
2004                                        22,656             222
2005                                        20,991              47
2006                                        19,987
Thereafter to 2014                          65,306
                                       -----------     -----------

Minimum lease payments                 $   179,672           1,646
                                        ==========
Less imputed interest at rates
  ranging from 7.5% to 9.3%                                    140
                                                       -----------
Present value of net minimum lease
  payments of which $834 is
  included in current liabilities                      $     1,506
                                                       ===========

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                      February 2,       February 3,
                                2002              2001
                             -----------       -----------
Equipment                    $     4,259       $     3,818
Less accumulated
  amortization                     2,205             1,485
                             -----------       -----------
Equipment under capital
  lease-net                  $     2,054       $     2,333
                             ===========       ===========

Note 7 - Income Taxes

The provision for income taxes consisted of:

(000's)
Fiscal years                     2001             2000              1999
                             -----------       -----------      -----------
Current:
   Federal                   $     6,845       $     4,518      $     5,857
   State                             584               593              985
                             -----------       -----------      -----------

 Total current                     7,429             5,111            6,842
                             -----------       -----------      -----------

Deferred:
   Federal                           109             1,096              990
   State                               7               141              141
                             -----------       -----------      -----------

 Total deferred                      116             1,237            1,131
                             -----------       -----------      -----------

 Total provision             $     7,545       $     6,348     $      7,973
                             ===========       ===========     ============

Included in other current assets are income tax receivables in the amounts of $263,000 and $1,000 as of February 2, 2002 and February 3, 2001, respectively. The Company realized a tax benefit of $464,000 in 2001 and $38,000 in 2000 as a result of the exercise of stock options.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                     2001              2000            1999
                             -----------       -----------      -----------
U.S. Federal statutory
  tax rate                       35.0%             35.0%           35.0%
State and local income
  taxes, net of federal
  tax benefit                     1.9               5.0             5.1
Other                             0.6              (0.5)           (0.1)
                             -----------       -----------      -----------
Effective income tax rate        37.5%             39.5%           40.0%
                             ===========       ===========      ===========

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                         February 2,     February 3,
                                                   2002             2001
                                               ------------     -----------
Deferred tax assets:
   Accrued rent                                $        769     $       653
   Accrued compensation                                 313             252
   Accrued employee benefits                            246             122
   Federal net operating loss carryforward               41              87
   Lease incentives                                      10              37
   Other                                                180              49
                                               ------------     -----------

   Total deferred tax assets                   $      1,559     $     1,200
                                               ============     ===========

Deferred tax liabilities:
   Depreciation                                $      2,246     $     2,484
   Purchase accounting adjustments                      654             788
   Inventory valuation                                1,075             559
   Inventory purchase discounts                       1,358           1,027
                                               ------------     -----------

   Total deferred tax liabilities              $      5,333     $     4,858
                                               ============     ===========

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

Employee and Company contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of three years of participation in the Retirement Plan. Contributions charged to expense in 2001, 2000 and 1999 were $304,000, $334,000 and $256,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 2001, 14,000 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares were approximately $128,000.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Deferred Compensation Plan

In 2000, the Company established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Company sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, the Company can match a portion of the employees' contributions, which would be subject to vesting requirements. The plan is currently unfunded. Compensation expense for the Company's match and earnings on the deferred amounts for 2001 and 2000 were $65,000 and $18,000, respectively. Total deferred compensation liability at February 2, 2002 and February 3, 2001 was $331,000 and $64,000, respectively.

Note 9 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 2, 2002, 144,326 shares of unissued common stock were reserved for future grants under the plan.

Outside Directors Stock Option Plan

Effective March 4, 1999, the Company's Board of Directors approved the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock). The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of the Company's common stock at the market price on the date of grant. The option will vest six months from the grant date and expire ten years from the date of grant. At February 2, 2002, 19,000 shares of unissued common stock were reserved for future grants under the plan.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, the Company's Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"). The 2000 Plan reserves for issuance 1,000,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Stock Option Committee of the Board of Directors which administers the 2000 Plan. The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 2, 2002, 593,500 shares of unissued common stock were reserved for future grants under the plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, no compensation expense has been recognized for the 1993 Plan, the Directors Plan or the 2000 Plan.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued


Fiscal years                    2001             2000           1999
                             -----------     -----------    -----------
Risk free interest rate         4.3%             5.9%           5.4%
Expected dividend yield         0.0%             0.0%           0.0%
Expected volatility            70.8%            71.5%          72.1%
Expected term                 5 Years          5 Years         5 Years

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(000's, except per share data)
Fiscal years                     2001            2000           1999
                             -----------     -----------    -----------
Pro forma net income         $    11,714     $     8,675    $    11,243
Pro forma net income
  per share-Basic            $       .97     $       .70    $       .85
Pro forma net income
  per share-Diluted          $       .94     $       .70    $       .83

The weighted-average fair value of options granted was $6.82, $3.68 and $7.03 for 2001, 2000 and 1999, respectively.

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended February 2, 2002:

                                                          Weighted Average
                                  Shares                   Exercise Price
                        --------------------------   --------------------------
                       Outstanding    Exercisable   Outstanding    Exercisable
                       -----------    -----------   -----------    -----------
Balance at
  January 30, 1999         857,274        517,842         $7.34         $ 6.30
    Granted                322,750                        11.09
    Cancelled              (18,094)                       10.32
    Exercised             (152,584)                        6.58
                       -----------                       ------
Balance at
  January 29, 2000       1,009,346        534,382          8.60         $ 6.68
    Granted                579,800                         5.79
    Cancelled              (66,750)                        9.80
    Exercised              (35,735)                        8.96
                       -----------                       ------
Balance at
  February 3, 2001       1,486,661        656,131          7.50         $ 7.66
    Granted                 15,000                        11.08
    Cancelled              (55,954)                        6.97
    Exercised             (392,791)                        6.68
                       -----------                       ------
Balance at
  February 2, 2002       1,052,916        681,741        $ 7.89         $ 8.21
                       ===========                       ======

The following table summarizes information regarding outstanding and exercisable options at February 2, 2002:

                           Options Outstanding             Options Exercisable
                   ----------------------------------   ------------------------
                                 Weighted    Weighted                   Weighted
                   Number        Average     Average    Number          Average
Range of           of Options    Remaining   Exercise   of  Options     Exercise
Exercise Price     Outstanding   Life        Price      Exercisable     Price
---------------    -----------   ----------  --------   -----------     --------
$ 4.38 - $ 6.00      481,003        7.0        $ 4.91       302,982       $ 5.19
$ 6.25 - $10.88      177,281        6.8        $ 8.63        79,076       $ 8.60
$11.00 - $11.50      372,632        6.8        $11.08       288,017       $11.07
$11.63 - $17.25       22,000        6.2        $13.19        11,666       $13.40

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

The Company purchased approximately $146,000, $352,000 and $798,000 of merchandise from LC Footwear, LLC in 2001, 2000 and 1999, respectively. Commissions paid to PL Footwear, Inc. were $1.0 million, $1.2 million and $1.1 million in 2001, 2000 and 1999, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2001 and 2000 include results for 13 weeks except for the fourth quarter of 2000, which includes results for 14 weeks. The following table summarizes results for 2001 and 2000:

(000's, except per share data)
                                     First      Second       Third     Fourth
2001                                Quarter     Quarter     Quarter    Quarter
                                    -------     -------     -------    -------
Net sales                          $117,186    $113,986    $124,778   $120,606
Gross profit                         34,956      32,254      36,813     31,108
Operating income                      7,669       4,629       7,881      2,216
Net income                            4,290       2,502       4,625      1,158
Net income per share - Basic       $    .36    $    .21    $    .38   $    .09
Net income per share - Diluted     $    .35    $    .20    $    .37   $    .09

(000's, except per share data)
                                     First      Second       Third     Fourth
2000                                Quarter     Quarter     Quarter    Quarter
                                    -------     -------     -------    -------
Net sales                          $ 95,405    $ 95,611    $114,710   $112,438
Gross profit                         28,193      27,391      33,929     30,418
Operating income                      6,250       3,655       7,071      2,263
Net income                            3,431       1,746       3,805        741
Net income per share - Basic       $    .26    $    .14    $    .32   $    .06
Net income per share - Diluted     $    .26    $    .14    $    .32   $    .06

                               SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Charged
                                 Balance at     (Credited) to     Balance at
                                  Beginning        Costs and        End of
           Descriptions           of Period        Expenses         Period
           ------------         ------------    -------------    -----------
Year ended January 29, 2000
    Reserve for sales returns
       and allowances             $  114,492    $          0      $  114,492
    Inventory reserve             $1,600,000    $          0      $1,600,000

Year ended February 3, 2001
    Reserve for sales returns
       and allowances             $  114,492    $          0      $  114,492
    Inventory reserve             $1,600,000    $    550,000      $2,150,000

Year ended February 2, 2002
    Reserve for sales returns
       and allowances             $  114,492    $          0      $  114,492
    Inventory reserve             $2,150,000    $   (100,000)     $2,050,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers under
Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a).1. Financial Statements:

            The following financial statements of the Company are set forth in Part II, Item 8.

            Report of Management

            Independent Auditors' Report

            Consolidated Balance Sheets at February 2, 2002 and
            February 3, 2001.

            Consolidated Statements of Income for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

            Consolidated Statements of Shareholders' Equity for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

            Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

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

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended February 2, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Shoe Carnival, Inc.


Date:    April 4, 2002              By:             /s/ Mark L. Lemond
                                      ------------------------------------------
                                                     Mark L. Lemond
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                          Date

/s/ J. Wayne Weaver         Chairman of the Board and Director     April 4, 2002
------------------------
J. Wayne Weaver

/s/ Mark L. Lemond          President, Chief Executive Officer     April 4, 2002
------------------------    and Director
Mark L. Lemond              (Principal Executive Officer)

/s/ William E. Bindley      Director                               April 4, 2002
------------------------
William E. Bindley

/s/ Gerald W. Schoor        Director                               April 4, 2002
------------------------
Gerald W. Schoor

/s/ James A. Aschleman      Director                               April 4, 2002
------------------------
James A. Aschleman

/s/ W. Kerry Jackson        Senior Vice President - Chief          April 4, 2002
------------------------    Financial Officer and Treasurer
W. Kerry Jackson            (Principal Financial and Accounting
                            Officer)

                                INDEX TO EXHIBITS


Exhibit
  No.                                    Description
--------      ------------------------------------------------------------------


  3-A        (i)  Restated Articles of Incorporation of Registrant

          (1)(ii) Articles of Amendment of Restated Articles of Incorporation of Registrant

  3-B        By-laws of Registrant, as amended to date

    4     (2)(i)  Amended and Restated Credit Agreement and Promissory Notes
             dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

          (3)(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

          (4)(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

             (iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2000, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

 10-D*    (5)1989 Stock Option Plan of Registrant and amendments to such Plan

 10-E*    (6)1993 Stock Option and Incentive Plan of Registrant, as amended

 10-F*    (5)Executive Incentive Compensation Plan of Registrant

 10-G*    (7)Outside Directors Stock Option Plan

 10-I     (5)Non-competition Agreement dated as of January 15, 1993, between
             Registrant and J. Wayne Weaver

 10-K     (5)Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including: (i) Exercise Notice; (ii) Subscription Agreement; (iii) Promissory Note; (iv) Pledge Agreement;
             (v) Stock Power

 10-L*    (6)Employee Stock Purchase Plan of Registrant, as amended

 10-O*    (8)2000 Stock Option and Incentive Plan of Registrant

 10-P*    (9)Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker
 10-Q*    (9)Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford

   21        A list of subsidiaries of Shoe Carnival, Inc.

   23        Written consent of Deloitte & Touche LLP
 -------------------------------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

 (1) The copy of this exhibit filed as exhibit number 3-A(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 is incorporated herein by reference.

 (2) The copy of this exhibit as exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

 (3) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.

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

 (7) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

 (8) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 Registration No. 333-60114) is incorporated herein by reference.

 (9) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 is incorporated herein by reference.