Form 10-Q
period 2002-05-04
SHOE CARNIVAL INC
filed 2002-06-18
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         May 4, 2002

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number:                0-21360

                               Shoe Carnival, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Indiana                                                   35-1736614
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

8233 Baumgart Road, Evansville, Indiana                              47725
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

 Common Stock, $.01 par value, 12,553,580 shares outstanding as of June 9, 2002

--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Part I  Financial Information
        Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets ......................     3
          Condensed Consolidated Statements of Income.................     4
          Condensed Consolidated Statement of Shareholders' Equity....     5
          Condensed Consolidated Statements of Cash Flows.............     6
          Notes to Condensed Consolidated Financial Statements........     7

        Item 2 - Management's Discussion and Analysis.................  8-10

Part II    Other Information

        Item 6.  Exhibits and Reports on Form 8-K.....................    11


        Signature.....................................................    12

                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                         May 4,       February 2,      May 5,
                                          2002           2002           2001
                                                    (In thousands)
                                     ASSETS

Current Assets:
   Cash and cash equivalents........    $  3,616     $   5,459       $  3,677
   Accounts receivable..............       1,392         1,298            706
   Merchandise inventories..........     129,783       135,648        128,158
   Deferred income tax benefit......         483           449            755
   Other............................       1,584         1,816          3,495
                                        --------     ---------        -------
Total Current Assets................     136,858       144,670        136,791
Property and equipment-net..........      59,607        57,249         57,636
                                        --------     ---------        -------
Total Assets........................    $196,465     $ 201,919       $194,427
                                        ========     =========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.................    $ 37,787     $  42,108       $ 31,843
   Accrued and other liabilities....      13,177        10,452         11,665
   Current portion of long-term
     debt...........................         725           834            913
                                        --------     ---------       --------
Total Current Liabilities...........      51,689        53,394         44,421
Long-term debt......................      16,269        27,672         40,976
Deferred lease incentives...........       4,096         4,197          4,035
Deferred income taxes...............       4,078         4,223          4,090
Other...............................         439           331            130
                                        --------     ---------       --------
Total Liabilities...................      76,571        89,817         93,652
                                        --------     ---------       --------
Shareholders' Equity:
  Common stock,  $.01 par value,
   50,000 shares authorized,
   13,363 shares issued at May 4,
   2002, February 2, 2002 and
   May 5, 2001......................         134           134            134
  Additional paid-in capital........      65,264        64,752         64,289
  Retained earnings.................      59,912        54,251         45,966
  Treasury stock, at cost, 812,
   1,000 and 1,379 shares at
   May 4, 2002, February 2, 2002
   and May 5, 2001..................      (5,416)       (7,035)        (9,614)
                                        --------     ---------        -------
Total Shareholders' Equity..........     119,894       112,102        100,775
                                        --------     ---------        -------
Total Liabilities and
  Shareholders' Equity..............    $196,465     $ 201,919       $194,427
                                        ========     =========       ========



            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                   Thirteen           Thirteen
                                                 Weeks Ended        Weeks Ended
                                                 May 4, 2002        May 5, 2001
                                                 -----------        -----------
                                                        (In thousands,
                                                    except per share data)
Net sales......................................  $   129,384        $   117,186
Cost of sales (including buying,
  distribution and occupancy costs)............       90,302             82,230
                                                 -----------        -----------
Gross profit...................................       39,082             34,956
Selling, general and administrative expenses...       29,761             27,287
                                                 -----------        -----------
Operating income...............................        9,321              7,669
Interest expense, net..........................          264                805
                                                 -----------        -----------
Income before income taxes.....................        9,057              6,864
Income taxes...................................        3,396              2,574
                                                 -----------        -----------
Net income.....................................  $     5,661        $     4,290
                                                 ===========        ===========
Net income per share:
   Basic......................................   $       .45        $       .36
                                                 ===========        ===========
   Diluted....................................   $       .44        $       .35
                                                 ===========        ===========
Average shares outstanding:
   Basic......................................        12,471             11,971
                                                 ===========        ===========
   Diluted....................................        12,932             12,303
                                                 ===========        ===========



            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                                               Add'l
                           Common Stock      Paid-In Retained Treasury
                      Issued Treasury Amount Capital Earnings  Stock    Total
                      ------ -------- ------ ------- -------- --------  -----
                                            (In thousands)

Balance at
  February 2, 2002..  13,363  (1,000) $  134  $64,752 $54,251 $(7,035) $112,102
Exercise of
  stock options.....             185              512           1,575     2,087
Employee stock
  purchase plan
  purchases.........               3                               44        44
Net income .........                                    5,661             5,661
                      ------   -----  ------  ------- -------  ------  --------
Balance at
 May 4, 2002........  13,363    (812) $  134  $65,264 $59,912 $(5,416) $119,894
                      ======   =====  ======  ======= ======= =======  ========



            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                    Thirteen          Thirteen
                                                   Weeks Ended       Weeks Ended
                                                   May 4, 2002       May 5, 2001
                                                          (In thousands)
 Cash flows from operating activities:
   Net income...................................   $     5,661        $   4,290
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization...............         2,882            2,670
     Loss on retirement of assets...............             6              126
     Deferred income taxes......................          (179)            (323)
     Other  ....................................             6              (59)
     Changes in operating assets and
      liabilities:
       Merchandise inventories..................         5,866           (5,123)
       Accounts receivable......................           (94)             360
       Accounts payable and accrued
        liabilities.............................        (1,595)           2,582
       Prepaid expenses and other current
        assets..................................           231           (2,061)
                                                   ----------        ----------
Net cash provided by operating activities.......        12,784            2,462
                                                   -----------       ----------
Cash flows from investing activities:
   Purchases of property and equipment..........        (5,198)          (2,476)
   Lease incentives.............................             0              507
                                                   -----------       ----------
Net cash used in investing activities...........        (5,198)          (1,969)
                                                   -----------       ----------
Cash flows from financing activities:
   Borrowings under line of credit..............        58,100          131,725
   Payments on line of credit...................       (69,400)        (131,725)
   Payments on capital lease obligations........          (260)            (215)
   Proceeds from issuance of stock..............         2,131              172
                                                   -----------       ----------
Net cash used in financing activities...........        (9,429)             (43)
                                                   -----------       ----------
Net (decrease) increase in cash and cash
 equivalents....................................        (1,843)             450
Cash and cash equivalents at beginning of
  period........................................         5,459            3,227
                                                   -----------       ----------
Cash and cash equivalents at end of period......   $     3,616       $    3,677
                                                   ===========       ==========
Supplemental disclosures of cash flow
  information:
   Cash paid during period for interest.........   $       387       $      951
   Cash paid during period for income taxes,
     net of refunds.............................   $       (60)      $        0
   Capital lease obligations incurred...........   $        47       $       93




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

It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 2001 Annual Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                        Number of Stores        Store Square Footage  Comparable
                Beginning               End of    Net       End of   Store Sales
Quarter Ended   Of Period Opened Closed Period   Change     Period     Increase
May 4, 2002           182      6      0    188   71,000   2,175,000      1.1%

May 5, 2001           165      3      0    168   26,000   1,937,000      2.3%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                Thirteen         Thirteen
                                              Weeks Ended      Weeks Ended
                                              May 4, 2002      May 5, 2001

Net sales.................................       100.0%           100.0%
Cost of sales (including buying,
  distribution and occupancy costs).......        69.8             70.2
                                               ----------      ----------
Gross profit..............................        30.2             29.8
Selling, general and administrative
  expenses................................        23.0             23.3
                                               ----------      ----------
Operating income..........................         7.2              6.5
Interest expense..........................          .2               .6
                                               ----------      ----------
Income before income taxes................         7.0              5.9
Income taxes..............................         2.6              2.2
                                               ----------      ----------
Net income................................         4.4%            3.7%
                                               ==========      ==========


Net Sales

Net sales increased $12.2 million to $129.4 million in the first quarter of 2002, a 10.4% increase over net sales of $117.2 million in the comparable prior year period. The increase was attributable to a 1.1% comparable store sales increase and the sales generated by the 23 new stores opened in 2001 and 2002 (net of one store closed).

Gross Profit

Gross profit increased $4.1 million to $39.1 million in the first quarter of 2002, an 11.8% increase over gross profit of $35.0 million in the comparable prior year period. The Company's gross profit margin increased to 30.2% from 29.8% in the prior year. As a percentage of sales, the merchandise gross profit increased .4% as compared to last year, and buying, distribution and occupancy costs were flat with last year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million to $29.8 million in the first quarter of 2002 from $27.3 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.0% from 23.3% in the prior year. Total pre-opening costs in the first quarter of 2002 were $432,000 or 0.3% of sales, as compared to $187,000 or 0.2%, of sales in the first quarter of 2001.

Interest Expense

The decrease in net interest expense to $264,000 in the first quarter of 2002 from $805,000 in the first quarter of 2001 resulted from a 45% reduction in average borrowings and a lower effective interest rate.

Income Taxes

The effective income tax rate of 37.5% in the first quarter of 2002 and 2001 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities increased $10.3 million to $12.8 million during the first quarter of 2002 from $2.5 million for the first quarter of 2001. Excluding changes in operating assets and liabilities, cash provided by operating activities was $8.4 million in the first quarter of 2002 versus $6.7 million in the comparable prior year period. Merchandise inventories increased $1.6 million to $129.8 million at May 4, 2002 from $128.2 million at May 5, 2001. In 2002, the key merchandise strategy is centered on lowering merchandise inventory levels of seasonal fashion product in order to increase the overall gross profit margin. Leaner inventories in the seasonal fashion categories, particularly women's product, are expected to reduce our exposure to markdowns and increase cash flow. While the number of stores operated at the end of the first quarter increased 11.9%, merchandise inventories only increased 1.3%. This resulted in a decrease in merchandise inventories on a per-store basis at the end of the first quarter of 9.5% compared with the end of the first quarter of last year. Decreases in merchandise inventories on a per-store basis at quarter-end for the remainder of the year are expected to range from 4% to 6%.

Working capital decreased to $85.2 million at May 4, 2002 from $92.4 million at May 5, 2001. The current ratio was 2.6 to 1 at May 4, 2002 and 3.1 to 1 at May 5, 2001. Long-term debt as a percentage of total capital was 11.9% at May 4, 2002 compared with 28.9% at May 5, 2001. The decrease in working capital was primarily due to an increase in accounts payable and accrued liabilities.

Capital expenditures were $5.2 million in the first quarter of 2002. Of these expenditures, $2.8 million was incurred for new stores and $1.8 was incurred for purchase of our existing point-of-sale software from the vendor. All other capital additions totaled $700,000.

The Company intends to open 25 stores in 2002, including the six stores opened in the first quarter. Seven stores are expected to open in the second quarter with the remaining store openings in the third and fourth quarter. Three stores were opened in the first quarter of 2001.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

The Company's unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Cash generated by operations in the first quarter of 2002 was primarily used to reduce the outstanding borrowings under this facility by $11.3 million. Borrowings and letters of credit outstanding under the credit facility at May 4, 2002 were $15.7 million and $2.6 million, respectively.

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

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to Vote of  Security Holders

           The annual meeting of the common shareholders of the Company was held June 5, 2002.

           Election of Directors

           J. Wayne Weaver and Gerald W. Schoor were each elected at the annual meeting to serve as a Director of the Company for a three-year term. Messrs. Weaver and Schoor received 11,021,919 and 11,543,766 votes, respectively, in favor of their election. No votes were cast against the election of either nominee.

           Other Matters Voted Upon at the Meeting

           Deloitte & Touche LLP was appointed as auditor for the Company for 2002. 11,643,624 votes were cast in favor, 9,230 votes were cast against and 11,930 abstentions were recorded with respect to such appointment.


Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            None

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended May 4, 2002.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



                  Date:  June 18, 2002               SHOE CARNIVAL, INC.
                                                         (Registrant)



                                              By:    /s/ W. Kerry Jackson
                                                       W. Kerry Jackson
                                                     Senior Vice President and
                                                     Chief Financial Officer