Form 10-Q
period 2002-08-03
SHOE CARNIVAL INC
filed 2002-09-17
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 August 3, 2002
                               -------------------------------------------------
                                       OR

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

Common Stock, $.01 par value, 12,593,656 shares outstanding as of September 12, 2002.


--------------------------------------------------------------------------------

                               SHOE CARNIVAL, INC.
                               INDEX TO FORM 10-Q

                                                                           Page

Part I   Financial Information
         Item 1.  Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets ....................     3
             Condensed Consolidated Statements of Income...............     4
             Condensed Consolidated Statement of Shareholders' Equity..     5
             Condensed Consolidated Statements of Cash Flows...........     6
             Notes to Condensed Consolidated Financial Statements......     7

         Item 2.  Management's Discussion and Analysis.................  8-11

         Item 3.  Quantitative and Qualitative Disclosures.............    11

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K.....................    12

         Signature.....................................................    13

         Certifications................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                       August 3,     February 2,     August 4,
                                         2002           2002           2001
                                       --------      -----------     ---------
                                                   (In thousands)
                                     ASSETS
Current Assets:
   Cash and cash equivalents.......   $   6,316      $     5,459     $   6,748
   Accounts receivable.............         954            1,298           714
   Merchandise inventories.........     146,615          135,648       142,528
   Deferred income tax benefit.....         316              449           687
   Other...........................       3,275            1,816         2,871
                                     ----------       ----------    ----------
Total Current Assets...............     157,476          144,670       153,548
Property and equipment-net.........      62,016           57,249        59,233
                                     ----------       ----------    ----------
Total Assets.......................  $  219,492       $  201,919    $  212,781
                                     ==========       ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................  $   49,432       $   42,108    $   42,535
   Accrued and other liabilities...      12,970           10,452        11,092
   Current portion of long-term
    debt...........................         586              834           946
                                     ----------       ----------    ----------
Total Current Liabilities..........      62,988           53,394        54,573
Long-term debt.....................      23,447           27,672        45,798
Deferred lease incentives..........       4,513            4,197         4,229
Deferred income taxes..............       4,041            4,223         3,660
Other..............................         511              331           192
                                     ----------       ----------    ----------
Total Liabilities..................      95,500           89,817       108,452
                                     ----------       ----------    ----------

Shareholders' Equity:
   Common stock,  $.01 par value,
    50,000 shares authorized,
    13,363 shares issued at
    August 3, 2002,
    February 2, 2002 and
    August 4, 2001.................         134              134           134
   Additional paid-in capital......      65,407           64,752        64,289
   Retained earnings...............      63,467           54,251        48,468
   Treasury stock, at cost 773,
    1,000 and 1,218 shares at
    August 3, 2002, February 2,
    2002 and August 4, 2001........      (5,016)          (7,035)       (8,562)
                                     ----------      -----------    ----------
Total Shareholders' Equity..........    123,992          112,102       104,329
                                     ----------      -----------    ----------
Total Liabilities and
 Shareholders' Equity............... $  219,492      $   201,919    $  212,781
                                     ==========      ===========    ==========



            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                   Thirteen        Thirteen        Twenty-six      Twenty-six
                  Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                 August 3, 2002  August 4, 2001  August 3, 2002  August 4, 2001
                 --------------  --------------  --------------  --------------
                             (In thousands, except per share data)

Net sales......    $   124,626      $   113,986     $   254,010     $   231,172
Cost of sales
 (including
  buying,
  distribution
  and
  occupancy
  costs)........        88,865           81,732         179,167         163,962
                   -----------      -----------     -----------     -----------

Gross profit....        35,761           32,254          74,843          67,210
Selling,
 general and
 administrative
 expenses.......        29,873           27,625          59,634          54,912
                   -----------      -----------     -----------     -----------

Operating
 income.........         5,888            4,629          15,209          12,298
Interest
 expense, net...           200              626             464           1,431
                   -----------      -----------     -----------     -----------

Income before
 income taxes...         5,688            4,003          14,745          10,867

Income taxes....         2,133            1,501           5,529           4,075
                   -----------      -----------     -----------     -----------

Net income......   $     3,555      $     2,502     $     9,216     $     6,792
                   ===========      ===========     ===========     ===========

Net income
 per share:
    Basic........  $       .28      $       .21     $       .74      $      .57
                   ===========      ===========     ===========      ==========
    Diluted......  $       .27      $       .20     $       .71      $      .55
                   ===========      ===========     ===========      ==========

Average shares
 outstanding:
    Basic........       12,566           12,066          12,518          12,018
                   ===========      ===========     ===========      ==========
    Diluted......       13,065           12,467          12,995          12,389
                   ===========      ===========     ===========      ==========



            See Notes to Condensed Consolidated Financial Statements

                              SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited

                                               Add'l
                             Common Stock     Paid-In Retained Treasury
                       Issued Treasury Amount Capital Earnings  Stock    Total
                       ------ -------- ------ ------- -------- --------  -----
                                           (In thousands)

Balance at
 February 2, 2002...  13,363  (1,000) $ 134  $64,752 $54,251  $(7,035) $112,102
  Exercise of stock
   options...........            221             655            1,924     2,579
  Employee stock
   purchase plan
    purchases........              6                               95        95
  Net income ........                                  9,216              9,216
                      ------   -----  -----  ------- -------  -------  --------
Balance at
 August 3, 2002...... 13,363    (773) $ 134  $65,407 $63,467  $(5,016) $123,992
                      ======   =====  =====  ======= =======  =======  ========



            See Notes to Condensed Consolidated Financial Statements

                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                 Twenty-six        Twenty-six
                                                Weeks Ended       Weeks Ended
                                               August 3, 2002    August 4, 2001
                                               --------------    --------------
                                                        (In thousands)
Cash flows from operating activities:
   Net income..............................     $     9,216        $    6,792
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation and amortization.........           5,970             5,414
      Loss on retirement of assets.........               6               127
      Deferred income taxes................             (49)             (685)
      Other  ..............................             (21)             (130)
     Changes in operating assets and liabilities:
       Merchandise inventories.............         (10,967)          (19,493)
       Accounts receivable.................             344               353
       Accounts payable and accrued
        liabilities........................           9,842            12,719
       Other...............................          (1,459)           (1,455)
                                                -----------        ----------
Net cash provided by operating activities..          12,882             3,642
                                                -----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment.....         (10,693)           (6,735)
   Lease incentives........................             514               831
                                                -----------        ----------

Net cash used in investing activities......         (10,179)           (5,904)
                                                -----------        ----------

Cash flows from financing activities:
   Borrowings under line of credit.........         124,150           259,525
   Payments on line of credit..............        (128,150)         (254,525)
   Payments on capital lease obligations...            (520)             (441)
   Proceeds from issuance of stock.........           2,674             1,224
                                                -----------        ----------

Net cash (used in) provided by financing
 activities................................          (1,846)            5,783
                                                -----------        ----------

Net increase in cash and cash equivalents..             857             3,521
Cash and cash equivalents at beginning
 of period.................................           5,459             3,227
                                                -----------        ----------

Cash and cash equivalents at end of period..    $     6,316        $    6,748
                                                ===========        ==========

Supplemental disclosures of cash flow
 information:
   Cash paid during period for interest.....    $       605        $    1,599
   Cash paid during period for income taxes.    $     5,312        $    5,206
Supplemental disclosure of noncash
 investing activities:
   Capital lease obligations incurred.......    $        47        $      174



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


Note 2 - New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

Effective February 4, 2002 the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 has not had a significant impact on the financial position or results from operations of the Company.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                                                    Comparable
                       Number of Stores        Store Square Footage Store Sales
               Beginning               End of    Net       End of    Increase/
Quarter Ended  of Period Opened Closed Period   Change     Period    Decrease
-------------  --------- ------ ------ ------  -------     ------   -----------
May 4, 2002          182      6      0    188   71,000  2,175,000      1.1%
August 3, 2002       188      9      0    197  112,000  2,287,000     (0.5%)
Year-to-date         182     15      0    197  183,000  2,287,000      0.4%

May 5, 2001          165      3      0    168   26,000  1,937,000      2.3%
August 4, 2001       168     10      0    178  123,000  2,060,000      2.1%
Year-to-date         165     13      0    178  149,000  2,060,000      2.1%


The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                   Thirteen        Thirteen        Twenty-six      Twenty-six
                  Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                 August 3, 2002  August 4, 2001  August 3, 2002  August 4, 2001
                 --------------  --------------  --------------  --------------
Net sales......       100.0%         100.0%          100.0%          100.0%
Cost of sales
 (including
  buying,
  distribution
  and
  occupancy
  costs).......        71.3           71.7            70.5            70.9
                    ---------      ----------      ----------      ---------

Gross profit...        28.7           28.3            29.5            29.1
Selling,
 general and
 administra-
 tive
 expenses......        24.0           24.2            23.5            23.8
                    ---------      ----------      ----------      ---------

Operating
 income........         4.7            4.1             6.0             5.3
Interest
 expense-net...          .1             .6              .2              .6
                    ---------      ----------      ----------      ---------

Income before
 income taxes...        4.6            3.5             5.8             4.7
Income taxes....        1.7            1.3             2.2             1.8
                    ---------      ----------      ----------      ---------

Net income......        2.9%           2.2%            3.6%            2.9%
                    =========      ==========      ==========      =========

Net Sales

Net sales increased $10.6 million to $124.6 million in the second quarter of 2002, a 9.3% increase over net sales of $114 million in the comparable prior year period. The increase was attributable to the 29 stores opened since May 2001 (net of one store closed), partially offset by a comparable store sales decrease of 0.5%. Athletic sales for the quarter achieved comparable store increases, offsetting, for the most part, the comparable store sales decreases in the men's, women's and children's non-athletic categories.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net sales increased $22.8 million to $254 million in the first half of 2002, a 9.9% increase over net sales of $231.2 million in the comparable prior year period. The increase was attributable to a 0.4% comparable store sales increase and the sales generated by the 32 new stores opened in 2001 and 2002 (net of one store closed).

Gross Profit

Gross profit increased $3.5 million to $35.8 million in the second quarter of 2002, a 10.9% increase over gross profit of $32.3 million in the comparable prior year period. The Company's gross profit margin increased to 28.7% from 28.3%. As a percentage of sales, the merchandise gross profit margin increased 0.5% and buying, distribution and occupancy costs increased 0.1% as compared to the same period last year. The increase in the merchandise gross profit margin was due to increased margins obtained on the sale of athletic footwear and women's non-athletic footwear. In the first half of 2002, the key merchandise strategy was centered on lowering merchandise inventory levels of seasonal fashion product, particularly women's non-athletic product, in order to reduce our exposure to markdowns, thereby increasing the overall gross profit margin.

Gross profit increased $7.6 million to $74.8 million in the first half of 2002, an 11.4% increase over gross profit of $67.2 million in the comparable prior year period. The Company's gross profit margin increased to 29.5% from 29.1% for the first six months of 2001. As a percentage of sales, the merchandise gross profit margin increased 0.5% and buying, distribution and occupancy costs increased 0.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $29.9 million in the second quarter of 2002 from $27.6 million in the comparable prior year period. As a percentage of sales, these expenses decreased 0.3% to 24.0% from 24.2% last year. During the second quarter of 2002, the Company opened nine stores as compared to 10 stores opened in the second quarter of 2001. Total pre-opening costs in the second quarter of 2002 were $663,000 or 0.5% of sales, as compared to $667,000 or 0.6% of sales, for the second quarter of 2001.

Selling, general and administrative expenses increased $4.7 million to $59.6 million in the first half of 2002 from $54.9 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.5% from 23.8% last year. Total pre-opening costs in the first half of 2002 were $1.1 million or 0.4% of sales, as compared to $854,000 million or 0.4% of sales, in the first half of 2001. Fifteen stores were opened in the first half of 2002 and 13 stores were opened in the first half of 2001.

Pre-opening costs in the third quarter are anticipated to be approximately $950,000 compared to $342,000 in the third quarter last year. The expected higher pre-opening costs are a result of the anticipated opening of ten stores in the third quarter this year versus five stores in the third quarter last year and the grand opening costs expensed in the third quarter for two stores that opened in the last week of the second quarter. Excluding pre-opening costs, selling, general and administrative costs are expected to be flat or slightly down as a percentage of sales in the third quarter of 2002 as compared to the same period in 2001.

Interest Expense

The decrease in net interest expense in the second quarter and first six months of 2002, as compared with the second quarter and first six months of 2001 resulted from substantially lower average borrowings and a lower effective interest rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Income Taxes

The effective income tax rate was 37.5% in the second quarter and the first six months of 2002 and for the same time periods in 2001. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. For the first six months of 2002, cash generated by operating activities was $12.9 million compared with an increase of cash of $3.6 million from operations for the first six months of last year. Excluding changes in operating assets and liabilities, cash provided by operating activities was $15.1 million in the first half of 2002 versus $11.5 million in the comparable prior year period. Merchandise inventories increased $4.1 million to $146.6 million at August 3, 2002 from $142.5 million at August 4, 2001. In 2002, the key merchandise strategy is centered on lowering merchandise inventory levels of seasonal fashion product in order to increase the overall gross profit margin. Leaner inventories in the seasonal fashion categories, particularly women's product, are expected to reduce our exposure to markdowns and increase cashflow. While the number of stores operated at the end of the second quarter increased 10.7%, merchandise inventories only increased 2.9%. This resulted in a decrease in merchandise inventories on a per-store basis at the end of the second quarter of 7.1% compared with the end of the second quarter last year. Decreases in merchandise inventories on a per- store basis at quarter-end for the remainder of the year are expected to range from 3% to 6%

Working capital decreased to $94.5 million at August 3, 2002 from $99 million at August 4, 2001 and the current ratio was 2.5 to 1 at August 3, 2002 as compared with 2.8 to 1 at August 4, 2001. Long-term debt as a percentage of total capital reduced to 15.9% at the end of the first half of 2002 from 30.5% at the end of the first half of 2001. The decrease in working capital was primarily due to the increase in accounts payable and accrued liabilities.

Capital expenditures, net of lease incentives of $514,000, were $10.2 million in the first half of 2002. Of these expenditures, $5.9 million was incurred for new stores. Computer hardware and software purchases totaled $2.2 million, including the purchase in the first quarter of our existing point-of-sale software from the vendor for $1.8 million. Additional conveyors and technology for the distribution center was purchased for $500,000. All other capital additions totaled $1.6 million.

The Company opened nine stores in the second quarter bringing the total number of stores opened in 2002 to 15. With the anticipated opening of ten stores in the second half of the year, 25 new stores will have been opened during 2002. Of the 13 stores opened during the first half of 2001, ten stores were opened in the second quarter. Five stores were opened and one store were closed in the second half of 2001, for a total net addition of 17 stores in 2001.

The Company currently expects to accelerate the number of new store openings in 2003 to 40 stores, or a 20% store growth rate. Capital expenditures for 2003 are expected to be approximately $17 million to $19 million, of which $13 million to $15 million will be expended for new stores. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's current prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures, net of lease incentives, for 2002 new stores are expected to average approximately $365,000. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $80,000 per store in 2002.

The Company's credit facility provides for up to $70 million in cash advances and letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at August 3, 2002 were $23 million and $8.4 million, respectively. The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

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


Factors That May Effect Future Results

This report on Form 10-Q contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which the Company's stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns, consumer buying trends and the ability of the Company to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and the ability of the Company to open new stores in a timely manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; and changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear, and the continued favorable trade relationships between China and the United States.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $100,000 for the first six months of 2002 and $197,000 for the first six months of 2001.

                               SHOE CARNIVAL, INC.
                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          10-R Employment and Noncompetition agreement dated July 1, 2002, between Registrant and Mark L. Lemond

          99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 3, 2002.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE




           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



           Date:  September 17, 2002                SHOE CARNIVAL, INC.
                                                       (Registrant)



                                                 By: /s/ W. Kerry Jackson
                                                     --------------------
                                                         W. Kerry Jackson
                                                    Senior Vice President and
                                                     Chief Financial Officer

                               SHOE CARNIVAL, INC.
                                 CERTIFICATIONS


I, Mark L. Lemond, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Shoe Carnival, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 17, 2002
                                                  /s/ Mark L. Lemond
                                                  ------------------
                                                      Mark L. Lemond
                                                       President and
                                                  Chief Executive Officer



I, W. Kerry Jackson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Shoe Carnival, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 17, 2002

                                                   /s/ W. Kerry Jackson
                                                   --------------------
                                                       W. Kerry Jackson
                                                  Senior Vice President and
                                                   Chief Financial Officer