Form 10-Q
period 2002-11-02
SHOE CARNIVAL INC
filed 2002-12-17
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             November 2, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:                        0-21360
                       ---------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X ]  No [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 12,600,323 shares outstanding as of December 11, 2002.

                              SHOE CARNIVAL, INC.
                              INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
Part I   Financial Information
         Item 1.  Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets.....................     3
             Condensed Consolidated Statements of Income...............     4
             Condensed Consolidated Statement of Shareholders' Equity..     5
             Condensed Consolidated Statements of Cash Flows...........     6
             Notes to Condensed Consolidated Financial Statements......     7

         Item 2.  Management's Discussion and Analysis.................  8-11

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risks...................................    11

         Item 4.  Controls and Procedures..............................    11


Part II    Other Information

         Item 6.  Exhibits and Reports on Form 8-K.....................    12

         Signature.....................................................    13

         Certifications................................................ 14-15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SHOE CARNIVAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited

                                        November 2,   February 2,   November 3,
                                           2002          2002          2001
                                        -----------   -----------   -----------
                                                    (In thousands)
                                     ASSETS
Current Assets:
   Cash and cash equivalents...........  $  3,969       $  5,459     $  3,207
   Accounts receivable.................     2,577          1,298        1,660
   Merchandise inventories.............   147,909        135,648      137,289
   Deferred income tax benefit.........       385            449          703
   Other...............................     2,040          1,816        2,055
                                         --------       --------     --------
Total Current Assets...................   156,880        144,670      144,914
Property and equipment-net.............    63,601         57,249       59,349
                                         --------       --------     --------
Total Assets...........................  $220,481       $201,919     $204,263
                                         ========       ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................  $ 42,794       $ 42,108     $ 33,242
   Accrued and other liabilities.......    12,640         10,452       10,675
   Current portion of long-term debt...       482            834          945
                                         --------       --------     --------
Total Current Liabilities..............    55,916         53,394       44,862
Long-term debt.........................    25,438         27,672       41,176
Deferred lease incentives..............     5,002          4,197        4,126
Deferred income taxes..................     4,467          4,223        4,191
Other..................................       611            331          275
                                         --------       --------     --------
Total Liabilities......................    91,434         89,817       94,630
                                         --------       --------     --------
Shareholders' Equity:
   Common stock, $.01 par value,
    50,000 shares authorized,
    13,363 shares issued and
    outstanding at November 2,
    2002, February 2, 2002
    and November 3, 2001...............       134            134          134
   Additional paid-in capital..........    65,427         64,752       64,524
   Retained earnings...................    68,422         54,251       53,093
   Treasury stock, at cost, 765,
    1,000 and 1,149 shares at
    November 2, 2002, February 2,
    2002 and November 3, 2001..........    (4,936)        (7,035)      (8,118)
                                         --------       --------     --------
Total Shareholders' Equity.............   129,047        112,102      109,633
                                         --------       --------     --------
Total Liabilities and
 Shareholders' Equity..................  $220,481       $201,919     $204,263
                                         ========       ========     ========


            See Notes to Condensed Consolidated Financial Statements

                              SHOE CARNIVAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited

                           Thirteen      Thirteen     Thirty-nine   Thirty-nine
                          Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                          November 2,   November 3,   November 2,   November 3,
                              2002          2001          2002          2001
                          -----------   -----------   -----------   ------------
                                    (In thousands, except per share data)
Net sales.............     $137,703     $124,778       $391,713       $355,950
Cost of sales
 (including
 buying, distribution
 and occupancy costs)..      97,238       87,965        276,405        251,927
                           --------     --------       --------       --------
Gross profit..........       40,465       36,813        115,308        104,023
Selling, general
 and administrative
 expenses.............       32,376       28,932         92,010         83,844
                           --------     --------       --------       --------
Operating income......        8,089        7,881         23,298         20,179
Interest
 expense, net.........          161          480            625          1,911
                           --------     --------       --------       --------
Income before
 income taxes.........        7,928        7,401         22,673         18,268
Income taxes..........        2,973        2,776          8,502          6,851
                           --------     --------       --------       --------
Net income............     $  4,955     $  4,625       $ 14,171       $ 11,417
                           ========     ========       ========       ========
Net income
 per share:
     Basic............     $    .39     $    .38       $   1.13       $    .95
                           ========     ========       ========       ========
     Diluted..........     $    .38     $    .37       $   1.09       $    .92
                           ========     ========       ========       ========
Average shares
 outstanding:
     Basic............       12,595       12,195         12,545         12,077
                           ========     ========       ========       ========
     Diluted..........       12,967       12,513         12,982         12,431
                           ========     ========       ========       ========


            See Notes to Condensed Consolidated Financial Statements

                              SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited


                                               Add'l
                             Common Stock     Paid-In Retained Treasury
                       Issued Treasury Amount Capital Earnings  Stock    Total
                       ------ -------- ------ ------- -------- -------- -------
                                          (In thousands)

Balance at
 February 2, 2002....  13,363  (1,000) $  134 $64,752  $54,251 $(7,035) $112,102
  Exercise of stock
   options...........             226             675            1,967     2,642
 Employee stock
   purchase plan
    purchases........               9                              132       132
 Net income..........                                   14,171            14,171
                       ------  ------  ------ -------  ------- -------  --------
Balance at
 November 2, 2002....  13,363    (765) $  134 $65,427  $68,422 $(4,936) $129,047
                       ======  ======  ====== =======  ======= =======  ========



            See Notes to Condensed Consolidated Financial Statements

                              SHOE CARNIVAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                               Thirty-nine       Thirty-nine
                                               Weeks Ended       Weeks Ended
                                             November 2, 2002  November 3, 2001
                                             ----------------  ----------------
                                                       (In thousands)
Cash flows from operating activities:
   Net income................................   $  14,171         $  11,417
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization...........       9,164             8,291
     Loss on retirement of assets............         128               127
     Deferred income taxes...................         308              (171)
     Other...................................         (72)             (151)
     Changes in operating assets
       and liabilities:
       Merchandise inventories...............     (12,261)          (14,254)
       Accounts receivable...................      (1,061)             (594)
       Accounts payable and accrued
        liabilities..........................       2,865             3,007
       Other                                         (209)             (637)
                                                ---------         ---------
Net cash provided by operating activities....      13,033             7,035
                                                ---------         ---------
Cash flows from investing activities:
 Purchases of property and equipment.........     (15,799)           (9,476)
 Lease incentives............................       1,135               831
                                                ---------         ---------
Net cash used in investing activities........     (14,664)           (8,645)

Cash flows from financing activities:
 Borrowings under line of credit.............     193,675           338,350
 Payments on line of credit..................    (195,600)         (337,975)
 Payments on capital lease obligations.......        (708)             (688)
 Proceeds from issuance of stock.............       2,774             1,903
                                                ---------         ---------
Net cash provided by financing activities....         141             1,590
                                                ---------         ---------
Net decrease in cash and cash equivalents....      (1,490)              (20)
Cash and cash equivalents at beginning
 of period...................................       5,459             3,227
                                                ---------         ---------
Cash and cash equivalents at end of period...   $   3,969         $   3,207
                                                =========         =========
Supplemental disclosures of cash
 flow information:
  Cash paid during period for interest.......   $     765         $   2,151
  Cash paid during period for income taxes...   $   6,731         $   5,499
Supplemental disclosure of noncash
 investing activities:
  Capital lease obligations incurred.........   $      47         $     423


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

Note 2 - New Accounting Pronoucements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                       Number of Stores        Store Square Footage  Comparable
               -----------------------------   --------------------  Store Sales
               Beginning               End of    Net         End of   Increase/
Quarter Ended  Of Period Opened Closed Period   Change       Period   Decrease
-------------  --------- ------ ------ ------   ------       ------  -----------

May 4, 2002...     182      6      0     188    71,000    2,175,000      1.1%
August 3,
  2002........     188      9      0     197   112,000    2,287,000     (0.5%)
November 2,
  2002........     197     10      0     207   114,000    2,401,000      1.3%
First Three
  Quarters....     182     25      0     207   297,000    2,401,000      0.7%


May 5, 2001..      165      3      0     168    26,000    1,937,000      2.3%
August 4,
  2001.......      168     10      0     178   123,000    2,060,000      2.1%
November 3,
  2001.......      178      5      0     183    54,000    2,114,000      2.5%
First Three
  Quarters...      165     18      0     183   203,000    2,114,000      2.1%

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                   Thirteen        Thirteen        Thirty-nine    Thirty-nine
                  Weeks Ended     Weeks Ended      Weeks Ended    Weeks Ended
                  November 2,     November 3,      November 2,    November 3,
                     2002            2001             2002           2001
                  -----------     -----------      -----------    -----------
Net sales........     100.0%          100.0%            100.0%         100.0%
Cost of sales
 (including
 buying,
 distribution
 and occupancy
 costs)..........      70.6            70.5              70.6           70.8
                     ------          ------            ------         ------
Gross profit.....      29.4            29.5              29.4           29.2
Selling,
 general and
 administra-
 tive expenses...      23.5            23.2              23.5           23.6
                     ------          ------            ------         ------
Operating
 income..........       5.9             6.3               5.9            5.6
Interest
 expense-net.....        .1              .4                .1             .5
                     ------          ------            ------         ------
Income before
 income taxes....       5.8             5.9               5.8            5.1
Income taxes.....       2.2             2.2               2.2            1.9
                     ------          ------            ------         ------
Net income.......       3.6%            3.7%              3.6%           3.2%
                     ======          ======            ======         ======

Net Sales

Net sales increased $12.9 million to $137.7 million in the third quarter of 2002, a 10.4% increase over net sales of $124.8 million in the comparable prior year period. The increase was attributable to a 1.3% comparable store sales increase and the sales generated by the 36 new stores opened since August 2001 (net of one store closed). Adult athletic and men's non-athletic product were largely responsible for the increase in comparable store sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net sales increased $35.8 million to $391.7 million in the first nine months of 2002, a 10% increase over net sales of $356.0 million in the comparable prior year period. The increase was attributable to a 0.7% comparable store sales increase and the sales generated by the 43 new stores opened since January 2000 (net of one store closed).

Gross Profit

Gross profit increased $3.7 million to $40.5 million in the third quarter of 2002, a 9.9% increase over gross profit of $36.8 million in the comparable prior year period. The Company's gross profit margin was 29.4% compared with 29.5% last year. As a percentage of sales, the merchandise gross profit margin was the same as last year while buying, distribution and occupancy costs increased 0.1%.

Gross profit increased $11.3 million to $115.3 million in the first nine months of 2002, a 10.8% increase over gross profit of $104.0 million in the comparable prior year period. The Company's gross profit margin increased to 29.4% from 29.2% last year. As a percentage of sales, the merchandise gross profit margin increased 0.3% from last year and buying, distribution and occupancy costs increased 0.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million to $32.4 million in the third quarter of 2002 from $28.9 million in the comparable prior year period. As a percentage of sales, these expenses increased to 23.5% from 23.2% due to higher new store pre-opening costs. During the third quarter of 2002, the Company opened ten stores as compared with five stores in the third quarter of 2001. Total new store pre-opening costs in the third quarter of 2002 were $870,000, or 0.6% of sales, as compared to $342,000, or 0.3% of sales, for the third quarter of 2001.

Selling, general and administrative expenses increased $8.2 million to $92.0 million in the first nine months of 2002 from $83.8 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 23.5% from 23.6% last year. Total new store pre-opening costs for the first nine months of 2002 were $2.0 million or 0.5% of sales, as compared to $1.2 million or 0.3% of sales, for the first nine months of 2001. Twenty-five stores were opened in the first nine months of 2002 and 18 stores were opened in the first nine months of 2001.

Interest Expense

The decrease in net interest expense in the third quarter and the first nine months of 2002 as compared with the third quarter and the first nine months of 2001 resulted from substantially lower average borrowings and a lower effective interest rate.

Income Taxes

The effective income tax rate was 37.5% for the third quarter and the first nine months of 2002 and for the same time periods in 2001. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. For the first nine months of 2002, net cash generated by operating activities was $13.0 million compared to an increase of cash of $7.0 million for the first nine months of last year. Excluding changes in operating assets and liabilities, cash provided by operating activities was $23.7 million in the first nine months of 2002 versus $19.5 million in the comparable prior year period. Merchandise inventories increased $10.6 million to $147.9 million at November 2, 2002 from $137.3 million at November 3, 2001. During 2002, our key merchandise strategy is centered on lowering merchandise inventory levels of seasonal fashion product in order to increase the overall gross profit margin. Leaner inventories in seasonal fashion product, particularly in the women's non-athletic category, are expected to reduce the exposure to markdowns. While the number of stores in operation at the end of the third quarter of 2002 increased 13.1% compared with the end of the third quarter of 2001, merchandise inventories only increased 7.7%. This resulted in a decrease in merchandise inventories on a per-store basis of 4.8%. Merchandise inventories on a per-store basis at year-end are expected to decrease between 5% and 8% from last year's levels.

Working capital increased to $101.0 million at November 2, 2002 from $100.1 million at November 3, 2001 and the current ratio was 2.8 to 1 at November 2, 2002 as compared with 3.2 to 1 at November 3, 2001. Long-term debt as a percentage of total capital was 16.5% at November 2, 2002, compared to 27.3% at November 3, 2001.

Capital expenditures, net of lease incentives of $1.1 million, were $14.7 million in the first nine months of 2002. Of these expenditures, approximately $9.7 million was incurred for new stores. Computer hardware and software purchases totaled $2.7 million, including $1.8 million incurred for the purchase of point-of-sale software. Additional conveyors and technology for our distribution center were purchased for $600,000. All other capital additions totaled $1.7 million.

The Company opened 25 stores in the first nine months of 2002, thereby completing its planned store expansion program for the year. Six stores were opened in the first quarter, nine in the second quarter and ten in the third quarter. During the first nine months of 2001, 18 stores were opened. Three stores were opened in the first quarter, ten in the second quarter and five in the third quarter. One store was closed in the fourth quarter of 2001. No stores have been closed in 2002.

The Company expects to open 40 stores in 2003. Capital expenditures for 2003 are expected to be approximately $17 million to $18 million, of which $13 to $14 million will be expended for new stores. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

The Company's current new store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for new stores, net of lease incentives, are expected to average approximately $320,000 in 2003. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. New store pre-opening expenses, such as advertising, salaries, supplies and utilities, are expected to average approximately $75,000 per store in 2003.

The Company's credit facility provides for up to $70 million in cash advances and letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under this facility at November 2, 2002 were $25.1 million and $2.1 million, respectively. The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable under the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $149,000 for the first nine months of 2002 and $307,000 for the first nine months of 2001.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended November 2, 2002.

                              SHOE CARNIVAL, INC.
                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.


Date:  December 12, 2002                          SHOE CARNIVAL, INC.
                                                      (Registrant)


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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002                   By:   /s/ Mark L. Lemond
                                                 -------------------
                                                    Mark L. Lemond
                                                    President and
                                                Chief Executive Officer

                              SHOE CARNIVAL, INC.
                                 CERTIFICATIONS


I, W. Kerry Jackson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Shoe Carnival, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002                    By:  /s/ W. Kerry Jackson
                                                 --------------------
                                                   W. Kerry Jackson
                                               Senior Vice President and
                                                Chief Financial Officer