Form 10-K
period 2003-02-01
SHOE CARNIVAL INC
filed 2003-05-01
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the fiscal year ended:       February 1, 2003

                                         OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF  1934

         For the transition period from ___________ to __________

         Commission file number:       0-21360

                               SHOE CARNIVAL, INC.
             (Exact name of registrant as specified in its charter)

                                     Indiana
         (State or other jurisdiction of incorporation or organization)

                                   35-1736614
                      (I.R.S. Employer Identification No.)

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

                          COMMON STOCK, $. 01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  X   No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price for such stock at August 2, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $126,515,389 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 24, 2003 were 12,634,753.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on June 12, 2003 is incorporated by reference into Part III hereof.

                               Shoe Carnival, Inc.
                               Evansville, Indiana

               Annual Report to Securities and Exchange Commission
                                February 1, 2003

                                     PART I

ITEM 1.  BUSINESS

Shoe Carnival, Inc. (the "Company") is one of the nation's largest and fastest-growing family footwear retailers. The Company offers customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. The Company differentiates itself from its competitors by its distinctive, highly promotional in-store marketing effort and large stores that average 11,600 square feet, generate an average of approximately $2.7 million in annual sales and house an average inventory of approximately 30,000 pairs of shoes per location. As of February 1, 2003, the Company operated 207 stores in 23 states in the Midwest, South and Southeast regions of the United States.

The Company makes available free of charge through the Investor Relations portion of its Internet website at www.shoecarnival.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Business Strategy

The Company's goal is to continue to grow its net sales and earnings by strengthening its position as the logical destination store for its customers' footwear needs. Key elements of the Company's business strategy are as follows:

The Company offers a distinctive shopping experience. The Company's stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. The Company promotes a high-energy retail environment by decorating with bright lights and bold colors, and by featuring a stage and barker as the focal point in each store. Through the use of a microphone, this barker, or "mic-person," advertises current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. The Company's mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of its value pricing. Management believes this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales, the building of a loyal, repeat customer base, the creation of word-of-mouth advertising and enhanced sell through of in-season goods.

The Company offers a broad merchandise assortment. The Company's objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. The Company's product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries an average of approximately 30,000 pairs of shoes in four general categories -- men's, women's, children's and athletics. In addition to footwear, the Company's stores carry selected accessory items complementary to the sale of footwear. In fiscal year 2002, more than 90% of the Company's sales represented name brand products. The Company places significant emphasis on visual merchandising and the promotion of nationally recognized name brands. The Company communicates the importance of these brands through creative signage and other visual aids on the fixtures throughout the stores.

The Company believes that by offering a wide selection of both athletic and non-athletic footwear, it is able to reduce its exposure to shifts in fashion preferences between those categories. The Company's ability to identify and react to fashion changes has been a key factor in its sales and earnings performance in recent years.

The Company offers value to its customers. The Company's marketing effort targets middle income, value-conscious consumers seeking name brand footwear for all age groups. Management believes that by offering a wide selection of popular styles of name brand merchandise at competitive prices, the Company generates broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family. Management also believes that the Company's highly promotional in-store shopping environment contributes to a reputation of value pricing throughout the store.

The Company maintains an efficient store level cost structure. The Company's cost-efficient store operations and real estate strategy enable it to price products competitively and earn attractive store level returns. Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers who so choose to serve themselves. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. The Company prefers to locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize its exposure to value-oriented shoppers.

The Company relies heavily on information technology. The Company has invested significant resources in information technology. The Company's proprietary inventory management and point-of-sale systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. The Company's store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day. Reacting to sales trends, the Company's mic-people utilize this information to choose from among a number of product promotions supplied by its centralized merchandising staff. The Company's data warehouse enables the buying staff to analyze sales, margin and inventory levels by store, by day, down to the size of shoe if necessary. Utilizing this information, the Company's merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives. Management believes timely access to key business data has enabled the Company to drive annual comparable store sales increases, manage the Company's markdown activity and improve inventory turnover.

Growth Strategy

Key elements of the Company's growth strategy are as follows:

The Company will continue to grow its store base. The majority of the Company's sales and earnings growth is expected to continue to be generated by the opening of new stores. Management expects to open approximately 40 stores in 2003. Thereafter, the Company intends to expand at a rate of approximately 20% per year. During fiscal 2003, new stores are expected to be located primarily within the 23 states we currently operate. New states the Company will enter in 2003 include Colorado and possibly Pennsylvania. The Company intends to enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, the Company generally will seek locations in reasonably close proximity to other existing markets. This strategy supports more efficient management and reduces distribution costs. In addition to new market expansion and consistent with this clustering approach, the Company has targeted certain existing markets for additional new stores when appropriate store locations become available. Management believes that the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

One of the Company's major goals is to improve its operating margins. The Company is focused on improving its operating margins by increasing its gross margin and leveraging general and administrative expenses against a higher sales base. A primary focus to increase the gross margin is to rejuvenate its women's non-athletic category. Women's product has historically achieved the highest gross margin. Management believes the Company can further enhance its gross margin by increasing its sales of women's product as a percent of total sales. To achieve this goal, the Company is improving its women's branded merchandise assortment, particularly for professional women, by offering more prominent national brands and by introducing a new store design that highlights the women's non-athletic product through better visibility within the store.

Merchandising

The Company's merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. The Company's stores carry an average of approximately 30,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand close-outs. The Company's stores also carry complementary accessories such as handbags, wallets, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

The Company's mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of value pricing. The Company emphasizes brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles. These displays may highlight a product offering of a single vendor or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandise techniques make it easier for customers to shop and focus attention on key name brands. Expenses for signage and visual displays highlighting a particular brand will typically be partially or fully reimbursed by the vendor.

The table below sets forth the Company's percentage of sales by product category for fiscal 2002, 2001 and 2000.

Fiscal Year                                 2002          2001          2000
                                         -----------   -----------    ----------
Women's                                      25%           25%            27%
Men's                                        16            16             17
Children's (1)                               16            17             16
Athletic (2)                                 39            37             35
Accessories and Miscellaneous Items           4             5              5
                                         -----------   -----------    ----------

                                            100%          100%           100%
                                         ===========   ===========    ==========

       ------------

       (1) Children's includes children's athletic shoes.
       (2) Includes men's and women's sizes only.

Women's, men's and children's non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In 2002, athletic styles, including children's sizes, represented slightly more than half of the Company's footwear sales. During 2001 and 2002, the Company liquidated its athletic apparel which was included in the Accessories and Miscellaneous category and does not intend to carry this product in the future.

Pricing

The Company's pricing strategy is designed to emphasize value. By combining current season name brand product with promotional pricing, management feels that it creates a better value for customers. Initial pricing decisions are guided by gross profit margin targets which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Markdowns are centrally managed by the buying staff and communicated to the stores through information systems as needed.

In-store signage is used extensively to highlight sales promotions and to advertise promotional pricing to meet or beat competitors' sale prices.

Advertising and Promotion

In-store promotions are a key element in the Company's marketing effort. Although most promotions are pre-planned, store managers are encouraged to use their own creativity in devising on-the-spot promotional activities, such as contests and games. For example, the first person to correctly answer a trivia question may win a chance to grab for coupons or cash in the "Money Machine" where the customer attempts to catch cash and coupons during a 30-second period inside a transparent booth. With a spin of the Spin-N-Win(TM) Wheel, a customer purchasing multiple pairs of shoes may win instant discounts and other small prizes. Both of these promotions exemplify the Company's emphasis on fun and excitement in order to enhance the customer's total shopping experience.

The Company uses various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. The Company directs approximately 53% of its total advertising budget to television and radio. Print media (including newspaper ads, inserts and direct mail) and outdoor advertising account for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

The Company strives to make each store opening a major retail event. Grand openings feature an inflatable theme park, contests, cash and prize giveaways, special celebrity appearances and live musical performances. The Company believes its grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Store Location and Design

The number of stores opened and closed for 2002, 2001 and 2000 are as follows:

Fiscal Year                                 2002         2001           2000
                                         -----------   ----------     ----------
Stores open at beginning of year             182           165            138
Opened during year                            25            18             32
Closed during year                             0             1              5
                                         -----------   ----------     ----------

Stores open at end of year                   207           182            165
                                         ===========   ==========     ==========

At February 1, 2003, the Company had 207 stores located in 23 states, primarily in the Midwest, South and Southeastern regions of the United States. Although seven stores are located in enclosed malls, the Company prefers strip shopping center locations, where occupancy costs are typically lower and the Company enjoys greater operating freedom to implement its non-traditional retail methods. Management feels that the target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

All of the Company's stores are leased rather than owned. Management believes that the flexibility afforded by leasing allows the Company to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores. Prior to entering a new market, the Company performs a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential strip shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the landlord's ability to deliver the premises. After the Company accepts the premises from the landlord, it can generally open a store within 45 days.

Critical to the success of opening new stores in larger markets or geographic areas is the Company's ability to cluster stores. Clustering involves the operation of multiple locations in a particular metropolitan area or in several smaller markets located in reasonable proximity to one another. The clustering of stores creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs.

As of February 1, 2003, the Company's stores averaged approximately 11,600 square feet, ranging in size (with the exception of one smaller store) from 6,600 to 26,500 square feet. The Company's current store prototype utilizes between 8,000 and 15,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

The Company's stores are designed and fixtured to reflect the high energy level of its retail concept. Stores are typically equipped with a sound system, microphone and entertainment devices such as the Spin-N-Win(TM) Wheel. With an open stock format, merchandise is typically displayed within a store by category, with athletic footwear generally located in the center of the store to provide a transition between women's and men's footwear.

Updated Store Design. The store design and logo in most of the existing stores was introduced in 1996. This design conveyed a carnival-like atmosphere by utilizing distinctive signs, flashing colored lights, large mirrors and bold colors. While Management believes the existing design will continue to be successful into the future, a new store design will be utilized in all new stores beginning in 2003. Existing stores will incorporate the new design when they would naturally be scheduled for a remodel. The new design will incorporate the excitement and high energy that makes Shoe Carnival distinctive, but will feature a contemporary look and feel by utilizing a more muted color scheme, larger-than-life sized graphics, better visual displays and an improved way finding system. In addition, the Shoe Carnival logo has been redesigned to reflect the store's new color scheme and contemporary look.

Store Operations

Management of store operations is the responsibility of the Company's Executive Vice President - Store Operations, who is assisted by divisional vice presidents, regional managers and the individual store managers. There are two divisions designated as the North and South Divisions. Each divisional vice president is responsible for approximately twelve regions, but is ultimately expected to manage up to fifteen regions. Each regional manager is responsible for the operation of between three and fourteen stores and is required to visit each store periodically, concentrating more heavily on under-performing stores. Regional managers meet regularly with their respective divisional vice president on a monthly basis, except during peak sales periods, and quarterly with the Executive Vice President - Store Operations and other members of senior management to discuss strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a general manager and up to four assistant managers, depending on sales volume. General managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. The Company provides an incentive compensation plan for all regional and general managers based primarily upon the attainment of sales, expense control and profitability goals.

Administrative functions are centrally controlled from corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, distribution and pricing. Regional and general managers are expected and encouraged to provide feedback to all corporate departments to improve efficiencies. Regional and general managers are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.

Distribution

The Company operates a single 200,000 square foot distribution facility in Evansville, Indiana. Management estimates that with only a moderate investment in additional equipment and technology, the existing distribution facility can service up to 350 stores.

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

Buying Operations

Maintaining fresh, fashionable merchandise is critical to the Company's success. The Company's buyers stay in touch with evolving trends by shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines. Management of the purchasing function is the responsibility of its Executive Vice President - General Merchandise Manager. Regional managers are expected to provide input to the Company's merchandising staff regarding market specific fashion trends.

The Company purchases merchandise from over 170 footwear vendors. In 2002, three suppliers, Nike, Inc, Reebok International Ltd., and Skechers USA, Inc. each accounted for more than 10% of net sales and together accounted for approximately 36% of net sales. A loss of any of the Company's key suppliers in certain product categories could have a material adverse effect on its business. As is common in the industry, the Company does not have any long-term contracts with suppliers.

Information Systems

The Company has devoted significant resources to expand its sophisticated information technology systems. The Company's network connects its corporate office to every store, providing up-to-date sales and inventory information as required. Each store has an independent point-of-sale controller, with two to 12 point-of-sale terminals per store. To provide maximum flexibility and maintain data integrity, the Company's information systems are based upon relational database technology. The Company's distribution facility utilizes a spread spectrum radio frequency network to assure accurate, real-time information throughout the distribution operation. Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width. Additional data analysis can be quickly provided on demand by using either a fourth generation language programming tool or personal computer tools that access the Company's database.

A state of the art point-of-sales system utilizes bar code technology to capture sales, gross margin and inventory information. The system provides, in addition to other features, full price management (including price look-up), promotional tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin analysis by product category at the store level and customer tracking.

Competition

The retail footwear business is highly competitive. The Company believes that the principal competitive factors in its industry are merchandise selection, price, fashion, quality, location, store environment and service. The Company competes primarily with department stores, shoe stores, sporting goods stores and mass merchandisers.

The Company typically competes with department stores and traditional shoe stores by offering lower prices. The Company competes with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.

Many of the Company's competitors are significantly larger and have substantially greater financial and other resources. However, management believes that its distinctive retail format, in combination with its wide merchandise selection, competitive prices and low operating costs, enable the Company to compete effectively.

Employees

At February 1, 2003, the Company had approximately 3,200 employees, of which approximately 1,700 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

Management attributes a large portion of the Company's success in various areas of cost control to its inclusion of virtually all management level employees in incentive compensation plans. The Company also contributes all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in company-sponsored plans. All employees also receive discounts on Company merchandise. The Company considers its relationship with its employees to be satisfactory.

Trademarks

The Company owns the following federally registered trademarks and servicemarks:
Shoe Carnival(R), The Carnival(R), Nuff Said(R), Donna Lawrence(R), Oak Meadow(R), Victoria Spenser(R), Chase and Brittney's(R), Via Nova(R), Fresh Stuff(R), Innocence(R) and Carnival Lites(R). The Company believes these marks are valuable and, accordingly, intends to maintain the marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2002 fiscal year.

Executive Officers of the Company

Name                   Age                    Position
----                   ---                    --------

J. Wayne Weaver         68      Chairman of the Board and Director

Mark L. Lemond          48      President, Chief Executive Officer and Director

Timothy T. Baker        46      Executive Vice President - Store Operations

Clifton E. Sifford      49      Executive Vice President - General Merchandise Manager

W. Kerry Jackson        41      Senior Vice President - Chief Financial Officer and Treasurer

David A. Kapp           39      Vice President - Merchandise Allocation and Secretary

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 2002 and 2001 are as follows:

                                      High                 Low
                                   -------------     -------------
Fiscal Year 2002
First Quarter                       $ 21.19            $  13.00
Second Quarter                        22.44               16.55
Third Quarter                         20.20               10.00
Fourth Quarter                        16.62               12.76

Fiscal Year 2001
First Quarter                       $ 11.00            $   8.22
Second Quarter                        13.00                9.30
Third Quarter                         13.85                8.60
Fourth Quarter                        14.70                8.40

As of April 4, 2003, there were approximately 207 holders of record of the Common Stock.

The Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

No unregistered equity securities were sold by the Company during fiscal 2002.

The information required by this Item concerning securities authorized for issuance under the Company's equity plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

ITEM 6.  Selected Financial Data

(In thousands, except share and operating data)

Fiscal years (1)                                   2002            2001           2000           1999            1998
                                               ------------   ------------   ------------    ------------   ------------
Income Statement Data:
 Net sales                                     $    519,699   $    476,556   $    418,164    $    339,929   $    280,157
 Cost of sales (including buying,
   distribution and occupancy costs)                369,912        341,425        298,233         238,097        196,141
                                               ------------   ------------   ------------    ------------   ------------

 Gross profit                                       149,787        135,131        119,931         101,832         84,016
 Selling, general and
  administrative expenses                           123,658        112,736        100,692          80,888         66,464
                                               ------------   ------------   ------------    ------------   ------------

 Operating income                                    26,129         22,395         19,239          20,944         17,552
 Interest expense                                       785          2,275          3,168           1,010            507
                                               ------------   ------------   ------------    ------------   ------------

Income before income taxes                           25,344         20,120         16,071          19,934         17,045
Income tax expense                                    9,504          7,545          6,348           7,973          6,818
                                               ------------   ------------   ------------    ------------   ------------

Net income                                     $     15,840   $     12,575   $      9,723    $     11,961   $     10,227
                                               ============   ============   ============    ============   ============

Net income per share:
  Basic                                        $       1.26   $       1.04   $        .79    $        .90   $        .78
  Diluted                                      $       1.22   $       1.01   $        .78    $        .88   $        .76

Average shares outstanding:
  Basic                                              12,561         12,124         12,354          13,284         13,150
  Diluted                                            12,976         12,483         12,455          13,578         13,429

Selected Operating Data (2):
Stores open at end of year                              207            182            165             138            111
Square footage of store space
   at year-end (000's)                                2,401          2,104          1,911           1,590          1,274
Average sales per store (000's)                $      2,675   $      2,743   $      2,744    $      2,744   $      2,791
Average sales per square foot                  $        232   $        237   $        237    $        238   $        250
Comparable store sales                                (0.4)%           3.0%           2.5%            1.4%           3.6%
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working capital(3)                             $     96,248   $     93,327   $     89,345    $     69,672   $     48,720
Total assets                                        219,275        201,919        187,351         162,853        120,761
Long-term debt and other indebtedness                15,503         27,672         41,137          22,338          1,361
Total shareholders' equity                          130,891        112,102         96,313          93,345         82,667
------------------------------------------------------------------------------------------------------------------------------------

(1) The Company's fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2002, 2001, 2000, 1999, and 1998 relate respectively to the fiscal years ended February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000, and January 30, 1999. Fiscal year 2000 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2) Selected Operating Data has been adjusted to a comparable 52 week basis for 2000.

(3) Historical periods have been reclassified to conform to the fiscal 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2002, 2001 and 2000 relate respectively to the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001. Fiscal years 2002 and 2001 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

Critical Accounting Policies

It is necessary for management to include certain judgements in the reported financial results of the Company. These judgements involve estimates that are inherently uncertain and actual results could differ materially from these estimates. The accounting policies that require the more significant judgements by management are:


Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. In determining market value, management estimates the future sales price of items of merchandise contained in the inventory as of the balance sheet date. Factors considered in this determination include among others, current and recently recorded sales prices, the length of time product has been held in inventory and quantities of various product styles contained in inventory. The ultimate amount realized from the sale of certain product could differ materially from management's estimates. The Company also estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Valuation of Long-lived Assets - The Company reviews long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable and annually when no such event has occurred. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Management's assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgement and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Deferred Income Taxes - The Company calculates income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for the deferred tax assets. The Company anticipates that future taxable income will be able to recover the full amount of the net deferred tax assets. The Company's effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company has also been involved in domestic tax audits. At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the following fiscal years:

                                                           2002                2001               2000
                                                     ----------------    ---------------     ---------------
Net sales                                                 100.0%              100.0%             100.0%
Cost of sales (including buying,
   distribution and occupancy costs)                       71.2                71.6               71.3
                                                     ----------------    ---------------     ---------------

Gross profit                                               28.8                28.4               28.7
Selling, general and
   administrative expenses                                 23.8                23.7               24.1
                                                     ----------------    ---------------     ---------------

Operating income                                            5.0                 4.7                4.6
Interest expense                                            0.2                 0.5                0.8
                                                     ----------------    ---------------     ---------------

Income before income taxes                                  4.8                 4.2                3.8
Income tax expense                                          1.8                 1.6                1.5
                                                     ----------------    ---------------     ---------------

Net income                                                  3.0%                2.6%               2.3%
                                                     ================    ===============     ===============

2002 Compared to 2001

Net Sales

Net sales increased $43.1 million to $519.7 million in 2002, a 9.1% increase over net sales of $476.6 million in 2001. The increase was attributable to the sales generated by the 25 stores opened in 2002 and the effect of a full year's worth of sales for the 17 stores opened in 2001 (net of one store closed), partially offset by a comparable store sales decrease of 0.4%. The decrease in comparable store sales resulted from the discontinuation of athletic apparel in all stores and handbags in certain stores. Footwear sales in comparable stores were up 0.1% for the year.

Gross Profit

Gross profit increased $14.7 million to $149.8 million in 2002, a 10.9% increase from gross profit of $135.1 million in 2001. The Company's gross profit margin increased to 28.8% from 28.4% in 2002. As a percentage of sales, the merchandise gross profit margin increased 0.6% and buying, distribution and occupancy costs increased 0.2%. The increase in the merchandise gross profit margin was primarily driven by increases in our women's non-athletic category and our adult athletic category. The fiscal 2002 key merchandise strategy of lowering merchandise inventory levels of seasonal fashion product in order to reduce our exposure to markdowns has proven successful in strengthening our overall gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.0 million to $123.7 million in 2002 from $112.7 million in 2001. As a percentage of sales, these expenses increased 0.1% in 2002 primarily as a result of higher pre-opening costs. The aggregate of pre-opening expenses for the 25 new stores in 2002 was approximately $2.0 million, or 0.4% of sales, and $1.2 million, or 0.3% of sales, for the 18 new stores in 2001.

Interest Expense

Interest expense decreased to $785,000 (net of interest income of $35,000) in 2002 from $2.3 million (net of interest income of $72,000) in 2001. The decrease was attributable to substantially lower average borrowings outstanding and a lower effective interest rate. The weighted average interest rate on total debt was 4.1% in 2002 and 5.6% in 2001.

Income Taxes

The effective income tax rate was 37.5% in 2002 and 2001. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

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

Gross Profit

Gross profit increased $15.2 million to $135.1 million in 2001, a 12.7% increase from gross profit of $119.9 million in 2000. The Company's gross profit margin decreased to 28.4% from 28.7% in 2000 due to a decrease in the merchandise gross profit margin. Buying, distribution and occupancy costs, as a percentage of sales, were flat with the prior year. The decrease in merchandise margins resulted from a decline in the gross profit margins realized from the sale and liquidation of fall and winter product during the fourth quarter. Due to unseasonably warm weather and a very competitive retail environment throughout the fourth quarter, it was necessary to take substantial markdowns, particularly in the seasonal dress and casual shoes, and boots.

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

Interest Expense

Interest expense decreased to $2.3 million (net of interest income of $72,000) in 2001 from $3.2 million (net of interest income of $49,000) in 2000. The decrease was attributable to a lower effective interest rate. Partially offsetting the benefit of the lower interest rates was a slight increase in the average borrowings outstanding over the prior year. The weighted average interest rate on total debt was 5.6% in 2001 and 8.2% in 2000.

Income Taxes

The effective income tax rate decreased to 37.5% for 2001 from 39.5% for 2000. The decrease resulted from lower state income taxes. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

The Company's sources and uses of cash are summarized as follows:

(000's)
Fiscal years                                                       2002            2001              2000
                                                               ----------        --------         ---------
Net income plus depreciation and amortization                  $   28,324        $ 23,747         $  20,069
Deferred income taxes                                                 296             116             1,237
Working capital increases                                          (1,515)         (1,992)          (18,428)
Other operating activities                                            616             459               232
                                                               ----------        --------         ---------
Net cash provided by operating activities                          27,721          22,330             3,110
Net cash used in investing activities                             (17,724)         (9,369)          (12,979)
Net cash used to repurchase common shares                               0               0            (7,576)
Net cash (used in) provided by other financing activities          (9,674)        (10,729)           18,997
                                                               ----------        --------         ---------
Net increase in cash and cash equivalents                             323           2,232             1,552
Cash and cash equivalents at beginning of year                      5,459           3,227             1,675
                                                               ----------        --------         ---------
Cash and cash equivalents at end of year                       $    5,782        $  5,459         $   3,227
                                                               ==========        ========         =========

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Cash provided from operating activities was $27.7 million, $22.3 million and $3.1 million in 2002, 2001 and 2000, respectively. Excluding changes in operating assets and liabilities, $29.2 million, $24.3 million and $21.5 million was provided by operating activities in 2002, 2001 and 2000, respectively. Merchandise inventories increased $10.5 million to $146.1 million at February 1, 2003 compared with $135.6 million at February 2, 2002. The net increase in merchandise inventories resulted primarily from the 25 additional stores operated at February 1, 2003 offset in part by a per-store inventory reduction of 5%.

Working capital was $96.2 million at February 1, 2003 and $93.3 million at February 2, 2002. The current ratio at February 1, 2003 was 2.6 as compared to
2.8 at February 2, 2002. The decrease from the prior year was primarily a result of an increase in accounts payable and accrued and other liabilities. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) decreased to 10.6% at February 1, 2003 as compared to 19.8% at February 2, 2002. Cash generated by operations in 2002 was used to pay down long-term debt.

Capital expenditures, net of lease incentives, were $17.8 million in 2002, $9.8 million in 2001 and $13.8 million in 2000. These amounts include $47,000, $440,000, and $783,000 of capital lease obligations incurred in 2002, 2001 and 2000, respectively. Of the fiscal 2002 expenditures incurred, $9.1 million was for fiscal 2002 new stores, $1.2 million for stores to open in fiscal 2003, $1.1 million for remodeling and relocation of existing stores, $2.7 million on computer software and hardware, and $600,000 for additional conveyors and technology for our distribution center. The remaining capital expenditures in 2002 were primarily for various store improvements, loss prevention and technology.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $17 million to $19 million in fiscal 2003. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

In fiscal 2003, the Company intends to open approximately 40 stores at an expected aggregate cost of between $12.5 million and $13 million. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements along with continued investments in technology.

The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for new stores in 2003 are expected to average approximately $320,000. An updated store design, which will be used in all new stores in 2003 and beyond, will lower the cost to build a store by approximately 10% from historical levels. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $67,000 per store. On a per-store basis, for the 25 stores opened during 2002, the initial inventory investment averaged $604,000, capital expenditures averaged $349,000 and pre-opening expenses averaged $79,000.

The Company's unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Cash generated by operations in 2002 was partially used to reduce the outstanding borrowings under this facility by $11.8 million. Borrowings outstanding under the credit facility were $15.2 million at February 1, 2003 and $27.0 million at February 2, 2002. Letters of credit outstanding at February 1, 2003 were $9.0 million. As of February 1, 2003, $45.8 million was available to the Company for additional borrowings under the credit facility. On March 12, 2003, the credit agreement was amended to extend the maturity date to March 31, 2005.

The Company anticipates that its existing cash and cash flow from operations, supplemented by borrowings under its revolving credit line, will be sufficient to fund its planned expansion and other operating cash requirements for at least the next 12 months.

Significant contractual obligations as of February 1, 2003 and the periods in which payments are due include:

(000's)                                                         Payments Due By Period
                                         ---------------------------------------------------------------------------
                                                             Less Than           1-3            4-5        After 5
Contractual Obligations                       Total           1 Year            Years          Years        Years
-----------------------                  ---------------------------------------------------------------------------
Line of credit                           $    15,225                        $  15,225
Capital lease obligations                        761        $       468           293
Operating leases                             201,649             29,358        53,702     $   48,689      $  69,900
                                         -----------        -----------     ---------      ---------      ---------
Total Contractual Cash Obligations       $   217,635        $    29,826     $  69,220     $   48,689      $  69,900
                                         ===========        ===========     =========     ==========      =========

See Note 5 for a discussion of long-term debt and Note 6 for a discussion of leases.

The Company has other commercial commitments in the form of letters of credit where payment is contingent upon the occurrence of certain events. As of February 1, 2003, letters of credit outstanding were $9.0 million.

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

Factors That May Affect Future Results

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable on the Company's credit facility is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $184,000 in 2002 and $335,000 in 2001.

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


Independent Auditors' Report

To the Board of Directors and Shareholders of Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc., and subsidiaries as of February 1, 2003 and February 2, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., and subsidiaries as of February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


San Francisco, California
March 7, 2003
(March 12, 2003 as to Note 5)

Shoe Carnival, Inc.
Consolidated Balance Sheets

                                                                           February 1,            February 2,
(In thousands)                                                                2003                   2002
                                                                       -----------------      -----------------
Assets
Current Assets:
  Cash and cash equivalents                                              $       5,782          $       5,459
  Accounts receivable                                                            1,134                  1,298
  Merchandise inventories                                                      146,091                135,648
  Deferred income tax benefit                                                      901                    449
  Other                                                                          1,890                  1,816
                                                                         -------------          -------------

Total Current Assets                                                           155,798                144,670
Property and equipment-net                                                      63,477                 57,249
                                                                         -------------          -------------

Total Assets                                                             $     219,275          $     201,919
                                                                         =============          =============

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                       $      49,847          $      42,108
  Accrued and other liabilities                                                  9,276                  8,401
  Current portion of long-term debt                                                427                    834
                                                                         -------------          -------------

Total Current Liabilities                                                       59,550                 51,343
Long-term debt                                                                  15,503                 27,672
Deferred lease incentives                                                        5,262                  4,197
Accrued rent                                                                     2,458                  2,051
Deferred income taxes                                                            4,971                  4,223
Other                                                                              640                    331
                                                                         -------------          -------------

Total Liabilities                                                               88,384                 89,817
                                                                         -------------          -------------

Shareholders' Equity:
  Common stock, $.01 par value, 50,000 shares authorized
    13,363 shares issued                                                           134                    134
  Additional paid-in capital                                                    65,828                 64,752
  Retained earnings                                                             70,091                 54,251
  Treasury stock, at cost, 746 and 1,000 shares                                 (5,162)                (7,035)
                                                                         -------------          -------------

Total Shareholders' Equity                                                     130,891                112,102
                                                                         -------------          -------------

Total Liabilities and Shareholders' Equity                               $     219,275          $     201,919
                                                                         =============          =============


See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Income


(In thousands, except per share data)
Fiscal years ended

                                                                February 1,            February 2,           February 3,
                                                                   2003                   2002                  2001
                                                            ----------------       ----------------      ----------------
Net sales                                                   $       519,699         $      476,556        $      418,164
Cost of sales (including buying,
  distribution and occupancy costs)                                 369,912                341,425               298,233
                                                            ---------------         --------------        --------------

Gross profit                                                        149,787                135,131               119,931
Selling, general and administrative expenses                        123,658                112,736               100,692
                                                            ---------------         --------------        --------------

Operating income                                                     26,129                 22,395                19,239
Interest expense                                                        785                  2,275                 3,168
                                                            ---------------         --------------        --------------

Income before income taxes                                           25,344                 20,120                16,071
Income tax expense                                                    9,504                  7,545                 6,348
                                                            ---------------         --------------        --------------

Net income                                                  $        15,840         $       12,575        $        9,723
                                                            ===============         ==============        ==============

Net income per share:
  Basic                                                     $          1.26         $         1.04        $          .79
  Diluted                                                   $          1.22         $         1.01        $          .78

Average shares outstanding:
  Basic                                                              12,561                 12,124                12,354
  Diluted                                                            12,976                 12,483                12,455



See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Shareholders' Equity

(In thousands)

                                                    Common Stock           Additional
                                           -------------------------         Paid-In      Retained     Treasury
                                             Issued  Treasury   Amount       Capital      Earnings      Stock      Total
                                            -------  --------   ------     -----------    ---------    --------   --------
Balance at January 29, 2000                 13,345      (292)  $     133    $   63,683    $  31,953    $(2,424)   $ 93,345
Exercise of stock options                       18        17           1           605                      90         696
Employee stock purchase plan purchases                    22                                               125         125
Common stock repurchased                              (1,153)                                           (7,576)     (7,576)
Net income                                                                                    9,723                  9,723
                                           -------   -------   ---------    ----------    ---------    -------    --------

Balance at February 3, 2001                 13,363    (1,406)        134        64,288       41,676     (9,785)     96,313
Exercise of stock options                                392                       464                   2,622       3,086
Employee stock purchase plan purchases                    14                                               128         128
Net income                                                                                   12,575                 12,575
                                           -------   -------   ---------    ----------    ---------    -------    --------

Balance at February 2, 2002                 13,363    (1,000)        134        64,752       54,251     (7,035)    112,102
Exercise of stock options                                242                     1,001                   1,705       2,706
Employee stock purchase plan purchases                    12                        75                     168         243
Net income                                                                                   15,840                 15,840
                                           -------   -------   ---------    ----------    ---------    -------    --------
Balance at February 1, 2003                 13,363      (746)  $     134    $   65,828    $  70,091    $(5,162)   $130,891
                                           =======   =======   =========    ==========    =========    =======    ========


See notes to consolidated financial statements

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Fiscal years ended
                                                                      February 1,         February 2,         February 3,
                                                                         2003                2002                2001
                                                                   ----------------    ----------------    ---------------
Cash Flows From Operating Activities
Net income                                                            $     15,840       $    12,575        $       9,723
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                            12,484            11,172               10,346
   Loss on retirement and impairment of assets                                 278               283                  321
   Deferred income taxes                                                       296               116                1,237
   Other                                                                       338               174                  (88)
   Changes in operating assets and liabilities:
    Accounts receivable                                                        381              (231)                (373)
    Merchandise inventories                                                (10,443)          (12,613)             (18,305)
    Accounts payable and accrued liabilities                                 8,627            11,254                  515
    Other                                                                      (80)             (400)                (266)
                                                                      ------------       -----------        -------------
Net cash provided by operating activities                                   27,721            22,330                3,110
                                                                      ------------       -----------        -------------

Cash Flows From Investing Activities
  Purchases of property and equipment                                      (19,144)          (10,395)             (14,029)
  Lease incentives                                                           1,420             1,026                1,048
  Other                                                                          0                 0                    2
                                                                      ------------       -----------        -------------
Net cash used in investing activities                                      (17,724)           (9,369)             (12,979)
                                                                      ------------       -----------        -------------

Cash Flows From Financing Activities
  Net (payments) borrowings under line of credit                           (11,775)          (13,000)              19,000
  Payments on long-term debt                                                  (848)             (943)                (824)
  Proceeds from issuance of stock                                            2,949             3,214                  821
  Common stock repurchased                                                       0                 0               (7,576)
                                                                      ------------       -----------        -------------
Net cash (used in) provided by financing activities                         (9,674)          (10,729)              11,421
                                                                      ------------       -----------        -------------
Net increase in cash and cash equivalents                                      323             2,232                1,552
Cash and cash equivalents at beginning of year                               5,459             3,227                1,675
                                                                      ------------       -----------        -------------

Cash and Cash Equivalents at End of Year                              $      5,782       $     5,459        $       3,227
                                                                      ============       ===========        =============

Supplemental disclosures of cash flow information:
  Cash paid during year for interest                                  $        985       $     2,506        $       2,013
  Cash paid during year for income taxes                                     8,319             7,226                4,627
  Capital lease obligations incurred                                            47               440                  783



See notes to consolidated financial statements

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business


The consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC. (collectively the "Company"), and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. All significant intercompany accounts and transactions have been eliminated. The Company's primary activity is the sale of footwear and related products through Company-operated retail stores in the Midwest, South and Southeastern regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2002, 2001 and 2000 relate respectively to the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001. Fiscal years 2002 and 2001 consisted of 52 weeks and fiscal 2000 consisted of 53 weeks.

Cash and Cash Equivalents

The  Company   considers  all  certificates  of  deposit  and  other  short-term investments with an original maturity date of three months or less to be cash equivalents.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. In determining market value, management estimates the future sales price of items of merchandise contained in the inventory as of the balance sheet date. Factors considered in this determination include, among others, current and recently recorded sales prices, the length of time product has been held in inventory and quantities of various product styles contained in inventory. The ultimate amount realized from the sale of certain product could differ materially from management's estimates.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.

Deferred Lease Incentives

All incentives received from landlords for leasehold improvements and fixturing of new stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

Revenue Recognition

Revenue from sales of the Company's merchandise is recognized at the time of sale, net of any returns.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Store Opening Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $25.7 million in 2002, $22.8 million in 2001 and $19.7 million in 2000.

Segments of an Enterprise and Related Information

The Company has one business segment that offers the same principal product and service throughout the Midwest, South and Southeastern regions of the United
States. Based on the current organizational structure of the Company, the financial information presented is in compliance with the applicable accounting pronouncement.

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year. The following table presents a reconciliation of the Company's basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

(000's)
Fiscal years                                            2002                     2001                    2000
                                                   -------------            -------------          --------------
Basic shares                                              12,561                   12,124                   12,354
Dilutive effect of stock options                             415                      359                      101
                                                   -------------            -------------          ---------------
Diluted shares                                            12,976                   12,483                   12,455

Options to purchase 251,000, 424,000 and 679,000 shares of common stock in fiscal 2002, 2001 and 2000, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At February 1, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

determined based on the grant date fair values, consistent with the method required under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data
Fiscal years                                                     2002                2001               2000
                                                            ----------------    ----------------    -------------
Net Income as reported                                         $  15,840           $  12,575          $   9,723
     Deduct: Stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                             (832)               (861)            (1,048)

                                                            ----------------    ----------------    -------------
Pro forma net income                                           $  15,008           $  11,714          $   8,675
                                                            ================    ================    =============

Basic net income per share
     As reported                                              $     1.26        $       1.04        $       .79
     Pro forma                                                $     1.19        $        .97        $       .70

Diluted net income per share
     As reported                                              $     1.22        $       1.01        $       .78
     Pro forma                                                $     1.16        $        .94        $       .70

The weighted-average fair value of options granted was $9.61, $6.82 and $3.68 for 2002, 2001 and 2000, respectively. The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal years                                            2002                     2001                    2000
                                                   -------------            -------------          ---------------
Risk free interest rate                                 4.7%                     4.3%                    5.9 %
Expected dividend yield                                 0.0%                     0.0%                    0.0%
Expected volatility                                     61.3%                    70.8%                   71.5%
Expected term                                          5 Years                  5 Years                 5 Years

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

Effective February 4, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 has not had a significant impact on the financial position or results from operations of the Company.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized and the recognition of discontinued operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not believe that the adoption of FIN No. 45 will have a significant impact on the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF Issue 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor". This EITF addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company is in the process of reviewing the effect, if any, that the application of Issue No. 02-16 will have on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The Company adopted the disclosure requirements of this statement as of February 1, 2003, as reflected above in Note 2.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, was issued. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities ("VIE"), which are entities for which control is achieved through means other than through voting rights. The Company does not have VIEs.

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

Reclassifications

Certain amounts in the fiscal 2001 and 2000 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 3 - Property and Equipment - Net

The following is a summary of property and equipment:

(000's)                                             February 1,               February 2,
                                                        2003                     2002
                                                   -------------            -------------
Land                                               $         205            $         205
Buildings                                                  9,109                    9,034
Furniture, fixtures and equipment                         67,901                   56,329
Leasehold improvements                                    43,335                   37,607
Equipment under capital leases                             2,386                    4,259
                                                   -------------            -------------
Total                                                    122,936                  107,434
Less accumulated depreciation
  and amortization                                        59,459                   50,185
                                                   -------------            -------------

Property and equipment-net                         $      63,477            $      57,249
                                                   =============            =============


Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000's)                                              February 1,              February 2,
                                                        2003                     2002
                                                   -------------            -------------

Employee compensation and benefits                 $       4,457            $       4,027
Other                                                      4,819                    4,374
                                                   -------------            -------------
Total accrued and other liabilities                $       9,276            $       8,401
                                                   =============            =============

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

(000's)                                              February 1,              February 2,
                                                        2003                     2002
                                                   -------------            -------------
Credit agreement                                   $      15,225            $      27,000
Capital lease obligations (see Note 6)                       705                    1,506
                                                   -------------            -------------
 Total                                                    15,930                   28,506
Less current portion                                         427                      834
                                                   -------------            -------------
Total long-term debt, net of current portion       $      15,503            $      27,672
                                                   =============            =============

The Company has an unsecured credit agreement (the "Credit Agreement") with a bank group, which allows for both cash advances and the issuance of letters of credit. The maximum available under the credit facility is $70 million. On March 12, 2003, the Credit Agreement was amended to extend the maturity date to March 31, 2005.

Borrowings under the amended facility are based on eligible inventory and bear interest, at the Company's option, at the agent bank's prime rate (4.25% at February 1, 2003) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on the Company's achievement of certain performance criteria. A commitment fee is charged, at the Company's option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. Outstanding letters of credit at the end of 2002 were approximately $9.0 million. As of February 1, 2003, $45.8 million was available to the Company for additional borrowings under the credit facility.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 6 - Leases

The Company leases all of its retail locations and certain equipment under operating leases expiring at various dates through 2015. One hundred and eighty-nine leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, the Company leases equipment under capitalized leases expiring at various dates through 2005.

Rental expense for the Company's operating leases consisted of:

(000's)
Fiscal years                                            2002                     2001                    2000
                                                   -------------            -------------          --------------
Rentals for real property                          $      28,544            $      25,670          $        22,102
Equipment rentals                                            517                      446                      419
                                                   -------------            -------------          ---------------
Total                                              $      29,061            $      26,116          $        22,521
                                                   =============            =============          ===============

Future minimum lease payments at February 1, 2003 are as follows:

(000's)                                               Operating                 Capital
Fiscal years                                           Leases                   Leases
                                                   -------------            -------------
2003                                               $      29,358            $         468
2004                                                      27,741                      235
2005                                                      25,961                       58
2006                                                      24,839                        0
2007                                                      23,850                        0
Thereafter to 2014                                        69,900                        0
                                                   -------------            -------------
Minimum lease payments                             $     201,649                      761
                                                   =============
Less imputed interest at rates
  ranging from 7.9% to 9.3%                                                            56
                                                                            -------------
Present value of net minimum lease
  payments of which $427 is
  included in current liabilities                                           $         705
                                                                            =============

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Investment in equipment under capital lease, which is included in property and equipment, was:

(000's)                                              February 1,              February 2,
                                                        2003                     2002
                                                   -------------            -------------
Equipment                                          $       2,386            $       4,259
Less accumulated amortization                              1,347                    2,205
                                                   -------------            -------------
Equipment under capital
  lease-net                                        $       1,039            $       2,054
                                                   =============            =============

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 7 - Income Taxes

The provision for income taxes consisted of:

(000's)
Fiscal years                                            2002                     2001                    2000
                                                   -------------            -------------          ---------------
Current:
   Federal                                         $       8,468            $       6,845          $         4,518
   State                                                     740                      584                      593
                                                   -------------            -------------          ---------------

Total current                                              9,208                    7,429                    5,111
                                                   -------------            -------------          ---------------

Deferred:
   Federal                                                   276                      109                    1,096
   State                                                      20                        7                      141
                                                   -------------            -------------          ---------------
Total deferred                                               296                      116                    1,237
                                                   -------------            -------------          ---------------

Total provision                                    $       9,504            $       7,545          $         6,348
                                                   =============            =============          ===============

Included in other current assets are income tax receivables in the amounts of $34,000 and $263,000 as of February 1, 2003 and February 2, 2002, respectively. The Company realized a tax benefit of $730,000 in 2002, $464,000 in 2001 and $38,000 in 2000 as a result of the exercise of stock options.

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years                                            2002                     2001                    2000
                                                   -------------            -------------          ---------------
U.S. Federal statutory tax rate                         35.0%                    35.0%                   35.0%
State and local income taxes,
  net of federal tax benefit                             2.0                      1.9                     5.0
Other                                                    0.5                      0.6                    (0.5)
                                                   -------------            -------------          ---------------

Effective income tax rate                               37.5%                    37.5%                   39.5%
                                                   =============            =============          ===============

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(000's)                                              February 1,              February 2,
                                                        2003                     2002
                                                   -------------             ------------
 Deferred tax assets:
   Accrued rent                                    $         921             $        769
   Accrued compensation                                      334                      313
   Accrued employee benefits                                 330                      246
   Federal net operating loss carryforward                     0                       41
   Lease incentives                                          109                       10
   Other                                                     143                      180
                                                   -------------             ------------

   Total deferred tax assets                       $       1,837             $      1,559
                                                   =============             ============

Deferred tax liabilities:
   Depreciation                                    $       3,017             $      2,246
   Purchase accounting adjustments                           654                      654
   Inventory valuation                                       822                    1,075
   Inventory purchase discounts                            1,414                    1,358
                                                   -------------             ------------

   Total deferred tax liabilities                  $       5,907             $      5,333
                                                   =============             ============

Note 8 - Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, the Company's Board of Directors approved the Shoe Carnival Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours per year. The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 20% of earnings with the Company matching the first 4% at a rate of 50%.

Employee and Company contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. The Company contributions to the participants' accounts become fully vested upon completion of three years of participation in the Retirement Plan. Contributions charged to expense in 2002, 2001 and 2000 were $368,000, $304,000 and $334,000, respectively.

Stock Purchase Plan

On May 11, 1995, the Company's shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by the Company's Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of the Company's stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. During 2002, 12,000 shares of common stock were purchased by participants in the plan and proceeds to the Company for the sale of those shares were approximately $168,000.

Deferred Compensation Plan

In 2000, the Company established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the Company sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, the Company can match a portion of the employees' contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for the Company's match and earnings on the deferred amounts for 2002 and 2001 were $59,000 and $65,000, respectively. Total deferred compensation liability at February 1, 2003 and February 2, 2002 was $640,000 and $331,000, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 9 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, the Company's Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserves for issuance 1,500,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). On January 14, 2003, the 1993 Plan expired and no further stock option grants will be made under the plan. Previously issued stock option grants can be exercised for up to 10 years from date of grant.

Outside Directors Stock Option Plan

Effective March 4, 1999, the Company's Board of Directors approved the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock). The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of the Company's common stock at the market price on the date of grant. The option will vest six months from the grant date and expire ten years from the date of grant. At February 1, 2003, 16,000 shares of unissued common stock were reserved for future grants under the plan.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, the Company's Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"). The 2000 Plan reserves for issuance 1,000,000 shares of the Company's common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 2000 Plan. The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At February 1, 2003, 453,169 shares of unissued common stock were reserved for future grants under the plan.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended February 1, 2003:

                                                                              Weighted Average
                                             Shares                           Exercise Price
                                    -------------------------            -------------------------
                                    Outstanding   Exercisable            Outstanding   Exercisable
                                    -----------   -----------            -----------   -----------
Balance at January 29, 2000           1,009,346       534,382             $ 8.60           $ 6.68
  Granted                               579,800                             5.79
  Cancelled                             (66,750)                            9.80
  Exercised                             (35,735)                            8.96
                                      ---------                           ------
Balance at February 3, 2001           1,486,661       656,131               7.50           $ 7.66
  Granted                                15,000                            11.08
  Cancelled                             (55,954)                            6.97
  Exercised                            (392,791)                            6.68
                                      ---------                           ------
Balance at February 2, 2002           1,052,916       681,741               7.89           $ 8.21
  Granted                               314,000                            17.05
  Cancelled                             (35,326)                           11.09
  Exercised                            (241,457)                            8.48
                                      ---------                           ------
Balance at February 1, 2003           1,090,133       653,247             $10.29           $ 8.09
                                      =========                           ======

The following table summarizes information regarding outstanding and exercisable options at February 1, 2003:

                                 Options Outstanding                         Options Exercisable
                   -----------------------------------------------    -----------------------------
                      Number         Weighted          Weighted         Number          Weighted
     Range of      of Options         Average          Average        of Options        Average
  Exercise Price   Outstanding     Remaining Life   Exercise Price    Exercisable    Exercise Price
-----------------  -----------     --------------   --------------    -----------    --------------
  $   4.38-6.00       384,424           6.0            $   4.85         296,560         $   4.97
  $  8.25-10.88       121,152           6.7            $   8.68          75,797         $   8.68
  $ 11.00-11.50       275,390           5.9            $  11.09         269,890         $  11.08
  $ 11.63-19.56       309,167           9.1            $  17.00          11,000         $  14.79

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The Company purchased approximately $372,000, $146,000, and $352,000 of merchandise from LC Footwear, LLC in 2002, 2001 and 2000, respectively. Commissions paid to PL Footwear, Inc. were $1.2 million, $1.0 million, and $1.2 million in 2002, 2001 and 2000, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2002 and 2001 include results for 13 weeks. The following table summarizes results for 2002 and 2001:

(In thousands, except per share data)
                                                        First         Second         Third        Fourth
2002                                                   Quarter        Quarter       Quarter       Quarter
                                                       -------        -------       -------       -------
Net sales                                             $129,384       $124,626      $137,703      $127,986
Gross profit                                            39,082         35,761        40,465        34,479
Operating income                                         9,321          5,888         8,089         2,831
Net income                                               5,661          3,555         4,955         1,669
Net income per share - Basic                          $    .45       $    .28      $    .39      $    .13
Net income per share - Diluted                        $    .44       $    .27      $    .38      $    .13

(In thousands, except per share data)
                                                        First         Second        Third         Fourth
2001                                                   Quarter        Quarter       Quarter       Quarter
                                                       -------        -------       -------       -------

Net sales                                             $117,186       $113,986      $124,778      $120,606
Gross profit                                            34,956         32,254        36,813        31,108
Operating income                                         7,669          4,629         7,881         2,216
Net income                                               4,290          2,502         4,625         1,158
Net income per share - Basic                          $    .36       $    .21      $    .38      $    .09
Net income per share - Diluted                        $    .35       $    .20      $    .37      $    .09

                               SHOE CARNIVAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                               Charged
                                                      Balance at            (Credited) to           Balance at
                                                       Beginning               Costs and               End of
           Descriptions                                of Period               Expenses                Period
           ------------                            ---------------       -------------------     -----------------
Year ended February 3, 2001
    Reserve for sales returns and allowances         $    114,492           $          0             $     114,492
    Inventory reserve                                $  1,600,000           $    550,000                 2,150,000

Year ended February 2, 2002
    Reserve for sales returns and allowances         $    114,492           $          0             $     114,492
    Inventory reserve                                $  2,150,000           $   (100,000)            $   2,050,000

Year ended February 1, 2003
    Reserve for sales returns and allowances         $    114,492           $          0             $     114,492
    Inventory reserve                                $  2,050,000           $    500,000             $   2,550,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning any disclosure of delinquent filers under
Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and equity compensation plans is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a).1.  Financial Statements:

                  The following financial statements of the Company are set forth in Part II, Item 8.

                  Report of Management

                  Independent Auditors' Report

                  Consolidated Balance Sheets at February 1, 2003 and February 2, 2002.

                  Consolidated Statements of Income for the years ended February 1, 2003, February 2, 2002, and February 3, 2001.

                  Consolidated Statements of Shareholders' Equity for the years ended February 1, 2003, February 2, 2002, and
                  February 3, 2001.

                  Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2, 2002, and February 3, 2001.

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

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended February 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Shoe Carnival, Inc.


Date: May 1, 2003                     By:       /s/ Mark L. Lemond
                                            ------------------------------------
                                                       Mark L. Lemond
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                              Date
      ---------                      -----                              ----

/s/ J. Wayne Weaver          Chairman of the Board                  May 1, 2003
------------------------     and Director
J. Wayne Weaver

/s/ Mark L. Lemond           President, Chief Executive             May 1, 2003
------------------------     Officer and Director
Mark L. Lemond               (Principal Executive Officer)


/s/ William E. Bindley       Director                               May 1, 2003
------------------------
William E. Bindley

/s/ Gerald W. Schoor         Director                               May 1, 2003
------------------------
Gerald W. Schoor

/s/ James A. Aschleman       Director                               May 1, 2003
------------------------
James A. Aschleman

/s/ W. Kerry Jackson         Senior Vice President -                May 1, 2003
------------------------     Chief Financial
W. Kerry Jackson             Officer and Treasurer
                             (Principal Financial
                             and Accounting Officer)

                               SHOE CARNIVAL, INC.
                                 CERTIFICATIONS


I, Mark L. Lemond, certify that:

1.   I have reviewed this annual report on Form 10-K of Shoe Carnival, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003                              By:   /s/ Mark L. Lemond
                                                      -------------------
                                                           Mark L. Lemond
                                                           President and
                                                      Chief Executive Officer

                               SHOE CARNIVAL, INC.
                                 CERTIFICATIONS


I, W. Kerry Jackson, certify that:

1.   I have reviewed this annual report on Form 10-K of Shoe Carnival, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003                               By:   /s/ W. Kerry Jackson
                                                       ---------------------
                                                           W. Kerry Jackson
                                                      Senior Vice President and
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS


  Exhibit
    No.                                Description
----------     -----------------------------------------------------------------

  3-A       (1)(i) Restated Articles of Incorporation of Registrant

            (2)(ii) Articles of Amendment of Restated Articles of Incorporation
               of Registrant

  3-B       (1)By-laws of Registrant, as amended to date

    4       (3)(i) Amended and Restated Credit Agreement and Promissory Notes
               dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

            (4)(ii) Amendment to Amended and Restated Credit Agreement and
               Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

            (5)(iii) Second Amendment to Amended and Restated Credit Agreement
               and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

            (1)(iv) Third Amendment to Amended and Restated Credit Agreement and
               Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

               (v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

 10-D*      (6)1989 Stock Option Plan of Registrant and amendments to such Plan

 10-E*      (7)1993 Stock Option and Incentive Plan of Registrant, as amended

 10-F*      (6)Executive Incentive Compensation Plan of Registrant

 10-G*      (8)Outside Directors Stock Option Plan

 10-I       (6)Non-competition Agreement dated as of January 15, 1993, between
               Registrant and J. Wayne Weaver

 10-K       (6)Form of stock option exercise documents dated November  1, 1992, between Registrant and each of fourteen executive officers and key employees, including: (i) Exercise Notice; (ii) Subscription Agreement; (iii)Promissory Note; (iv) Pledge Agreement; (v) Stock Power

 10-L*      (7)Employee Stock Purchase Plan of Registrant, as amended

 10-O*      (9) 2000 Stock Option and Incentive Plan of Registrant

 10-P*      (10)Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker

 10-Q*      (10)Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford

  Exhibit
    No.                                Description
----------     -----------------------------------------------------------------


 10-R*      (11)Employment and Noncompetition agreement dated July 1, 2002, between Registrant and Mark L. Lemond

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

(1) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended
         February 2, 2002 is incorporated herein by reference.

(2) The copy of this exhibit filed as exhibit number 3-A(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 is incorporated herein by reference.

(3) The copy of this exhibit as exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

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

(9) The copy of this exhibit filed as exhibit number 4.4 to the Company's Registration Statement on Form S-8 (Registration No.333-60114) is incorporated herein by reference.

(10) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 is incorporated herein by reference.


(11) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 is incorporated herein by reference.