Form 10-Q
period 2003-05-03
SHOE CARNIVAL INC
filed 2003-06-11
CIK 895447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                May 3, 2003
                                ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                              ----------------------   -------------------------
Commission File Number:                          0-21360
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

                                 (812)867-6471
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, 12,650,434 shares outstanding as of June 11, 2003.

                               SHOE CARNIVAL, INC.
                               INDEX TO FORM 10-Q


                                                                            Page
Part I   Financial Information
         Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets............................3
              Condensed Consolidated Statements of Income......................4
              Condensed Consolidated Statement of Shareholders' Equity.........5
              Condensed Consolidated Statements of Cash Flows..................6
              Notes to Condensed Consolidated Financial Statements.........7 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................9 - 12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................12

         Item 4.  Controls and Procedures.....................................12

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................13

         Signature............................................................14

         Certifications..................................................15 - 16

                               SHOE CARNIVAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SHOE CARNIVAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 3,            February 1,           May 4,
(In thousands)                                                         2003                2003               2002
                                                                  --------------      -------------       ------------
                                                                     Unaudited                              Unaudited
ASSETS
Current Assets:
   Cash and cash equivalents..................................    $        4,140      $       5,782       $      3,616
   Accounts receivable........................................             2,236              1,134              1,392
   Merchandise inventories....................................           150,063            146,091            129,783
   Deferred income tax benefit...............................              1,197                901                483
   Other......................................................             1,405              1,890              1,584
                                                                  --------------      -------------       ------------
Total Current Assets..........................................           159,041            155,798            136,858
Property and equipment-net....................................            66,956             63,477             59,607
                                                                  --------------      -------------       ------------
Total Assets..................................................    $      225,997      $     219,275       $    196,465
                                                                  ==============      =============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...........................................    $       43,736      $      49,847       $     37,787
   Accrued and other liabilities..............................            12,771              9,276             11,033
   Current portion of long-term debt..........................               360                427                725
Total Current Liabilities ....................................            56,867             59,550             49,545
Long-term debt................................................            18,559             15,503             16,269
Deferred lease incentives.....................................             6,270              5,262              4,096
Accrued rent .................................................             2,536              2,458              2,144
Deferred income taxes.........................................             4,740              4,971              4,078
Other.........................................................               798                640                439
                                                                  --------------      -------------       ------------
Total Liabilities.............................................    $       89,770      $      88,384       $     76,571
                                                                  ==============      =============       ============

Shareholders' Equity:
  Common stock,  $.01 par value, 50,000
    shares authorized, 13,363 shares issued
    at May 3, 2003, February 1, 2003 and
     May 4, 2002..............................................               134                134                134
 Additional paid-in capital...................................            65,962             65,828             65,264
 Retained earnings............................................            75,171             70,091             59,912
 Treasury stock, at cost, 728, 746 and 812 shares at
    May 3, 2003, February 1, 2003 and May 4, 2002.............            (5,040)            (5,162)            (5,416)
                                                                  --------------      -------------       ------------
Total Shareholders' Equity....................................           136,227            130,891            119,894
                                                                  --------------      -------------       ------------
Total Liabilities and Shareholders' Equity....................    $      225,997      $     219,275       $    196,465
                                                                  ==============      =============       ============

See notes to condensed consolidated financial statements.

                               SHOE CARNIVAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited


                                                                                    Thirteen            Thirteen
                                                                                   Weeks Ended         Weeks Ended
(In thousands, except per share data)                                              May 3, 2003         May 4, 2002
                                                                                   -----------         -----------
Net sales..............................................................             $  136,850          $  129,384
Cost of sales (including buying, distribution and
     occupancy costs)..................................................                 95,969              90,302
                                                                                    ----------          ----------

Gross profit...........................................................                 40,881              39,082
Selling, general and administrative expenses...........................                 32,587              29,761
                                                                                    ----------          ----------

Operating income.......................................................                  8,294               9,321
Interest expense-net...................................................                    166                 264
                                                                                    ----------          ----------

Income before income taxes.............................................                  8,128               9,057
Income tax expense.....................................................                  3,048               3,396
                                                                                    ----------          ----------

Net income.............................................................             $    5,080          $    5,661
                                                                                    ==========          ==========

Net income per share:
   Basic...............................................................             $      .40          $      .45
   Diluted ............................................................             $      .39          $      .44

Average shares outstanding:
   Basic ..............................................................                 12,625              12,471
   Diluted.............................................................                 12,962              12,932

See notes to condensed consolidated financial statements.

                               SHOE CARNIVAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                                               Common Stock            Additional
                                       ---------------------------      Paid-In       Retained     Treasury
(In thousands)                         Issued   Treasury    Amount      Capital       Earnings       Stock      Total
                                       -------  --------    ------     -----------    --------    ---------  ---------
Balance at February 1, 2003.........   13,363      (746)   $   134     $   65,828     $  70,091   $ (5,162)  $ 130,891
Exercise of stock options...........                 15                       117                      103         220
Employee stock purchase
 plan purchases.....................                  3                        17                       19          36
Net income..........................                                                      5,080                  5,080
                                       ------    ------    -------     ----------     ---------   --------   ---------
Balance at May 3, 2003..............   13,363      (728)   $   134     $   65,962     $  75,171   $ (5,040)  $ 136,227
                                       ======    ======    =======     ==========     =========   ========   =========

See notes to condensed consolidated financial statements.

                               SHOE CARNIVAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                        Thirteen            Thirteen
                                                                                       Weeks Ended         Weeks Ended
(In thousands)                                                                         May 3, 2003         May 4, 2002
                                                                                    ---------------      -------------
Cash Flows From Operating Activities
   Net income...................................................................      $     5,080          $     5,661
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization.............................................            3,335                2,882
      (Gain) loss on retirement of assets.......................................              (60)                   6
      Deferred income taxes.....................................................             (527)                (179)
      Other  ...................................................................              151                   99
      Changes in operating assets and liabilities:
          Accounts receivable...................................................           (1,003)                 (94)
          Merchandise inventories...............................................           (3,972)               5,866
          Accounts payable and accrued liabilities..............................           (2,627)              (1,688)
          Other.................................................................              506                  231
                                                                                      -----------          -----------

Net cash provided by operating activities.......................................              883               12,784
                                                                                      -----------          -----------

Cash Flows From Investing Activities
   Purchases of property and equipment..........................................           (6,862)              (5,198)
   Lease incentives.............................................................            1,093                    0
                                                                                      -----------          -----------

Net cash used in investing activities...........................................           (5,769)              (5,198)
                                                                                      -----------          -----------

Cash Flows From Financing Activities
   Net borrowings (payments) under line of credit...............................            3,125              (11,300)
   Payments on long-term debt...................................................             (137)                (260)
   Proceeds from issuance of stock..............................................              256                2,131
                                                                                      -----------          -----------

Net cash provided by (used in) financing activities.............................            3,244               (9,429)
                                                                                      -----------          -----------

Net decrease in cash and cash equivalents.......................................           (1,642)              (1,843)
Cash and cash equivalents at beginning of period................................            5,782                5,459
                                                                                      -----------          -----------

Cash and Cash Equivalents at End of Period......................................      $     4,140          $     3,616
                                                                                      ===========          ===========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest.........................................      $       133          $       387
   Cash paid during period for income taxes, net of refunds.....................      $        13          $       (60)
   Capital lease obligations incurred...........................................      $         0          $        47

See notes to condensed consolidated financial statements.

                               SHOE CARNIVAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended February 1, 2003.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of the Company's basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

(In thousands)
Thirteen weeks ended                                                                  May 3, 2003     May 4, 2002
                                                                                      -----------     -----------
Basic shares....................................................................           12,625          12,471
Dilutive effect of stock options................................................              337             461
                                                                                        ---------       ---------
Diluted shares..................................................................           12,962          12,932
                                                                                        =========       =========

Options to purchase 301,000 and 104,000 shares of common stock for the first quarter of fiscal 2003 and 2002, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At May 3, 2003, the Company has three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS

No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)
Thirteen weeks ended                                                                  May 3, 2003     May 4, 2002
                                                                                      -----------     -----------
Net income as reported..........................................................        $   5,080         $  5,661
Deduct: Stock-based employee compensation expense determined under fair
     value based method for all awards, net of related tax effects..............             (256)            (168)
                                                                                        ---------         --------
Pro forma net income............................................................        $   4,824         $  5,493
                                                                                        =========         ========

Basic net income per share
     As reported................................................................        $     .40         $    .45
     Pro forma..................................................................        $     .38         $    .44

Diluted net income per share
     As reported................................................................        $     .39         $    .44
     Pro forma..................................................................        $     .37         $    .42

The weighted-average fair value of options granted was $6.91 at May 3, 2003 and $9.65 at May 4, 2002. The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                      May 3, 2003     May 4, 2002
                                                                                      -----------     -----------
Risk free interest rate.........................................................             2.6%             4.8%
Expected dividend yield.........................................................             0.0%             0.0%
Expected volatility.............................................................            62.2%            61.3%
Expected term...................................................................          5 Years          5 Years

Note 4 - Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

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

Deferred Income Taxes - The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for the deferred tax assets. The Company anticipates that future taxable income will be able to recover the full amount of the net deferred tax assets. The Company's effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company has also been involved in domestic tax audits. At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations

                                Number of Stores                   Store Square Footage        Comparable
                    ---------------------------------------       -----------------------      Store Sales
                    Beginning                        End of        Net             End          Increase
Quarter Ended       Of  Period    Opened     Closed  Period       Change        of Period      (Decrease)
-------------       ----------    ------     ------  ------       ------        ---------      -----------
May 3, 2003            207          13         0       220        146,000       2,547,000         (5.5)%

May 4, 2002            182           6         0       188         71,000       2,175,000          1.1%

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                Thirteen          Thirteen
                                                                              Weeks Ended        Weeks Ended
                                                                               May 3, 2003       May 4, 2002
                                                                              ------------       -----------
Net sales...............................................................            100.0%            100.0%
Cost of sales (including buying, distribution and
    occupancy costs)....................................................             70.1              69.8
                                                                                ---------          --------

Gross profit............................................................             29.9              30.2
Selling, general and administrative expenses............................             23.8              23.0
                                                                                ---------          --------

Operating income........................................................              6.1               7.2
Interest expense-net....................................................               .1                .2
                                                                                ---------          --------

Income before income taxes..............................................              6.0               7.0
Income taxes............................................................              2.3               2.6
                                                                                ---------          --------

Net income..............................................................              3.7%              4.4%
                                                                                =========          ========

Net Sales

Net sales increased $7.5 million to $136.9 million in the first quarter of 2003, a 5.8% increase over net sales of $129.4 million in the first quarter of 2002. The increase was attributable to the sales generated by the 38 new stores opened in 2002 and 2003 offset in part by the comparable store sales decrease of 5.5%.

Gross Profit

Gross profit increased $1.8 million to $40.9 million in the first quarter of 2003, a 4.6% increase over gross profit of $39.1 million in the comparable prior year period. Included in gross profit for the first quarter of 2003 is a gain of $175,000, or 0.1% of sales, attributable to an insurance settlement for inventory damaged by a tornado in September 2002. The Company's gross profit margin decreased to 29.9% from 30.2% in the prior year. This decrease in profit margin resulted from a 0.6% increase in buying, distribution and occupancy costs due to the deleveraging effect of negative same store sales partially offset by a 0.2% increase in the merchandise margin and the 0.1% gain on the insurance settlement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.8 million to $32.6 million in the first quarter of 2003 from $29.8 million in the comparable prior year period. As a percentage of sales, these expenses increased to 23.8% from 23.0% in the prior year. Total pre-opening costs in the first quarter of 2003 were $772,000 or 0.6% of sales, as compared to $432,000 or 0.3% of sales in the first quarter of 2002. The Company opened 13 new stores in the first quarter of 2003 versus opening six stores in the first quarter of 2002. The increase in pre-opening costs as a percentage of sales coupled with the deleveraging effect from negative same store sales resulted in the 0.8% increase in selling, general and administrative expense. These expenses are net of a gain of $89,000 on fixed assets from the insurance settlement related to the September 2002 tornado damage.

Interest Expense

The decrease in net interest expense to $166,000 in the first quarter of 2003 from $264,000 in the first quarter of 2002 resulted from lower average borrowings and a lower effective interest rate.

Income Taxes

The effective income tax rate of 37.5% in the first quarter of 2003 and 2002 differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. Net cash provided by operating activities was $883,000 for the first quarter of 2003 as compared with $12.8 million for the first quarter of 2002. Excluding changes in operating assets and liabilities, cash provided by operating activities was $8.0 million in the first quarter of 2003 versus $8.5 million in the comparable prior year period. Merchandise inventories increased $20.3 million to $150.1 million at May 3, 2003 from $129.8 million at May 4, 2002 as a result of the additional 32 stores opened since the end of the first quarter of 2002. On a per-store basis, inventory decreased 1.2% at the end of the first quarter of 2003 as compared to the same period in 2002. During 2003, the Company's merchandise strategy will continue to focus on maintaining lean overall merchandise levels. Lean inventories in the seasonal fashion categories, particularly women's non-athletic product, are expected to reduce exposure to markdowns.

Working capital increased to $102.2 million at May 3, 2003 from $87.3 million at May 4, 2002. The increase in working capital was primarily due to the increase in merchandise inventories net of accounts payable. The current ratio for first quarter of 2003 was consistent with last year at 2.8 to 1. Long-term debt as a percentage of total capital at May 3, 2003 was 12.0% compared to 11.9% at May 4, 2002.

Capital expenditures net of lease incentives were $5.8 million in the first quarter of 2003. Of these expenditures, $5.2 million was incurred for new stores. Thirteen new stores were opened in the first quarter of 2003, 11 stores are expected to open in the second quarter and approximately 16 stores are expected to open in the second half of the fiscal year. After closing four stores in the latter half of the year, the Company expects to end the fiscal year with approximately 243 stores. Six new stores were opened in the first quarter of 2002. For fiscal 2003, the Company anticipates capital expenditures net of lease incentives will be between $17 and $19 million.

The Company's current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for new stores in 2003 are expected to average approximately $320,000. An updated store design, which will be utilized in all new stores in 2003 and beyond, will lower the cost to build a store by approximately 10% from historical levels. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $67,000 per store.

The Company's unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at May 3, 2003 were $18.4 million and $3.9 million, respectively. As of May 3, 2003, $47.7 million was available to the Company for additional borrowings under the credit facility.

The Company anticipates existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund planned expansion and other operating cash requirements for at least the next 12 months.

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

Factors That May Effect Future Results

This report on Form 10-Q contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which the Company's stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns, consumer buying trends and the ability of the Company to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and the ability of the Company to open new stores in a timely manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; and changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear, and the continued favorable trade relations between China and the United States.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in that the interest payable under the Company's credit facility is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $50,000 for the first three months of 2003 and $57,000 for the first three months of 2002.

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


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K

                  On May 15, 2003, the Company furnished Form 8-K reporting under Item 9 the issuance of a press release announcing the Company's operating and financial results for the quarter ended May 3, 2003.

                               SHOE CARNIVAL, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.


Date:  June 11, 2003                                   SHOE CARNIVAL, INC.
                                                             (Registrant)



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


Date:  June 11, 2003                             By:   /s/ Mark L. Lemond
                                                        -----------------------
                                                             Mark L. Lemond
                                                             President and
                                                        Chief Executive Officer

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


Date:  June 11, 2003                              By:  /s/ W. Kerry Jackson
                                                        -----------------------
                                                            W. Kerry Jackson
                                                      Senior Vice President and
                                                        Chief Financial Officer