Form 10-Q
period 2003-08-02
SHOE CARNIVAL INC
filed 2003-09-16
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-21360

Shoe Carnival, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1736614

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8233 Baumgart Road Evansville, IN	47725

(Address of principal executive offices)	(Zip code)

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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 12,689,188 shares outstanding as of September 12, 2003

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q
			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 4.	Submission of Matters to Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	14

	Signature		15

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	February 1,	August 3,
(In thousands)	2003	2003	2002

	Unaudited		Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$10,190	$5,782	$6,316
Accounts receivable	1,772	1,134	954
Merchandise inventories	171,979	146,091	146,615
Deferred income tax benefit	909	901	316
Other	3,388	1,890	3,275

Total Current Assets	188,238	155,798	157,476
Property and equipment-net	67,701	63,477	62,016

Total Assets	$255,939	$219,275	$219,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,906	$49,847	$49,432
Accrued and other liabilities	10,806	9,276	10,728
Current portion of long-term debt	298	427	586

Total Current Liabilities	75,010	59,550	60,746
Long-term debt	27,949	15,503	23,447
Deferred lease incentives	6,992	5,262	4,513
Accrued rent	2,623	2,458	2,242
Deferred income taxes	4,440	4,971	4,041
Other	927	640	511

Total Liabilities	117,941	88,384	95,500

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,363 shares
issued at August 2, 2003, February 1, 2003
and August 3, 2002	134	134	134
Additional paid-in capital	66,001	65,828	65,407
Retained earnings	76,712	70,091	63,467
Treasury stock, at cost 701, 746 and 773 shares at
August 2, 2003, February 1, 2003 and August 3, 2002	(4,849)	(5,162)	(5,016)

Total Shareholders' Equity	137,998	130,891	123,992

Total Liabilities and Shareholders' Equity	$255,939	$219,275	$219,492

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$134,463	$124,626	$271,313	$254,010
Cost of sales (including buying,
distribution and occupancy costs)	97,512	88,865	193,481	179,167

Gross profit	36,951	35,761	77,832	74,843
Selling, general and administrative
Expenses	34,309	29,873	66,896	59,634

Operating income	2,642	5,888	10,936	15,209
Interest expense-net	176	200	342	464

Income before income taxes	2,466	5,688	10,594	14,745
Income tax expense	925	2,133	3,973	5,529

Net income	$1,541	$3,555	$6,621	$9,216

Net income per share:
Basic	$.12	$.28	$.52	$.74

Diluted	$.12	$.27	$.51	$.71

Average shares outstanding:
Basic	12,652	12,566	12,638	12,518

Diluted	13,018	13,065	12,989	12,995

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at February 1, 2003	13,363	(746)	$134	$65,828	$70,091	$(5,162)	$130,891
Exercise of stock options		37		128		260	388
Employee stock purchase
plan purchases		8		45		53	98
Net income					6,621		6,621

Balance at August 2, 2003	13,363	(701)	$134	$66,001	$76,712	$(4,849)	$137,998

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
(In thousands)	August 2, 2003	August 3, 2002

Cash flows from operating activities:
Net income	$6,621	$9,216
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,808	5,970
Stock option income tax benefit	106	655
Loss on retirement of assets	147	6
Deferred income taxes	(539)	(49)
Other	246	169
Changes in operating assets and liabilities:
Accounts receivable	(854)	344
Merchandise inventories	(25,888)	(10,967)
Accounts payable and accrued liabilities	15,577	9,652
Other	(1,478)	(1,459)

Net cash provided by operating activities	746	13,537

Cash flows from investing activities:
Purchases of property and equipment	(11,337)	(10,693)
Lease incentives	1,936	514
Other	367	0

Net cash used in investing activities	(9,034)	(10,179)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	12,575	(4,000)
Payments on capital lease obligations	(259)	(520)
Proceeds from issuance of stock	380	2,019

Net cash provided by (used in) financing activities	12,696	(2,501)

Net increase in cash and cash equivalents	4,408	857
Cash and cash equivalents at beginning of period	5,782	5,459

Cash and Cash Equivalents at End of Period	$10,190	$6,316

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$291	$605
Cash paid during period for income taxes, net of refunds	$4,961	$5,312
Capital lease obligations incurred	$0	$47

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of the Company's basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Basic shares	12,652	12,566	12,638	12,518
Dilutive effect of stock options	366	499	351	477

Diluted shares	13,018	13,065	12,989	12,995

 For the quarter ended August 2, 2003 and August 3, 2002, 299,398 and 3,000 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the six months ended August 2, 2003 and August 3, 2002, 300,424 and 1,714 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At August 2, 2003, the Company had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:
	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net income as reported	$1,541	$3,555	$6,621	$9,216
Deduct: Stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(302)	(242)	(558)	(410)

Pro forma net income	$1,239	$3,313	$6,063	$8,806

Basic net income per share
As reported	$.12	$.28	$.52	$.74
Pro forma	$.10	$.26	$.48	$.70

Diluted net income per share
As reported	$.12	$.27	$.51	$.71
Pro forma	$.10	$.25	$.47	$.68

The weighted-average fair value of options granted was $6.91 for the six months ended August 2, 2003 and $9.65 for the six months ended August 3, 2002. The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:
	August 2, 2003	August 3, 2002

Risk free interest rate	2.6%	4.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	62.2%	61.3%
Expected term	5 Years	5 Years

Note 4 - New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management has determined that the adoption of this statement will have no impact on the Company's consolidated financial statements.

Note 5 - Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

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

Results of Operations
							Comparable
	Number of Stores				Store Square Footage		Store Sales
	Beginning			End of	Net	End	Increase
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)
May 3, 2003	207	13	0	220	146,000	2,547,000	(5.5)%
August 2, 2003	220	11	2	229	104,000	2,651,000	(3.0)%
Year-to-date	207	24	2	229	250,000	2,651,000	(4.3)%

May 4, 2002	182	6	0	188	71,000	2,175,000	1.1%
August 3, 2002	188	9	0	197	112,000	2,287,000	(0.5)%
Year-to-date	182	15	0	197	183,000	2,287,000	0.4%

The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:
	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	72.5	71.3	71.3	70.5

Gross profit	27.5	28.7	28.7	29.5
Selling, general and
administrative expenses	25.5	24.0	24.7	23.5

Operating income	2.0	4.7	4.0	6.0
Interest expense-net	.1	.1	.1	.2

Income before income taxes	1.9	4.6	3.9	5.8
Income taxes	.8	1.7	1.5	2.2

Net income	1.1%	2.9%	2.4%	3.6%

 Net Sales

Net sales increased $9.9 million to $134.5 million in the second quarter of 2003, a 7.9% increase over net sales of $124.6 million in the comparable prior year period. The increase was attributable to the 46 stores opened since April 2002 (net of two store closings), partially offset by a comparable store sales decrease of 3.0%.

Net sales increased $17.3 million to $271.3 million in the first half of 2003, a 6.8% increase over net sales of $254.0 million in the comparable prior year period. The increase was attributable to the sales generated by the 49 new stores opened in 2002 and 2003 (net of two store closings), partially offset by a 4.3% decrease in comparable store sales.

Gross Profit

Gross profit increased $1.2 million to $37.0 million in the second quarter of 2003, a 3.3% increase over gross profit of $35.8 million in the comparable prior year period. The Company's gross profit margin decreased to 27.5% from 28.7%. As a percentage of sales, the merchandise gross profit margin decreased 0.4% and buying, distribution and occupancy costs increased 0.8% as compared to the same period last year. The decrease in the merchandise gross profit margin was primarily due to higher promotional activity during the quarter. The increase in buying, distribution and occupancy costs as a percentage of sales was primarily due to the deleveraging effect of negative comparable store sales.

Gross profit increased $3.0 million to $77.8 million in the first half of 2003, a 4.0% increase over gross profit of $74.8 million in the comparable prior year period. The Company's gross profit margin decreased to 28.7% from 29.5% for the first six months of 2002. As a percentage of sales, the merchandise gross profit margin decreased 0.1% and buying, distribution and occupancy costs increased 0.7%. The increase in buying, distribution and occupancy costs as a percentage of sales was primarily due to the deleveraging effect of negative comparable store sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million to $34.3 million in the second quarter of 2003 from $29.9 million in the comparable prior year period. As a percentage of sales, these expenses increased to 25.5% from 24.0% last year. During the second quarter of 2003, the Company opened 11 stores as compared to nine stores opened in the second quarter of 2002. Total pre-opening costs in the second quarter of 2003 were $828,000 or 0.6% of sales, as compared to $663,000 or 0.5% of sales, for the second quarter of 2002. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the general deleveraging effect of the negative comparable store sales and higher advertising expense.

Selling, general and administrative expenses increased $7.3 million to $66.9 million in the first half of 2003 from $59.6 million in the comparable prior year period. As a percentage of sales, these expenses increased to 24.7% from 23.5% last year. Total pre-opening costs in the first half of 2003 were $1.6 million or 0.6% of sales, as compared to $1.1 million or 0.4% of sales, in the first half of 2002. Twenty-four stores were opened in the first half of 2003 and 15 stores were opened in the first half of 2002. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher advertising and pre-opening costs along with the deleveraging effect from negative same store sales.

Interest Expense

Net interest expense decreased to $176,000 in the second quarter of 2003 from $200,000 in the second quarter of the prior year. For the first six months of 2003, net interest expense decreased to $342,000 from $464,000 for the first six months of 2002. The decrease experienced in both periods was primarily as a result of a lower effective interest rate.

Income Taxes

The effective income tax rate was 37.5% in the second quarter and the first six months of 2003 and for the same time periods in 2002. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving credit facility. For the first six months of 2003, cash generated by operating activities was $746,000 compared with an increase in cash from operations of $13.5 million for the first six months of last year. The decrease in cash generated from operations resulted from a $2.6 million decrease in net income, a $1.2 million increase in accounts receivable and a $9.0 million increase in inventory net of accounts payable. In 2002, given the difficult retail environment, the Company limited the growth of inventory to 2.9% even though the store base grew by 10.7% as of the end of the second quarter. This resulted in a decrease in inventory of 7.1% on a per-store basis. In 2003, the Company has continued to maintain the lower per-store inventories established in 2002. As of the end of the second quarter of 2003, the 17.3% increase in merchandise inventories was just slightly faster than the increase in the number of stores operated at the end of the quarter of 16.2%, resulting in an inventory increase on a per-store basis of 0.9%. It is management's intention to maintain this lower per-store inventory position until a consistently stronger retail environment materializes.

Working capital increased to $113.2 million at August 2, 2003 from $96.7 million at August 3, 2002 and the current ratio was 2.5 to 1 at August 2, 2003 as compared with 2.6 to 1 at August 3, 2002. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) increased to 16.8% at the end of the first half of 2003 from 15.9% at the end of the first half of 2002. The increase in working capital was primarily due to the increase in merchandise inventory partially offset by the increase in accounts payable.

Capital expenditures, net of lease incentives of $1.9 million, were $9.4 million in the first half of 2003. Of these expenditures, $7.3 million was incurred for new stores, $1.1 million for store remodeling and all other expenditures totaled $1.0 million.

During the first half of 2003, the Company has opened 24 new stores with 11 of these opening in the second quarter. Two stores closed during the second quarter, thus bringing the total stores in operation to 229. With the anticipation of opening 13 stores in the second half of the year and closing an additional three, the Company expects to finish the year with 239 stores. Of the 15 stores opened during the first half of 2002, nine stores were opened in the second quarter.

The Company currently anticipates opening 35 to 40 new stores in 2004, focusing primarily on a number of larger markets the Company has entered in the past few years. By penetrating larger markets with multiple store locations, the Company intends to enhance its advertising efforts as well as leverage other operating expenses.

The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new stores it opens, the amount of lease incentives, if any, received from landlords and the number of stores it remodels. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas the Company targets for expansion.

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

The Company's unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at August 2, 2003 were $27.8 million and $10.9 million, respectively. As of August 2, 2003, $31.3 million was available to the Company for additional borrowings under the credit facility.

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

The Company is exposed to market risk in that the interest payable on the Company's Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. The Company does not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the Credit Agreement would have resulted in interest expense fluctuating by approximately $109,000 for the first six months of 2003 and $100,000 for the first six months of 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of August 2, 2003, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended August 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of the common shareholders of the Company was held June 12, 2003.

Election of a Director

Mr. William E. Bindley was elected at the annual meeting to serve as a Director of the Company for a three-year term. Mr. Bindley received 11,941,379 votes in favor, no votes were cast against and 365,783 abstentions were recorded with respect to such appointment.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:
Mark L. Lemond James A. Aschleman J. Wayne Weaver Gerald W. Schoor Kent A. Kleeberger	2004 2004 2005 2005 2006

Other Matters Voted Upon at the Meeting

Deloitte & Touche LLP was appointed as auditor for the Company for 2003. Votes of 12,193,022 were cast in favor, 24,966 votes were cast against, 89,174 abstentions were recorded, and no broker non-votes were recorded with respect to such appointment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K

On August 19, 2003, the Company furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing the Company's operating and financial results for the quarter ended August 2, 2003.

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2003	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Vice President and Chief Financial Officer