Form 10-Q
period 2003-11-01
SHOE CARNIVAL INC
filed 2003-12-16
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2003
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

Common Stock, $.01 par value, 12,755,246 shares outstanding as of December 10, 2003

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

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	February 1,	November 2,
(In thousands)	2003	2003	2002

	Unaudited		Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$3,072	$5,782	$3,969
Accounts receivable	2,280	1,134	2,577
Merchandise inventories	165,356	146,091	147,909
Deferred income tax benefit	1,183	901	385
Other	4,731	1,890	2,040

Total Current Assets	176,622	155,798	156,880
Property and equipment-net	70,129	63,477	63,601

Total Assets	$246,751	$219,275	$220,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$40,270	$49,847	$42,794
Accrued and other liabilities	9,334	9,276	10,290
Current portion of long-term debt	268	427	482

Total Current Liabilities	49,872	59,550	53,566
Long-term debt	36,195	15,503	25,438
Deferred lease incentives	8,175	5,262	5,002
Accrued rent	2,707	2,458	2,350
Deferred income taxes	4,737	4,971	4,467
Other	1,106	640	611

Total Liabilities	102,792	88,384	91,434

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,363 shares
issued at November 1, 2003, February 1, 2003
and November 2, 2002	134	134	134
Additional paid-in capital	66,150	65,828	65,427
Retained earnings	82,211	70,091	68,422
Treasury stock, at cost 656, 746 and 765 shares at
November 1, 2003, February 1, 2003 and November 2, 2002	(4,536)	(5,162)	(4,936)

Total Shareholders' Equity	143,959	130,891	129,047

Total Liabilities and Shareholders' Equity	$246,751	$219,275	$220,481

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$152,365	$137,703	$423,678	$391,713
Cost of sales (including buying,
distribution and occupancy costs)	107,006	97,238	300,487	276,405

Gross profit	45,359	40,465	123,191	115,308
Selling, general and administrative
expenses	36,401	32,376	103,297	92,010

Operating income	8,958	8,089	19,894	23,298
Interest expense-net	160	161	502	625

Income before income taxes	8,798	7,928	19,392	22,673
Income tax expense	3,299	2,973	7,272	8,502

Net income	$5,499	$4,955	$12,120	$14,171

Net income per share:
Basic	$.43	$.39	$.96	$1.13

Diluted	$.42	$.38	$.93	$1.09

Average shares outstanding:
Basic	12,684	12,595	12,654	12,545

Diluted	13,062	12,967	13,014	12,982

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at February 1, 2003	13,363	(746)	$134	$65,828	$70,091	$(5,162)	$130,891
Exercise of stock options		80		262		554	816
Employee stock purchase
plan purchases		10		60		72	132
Net income					12,120		12,120

Balance at November 1, 2003	13,363	(656)	$134	$66,150	$82,211	$(4,536)	$143,959

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
(In thousands)	November 1, 2003	November 2, 2002

Cash flows from operating activities:
Net income	$12,120	$14,171
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,287	9,164
Stock option income tax benefit	202	675
Loss on retirement of assets	435	128
Deferred income taxes	(516)	308
Other	378	226
Changes in operating assets and liabilities:
Accounts receivable	(1,362)	(1,061)
Merchandise inventories	(19,265)	(12,261)
Accounts payable and accrued liabilities	(9,531)	2,567
Other	(2,822)	(209)

Net cash (used in) provided by operating activities	(10,074)	13,708

Cash flows from investing activities:
Purchases of property and equipment	(17,532)	(15,799)
Lease incentives	3,251	1,135
Other	367	0

Net cash used in investing activities	(13,914)	(14,664)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	20,875	(1,925)
Payments on capital lease obligations	(343)	(708)
Proceeds from issuance of stock	746	2,099

Net cash provided by (used in) financing activities	21,278	(534)

Net decrease in cash and cash equivalents	(2,710)	(1,490)
Cash and cash equivalents at beginning of period	5,782	5,459

Cash and Cash Equivalents at End of Period	$3,072	$3,969

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$476	$765
Cash paid during period for income taxes, net of refunds	$9,694	$6,731
Capital lease obligations incurred	$0	$47

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended February 1, 2003.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands)	2003	2002	2003	2002

Basic shares	12,684	12,595	12,654	12,545
Dilutive effect of stock options	378	372	360	437

Diluted shares	13,062	12,967	13,014	12,982

For the quarters ended November 1, 2003 and November 2, 2002, 294,557 and 306,615 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the nine months ended November 1, 2003 and November 2, 2002, 299,468 and 4,143 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At November 1, 2003, we had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS

No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:
	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(In thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$5,499	$4,955	$12,120	$14,171
Deduct: Stock-based
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(299)	(214)	(852)	(625)

Pro forma net income	$5,200	$4,741	$11,268	$13,546

Basic net income per share
As reported	$.43	$.39	$.96	$1.13
Pro forma	$.41	$.38	$.89	$1.08

Diluted net income per share
As reported	$.42	$.38	$.93	$1.09
Pro forma	$.40	$.37	$.87	$1.04

The weighted-average fair value of options granted was $6.91 for the nine months ended November 1, 2003 and $9.62 for the nine months ended November 2, 2002. The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:
November 1,	November 2,
2003	2002

Risk free interest rate	2.6%	4.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	62.2%	61.3%
Expected term	5 Years	5 Years

Note 4 - New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We have determined that the adoption of this statement did not have an impact on our consolidated financial statements.

Note 5 - Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Critical Accounting Policies

It is necessary for us to include certain judgements in our reported financial results. These judgements involve estimates that are inherently uncertain and actual results could differ materially from these estimates. The accounting policies that require the more significant judgements by us are:

Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. In determining market value, we estimate the future sales price of items of merchandise contained in the inventory as of the balance sheet date. Factors considered in this determination include among others, current and recently recorded sales prices, the length of time product has been held in inventory and quantities of various product styles contained in inventory. The ultimate amount realized from the sale of certain product could differ materially from our estimates. We also estimate a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Valuation of Long-lived Assets - We review long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable and annually when no such event has occurred. We evaluate the ongoing value of assets associated with retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgement and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Deferred Income Taxes - We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets. We anticipate that future taxable income will be able to recover the full amount of deferred tax assets. Our effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We have also been involved in domestic tax audits. At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations
Comparable
	Number of Stores				Store Square Footage		Store Sales
	Beginning			End of	Net	End	Increase
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)
May 3, 2003	207	13	0	220	146,000	2,547,000	(5.5)%
August 2, 2003	220	11	2	229	104,000	2,651,000	(3.0)%
November 1, 2003	229	11	2	238	98,000	2,749,000	0.3%
Year-to-date	207	35	4	238	348,000	2,749,000	(2.6%)

May 4, 2002	182	6	0	188	71,000	2,175,000	1.1%
August 3, 2002	188	9	0	197	112,000	2,287,000	(0.5)%
November 2, 2002	197	10	0	207	114,000	2,401,000	1.3%
Year-to-date	182	25	0	207	297,000	2,401,000	0.7%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:
Thirteen	Thirteen	Thirty-nine	Thirty-nine
Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
November 1,	November 2,	November 1,	November 2,
2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.2	70.6	70.9	70.6

Gross profit	29.8	29.4	29.1	29.4
Selling, general and
administrative expenses	23.9	23.5	24.4	23.5

Operating income	5.9	5.9	4.7	5.9
Interest expense-net	.1	.1	.1	.1

Income before income taxes	5.8	5.8	4.6	5.8
Income taxes	2.2	2.2	1.7	2.2

Net income	3.6%	3.6%	2.9%	3.6%

Net Sales

Net sales increased $14.7 million to $152.4 million in the third quarter of 2003, a 10.6% increase over net sales of $137.7 million in the comparable prior year period. The increase was primarily attributable to the 49 stores opened since June 2002 (net of four store closings) in addition to the 0.3% increase in comparable store sales.

Net sales increased $32.0 million to $423.7 million in the first nine months of 2003, an 8.2% increase over net sales of $391.7 million in the comparable prior year period. The increase was attributable to the sales generated by the 60 stores opened in 2002 and 2003 (net of four store closings) partially offset by a 2.6% decrease in comparable store sales.

Gross Profit

Gross profit increased $4.9 million to $45.4 million in the third quarter of 2003, a 12.1% increase over gross profit of $40.5 million in the comparable prior year period. Our gross profit margin was 29.8% compared with 29.4% last year. As a percentage of sales, the merchandise gross profit margin increased 0.6% while buying, distribution and occupancy costs increased 0.2% as compared to the same period last year. The merchandise gross profit margin improvement was primarily due to lower promotional activity during the quarter. The increase in buying, distribution and occupancy costs as a percentage of sales was primarily a result of the inability to leverage these expenditures against a small comparable store sales increase.

Gross profit increased $7.9 million to $123.2 million in the first nine months of 2003, a 6.8% increase over gross profit of $115.3 million in the comparable prior year period. Our gross profit margin decreased to 29.1% from 29.4% last year. As a percentage of sales, the merchandise gross profit margin increased 0.2% from last year while buying, distribution and occupancy costs increased 0.5%. The increase in buying, distribution and occupancy costs as a percentage of sales was primarily due to the deleveraging effect of negative comparable store sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million to $36.4 million in the third quarter of 2003 from $32.4 million in the comparable prior year period. As a percentage of sales, these expenses increased to 23.9% from 23.5% last year. During the third quarter of 2003, we opened 11 stores as compared with ten stores in the third quarter of 2002. Total new store pre-opening costs in the third quarter of 2003 were $646,000, or 0.4% of sales, as compared to $870,000, or 0.6% of sales, for the third quarter of 2002. The increase in selling, general and administrative expenditures as a percentage of sales was primarily due to higher health care costs and store closing and relocation costs. Approximately $330,000 was incurred in the third quarter of 2003 to close two stores and relocate one store.

Selling, general and administrative expenses increased $11.3 million to $103.3 million in the first nine months of 2003 from $92.0 million in the comparable prior year period. As a percentage of sales, these expenses increased to 24.4% from 23.5% last year. Total new store pre-opening costs for the first nine months of 2003 were $2.2 million, or 0.5% of sales, as compared to $2.0 million, or 0.5% of sales, for the first nine months of 2002. Thirty-five stores were opened in the first nine months of 2003 and 25 stores were opened in the first nine months of 2002. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the general deleveraging effect of the negative comparable store sales.

Interest Expense

Net interest expense remained relatively flat with the prior year comparative quarter. For the first nine months of 2003, net interest expense decreased to $502,000 from $625,000 for the first nine months of 2002. The decrease in net interest expense for the first nine months of 2003, as compared with the first nine months of 2002, was primarily a result of a decrease in average borrowings partially offset by a higher effective interest rate.

Income Taxes

The effective income tax rate was 37.5% for the third quarter and the first nine months of 2003 and for the same periods in 2002. The effective income tax rate differed from the statutory federal rates due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For the first nine months of 2003, net cash used in operating activities was $10.1 million compared to net cash provided by operating activities of $13.7 million for the first nine months of last year. This decrease in net cash provided by operating activities was primarily attributable to the addition of merchandise inventories for new stores and the change in timing of payment of accounts payable resulting from the earlier receipt of third quarter merchandise as compared to the same period in fiscal 2002.

Working capital increased to $126.8 million at November 1, 2003 from $103.3 million at November 2, 2002 and the current ratio was 3.5 to 1 at November 1, 2003 as compared with 2.9 to 1 at November 2, 2002. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) increased to 20.1% at November 1, 2003, compared to 16.5% at November 2, 2002.

The increase in working capital was primarily due to the increase in merchandise inventory and the decrease in accounts payable. Merchandise inventories increased $17.5 million to $165.4 million at November 1, 2003 from $147.9 million at November 2, 2002. During 2003, our key merchandise strategy has centered on lowering merchandise inventory levels of seasonal fashion product in order to increase the merchandise gross profit margin. While the number of stores in operation at the end of the third quarter of 2003 increased 15.0% compared with the end of the third quarter of 2002, merchandise inventories only increased 11.8%. This resulted in a decrease in merchandise inventories on a per-store basis of 2.8%. This per-store decline in inventory is in addition to a 4.8% decrease in merchandise inventories on a per-store basis at the end of the third quarter of 2002.

Capital expenditures, net of lease incentives of $3.3 million, were $14.3 million in the first nine months of 2003. Of these expenditures, approximately $10.4 million was incurred for new stores, $1.6 million for store remodeling, $570,000 to relocate a store, with all other expenditures totaling $1.7 million.

During the first nine months of 2003, we have opened 35 new stores, with 11 of these opening in the third quarter. A total of four stores have been closed during the year, bringing the total stores in operation to 238. With the anticipation of opening two stores in the fourth quarter of the year and closing an additional three, we expect to finish our 2003 fiscal year with 237 stores. Of the 25 stores opened during the first nine months of 2002, ten stores were opened in the third quarter.

We currently anticipate opening 35 to 40 new stores in 2004 and closing four existing stores, with the new store expansion targeting a number of larger markets we have entered in the past few years. We intend to penetrate existing markets with additional store locations and enhance our marketing efforts in these markets. Additionally, we expect that due to the larger store base we will be able to leverage other operating expenses.

Our current store prototype utilizes between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for new stores in 2003 are expected to average approximately $320,000 per store. An updated store design, which has been utilized in all new stores in 2003 and is anticipated to be utilized in future new stores, will lower the cost to build a store by approximately 10% from historical levels. The average inventory investment in a new store is expected to range from $450,000 to $750,000, depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $67,000 per store.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at November 1, 2003 were $36.1 million and $3.0 million, respectively. As of November 1, 2003, $30.9 million was available to us for additional borrowings under the credit facility.

We anticipate existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund planned expansion and other operating cash requirements for at least the next 12 months.

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to opening a new store are charged to expense as incurred. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores.

We have three distinct selling periods: Easter, back-to-school and Christmas.

Factors That May Effect Future Results

This report on Form 10-Q contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns, consumer buying trends and the our ability to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; and changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear, and the continued favorable trade relations between China and the United States.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $167,000 for the first nine months of 2003 and $142,000 for the first nine months of 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 1, 2003, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 6, 2003, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our operating and financial results for the month ended November 1, 2003.
On November 18, 2003, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our operating and financial results for the quarter ended November 1, 2003.

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2003	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Vice President and Chief Financial Officer