Form 10-K
period 2004-01-31
SHOE CARNIVAL INC
filed 2004-04-14
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2004
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

NONE

(Securities registered pursuant to Section 12(b) of the Act)

COMMON STOCK, $.01 PAR VALUE

(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]	Yes	[ ]	No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 1, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $104,275,048 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 12, 2004 were 12,805,354.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 11, 2004 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 31, 2004

PART I

ITEM 1.  BUSINESS

Shoe Carnival, Inc. is one of the nation's largest and fastest-growing family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate ourselves from our competitors by our distinctive, highly promotional in-store marketing effort and large stores that average 11,600 square feet, generate an average of approximately $2.5 million in annual sales and house an average inventory of approximately 28,500 pairs of shoes per location. As of January 31, 2004, we operated 237 stores in 24 states in the Midwest, South and Southeast regions of the United States.

We make available free of charge through the Investor Relations portion of our Internet website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

Business Strategy

Our goal is to continue to grow our net sales and earnings by strengthening our position as the logical destination store for our customers' footwear needs. Key elements of our business strategy are as follows:

We offer a distinctive shopping experience. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We promote a high-energy retail environment by decorating with bright lights and bold colors, and by featuring a stage and barker as the focal point in each store. With a microphone, this barker, or "mic-person", advertises current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell through of in-season goods.

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries approximately 28,500 pairs of shoes in four general categories - men's, women's, children's and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. In fiscal year 2003, approximately 95% of our sales represented name brand products. We place significant emphasis on visual merchandising and the promotion of nationally recognized name brands. We communicate the importance of these brands through creative signage and other visual aids on the fixtures throughout the stores.

We believe that by offering a wide selection of both athletic and non-athletic footwear, we are able to reduce our exposure to shifts in fashion preferences between those categories. Our ability to identify and react to fashion changes is a key factor in our sales and earnings performance.

We offer value to our customers. Our marketing effort targets middle income, value-conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family. We also believe our highly promotional in-store shopping environment contributes to a reputation of value pricing throughout the store.

We maintain an efficient store level cost structure. Our cost-efficient store operations and real estate strategy enable us to price products competitively and earn attractive store level returns. Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers who choose to serve themselves. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We prefer to locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-oriented shoppers.

We rely heavily on information technology. We have invested significant resources in information technology. Our proprietary inventory management and point-of-sale systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. Our store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day. Reacting to sales trends, our mic-people use this information to choose from among a number of product promotions supplied by our centralized merchandising staff. Our data warehouse enables the buying staff to analyze sales, margin and inventory levels by store, by day, down to the size of shoe if necessary. Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us in the past to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy

Key elements of our growth strategy are as follows:

We will continue to grow our store base. The majority of our sales and earnings growth is expected to continue to be generated by the opening of new stores. In 2004, we expect to open between 20 and 25 stores, net of store closings. These new stores will be located in large and small markets within our existing geographic areas. Our intention is to fill in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. In addition to filling in larger markets, we intend to enter smaller markets within our current geographic areas where we can have immediate market penetration with one or two stores. In smaller markets we can advertise more effectively from the beginning which helps to create immediate brand awareness. Beyond 2004, we intend to add stores at a rate of 10% to 15% each year until we see a more robust retail environment.

We typically enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time. In smaller markets that can only support a single store, we generally will seek locations in reasonably close proximity to other existing markets. This strategy supports more efficient management and reduces distribution costs. We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and leveraging general and administrative expenses against a higher sales base. We intend to increase gross profit margins by reducing the frequency of storewide entire-stock promotions and focusing markdowns more on poor performing or slow moving merchandise. Additionally, we will operate on leaner inventories, particularly in seasonal fashion merchandise, thereby reducing our exposure during end-of-season clearance periods.

A longer-term opportunity to increase our gross margin is to increase women's non-athletic sales as a percentage of our total business. Women's product has historically achieved the highest gross margin. To achieve this goal, we have improved our women's branded merchandise assortment by offering more prominent national brands, particularly in the dress category. Secondly, to highlight our women's brands, we introduced a new store design in 2003 that prominently displays women's branded product immediately upon entering the store.

Merchandising

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. Our stores carry an average of approximately 28,500 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts. Our stores also carry complementary accessories such as handbags, wallets, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of value pricing. We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles. These displays may highlight a product offering of a single vendor or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandise techniques make it easier for customers to shop and focus attention on key name brands. Expenses for signage and visual displays highlighting a particular brand will typically be partially or fully reimbursed by the vendor.

The table below sets forth our percentage of sales by product category for fiscal 2003, 2002 and 2001.

Fiscal Year	2003	2002	2001

Women's	24%	25%	25%
Men's	15	16	16
Children's (1)	16	16	17
Athletics (2)	41	39	37
Accessories and Miscellaneous Items	4	4	5

	100%	100%	100%

(1)  Children's includes children's athletic shoes.
(2)  Includes men's and women's sizes only.

Women's, men's and children's non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In 2003, athletic styles, including children's sizes, represented slightly more than half of our footwear sales.

Pricing

Our pricing strategy is designed to emphasize value. By combining current season name brand product with promotional pricing, we feel that we create a better value for customers. Initial pricing decisions are guided by gross profit margin targets, which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Markdowns are centrally managed by the buying staff and communicated to the stores through information systems as needed.

In-store signage is used extensively to highlight sales promotions and to advertise promotional pricing to meet or beat competitors' sale prices.

Advertising and Promotion

In-store promotions are a key element in our marketing effort. By utilizing both planned and impromptu contests and games, store managers create an environment that encourages customer interaction with store personnel. For example, with a spin of the Spin-N-Win™ Wheel, a customer is enticed to purchase a second pair of shoes by winning an on the spot discount. Promotions of this type exemplify our emphasis on fun and excitement in order to enhance our customers' total shopping experience.

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 54% of our total advertising budget was directed to television and radio in 2003. Print media (including newspaper ads, inserts and direct mail) and outdoor advertising account for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. Major promotions during the grand openings and peak selling periods allow customers to win prizes such as cruises, computers, merchandise or cash.

We strive to make each store opening a major retail event. Grand openings feature an inflatable theme park, contests, cash and prize giveaways, special celebrity appearances and live musical performances. We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Store Location and Design

The number of stores opened and closed for 2003, 2002 and 2001 were as follows:

Fiscal Year	2003	2002	2001

Stores open at beginning of year	207	182	165
Opened during year	37	25	18
Closed during year	7	0	1

Stores open at end of year	237	207	182

At January 31, 2004, we had 237 stores located in 24 states, primarily in the Midwest, South and Southeast regions of the United States. Although five stores are located in enclosed malls, we prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

All of our stores are leased rather than owned. We believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores. Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential strip shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the landlord's ability to deliver the premises. After we accept the premises from the landlord, we can generally open a store within 45 days.

Critical to the success of opening new stores in larger markets or geographic areas is our ability to cluster stores. Clustering involves the operation of multiple locations in a particular metropolitan area or in several smaller markets located in reasonable proximity to one another. The clustering of stores creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs.

As of January 31, 2004, our stores averaged approximately 11,600 square feet, ranging in size from 6,500 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 15,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Our stores are designed and fixtured to reflect the high energy level of our retail concept. Stores are typically equipped with a sound system, microphone and entertainment devices such as the Spin-N-Win™ Wheel. With an open stock format, merchandise is displayed by category, with athletic footwear located in the center of the store to provide a transition between women's and men's footwear.

Updated Store Design. The store design and logo utilized by 80% of our stores was introduced in 1996. This design conveys a carnival-like atmosphere through the use of distinctive signs, flashing colored lights, large mirrors and bold colors. While we believe the existing design will continue to be successful into the future, a new store design was developed and rolled out in all stores opened in 2003. We will incorporate the new design in stores as they are remodeled, which normally occurs upon lease renewal. The new design incorporates the excitement and energy that makes Shoe Carnival distinctive, but features a contemporary look and feel by utilizing a more muted color scheme, larger-than-life sized graphics, better visual displays and an improved wayfinding system. In addition, the Shoe Carnival logo has been redesigned to reflect the store's new color scheme and contemporary look.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional vice presidents, regional managers and the individual store general managers. There are two divisions designated as the North and South Divisions. Each divisional vice president is responsible for approximately twelve regions, but is ultimately expected to manage up to fifteen regions. Each regional manager is responsible for the operation of between four and fifteen stores and is required to visit each store periodically, concentrating more heavily on under-performing stores. Regional managers meet with their respective divisional vice president and other members of senior management on a periodic basis to discuss strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a general manager and up to four assistant managers, depending on sales volume. General managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis. We provide an incentive compensation plan for regional and general managers based primarily upon the attainment of sales, expense control and profitability goals.

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

Distribution

We operate a single 200,000 square foot distribution facility in Evansville, Indiana. The distribution center processes virtually all merchandise prior to shipping to the stores. At a minimum, this includes count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments and allocation of shipments to individual stores. Once a distribution order form is received from the buying staff, the remainder of the distribution process, including packing, allocating, storing and shipping is essentially paperless. Merchandise is shipped to each store from one to two times per week, depending on store volume, proximity to other stores and proximity to the distribution center. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

We recently completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow. The results of the study identified the need to have additional distribution capacity available by the end of 2006. We intend to replace our existing 200,000 square foot distribution center with a new 450,000 square foot facility, the construction of which is anticipated to begin in the spring of 2005. Preliminary cost estimates for land, building and equipment are approximately $30 million.

Buying Operations

Maintaining fresh, fashionable merchandise is critical to our success. Our buyers stay in touch with evolving trends by shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines. Management of the purchasing function is the responsibility of our Executive Vice President - General Merchandise Manager. Regional managers are expected to provide input to our merchandising staff regarding market specific fashion trends.

We purchase merchandise from over 160 footwear vendors. In 2003, three suppliers, Nike USA, Inc., Reebok International Ltd., and Skechers USA, Inc. each accounted for more than 10% of net sales and together accounted for approximately 35% of net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Information Systems

We have devoted significant resources to expand our sophisticated information technology systems. Our network connects our corporate office to every store, providing up-to-date sales and inventory information as required. Each store has an independent point-of-sale controller, with two to 12 point-of-sale terminals per store. To provide maximum flexibility and maintain data integrity, our information systems are based upon relational database technology. Our distribution facility utilizes a spread spectrum radio frequency network to assure accurate, real-time information throughout the distribution operation. Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width. Additional data analysis can be quickly provided on demand by using either a fourth generation language programming tool or personal computer tools that access our database.

A state of the art point-of-sales system uses bar code technology to capture sales, gross margin and inventory information. The system provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin analysis by product category at the store level and customer tracking.

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, store environment and service. We compete primarily with department stores, shoe stores, sporting goods stores and mass merchandisers.

We compete with most department stores and traditional shoe stores by offering lower prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.

Many of our competitors are significantly larger and have substantially greater financial and other resources. However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, enable us to compete effectively.

Employees

At January 31, 2004, we had approximately 3,750 employees, of which approximately 2,050 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

We attribute a large portion of our success in various areas of cost control to our inclusion of virtually all management level employees in incentive compensation plans. We contribute all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in company-sponsored plans. Additionally, we sponsor a 401(k) retirement plan which is open to all employees who have met the minimum age and workhour requirements. All employees are eligible to receive discounts on purchases from our stores. We consider our relationship with our employees to be satisfactory.

Trademarks

We own the following federally registered trademarks and servicemarks:  Shoe Carnival®, The Carnival®, Nuff Said®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Chase and Brittney's®, Via Nova®, Fresh Stuff®, Innocence® and Carnival Lites®. We believe these marks are valuable and, accordingly, intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

ITEM 2.  PROPERTIES

We lease all existing stores and intend to lease all future stores. All leases for existing stores provide for fixed minimum rentals and most provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

We own our headquarters and distribution center, which are located at 8233 Baumgart Road, Evansville, Indiana. For additional information with respect to our properties, see ITEM 1 "BUSINESS -- Store Location and Design" and "Distribution".

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business. We do not expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2003 fiscal year.

Executive Officers

Name	Age	Position
J. Wayne Weaver	69	Chairman of the Board and Director
Mark L. Lemond	49	President, Chief Executive Officer and Director
Timothy T. Baker	47	Executive Vice President - Store Operations
Clifton E. Sifford	50	Executive Vice President - General Merchandise Manager
W. Kerry Jackson	42	Senior Vice President - Chief Financial Officer and Treasurer
David A. Kapp	40	Vice President - Merchandise Allocation and Secretary

Mr. Weaver is Shoe Carnival's largest shareholder and has served as Chairman of the Board since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group Inc., a designer, developer and marketer of women's footwear. He has over 40 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group, Inc. Mr. Weaver serves as chairman and chief executive officer of Jacksonville Jaguars, LTD and chairman and chief executive officer of LC Footwear, LLC.

Mr. Lemond has been employed as President and Chief Executive Officer since September 1996. From March 1988 to September 1996, Mr. Lemond served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. On February 3, 1994, Mr. Lemond was promoted to the position of Chief Operating Officer. Mr. Lemond has served as a director since March 1988. Prior to March 1988, he served in similar officer capacities with Russell's Shoe Biz, Inc. Prior to joining Russell's Shoe Biz, Inc. in 1987, Mr. Lemond was a partner with a public accounting firm. He is a Certified Public Accountant.

Mr. Baker has been employed as Executive Vice President - Store Operations since June 2001. From March 1994 to June 2001, Mr. Baker served as Senior Vice President - Store Operations. From May 1992 to March 1994, Mr. Baker served as Vice President - Store Operations. Prior to that time, he served as one of our regional managers. From 1983 to June 1989, Mr. Baker held various retail positions with Payless ShoeSource.

Mr. Sifford has been employed as Executive Vice President - General Merchandise Manager since June 2001. From April 13, 1997 to June 2001, Mr. Sifford served as Senior Vice President - General Merchandise Manager. Prior to joining us, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

Mr. Jackson has been employed as Senior Vice President - Chief Financial Officer and Treasurer since June 2001. From September 1996 to June 2001, Mr. Jackson served as Vice President - Chief Financial Officer and Treasurer. From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with us. Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

Mr. Kapp has been employed with us since March 1988, most recently as our Vice President - Merchandise Allocation and Secretary. Prior to assuming his current position, Mr. Kapp held various accounting and retail positions with us.

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers.

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this Annual Report in lieu of being included in our Proxy Statement for our 2004 Annual Meeting of Shareholders.)

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for 2003 and 2002 were as follows:
	High	Low

Fiscal Year 2003
First Quarter	$16.39	$11.24
Second Quarter	17.35	13.07
Third Quarter	17.70	12.59
Fourth Quarter	20.00	15.00

Fiscal Year 2002
First Quarter	$21.19	$13.00
Second Quarter	22.44	16.55
Third Quarter	20.20	10.00
Fourth Quarter	16.62	12.76

As of April 2, 2004, there were approximately 196 holders of record of the Common Stock.

We do not currently intend to pay cash dividends on our Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. In addition, our credit agreement contains certain limitations on the payment of dividends.

No unregistered equity securities were sold by us during fiscal 2003.

The information required by this Item concerning securities authorized for issuance under our equity plans has been set forth in or incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except share and operating data)
Fiscal years (1)	2003	2002	2001	2000	1999

Income Statement Data:
Net sales	$557,923	$519,699	$476,556	$418,164	$339,929
Cost of sales (including buying,
distribution and occupancy costs)	399,300	369,912	341,425	298,233	238,097

Gross profit	158,623	149,787	135,131	119,931	101,832
Selling, general and
administrative expenses	138,178	123,658	112,736	100,692	80,888

Operating income	20,445	26,129	22,395	19,239	20,944
Interest expense	714	785	2,275	3,168	1,010

Income before income taxes	19,731	25,344	20,120	16,071	19,934
Income tax expense	7,498	9,504	7,545	6,348	7,973

Net income	$12,233	$15,840	$12,575	$9,723	$11,961

Net income per share:
Basic	$.96	$1.26	$1.04	$.79	$.90
Diluted	$.94	$1.22	$1.01	$.78	$.88

Average shares outstanding:
Basic	12,677	12,561	12,124	12,354	13,284
Diluted	13,049	12,976	12,483	12,455	13,578

Selected Operating Data (2):
Stores open at end of year	237	207	182	165	138
Square footage of store space
at year-end (000's)	2,752	2,401	2,104	1,911	1,590
Average sales per store (000's)	$2,548	$2,675	$2,743	$2,744	$2,744
Average sales per square foot	$219	$232	$237	$237	$238
Comparable store sales	(3.0)%	(0.4)%	3.0%	2.5%	1.4%

Balance Sheet Data:
Working capital	$116,864	$96,248	$93,327	$89,345	$69,672
Total assets	247,721	219,275	201,919	187,351	162,853
Long-term debt and other indebtedness	21,956	15,503	27,672	41,137	22,338
Total shareholders' equity	144,551	130,891	112,102	96,313	93,345

(1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2003, 2002, 2001, 2000, and 1999 relate respectively to the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001, and January 29, 2000. Fiscal year 2000 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)	Selected Operating Data has been adjusted to a comparable 52 week basis for 2000.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of the Form 10-K.

Overview

Shoe Carnival, Inc. is one of the nation's largest and fastest-growing family footwear retailers. As of January 31, 2004, we operated 237 stores in 24 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell through of in-season goods. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. We believe that by offering a wide selection of both athletic and non-athletic footwear, we are able to reduce our exposure to shifts in fashion preferences between those categories. Our ability to identify and react to fashion changes is a key factor in our sales and earnings performance.

Our marketing effort targets middle income, value-conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Our cost-efficient store operations and real estate strategy enable us to price products competitively and earn attractive store level returns. Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers who choose to serve themselves. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We prefer to locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-oriented shoppers.

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2003, 2002 and 2001 relate respectively to the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

Critical Accounting Policies

It is necessary for us to include certain judgements in our reported financial results. These judgements involve estimates that are inherently uncertain and actual results could differ materially from these estimates. The accounting policies that require the more significant judgements are:

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

Deferred Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for the deferred tax assets. We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will be able to recover the full amount of deferred tax assets. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. We have also been involved in tax audits. At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	71.6	71.2	71.6

Gross profit	28.4	28.8	28.4
Selling, general and
administrative expenses	24.8	23.8	23.7

Operating income	3.6	5.0	4.7
Interest expense	0.1	0.2	0.5

Income before income taxes	3.5	4.8	4.2
Income tax expense	1.3	1.8	1.6

Net income	2.2%	3.0%	2.6%

2003 Compared to 2002

Net Sales

Net sales increased $38.2 million to $557.9 million in 2003, a 7.4% increase over net sales of $519.7 million in 2002. The increase was attributable to the sales generated by the 37 stores opened in 2003 and the effect of a full year's worth of sales for the 25 stores opened in 2002, partially offset by the closing of seven stores and a comparable store sales decrease of 3.0%. While sales of athletic footwear in our comparable stores increased slightly, our men's, women's and children's non-athletic footwear categories, along with our accessories, each experienced declines in comparable store sales.

Gross Profit

Gross profit increased $8.8 million to $158.6 million in 2003, a 5.9% increase from gross profit of $149.8 million in 2002. Our gross profit margin decreased to 28.4% from 28.8% in 2002. As a percentage of sales, the merchandise margin increased 0.2% and buying, distribution and occupancy costs increased 0.6%. The increase in the merchandise margin was primarily driven by increases in our adult athletic category and our children's category. The increase in buying, distribution and occupancy costs was primarily a result of the general deleveraging effect of the negative comparable store sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.5 million to $138.2 million in 2003 from $123.7 million in 2002. As a percentage of sales, these expenses increased 1.0% in 2003 primarily due to the general deleveraging effect of the negative comparable store sales. During fiscal 2003, we incurred $789,000 in asset retirement costs on store closings, relocations and remodels in addition to impairment costs as compared to $278,000 in fiscal 2002. The aggregate of pre-opening expenses for the 37 new stores in 2003 was approximately $2.5 million, or 0.4% of sales, and was $2.0 million, or 0.4% of sales, for the 25 new stores in 2002.

Interest Expense

Interest expense decreased to $714,000 (net of interest income of $15,000) in 2003 from $785,000 (net of interest income of $35,000) in 2002. The decrease was attributable to a lower effective interest rate partially offset by an increase in average borrowings outstanding. The weighted average interest rate on total debt was 3.0% in 2003 and 4.1% in 2002.

Income Taxes

The effective income tax rate was 38.0% in 2003 and 37.5% in 2002. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit. The increase in the effective income tax rate in 2003 was due to higher state income taxes. In 2004, further increases in state income taxes are expected to increase the effective income tax rate to 39.0%.

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

Gross Profit

Gross profit increased $14.7 million to $149.8 million in 2002, a 10.9% increase from gross profit of $135.1 million in 2001. Our gross profit margin increased to 28.8% from 28.4% in 2001. As a percentage of sales, the merchandise margin increased 0.6% and buying, distribution and occupancy costs increased 0.2%. The increase in the merchandise margin was primarily driven by increases in our women's non-athletic category and our adult athletic category. The fiscal 2002 key merchandise strategy of lowering merchandise inventory levels of seasonal fashion product in order to reduce our exposure to markdowns has proven successful in strengthening our overall gross profit margin.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:
(000's)
Fiscal years	2003	2002	2001

Net income plus depreciation and amortization	$26,066	$28,324	$23,747
Deferred income taxes	1,520	296	116
Working capital increases	(21,278)	(1,515)	(1,990)
Other operating activities	1,552	1,346	921

Net cash provided by operating activities	7,860	28,451	22,794
Net cash used in investing activities	(16,930)	(17,724)	(9,369)
Net cash provided by (used in) financing activities	7,359	(10,404)	(11,193)

Net (decrease) increase in cash and cash equivalents	(1,711)	323	2,232
Cash and cash equivalents at beginning of year	5,782	5,459	3,227

Cash and cash equivalents at end of year	$4,071	$5,782	$5,459

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Excluding changes in operating assets and liabilities, $29.1 million, $30.0 million and $24.8 million was provided by operating activities in 2003, 2002 and 2001, respectively.

Working capital increased to $116.9 million at January 31, 2004 from $96.2 million at February 1, 2003. The current ratio at January 31, 2004 was 2.9 as compared to 2.6 at February 1, 2003. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) was 13.2% at January 31, 2004, as compared with 10.6% at February 1, 2003.

The increase in working capital was primarily due to the increase in merchandise inventory. Merchandise inventories increased $19.0 million to $165.1 million at January 31, 2004 compared with $146.1 million at February 1, 2003. During 2003, our key merchandise strategy has centered on lowering merchandise inventory levels of seasonal fashion product in order to increase the merchandise margin. While the number of stores in operation at the end of fiscal 2003 increased 14.5% compared with the end of fiscal 2002, merchandise inventories only increased 13.0%. This resulted in a decrease in merchandise inventories on a per-store basis of 1.3%. This per-store decline in inventory is in addition to a 5.3% decrease in merchandise inventories on a per-store basis at the end of fiscal 2002.

Capital expenditures, net of lease incentives, were $17.3 million in 2003, $17.8 million in 2002 and $9.8 million in 2001. These amounts include $47,000 and $440,000 of capital lease obligations incurred in 2002 and 2001, respectively. No capital lease obligations were incurred in 2003. Of the fiscal 2003 capital expenditures incurred, $11.1 million was for fiscal 2003 new stores, $700,000 was for stores to open in fiscal 2004, $2.8 million was for remodeling and relocation of existing stores and approximately $1 million was for technology. The remaining capital expenditures in 2003 were primarily for various store improvements, loss prevention and distribution center equipment.

Capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to be $13 million to $14 million in fiscal 2004. The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

In fiscal 2004, we intend to open approximately 23 to 28 stores at an expected aggregate cost of between $7.6 million and $9.2 million. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology.

Our current store prototype uses between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store in 2004 are expected to average approximately $330,000. The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $87,000 per store in 2004 as compared to $68,000 in 2003. This increase is primarily due to an anticipated increase in advertising expense. On a per-store basis, for the 37 stores opened during 2003, the initial inventory investment averaged $614,000 and capital expenditures averaged $324,000.

We recently completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow. The results of the study identified the need to have additional distribution capacity available by the end of 2006. Our current plan is to replace our existing 200,000 square foot distribution center with a new 450,000 square foot facility. Construction is anticipated to begin in the spring of 2005. Preliminary cost estimates for land, building and equipment are approximately $30 million. No expenditures for this project are anticipated to be incurred in 2004.

Our unsecured credit facility provides for up to $70.0 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings outstanding under the credit facility were $21.9 million at January 31, 2004 and $15.2 million at February 1, 2003. Letters of credit outstanding at January 31, 2004 were $7.8 million. As of January 31, 2004, $40.3 million was available to us for additional borrowings under the credit facility. On April 5, 2004, the credit agreement was amended to extend the maturity date to March 31, 2006.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned expansion and other operating cash requirements for at least the next 12 months.

Significant contractual obligations as of January 31, 2004 and the periods in which payments are due include:
(000's)	Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations

Line of credit	$21,900		$21,900
Letters of credit	7,800	$7,800
Capital lease obligations	278	222	56
Operating leases	233,947	33,939	64,715	$59,401	$75,892
Other commitments	158,218	157,055			1,163

Total Contractual Obligations	$422,143	$199,016	$86,671	$59,401	$77,055

See Notes 5 and 6 as contained in PART II, ITEM 8 for a discussion of long term debt and leases, respectively. Our other commitments consist primarily of short-term merchandise purchase commitments, in addition to those obligations related to capital expenditures for new stores, our deferred compensation plan and interest on capital lease obligations.

We did not enter into any off-balance sheet arrangements during 2003 or 2002, nor did we have any off-balance sheet arrangements outstanding at January 31, 2004 or February 1, 2003, except for operating leases entered into in the normal course of business.

Seasonality

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense as incurred. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas.

Factors That May Affect Future Results

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $239,000 in 2003 and $184,000 in 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Our management is responsible for the preparation, integrity and objectivity of the financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts which are based upon estimates and judgments by management.

We maintain internal accounting control systems designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of financial statements and other financial information. This system of internal controls has been designed and is maintained in recognition of the concept that the cost of controls should not exceed the benefit derived therefrom.

The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review matters relating to our financial reporting, the adequacy of internal control systems and the scope and results of the annual audit. Representatives of the independent auditors have free access to the Audit Committee and the Board of Directors.

Our consolidated financial statements have been audited by Deloitte & Touche LLP, whose report, which follows, expresses an opinion as to the fair presentation of the financial statements and is based on an independent audit performed in accordance with auditing standards generally accepted in the United States of America.

Independent Auditors' Report

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc., and subsidiaries as of January 31, 2004 and February 1, 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Shoe Carnival, Inc.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc., and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 5, 2004

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands)

	January 31,	February 1,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$4,071	$5,782
Accounts receivable	587	1,134
Merchandise inventories	165,110	146,091
Deferred income tax benefit	1,954	901
Other	6,753	1,890

Total Current Assets	178,475	155,798
Property and equipment-net	69,246	63,477

Total Assets	$247,721	$219,275

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$53,181	$49,847
Accrued and other liabilities	8,208	9,276
Current portion of long-term debt	222	427

Total Current Liabilities	61,611	59,550
Long-term debt	21,956	15,503
Deferred lease incentives	8,033	5,262
Accrued rent	2,808	2,458
Deferred income taxes	7,544	4,971
Other	1,218	640

Total Liabilities	103,170	88,384

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized
13,363 shares issued	134	134
Additional paid-in capital	66,252	65,828
Retained earnings	82,324	70,091
Treasury stock, at cost, 601 and 746 shares	(4,159)	(5,162)

Total Shareholders' Equity	144,551	130,891

Total Liabilities and Shareholders' Equity	$247,721	$219,275

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 31,	February 1,	February 2,
Fiscal years ended	2004	2003	2002

Net sales	$557,923	$519,699	$476,556
Cost of sales (including buying,
distribution and occupancy costs)	399,300	369,912	341,425

Gross profit	158,623	149,787	135,131
Selling, general and administrative
expenses	138,178	123,658	112,736

Operating income	20,445	26,129	22,395
Interest expense	714	785	2,275

Income before income taxes	19,731	25,344	20,120
Income tax expense	7,498	9,504	7,545

Net income	$12,233	$15,840	$12,575

Net income per share:
Basic	$.96	$1.26	$1.04
Diluted	$.94	$1.22	$1.01

Average shares outstanding:
Basic	12,677	12,561	12,124
Diluted	13,049	12,976	12,483

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

				Additional
	Common Stock			Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at February 3, 2001	13,363	(1,406)	$134	$64,288	$41,676	$(9,785)	$96,313
Exercise of stock options		392				2,622	2,622
Stock option income tax benefit				464			464
Employee stock purchase
plan purchases		14				128	128
Net income					12,575		12,575

Balance at February 2, 2002	13,363	(1,000)	134	64,752	54,251	(7,035)	112,102
Exercise of stock options		242		271		1,780	2,051
Stock option income tax benefit				730			730
Employee stock purchase
plan purchases		12		75		93	168
Net income					15,840		15,840

Balance at February 1, 2003	13,363	(746)	134	65,828	70,091	(5,162)	130,891
Exercise of stock options		132		31		915	946
Stock option income tax benefit				315			315
Employee stock purchase
plan purchases		13		78		88	166
Net income					12,233		12,233

Balance at January 31, 2004	13,363	(601)	$134	$66,252	$82,324	$(4,159)	$144,551

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 31,	February 1,	February 2,
Fiscal years ended	2004	2003	2002

Cash Flows From Operating Activities
Net income	$12,233	$15,840	$12,575
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	13,833	12,484	11,172
Stock option income tax benefit	315	730	464
Loss on retirement and impairment of assets	789	278	283
Deferred income taxes	1,520	296	116
Other	448	338	174
Changes in operating assets and liabilities:
Accounts receivable	330	381	(231)
Merchandise inventories	(19,019)	(10,443)	(12,613)
Accounts payable and accrued liabilities	2,254	8,627	11,254
Other	(4,843)	(80)	(400)

Net cash provided by operating activities	7,860	28,451	22,794

Cash Flows From Investing Activities
Purchases of property and equipment	(20,549)	(19,144)	(10,395)
Lease incentives	3,251	1,420	1,026
Other	368	0	0

Net cash used in investing activities	(16,930)	(17,724)	(9,369)

Cash Flows From Financing Activities
Net borrowings (payments) under line of credit	6,675	(11,775)	(13,000)
Payments on long-term debt	(428)	(848)	(943)
Proceeds from issuance of stock	1,112	2,219	2,750

Net cash provided by (used in) financing activities	7,359	(10,404)	(11,193)

Net (decrease) increase in cash and cash equivalents	(1,711)	323	2,232
Cash and cash equivalents at beginning of year	5,782	5,459	3,227

Cash and Cash Equivalents at End of Year	$4,071	$5,782	$5,459

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$699	$985	$2,506
Cash paid during year for income taxes	10,447	8,319	7,226
Capital lease obligations incurred	0	47	440

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. All significant intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through retail stores operated by us in the Midwest, South and Southeast regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to the years 2003, 2002 and 2001 relate respectively to the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

Cash and Cash Equivalents

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, our plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.

Deferred Lease Incentives

All incentives received from landlords for leasehold improvements and fixturing of new stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

Accrued Rent

We are party to various lease agreements which require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of sale, net of any returns. Gift card revenue is recognized at the time of redemption.

Store Opening Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $28.6 million in 2003, $25.7 million in 2002 and $22.8 million in 2001.

Segments of an Enterprise and Related Information

We have one business segment that offers the same principal product and service throughout the Midwest, South and Southeast regions of the United States. Based on our current organizational structure, the financial information presented is in compliance with the applicable accounting pronouncement.

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
(000's)
Fiscal years	2003	2002	2001

Basic shares	12,677	12,561	12,124
Dilutive effect of stock options	372	415	359

Diluted shares	13,049	12,976	12,483

Options to purchase 296,000, 251,000 and 424,000 shares of common stock in fiscal 2003, 2002 and 2001, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At January 31, 2004, we had three stock-based compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:
(In thousands, except per share data)
Fiscal years	2003	2002	2001

Net Income as reported	$12,233	$15,840	$12,575
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,109)	(832)	(861)

Pro forma net income	$11,124	$15,008	$11,714

Basic net income per share
As reported	$.96	$1.26	$1.04
Pro forma	$.88	$1.19	$.97

Diluted net income per share
As reported	$.94	$1.22	$1.01
Pro forma	$.85	$1.16	$.94

The weighted-average fair value of options granted was $6.91, $9.61 and $6.82 for 2003, 2002 and 2001, respectively. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions:
Fiscal years	2003	2002	2001

Risk free interest rate	2.6%	4.7%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.22%	61.3%	70.8%
Expected term	5 Years	5 Years	5 Years

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized and the recognition of discontinued operations. The adoption of SFAS No. 146 has not had a significant impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 has not had a significant impact on our consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

In November 2002, the EITF reached a consensus on EITF Issue 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor". This EITF addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The application of Issue No. 02-16 has not had a significant impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. We adopted the disclosure requirements of this statement on February 1, 2003, as reflected above in Note 2.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities ("VIE"), which are entities for which control is achieved through means other than through voting rights. We do not have VIEs.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a significant impact on our consolidated financial statements.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 3 - Property and Equipment-Net

The following is a summary of property and equipment:
	January 31,	February 1,
(000's)	2004	2003

Land	$205	$205
Buildings	9,252	9,109
Furniture, fixtures and equipment	73,510	67,901
Leasehold improvements	48,952	43,335
Equipment under capital leases	1,279	2,386

Total	133,198	122,936
Less accumulated depreciation and amortization	63,952	59,459

Property and equipment-net	$69,246	$63,477

Note 4 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:
	January 31,	February 1,
(000's)	2004	2003

Employee compensation and benefits	$3,625	$4,457
Other	4,583	4,819

Total accrued and other liabilities	$8,208	$9,276

Note 5 - Long-Term Debt

Long-term debt consisted of the following:
	January 31,	February 1,
(000's)	2004	2003

Credit agreement	$21,900	$15,225
Capital lease obligations (see Note 6)	278	705

Total	22,178	15,930
Less current portion	222	427

Total long-term debt, net of current portion	$21,956	$15,503

We have an unsecured credit agreement (the "Credit Agreement") with a bank group, which allows for both cash advances and the issuance of letters of credit. The maximum available under the credit facility is $70 million. On April 5, 2004, the Credit Agreement was amended to extend the maturity date to March 31, 2006.

Borrowings under the amended facility are based on eligible inventory and bear interest, at our option, at the agent bank's prime rate (4.0% at January 31, 2004) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria. A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group's commitment or 0.15% per annum of the total commitment. The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. Outstanding letters of credit at the end of 2003 were approximately $7.8 million. As of January 31, 2004, $40.3 million was available to us for additional borrowings under the credit facility.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 6 - Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2014. Two hundred eight leases provide for contingent rental payments of between 2% and 5% of sales in excess of stated amounts. Contingent rental payments for fiscal 2003, 2002 and 2001 were not material. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. In addition, we lease equipment under capitalized leases expiring at various dates through fiscal 2005.

Rental expense for our operating leases consisted of:
(000's)
Fiscal years	2003	2002	2001

Rentals for real property	$32,693	$28,544	$25,670
Equipment rentals	627	517	446

Total	$33,320	$29,061	$26,116

Future minimum lease payments at January 31, 2004 are as follows:
(000's)	Operating	Capital
Fiscal years	Leases	Leases

2004	$33,939	$235
2005	32,968	58
2006	31,747
2007	30,384
2008	29,017
Thereafter to 2014	75,892

Minimum lease payments	$233,947	293

Less imputed interest at rates ranging from 7.9% to 9.3%		15

Present value of net minimum lease payments of which $222 is included in current liabilities		$278

The present value of minimum lease payments for equipment under capital lease is included in long-term debt (see Note 5).

Investment in equipment under capital lease, which is included in property and equipment, was:
	January 31,	February 1,
(000's)	2004	2003

Equipment	$1,279	$2,386
Less accumulated amortization	753	1,347

Equipment under capital lease-net	$526	$1,039

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 7 - Income Taxes

The provision for income taxes consisted of:
(000's)
Fiscal years	2003	2002	2001

Current:
Federal	$5,268	$8,468	$6,845
State	710	740	584

Total current	5,978	9,208	7,429

Deferred:
Federal	1,364	276	109
State	156	20	7

Total deferred	1,520	296	116

Total provision	$7,498	$9,504	$7,545

Included in other current assets are income tax receivables in the amounts of $4,703,000 and $34,000 as of January 31, 2004 and February 1, 2003, respectively. We realized a tax benefit of $315,000 in 2003, $730,000 in 2002 and $464,000 in 2001 as a result of the exercise of stock options.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2003	2002	2001

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal tax benefit	4.0	2.0	1.9
Other	(1.0)	0.5	0.6

Effective income tax rate	38.0%	37.5%	37.5%

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:
(000's)	January 31,	February 1,
	2004	2003

Deferred tax assets:
Accrued rent	$1,095	$921
Accrued compensation	391	334
Accrued employee benefits	572	330
Lease incentives	227	109
Other	77	143

Total deferred tax assets	$2,362	$1,837

Deferred tax liabilities:
Depreciation	$6,021	$3,017
Purchase accounting adjustments	654	654
Inventory valuation	176	822
Inventory purchase discounts	1,101	1,414

Total deferred tax liabilities	$7,952	$5,907

Note 8 - Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours per year. The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 20% of earnings with us matching the first 4% at a rate of 50% up until December 31, 2003. The match was reduced effective January 1, 2004 to the first 2% of contributions at a rate of 50%.

Employee and employer contributions are paid to a trustee and invested in up to 16 investment options at the participants' direction. Our contributions to the participants' accounts become fully vested once they have reached their third anniversary of employment with us. Contributions charged to expense in 2003, 2002 and 2001 were $366,000, $368,000 and $304,000, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 12,800, 12,000 and 14,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $166,000, $168,000 and $128,000 each for the years 2003, 2002 and 2001, respectively.

Deferred Compensation Plan

In 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees' contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts for 2003 and 2002 were $299,000 and $59,000, respectively. Total deferred compensation liability at January 31, 2004 and February 1, 2003 was $1,218,000 and $640,000, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 9 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, our Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan reserved for issuance 1,500,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 1993 Plan. The 1993 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees of the Company. Stock options granted under the 1993 Plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). On January 14, 2003, the 1993 Plan expired and no further stock option grants will be made under the plan. Previously issued stock option grants can be exercised for up to 10 years from date of grant.

Outside Directors Stock Option Plan

Effective March 4, 1999, our Board of Directors approved the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock). The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of our common stock at the market price on the date of grant. The option will vest six months from the grant date and expire ten years from the date of grant. At January 31, 2004, 13,000 shares of unissued common stock were reserved for future grants under the plan.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, our Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the "2000 Plan"). The 2000 Plan reserves for issuance 1,000,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 2000 Plan. The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees. Stock options granted under the 2000 Plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("non-qualified stock options"). At January 31, 2004, 167,090 shares of unissued common stock were reserved for future grants under the plan.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended January 31, 2004:
			Weighted Average
	Shares		Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

Balance at February 3, 2001	1,486,661	656,131	$7.50	$7.66
Granted	15,000		11.08
Cancelled	(55,954)		6.97
Exercised	(392,791)		6.68

Balance at February 2, 2002	1,052,916	681,741	7.89	$8.21
Granted	314,000		17.05
Cancelled	(35,326)		11.09
Exercised	(241,457)		8.48

Balance at February 1, 2003	1,090,133	653,247	10.29	$8.09
Granted	313,000		12.69
Cancelled	(24,956)		12.72
Exercised	(132,185)		7.04

Balance at January 31, 2004	1,245,992	739,620	$11.20	$9.08

The following table summarizes information regarding outstanding and exercisable options at January 31, 2004:
	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$4.38-6.00	303,762	5.0	$4.89	299,428	$4.89
$8.25-10.99	94,806	6.0	$8.67	93,139	$8.65
$11.00-11.50	247,507	4.9	$11.09	243,007	$11.09
$11.63-19.56	599,917	8.6	$14.84	104,046	$16.87

Note 10 - Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. For cash, accounts receivable and accounts payable, the carrying amounts approximate the fair value because of the short maturity of those instruments. For long-term debt, the fair value is estimated based on discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities. As of January 31, 2004 and February 1, 2003, the carrying value of the long-term debt approximated its fair value.

Note 11 - Contingencies

Litigation

We are involved in various routine legal proceedings incidental to the conduct of our business, none of which is expected to have a material adverse effect on our financial position.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 12 - Other Related Party Transactions

Our Chairman and principal shareholder and his son are principal shareholders of LC Footwear, LLC and PL Footwear, Inc. We purchase name brand merchandise from LC Footwear, LLC, while PL Footwear, Inc. serves as an import agent for us. PL Footwear, Inc. represents us on a commission basis in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured.

We purchased approximately $372,000 and $146,000 of merchandise from LC Footwear, LLC in 2002 and 2001, respectively. There were no purchases made in 2003. Commissions paid to PL Footwear, Inc. were $1.2 million, $1.2 million, and $1.0 million in 2003, 2002 and 2001, respectively.

Note 13 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2003 and 2002 include results for 13 weeks. The following table summarizes results for 2003 and 2002:

(In thousands, except per share data)
	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Net sales	$136,850	$134,463	$152,365	$134,245
Gross profit	40,881	36,951	45,359	35,432
Operating income	8,294	2,642	8,958	551
Net income	5,080	1,541	5,499	113
Net income per share - Basic	$.40	$.12	$.43	$.01
Net income per share - Diluted	$.39	$.12	$.42	$.01

(In thousands, except per share data)
	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Net sales	$129,384	$124,626	$137,703	$127,986
Gross profit	39,082	35,761	40,465	34,479
Operating income	9,321	5,888	8,089	2,831
Net income	5,661	3,555	4,955	1,669
Net income per share - Basic	$.45	$.28	$.39	$.13
Net income per share - Diluted	$.44	$.27	$.38	$.13

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
		Charged
	Balance at	(Credited) to	Balance at
	Beginning	Costs and	End of
Descriptions	of Period	Expenses	Period

Year ended February 2, 2002
Reserve for sales returns and allowances	$114,492	$0	$114,492
Inventory reserve	$2,150,000	$(100,000)	$2,050,000

Year ended February 1, 2003
Reserve for sales returns and allowances	$114,492	$0	$114,492
Inventory reserve	$2,050,000	$500,000	$2,550,000

Year ended January 31, 2004
Reserve for sales returns and allowances	$114,492	$0	$114,492
Inventory reserve	$2,550,000	$300,000	$2,850,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants on accounting or financial disclosures.
ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our Directors, Code of Ethics and nominees for Director, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on our website at www.shoecarnival.com. We intend to disclose any amendments to the Code by posting such amendments on our website. In addition, any waivers of the Code for our Directors or executive officers will be disclosed in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
The following financial statements of the Company are set forth in Part II, Item 8.
Report of Management
Independent Auditors' Report
Consolidated Balance Sheets at January 31, 2004 and February 1, 2003
Consolidated Statements of Income for the years ended January 31, 2004, February 1, 2003, and February 2, 2002.
Consolidated Statements of Shareholders' Equity for the years ended January 31, 2004, February 1, 2003, and February 2, 2002.
Consolidated Statements of Cash Flows for the years ended January 31, 2004, February 1, 2003, and February 2, 2002.
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
On November 6, 2003, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our sales results for the month and quarter ended November 1, 2003.
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

Shoe Carnival, Inc.
Date: April 14, 2004	By:	/s/ Mark L. Lemond

Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ J. Wayne Weaver	Chairman of the Board and Director	April 14, 2004

J. Wayne Weaver
s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 14, 2004

Mark L. Lemond	(Principal Executive Officer)
/s/ William E. Bindley	Director	April 14, 2004

William E. Bindley
s/ Gerald W. Schoor	Director	April 14, 2004

Gerald W. Schoor
/s/ James A. Aschleman	Director	April 14, 2004

James A. Aschleman
/s/ Kent A. Kleeberger	Director	April 14, 2004

Kent A. Kleeberger
/s/ W. Kerry Jackson	Senior Vice President - Chief Financial Officer	April 14, 2004

W. Kerry Jackson	and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.		Description

3-A	(1)	Restated Articles of Incorporation of Registrant
3-B	(1)	By-laws of Registrant, as amended to date
4	(2)	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank
	(3)

(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

	(4)

(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

	(1)

(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

	(5)

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

10-D*	(6)	1989 Stock Option Plan of Registrant and amendments to such Plan
10-E*	(7)	1993 Stock Option and Incentive Plan of Registrant, as amended
10-F*	(6)	Executive Incentive Compensation Plan of Registrant
10-G*	(8)	Outside Directors Stock Option Plan
10-I	(6)	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver
10-K	(6)

Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including: (I) Exercise Notice; (ii) Subscription Agreement; (iii) Promissory Note; (iv) Pledge Agreement; (v) Stock Power

10-L*	(7)	Employee Stock Purchase Plan of Registrant, as amended
10-O*	(9)	2000 Stock Option and Incentive Plan of Registrant
10-P*	(10)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker

INDEX TO EXHIBITS - Continued
Exhibit No.		Description

10-Q*	(10)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford
10-R*	(11)	Employment and Noncompetition agreement dated July 1, 2002, between Registrant and Mark L. Lemond
21		A list of subsidiaries of Shoe Carnival, Inc.
23		Written consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.
(1)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 2, 2002 is incorporated herein by reference.
(2)	The copy of this exhibit filed as exhibit 4(I) to our Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 1, 2003 is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to our Registration Statement on Form S-1 (Registration No. 33-57902) is incorporated herein by reference.
(7)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.
(8)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

INDEX TO EXHIBITS - Continued
(9)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-60114) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 is incorporated herein by reference.
(11)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 is incorporated herein by reference.