Form 10-Q
period 2004-05-01
SHOE CARNIVAL INC
filed 2004-06-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2004
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

Common Stock, $.01 par value, 12,809,456 shares outstanding as of May 28, 2004

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q
			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	14

	Signature		15

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	May 1,	January 31,	May 3,
(In thousands)	2004	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,872	$4,071	$4,140
Accounts receivable	1,647	587	2,236
Merchandise inventories	167,099	165,110	150,063
Deferred income tax benefit	1,998	1,954	1,197
Other	4,353	6,753	1,405

Total Current Assets	179,969	178,475	159,041
Property and equipment-net	70,166	69,246	66,956

Total Assets	$250,135	$247,721	$225,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$44,703	$53,181	$43,736
Accrued and other liabilities	8,611	8,208	12,771
Current portion of long-term debt	182	222	360

Total Current Liabilities	53,496	61,611	56,867
Long-term debt	26,077	21,956	18,559
Deferred lease incentives	8,232	8,033	6,270
Accrued rent	2,844	2,808	2,536
Deferred income taxes	8,136	7,544	4,740
Other	1,289	1,218	798

Total Liabilities	100,074	103,170	89,770

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,363 shares
issued at May 1, 2004, January 31, 2004
and May 3, 2003	134	134	134
Additional paid-in capital	66,896	66,252	65,962
Retained earnings	86,891	82,324	75,171
Treasury stock, at cost 558, 601 and 728 shares at
May 1, 2004, January 31, 2004 and May 3, 2003	(3,860)	(4,159)	(5,040)

Total Shareholders' Equity	150,061	144,551	136,227

Total Liabilities and Shareholders' Equity	$250,135	$247,721	$225,997

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003

Net sales	$145,462	$136,850
Cost of sales (including buying,
distribution and occupancy costs)	103,017	95,969

Gross profit	42,445	40,881
Selling, general and administrative
expenses	34,765	32,587

Operating income	7,680	8,294
Interest expense	193	166

Income before income taxes	7,487	8,128
Income tax expense	2,920	3,048

Net income	$4,567	$5,080

Net income per share:
Basic	$.36	$.40

Diluted	$.35	$.39

Average shares outstanding:
Basic	12,788	12,625

Diluted	13,098	12,962

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at January 31, 2004	13,363	(601)	$134	$66,252	$82,324	$(4,159)	$144,551
Exercise of stock options		40		(23)		277	254
Stock option income tax benefit				646			646
Employee stock purchase
plan purchases		3		21		22	43
Net income					4,567		4,567

Balance at May 1, 2004	13,363	(558)	$134	$66,896	$86,891	$(3,860)	$150,061

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2004	May 3, 2003

Cash flows from operating activities:
Net income	$4,567	$5,080
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,632	3,335
Stock option income tax benefit	646	131
Loss (gain) on retirement of assets	45	(60)
Deferred income taxes	548	(527)
Other	(86)	151
Changes in operating assets and liabilities:
Accounts receivable	(1,059)	(1,003)
Merchandise inventories	(1,989)	(3,972)
Accounts payable and accrued liabilities	(8,074)	(2,627)
Other	2,397	506

Net cash provided by operating activities	627	1,014

Cash flows from investing activities:
Purchases of property and equipment	(4,596)	(6,862)
Lease incentives	392	1,093

Net cash used in investing activities	(4,204)	(5,769)

Cash flows from financing activities:
Net borrowings under line of credit	4,150	3,125
Payments on long-term debt	(69)	(137)
Proceeds from issuance of stock	297	125

Net cash provided by financing activities	4,378	3,113

Net increase (decrease) in cash and cash equivalents	801	(1,642)
Cash and cash equivalents at beginning of period	4,071	5,782

Cash and Cash Equivalents at End of Period	$4,872	$4,140

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$188	$133
Cash (received) paid during period for income taxes	$(36)	$13

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended January 31, 2004.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2004	May 3, 2003

Basic shares	12,788	12,625
Dilutive effect of stock options	310	337

Diluted shares	13,098	12,962

Options to purchase 306,000 and 301,000 shares of common stock for the first quarter of fiscal 2004 and 2003, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At May 1, 2004, we had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003

Net income as reported	$4,567	$5,080
Deduct: Stock-based
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(238)	(256)

Pro forma net income	$4,329	$4,824

Basic net income per share
As reported	$.36	$.40
Pro forma	$.34	$.38

Diluted net income per share
As reported	$.35	$.39
Pro forma	$.33	$.37

The weighted-average fair value of options granted was $8.49 at May 1, 2004 and $6.91 at May 3, 2003. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:
May 1, 2004	May 3, 2003

Risk free interest rate	2.7%	2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	59.8%	62.2%
Expected term	5 Years	5 Years

Note 4 - Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Overview

Shoe Carnival, Inc. is one of the nation's largest and fastest-growing family footwear retailers. As of May 1, 2004, we operated 248 stores in 24 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Number of Stores				Store Square Footage		Comparable
	Beginning			End of	Net	End	Store Sales
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Decrease
May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%

May 3, 2003	207	13	0	220	146,000	2,547,000	(5.5)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:
Thirteen	Thirteen
Weeks Ended	Weeks Ended
May 1, 2004	May 3, 2003

Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.8	70.1

Gross profit	29.2	29.9
Selling, general and
administrative expenses	23.9	23.8

Operating income	5.3	6.1
Interest expense	.2	.1

Income before income taxes	5.1	6.0
Income tax expense	2.0	2.3

Net income	3.1%	3.7%

Net Sales

Net sales increased $8.6 million to $145.5 million in the first quarter of 2004, a 6.3% increase over net sales of $136.9 million in the first quarter of 2003. The increase was attributable to the sales generated by the 48 new stores opened in 2003 and 2004 (net of seven stores closed in fiscal 2003) offset in part by the comparable store sales decrease of 2.2%. We believe net sales for the quarter were negatively impacted, at least in part, by a shift in advertising strategies that failed to increase customer traffic in our comparable stores and our earlier decision to reduce the number of entire stock "buy one, get one at half price" promotions. Consequently, both comparable stores and new stores did not perform as expected.

Gross Profit

Gross profit increased $1.5 million to $42.4 million in the first quarter of 2004, a 3.8% increase over gross profit of $40.9 million in the comparable prior year period. Our gross profit margin for the first quarter of 2004 decreased to 29.2% from 29.9% in the prior year. This decrease in profit margin resulted from the deleveraging effect of lower same store sales and the lower sales productivity of new stores on buying, distribution and occupancy costs. Our merchandise gross profit margin for the first quarter of 2004 remained constant with that of the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $34.8 million in the first quarter of 2004 from $32.6 million in the comparable prior year period. As a percentage of sales, these expenses increased to 23.9% from 23.8% in the prior year. Our aggressive approach to controlling expenses during the quarter was a key factor in mitigating the deleveraging effect of the lower sales productivity. Total pre-opening costs in the first quarter of 2004 were $729,000 or 0.5% of sales, as compared to $772,000 or 0.6% of sales in the first quarter of 2003. We opened 11 new stores in the first quarter of 2004 versus opening 13 stores in the first quarter of 2003.

Interest Expense

The increase in net interest expense to $193,000 in the first quarter of 2004 from $166,000 in the first quarter of 2003 resulted primarily from higher average borrowings.

Income Taxes

The effective income tax rate for the first quarter of 2004 increased to 39.0% from 37.5% in the first quarter of 2003 due to higher state income taxes.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Net cash provided by operating activities was $627,000 for the first quarter of 2004 as compared with $1.0 million for the first quarter of 2003. Excluding changes in operating assets and liabilities, cash provided by operating activities was $9.4 million in the first quarter of 2004 versus $8.1 million in the comparable prior year period.

Working capital increased to $126.5 million at May 1, 2004 from $102.2 million at May 3, 2003. The current ratio at May 1, 2004 was 3.4 as compared to 2.8 at May 3, 2003. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) at May 1, 2004 was 14.8% as compared to 12.0% at May 3, 2003.

The increase in working capital was primarily due to the increase in merchandise inventories and the shift from an income tax payable to a receivable position between the respective quarter ends. Merchandise inventories increased $17.0 million to $167.1 million at May 1, 2004 compared with $150.1 million at May 3, 2003. While the number of stores in operation at the end of the first quarter of fiscal 2004 increased 12.7% compared with the same period last year, merchandise inventories only increased 11.4%. This resulted in a decrease in merchandise inventories on a per-store basis of 1.2%. This per-store decline in inventory is in addition to a 1.2% decrease in merchandise inventories on a per-store basis at the end of the first quarter of fiscal 2003.

Our current store prototype uses between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store in 2004 are expected to average approximately $330,000. The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $87,000 per store for fiscal year 2004 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at May 1, 2004 were $26.1 million and $6.5 million, respectively. As of May 1, 2004, $37.4 million was available to us for additional borrowings under the credit facility.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund planned expansion and other operating cash requirements for at least the next 12 months.

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

Factors That May Effect Future Results

This report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People's Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $66,000 for the first three months of 2004 and $50,000 for the first three months of 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 1, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

4 (vii)  Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as
           Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended.

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
On February 5, 2004, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our sales results for the month, quarter and year ended January 31, 2004.

On March 11, 2004, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our operating and financial results for the quarter and fiscal year ended January 31, 2004.

On May 6, 2004, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our sales results for the month and quarter ended May 1, 2004.
On May 13, 2004, we furnished a Form 8-K reporting under Item 12 the issuance of a press release announcing our operating and financial results for the quarter ended May 1, 2004.

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2004	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Vice President and Chief Financial Officer