Form 10-Q
period 2004-07-31
SHOE CARNIVAL INC
filed 2004-09-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2004
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

Common Stock, $.01 par value, 12,829,605 shares outstanding as of September 1, 2004

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q
			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II	Other Information

	Item 4.	Submission of Matters to Vote of Security Holders	14

	Item 6.	Exhibits	14

	Signature		15

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	July 31, 2004	January 31, 2004	August 2, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$12,091	$4,071	$10,190
Accounts receivable	1,191	587	1,772
Merchandise inventories	190,713	165,110	171,979
Deferred income tax benefit	1,433	1,954	909
Other	4,619	6,753	3,388

Total Current Assets	210,047	178,475	188,238
Property and equipment-net	69,018	69,246	67,701

Total Assets	$279,065	$247,721	$255,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$62,740	$53,181	$63,906
Accrued and other liabilities	11,345	8,208	10,806
Current portion of long-term debt	140	222	298

Total Current Liabilities	74,225	61,611	75,010
Long-term debt	32,484	21,956	27,949
Deferred lease incentives	8,009	8,033	6,992
Accrued rent	2,884	2,808	2,623
Deferred income taxes	7,867	7,544	4,440
Other	1,364	1,218	927

Total Liabilities	126,833	103,170	117,941

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,363 shares
issued at July 31, 2004, January 31, 2004
and August 2, 2003	134	134	134
Additional paid-in capital	66,957	66,252	66,001
Retained earnings	88,835	82,324	76,712
Treasury stock, at cost 534, 601 and 701 shares at
July 31, 2004, January 31, 2004 and August 2, 2003	(3,694)	(4,159)	(4,849)

Total Shareholders' Equity	152,232	144,551	137,998

Total Liabilities and Shareholders' Equity	$279,065	$247,721	$255,939

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended August 2, 2003	Twenty-six Weeks Ended July 31, 2004	Twenty-six Weeks Ended August 2, 2003

Net sales	$138,130	$134,463	$283,592	$271,313
Cost of sales (including buying,
distribution and occupancy costs)	99,869	97,512	202,886	193,481

Gross profit	38,261	36,951	80,706	77,832
Selling, general and administrative
expenses	34,897	34,309	69,662	66,896

Operating income	3,364	2,642	11,044	10,936
Interest expense	178	176	371	342

Income before income taxes	3,186	2,466	10,673	10,594
Income tax expense	1,242	925	4,162	3,973

Net income	$1,944	$1,541	$6,511	$6,621

Net income per share:
Basic	$.15	$.12	$.51	$.52

Diluted	$.15	$.12	$.50	$.51

Average shares outstanding:
Basic	12,818	12,652	12,803	12,638

Diluted	13,052	13,018	13,076	12,989

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at January 31, 2004	13,363	(601)	$134	$66,252	$82,324	$(4,159)	$144,551
Exercise of stock options		60		(41)		417	376
Stock option income tax benefit				704			704
Employee stock purchase
plan purchases		7		42		48	90
Net income					6,511		6,511

Balance at July 31, 2004	13,363	(534)	$134	$66,957	$88,835	$(3,694)	$152,232

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)	Twenty-six Weeks Ended July 31, 2004	Twenty-six Weeks Ended August 2, 2003

Cash flows from operating activities:
Net income	$6,511	$6,621
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,256	6,808
Stock option income tax benefit	704	106
Loss on retirement of assets	61	147
Deferred income taxes	844	(539)
Other	(193)	246
Changes in operating assets and liabilities:
Accounts receivable	(604)	(854)
Merchandise inventories	(25,603)	(25,888)
Accounts payable and accrued liabilities	12,697	15,577
Other	2,131	(1,478)

Net cash provided by operating activities	3,804	746

Cash flows from investing activities:
Purchases of property and equipment	(7,088)	(11,337)
Lease incentives	392	1,936
Other	0	367

Net cash used in investing activities	(6,696)	(9,034)

Cash flows from financing activities:
Net borrowings under line of credit	10,575	12,575
Payments on capital lease obligations	(129)	(259)
Proceeds from issuance of stock	466	380

Net cash provided by financing activities	10,912	12,696

Net increase in cash and cash equivalents	8,020	4,408
Cash and cash equivalents at beginning of period	4,071	5,782

Cash and Cash Equivalents at End of Period	$12,091	$10,190

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$365	$291
Cash paid during period for income taxes, net of refunds	$281	$4,961

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
(In thousands)	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended August 2, 2003	Twenty-six Weeks Ended July 31, 2004	Twenty-six Weeks Ended August 2, 2003

Basic shares	12,818	12,652	12,803	12,638
Dilutive effect of stock options	234	366	273	351

Diluted shares	13,052	13,018	13,076	12,989

For the quarters ended July 31, 2004 and August 2, 2003, 320,500 and 299,400 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the six months ended July 31, 2004 and August 2, 2003, 310,700 and 300,400 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At July 31, 2004, we had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:
(In thousands, except per share data)	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended August 2, 2003	Twenty-six Weeks Ended July 31, 2004	Twenty-six Weeks Ended August 2, 2003

Net income as reported	$1,944	$1,541	$6,511	$6,621
Deduct: Stock-based
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(266)	(302)	(504)	(558)

Pro forma net income	$1,678	$1,239	$6,007	$6,063

Basic net income per share
As reported	$.15	$.12	$.51	$.52
Pro forma	$.13	$.10	$.47	$.48

Diluted net income per share
As reported	$.15	$.12	$.50	$.51
Pro forma	$.13	$.10	$.46	$.47

The weighted-average fair value of options granted was $8.43 for the six months ended July 31, 2004 and $6.91 for the six months ended August 2, 2003. The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:
	July 31, 2004	August 2, 2003

Risk free interest rate	2.8%	2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	59.8%	62.2%
Expected term	5 Years	5 Years

Note 4 - Subsequent Event

On September 2, 2004, we filed a Form 8-K to provide timely disclosure on items relative to Section 1 - Registrant's Business and Operations and Section 2 - Financial Information. These disclosures were made under the new rules related to the "real time issuer disclosure" directive of Section 409 of the Sarbanes-Oxley Act of 2002 that went into effect on August 23, 2004.

Under Item 1.01, "Entry into a Material Definitive Agreement", we disclosed a stock option grant made in connection with the promotion of an executive officer. This disclosure incorporated by reference the full text of the stock option plan and provided as exhibits the Form of Notice of Grant of Stock Option and Option Agreement for incentive and non-qualified stock option grants. Under Items 2.05 and 2.06, "Costs Associated with Exit or Disposal Activities" and "Material Impairments", we disclosed the recent closing of a store and the plan to close another store. The expected closing expenses and cash outlay for both stores are $460,000 and $339,000, respectively. Both closings are expected to be recorded in the third quarter.

Note 5 - Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview

Shoe Carnival, Inc. is one of the nation's largest and fastest-growing family footwear retailers. As of July 31, 2004, we operated 250 stores in 24 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Number of Stores				Store Square Footage		Comparable
	Beginning			End of	Net	End	Store Sales
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)
May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%
July 31, 2004	248	2	0	250	22,000	2,888,000	(3.7)%
Year-to-date	237	13	0	250	136,000	2,888,000	(2.8)%

May 3, 2003	207	13	0	220	146,000	2,547,000	(5.5)%
August 2, 2003	220	11	2	229	104,000	2,651,000	(3.0)%
Year-to-date	207	24	2	229	250,000	2,651,000	(4.3)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:
	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended August 2, 2003	Twenty-six Weeks Ended July 31, 2004	Twenty-six Weeks Ended August 2, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	72.3	72.5	71.5	71.3

Gross profit	27.7	27.5	28.5	28.7
Selling, general and
administrative expenses	25.3	25.5	24.6	24.7

Operating income	2.4	2.0	3.9	4.0
Interest expense	.1	.1	.1	.1

Income before income taxes	2.3	1.9	3.8	3.9
Income taxes	.9	.8	1.5	1.5

Net income	1.4%	1.1%	2.3%	2.4%

Net Sales

Net sales increased $3.6 million to $138.1 million in the second quarter of 2004, a 2.7% increase over net sales of $134.5 million in the comparable prior year period. The increase was attributable to the sales generated by the 42 new stores opened since May 3, 2003 (net of seven store closings), partially offset by a comparable store sales decrease of 3.7%.

Net sales increased $12.3 million to $283.6 million in the first half of 2004, a 4.5% increase over net sales of $271.3 million in the comparable prior year period. The increase was attributable to the sales generated by the 50 new stores opened in fiscal 2003 and the first half of 2004 (net of seven store closings), partially offset by a 2.8% decrease in comparable store sales.

We believe net sales for the second quarter were negatively impacted by slower consumer spending in June and July in addition to sales tax free holidays in several states being shifted from the end of July last year to the beginning of August this year. The aforementioned, combined with the effect of our first quarter shift in advertising strategies and the decision to reduce the number of entire stock "buy one, get one at half price" promotions, resulted in the year to date sales for both comparable stores and new stores to be below our expectations.

Gross Profit

Gross profit increased $1.3 million to $38.3 million in the second quarter of 2004, a 3.5% increase over gross profit of $37.0 million in the comparable prior year period. Our gross profit margin increased to 27.7% from 27.5%. As a percentage of sales, the merchandise gross profit margin increased 0.9%, but due to lower sales productivity during the quarter we deleveraged our buying, distribution and occupancy costs by 0.7%.

Gross profit increased $2.9 million to $80.7 million in the first half of 2004, a 3.7% increase over gross profit of $77.8 million in the comparable prior year period. Our gross profit margin decreased to 28.5% from 28.7% for the first six months of 2003. As a percentage of sales, the merchandise gross profit margin increased 0.5%, but buying, distribution and occupancy costs increased 0.7% as a result of lower sales productivity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $588,000 to $34.9 million in the second quarter of 2004 from $34.3 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 25.3% from 25.5% last year. During the second quarter of 2004, we opened two stores as compared to 11 stores opened in the second quarter of 2003. Total pre-opening costs in the second quarter of 2004 were $147,000 or 0.1% of sales, as compared to $828,000 or 0.6% of sales, for the second quarter of 2003. As a percentage of sales, store selling expenses increased 0.1% despite a 0.5% reduction in pre-opening costs. However, we were able to leverage general and administrative expenses as a percentage of sales by 0.3% by holding actual expenses to a level below that of the prior year comparative period.

Selling, general and administrative expenses increased $2.8 million to $69.7 million in the first half of 2004 from $66.9 million in the comparable prior year period. As a percentage of sales, these expenses decreased to 24.6% from 24.7% last year. Total pre-opening costs in the first half of 2004 were $876,000 or 0.3% of sales, as compared to $1.6 million or 0.6% of sales, in the first half of 2003. Thirteen stores were opened in the first half of 2004 and 24 stores were opened in the first half of 2003.

Interest Expense

Net interest expense increased to $178,000 in the second quarter of 2004 from $176,000 in the second quarter of the prior year. For the first six months of 2004, net interest expense increased to $371,000 from $342,000 for the first six months of 2003. The increase experienced in both periods was primarily as a result of higher average borrowings.

Income Taxes

The effective income tax rate for the second quarter and the first six months of 2004 increased to 39.0% from 37.5% for the same time periods in 2003 due to higher state income taxes.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Net cash provided by operating activities was $3.8 million for the first six months of 2004 as compared with $746,000 for the first six months of 2003.

Working capital increased to $135.8 million at July 31, 2004 from $113.2 million at August 2, 2003. The current ratio at July 31, 2004 was 2.8 as compared to 2.5 at August 2, 2003. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) at July 31, 2004 was 17.6% as compared to 16.8% at August 2, 2003.

The increase in working capital was primarily due to the increase in merchandise inventories. Merchandise inventories increased $18.7 million to $190.7 million at July 31, 2004 compared with $172.0 million at August 2, 2003. While this represents a 10.9% increase to merchandise inventories it resulted in only a 1.6% increase on a per store basis.

Capital expenditures, net of lease incentives of $392,000, were $6.7 million in the first half of 2004. Of these expenditures, $3.4 million was incurred for new stores, $1.8 million for store remodeling and relocation and all other expenditures totaled $1.5 million.

During the first half of 2004, we opened 13 new stores with two of these opening in the second quarter, bringing the total stores in operation to 250 at July 31, 2004. We anticipate opening nine stores in the second half of the current fiscal year. Of the 24 stores opened during the first half of 2003, 11 stores were opened in the second quarter.

Our current store prototype uses between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store in 2004 are expected to average approximately $310,000. The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $80,000 per store for fiscal year 2004 with individual stores experiencing variances in expenditure levels based on the specific market.

The actual amount of cash requirements for capital expenditures depends in part on the number of new stores we open, the amount of lease incentives, if any, received from landlords and the number of stores relocated and remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at July 31, 2004 were $32.5 million and $9.8 million, respectively. As of July 31, 2004, $27.7 million was available to us for additional borrowings under the credit facility.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $128,000 for the first six months of 2004 and $109,000 for the first six months of 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 31, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to Vote of Security Holders

The annual meeting of our common shareholders was held June 11, 2004.

Election of Directors

Messrs. Mark L. Lemond and James A. Aschleman were elected at the annual meeting to serve as our Directors for a three-year term. Mr. Lemond received 10,434,364 votes in favor, no votes were cast against and 989,493 abstentions were recorded with respect to such appointment. Mr. Aschleman received 10,112,300 votes in favor, no votes were cast against and 1,311,557 abstentions were recorded with respect to such appointment.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:
J. Wayne Weaver Gerald W. Schoor William E. Bindley Kent A. Kleeberger	2005 2005 2006 2006

Other Matters Voted Upon at the Meeting

Our 2000 Stock Option and Incentive Plan was amended to increase the number of shares of Common Stock subject to issuance under the plan from 1,000,000 to 1,500,000. Votes of 8,527,677 were cast in favor, 916,889 votes were cast against, 62,218 abstentions were recorded, and 1,917,073 broker non-votes were recorded.

The appointment of Deloitte & Touche LLP as our auditor for 2004 was ratified. Votes of 11,351,970 were cast in favor, 70,282 votes were cast against, 1,605 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

ITEM 6.   EXHIBITS
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

Date: September 8, 2004	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer