Form 10-Q
period 2004-10-30
SHOE CARNIVAL INC
filed 2004-12-03
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2004
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

Common Stock, $.01 par value, 12,837,144 shares outstanding as of November 27, 2004

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

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	October 30, 2004	January 31, 2004	November 1, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$3,789	$4,071	$3,072
Accounts receivable	2,152	587	2,280
Merchandise inventories	172,375	165,110	165,356
Deferred income tax benefit	684	1,954	1,183
Other	2,076	6,753	4,731

Total Current Assets	181,076	178,475	176,622
Property and equipment-net	69,683	69,246	70,129

Total Assets	$250,759	$247,721	$246,751

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$39,095	$53,181	$40,270
Accrued and other liabilities	9,718	8,208	9,334
Current portion of long-term debt	94	222	268

Total Current Liabilities	48,907	61,611	49,872
Long-term debt	24,201	21,956	36,195
Deferred lease incentives	7,929	8,033	8,175
Accrued rent	2,897	2,808	2,707
Deferred income taxes	8,080	7,544	4,737
Other	1,535	1,218	1,106

Total Liabilities	93,549	103,170	102,792

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,363 shares
issued at October 30, 2004, January 31, 2004
and November 1, 2003	134	134	134
Additional paid-in capital	66,968	66,252	66,150
Retained earnings	93,769	82,324	82,211
Treasury stock, at cost 529, 601 and 656 shares at
October 30, 2004, January 31, 2004 and November 1, 2003	(3,661)	(4,159)	(4,536)

Total Shareholders' Equity	157,210	144,551	143,959

Total Liabilities and Shareholders' Equity	$250,759	$247,721	$246,751

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended November 1, 2003	Thirty-nine Weeks Ended October 30, 2004	Thirty-nine Weeks Ended November 1, 2003

Net sales	$162,717	$152,365	$446,309	$423,678
Cost of sales (including buying,
distribution and occupancy costs)	115,341	107,006	318,227	300,487

Gross profit	47,376	45,359	128,082	123,191
Selling, general and administrative
expenses	39,149	36,401	108,811	103,297

Operating income	8,227	8,958	19,271	19,894
Interest expense	138	160	509	502

Income before income taxes	8,089	8,798	18,762	19,392
Income tax expense	3,155	3,299	7,317	7,272

Net income	$4,934	$5,499	$11,445	$12,120

Net income per share:
Basic	$.38	$.43	$.89	$.96

Diluted	$.38	$.42	$.88	$.93

Average shares outstanding:
Basic	12,831	12,684	12,812	12,654

Diluted	13,008	13,062	13,053	13,014

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at January 31, 2004	13,363	(601)	$134	$66,252	$82,324	$(4,159)	$144,551
Exercise of stock options		62		(44)		428	384
Stock option income tax benefit				708			708
Employee stock purchase
plan purchases		10		52		70	122
Net income					11,445		11,445

Balance at October 30, 2004	13,363	(529)	$134	$66,968	$93,769	$(3,661)	$157,210

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)	Thirty-nine Weeks Ended October 30, 2004	Thirty-nine Weeks Ended November 1, 2003

Cash flows from operating activities:
Net income	$11,445	$12,120
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,828	10,287
Stock option income tax benefit	708	202
Loss on retirement and impairment of assets	341	435
Deferred income taxes	1,806	(516)
Other	(226)	378
Changes in operating assets and liabilities:
Accounts receivable	(1,606)	(1,362)
Merchandise inventories	(7,266)	(19,265)
Accounts payable and accrued liabilities	(12,575)	(9,531)
Other	4,672	(2,822)

Net cash provided by (used in) operating activities	8,127	(10,074)

Cash flows from investing activities:
Purchases of property and equipment	(11,620)	(17,532)
Lease incentives	529	3,251
Other	59	367

Net cash used in investing activities	(11,032)	(13,914)

Cash flows from financing activities:
Net borrowings under line of credit	2,300	20,875
Payments on capital lease obligations	(183)	(343)
Proceeds from issuance of stock	506	746

Net cash provided by financing activities	2,623	21,278

Net decrease in cash and cash equivalents	(282)	(2,710)
Cash and cash equivalents at beginning of period	4,071	5,782

Cash and Cash Equivalents at End of Period	$3,789	$3,072

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$533	$476
Cash paid during period for income taxes, net of refunds	$111	$9,694

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":
(In thousands)	Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended November 1, 2003	Thirty-nine Weeks Ended October 30, 2004	Thirty-nine Weeks Ended November 1, 2003

Basic shares	12,831	12,684	12,812	12,654
Dilutive effect of stock options	177	378	241	360

Diluted shares	13,008	13,062	13,053	13,014

For the quarters ended October 30, 2004 and November 1, 2003, 642,300 and 294,600 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, 315,600 and 299,500 options, respectively, were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. At October 30, 2004, we had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS

No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:
(In thousands, except per share data)	Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended November 1, 2003	Thirty-nine Weeks Ended October 30, 2004	Thirty-nine Weeks Ended November 1, 2003

Net income as reported	$4,934	$5,499	$11,445	$12,120
Deduct: Stock-based
compensation expense determined
under fair value based method for
All awards, net of related tax effects	(272)	(299)	(776)	(852)

Pro forma net income	$4,662	$5,200	$10,669	$11,268

Basic net income per share
As reported	$.38	$.43	$.89	$.96
Pro forma	$.36	$.41	$.83	$.89

Diluted net income per share
As reported	$.38	$.42	$.88	$.93
Pro forma	$.36	$.40	$.82	$.87

The weighted-average fair value of options granted was $7.14 for the nine months ended October 30, 2004 and $6.91 for the nine months ended November 1, 2003. The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:
October 30, 2004	November 1, 2003

Risk free interest rate	3.2%	2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	58.3%	62.2%
Expected term	5 Years	5 Years

Note 4 - Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview

Shoe Carnival, Inc. is one of the nation's largest family footwear retailers. As of October 30, 2004, we operated 255 stores in 24 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations
Comparable
	Number of Stores				Store Square Footage		Store Sales
	Beginning			End of	Net	End	Increase
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)

May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%
July 31, 2004	248	2	0	250	22,000	2,888,000	(3.7)%
October 30, 2004	250	6	1	255	50,000	2,938,000	0.4%
Year-to-date	237	19	1	255	186,000	2,938,000	(1.5)%

May 3, 2003	207	13	0	220	146,000	2,547,000	(5.5)%
August 2, 2003	220	11	2	229	104,000	2,651,000	(3.0)%
November 1, 2003	229	11	2	238	98,000	2,749,000	0.3%
Year-to-date	207	35	4	238	348,000	2,749,000	(2.6)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:
Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended November 1, 2003	Thirty-nine Weeks Ended October 30, 2004	Thirty-nine Weeks Ended November 1, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.9	70.2	71.3	70.9

Gross profit	29.1	29.8	28.7	29.1
Selling, general and
administrative expenses	24.1	23.9	24.4	24.4

Operating income	5.0	5.9	4.3	4.7
Interest expense	.1	.1	.1	.1

Income before income taxes	4.9	5.8	4.2	4.6
Income taxes	1.9	2.2	1.6	1.7

Net income	3.0%	3.6%	2.6%	2.9%

Net Sales

Net sales increased $10.3 million to $162.7 million in the third quarter of 2004, a 6.8% increase over net sales of $152.4 million in the comparable prior year period. The increase was primarily attributable to the 39 stores opened since the end of the second quarter of fiscal 2003 (net of six store closings) and to a lesser extent the 0.4% increase in comparable store sales.

Net sales increased $22.6 million to $446.3 million in the first nine months of 2004, a 5.3% increase over net sales of $423.7 million in the comparable prior year period. The increase was attributable to the sales generated by the 56 new stores opened in fiscal 2003 and the first nine months of 2004 (net of eight store closings) partially offset by a 1.5% decrease in comparable store sales.

Sales were driven by our athletic business with boot and other fall product sales lagging warmer-weather merchandise until the end of the quarter. Even though changes to our marketing plan late in the first half of this year started to take hold in the third quarter, sales for both comparable stores and new stores trended below our expectations.

Gross Profit

Gross profit increased $2.0 million to $47.4 million in the third quarter of 2004, a 4.4% increase over gross profit of $45.4 million in the comparable prior year period. Our gross profit margin was 29.1% compared with 29.8% last year. As a percentage of sales, the merchandise gross profit margin decreased 0.3% and buying, distribution and occupancy costs increased 0.4% as compared to the same period last year. The merchandise gross profit margin decline was primarily due to lower margins realized on athletic footwear as a result of the promotional environment during the back-to-school selling season in the mid-tier retail sector. The increase in buying, distribution and occupancy costs as a percentage of sales was due to a lack of sales leverage on occupancy costs.

Gross profit increased $4.9 million to $128.1 million in the first nine months of 2004, a 4.0% increase over gross profit of $123.2 million in the comparable prior year period. Our gross profit margin decreased to 28.7% from 29.1% last year. As a percentage of sales, the merchandise gross profit margin increased 0.2% from last year while buying, distribution and occupancy costs increased 0.6%. The increase in buying, distribution and occupancy costs as a percentage of sales was primarily due to a lack of sales leverage on occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million to $39.1 million in the third quarter of 2004 from $36.4 million in the comparable prior year period. As a percentage of sales, these expenses increased to 24.1% from 23.9% last year primarily due to higher advertising expenses. Store closing and impairment expenses in the third quarter were $425,000 as compared with $330,000 incurred in the third quarter last year. During the third quarter of 2004, we opened six stores as compared with 11 stores in the third quarter of 2003. Total new store pre-opening costs in the third quarter of 2004 were $456,000 or 0.3% of sales, as compared to $646,000, or 0.4% of sales, for the third quarter of 2003.

Selling, general and administrative expenses increased $5.5 million to $108.8 million in the first nine months of 2004 from $103.3 million in the comparable prior year period. As a percentage of sales, these expenses remained even with last year at 24.4%. Total new store pre-opening costs for the first nine months of 2004 were $1.3 million, or 0.3% of sales, as compared to $2.2 million, or 0.5% of sales, for the first nine months of 2003. Nineteen new stores were opened in the first nine months of 2004 as compared to 35 new stores opened in the first nine months of 2003.

Interest Expense

Lower average borrowings resulted in a net interest expense decrease from $160,000 in the third quarter of 2003 to $138,000 for the third quarter of 2004. For the first nine months of 2004, net interest expense increased to $509,000 from $502,000 for the first nine months of 2003.

Income Taxes

The effective income tax rate for the third quarter and the first nine months of 2004 increased to 39.0% from 37.5% for the same time periods in 2003 due to higher state income taxes. We expect for the full year of fiscal 2004 our effective income tax rate to approximate 39%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For the first nine months of 2004, net cash provided by operating activities was $8.1 million compared to net cash used in operating activities of $10.1 million for the first nine months of last year. The change was primarily due to a slowed inventory growth rate which resulted in a decline of cash used in operating activities of $12.0 million coupled with a change in income tax receivable of $6. 8 million. The change in inventory resulted not only from fewer stores opening in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003, but also from a 2.7% decrease in inventory on a per store basis.

Working capital increased to $132.2 million at October 30, 2004 from $126.8 million at November 1, 2003, primarily from an increase in merchandise inventories. The current ratio was 3.7 to 1 at October 30, 2004 as compared with 3.5 to 1 at November 1, 2003. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) decreased to 13.3% at October 30, 2004, compared to 20.1% at November 1, 2003.

Capital expenditures, net of lease incentives of $529,000, were $11.1 million in the first nine months of 2004. Of these expenditures, approximately $6.7 million were incurred for new stores, $1.8 million for store remodeling and relocations, with all other expenditures totaling $2.6 million.

During the first nine months of 2004, we have opened 19 new stores, with six of these opening in the third quarter. One store was closed during the third quarter, bringing the total stores in operation to 255. With the anticipation of opening three stores in the fourth quarter of this year and closing an additional three, we expect to finish our 2004 fiscal year with 255 stores. Of the 35 stores opened during the first nine months of 2003, eleven stores were opened in the third quarter.

We currently anticipate opening approximately 15 new stores in 2005 and closing four existing stores. These new stores will be located within our current geographic footprint, targeting existing markets with additional stores or entering new single store markets where we can gain immediate market penetration.

Our current store prototype uses between 8,000 and 15,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Net capital expenditures for a new store in 2004 are expected to average approximately $350,000. However by excluding two atypical stores, which averaged $640,000, the net capital expenditure for a new store in 2004 would have averaged $320,000 approximating the 2003 fiscal year average. The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $75,000 per store for fiscal year 2004 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. Borrowings and letters of credit outstanding under the credit facility at October 30, 2004 were $24.2 million and $7.0 million, respectively. As of October 30, 2004, $38.8 million was available to us for additional borrowings under the credit facility.

We anticipate existing cash and cash flow from operations, supplemented by borrowings under the credit facility and additional term financing relating to our proposed new distribution center, will be sufficient to fund planned expansion and other operating cash requirements for at least the next 12 months.

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

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $169,000 for the first nine months of 2004 and $167,000 for the first nine months of 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 30, 2004, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 2, 2004	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer