Form 10-K
period 2005-01-29
SHOE CARNIVAL INC
filed 2005-04-14
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 29, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

(812) 867-6471

(Registrant’s telephone number, including area code)

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

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $102,810,957 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 8, 2005 were 12,976,589.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 14, 2005 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 29, 2005

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  See “BUSINESS - Risk Factors”

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands.  We differentiate ourselves from our competitors by our distinctive, highly promotional in-store marketing effort and large stores that average 11,600 square feet, generate an average of approximately $2.4 million in annual sales and house an average inventory of approximately 29,600 pairs of shoes per location.  As of January 29, 2005, we operated 255 stores in 24 states in the Midwest, South and Southeast regions of the United States.

We make available free of charge through the Investor Relations portion of our Internet website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our annual report on Form 10-K as filed with the Securities and Exchange Commission is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at the corporate address.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

Business Strategy

Our goal is to continue to grow our net sales and earnings by strengthening our position as the logical destination store for our customers’ footwear needs.  Key elements of our business strategy are as follows:

We offer a distinctive shopping experience.  Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience.  We promote a high-energy retail environment by decorating with bright lights and bold colors, and by featuring a stage and barker as the focal point in each store.  With a microphone, this barker, or “mic-person”, advertises current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise.  Our mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of our value pricing.  We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell through of in-season goods.

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  The average store carries approximately 29,600 pairs of shoes in four general categories - men’s, women’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear.  We place significant emphasis on visual merchandising and the promotion of nationally recognized name brands.  We communicate the importance of these brands through creative signage and other visual aids on the fixtures throughout the stores.

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

Growth Strategy

Key elements of our growth strategy are as follows:

We will to continue to grow our store base.  Aside from comparable store sales increases, the majority of our sales and earnings growth is expected to be generated by the opening of new stores.  In 2005, we expect to open between 8 and 10 stores, net of store closings. These new stores will be located in large and small markets within our existing geographic areas.  Our intention is to fill in certain under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market.  We also intend to enter smaller markets that we can fully penetrate with one or two stores.  We generally can advertise more effectively in these markets, which helps to create immediate brand awareness.  We have, and will continue to adjust our annual store growth rate based on our view of internal and external opportunities and challenges.  In 2006, we expect to continue to have moderate store growth by opening between 10 and 20 stores, net of closings.  Beyond 2006, if the retail environment has improved and sufficient real estate sites are available, we expect to accelerate net new store openings to between 25 and 35 stores per year.

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

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and leveraging general and administrative expenses against a higher sales base.  A primary opportunity to increase our gross margin is to increase women’s non-athletic sales as a percentage of our total business.  Women’s product has historically achieved the highest gross margin.  To achieve this goal, we have improved the fashion content of our women’s merchandise assortment, particularly in the dress and seasonal categories.  Secondly, to highlight our women’s merchandise, we introduced a new store design in 2003 that prominently displays women’s footwear immediately upon entering the store.  At the end of 2004, approximately 80 of our existing stores had the new design.  Over the next four years, we intend to remodel virtually all remaining stores with the latest store design.

Merchandising

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family.  Our stores carry an average of approximately 29,600 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts.  Our stores also carry complementary accessories such as handbags, wallets, shoe care items and socks.  The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of value pricing.  We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles.  These displays may highlight a product offering of a single vendor or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors.  These visual merchandise techniques make it easier for customers to shop and focus attention on key name brands.  Expenses for signage and visual displays highlighting a particular brand typically will be partially or fully reimbursed by the vendor.

The table below sets forth our percentage of sales by product category for fiscal years 2004, 2003 and 2002.

Fiscal Year	2004	2003	2002

Women’s	23%	24%	25%
Men’s	15	15	16
Children’s (1)	17	16	16
Athletics (2)	41	41	39
Accessories and Miscellaneous Items	4	4	4

	100%	100%	100%

(1) Children’s includes children’s athletic shoes.
(2) Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  Athletic shoes are classified by functionality, such as running, basketball or fitness shoes.  In 2004, athletic styles, including children’s sizes, represented slightly more than half of our footwear sales.

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

In-store signage is used extensively to highlight sales promotions and to advertise promotional pricing to meet or beat competitors’ sale prices.

Advertising and Promotion

In-store promotions are a key element in our marketing effort.  By utilizing both planned and impromptu contests and games, store managers create an environment that encourages customer interaction with store personnel.  For example, with a spin of the Spin-N-Win™ Wheel, a customer is enticed to purchase a second pair of shoes by winning an on-the-spot discount.  Promotions of this type exemplify our emphasis on fun and excitement in order to enhance our customers’ total shopping experience.

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories.  Approximately 55% of our total advertising budget was directed to television and radio in 2004.  Print media (including newspaper ads, inserts and direct mail) and outdoor advertising account for the balance of the budget.  A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible.  Major promotions during grand openings and peak selling periods allow customers to win prizes such as electronics, gift cards, merchandise or cash.

We strive to make each store opening a major retail event.  Grand openings feature contests, cash and prize giveaways, and live musical performances.  We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Store Location and Design

The number of stores opened and closed for fiscal years 2004, 2003 and 2002 were as follows:

Fiscal Year	2004	2003	2002

Stores open at beginning of year	237	207	182
Opened during year	22	37	25
Closed during year	4	7	0

Stores open at end of year	255	237	207

At January 29, 2005, we had 255 stores located in 24 states, primarily in the Midwest, South and Southeast regions of the United States.  Although three stores are located in enclosed malls, we prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods.  We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

All of our stores are leased rather than owned.  We believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores.  Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market.  Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential strip shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.  The time required to open a store after signing a lease depends primarily upon the landlord’s ability to deliver the premises.  After we accept the premises from the landlord, we can generally open a store within 45 days.

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

As of January 29, 2005, our stores averaged approximately 11,600 square feet, ranging in size from 6,500 to 26,500 square feet.  Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service.  The sales area of most stores is approximately 85% of the gross store size.

Our stores are designed and fixtured to reflect the high energy level of our retail concept.  Stores are typically equipped with a sound system, microphone and entertainment devices such as the Spin-N-Win™ Wheel.  With an open stock format, merchandise is displayed by category, with athletic footwear located in the center of the store to provide a transition between women’s and men’s footwear.

Updated Store Design.  The store design and logo utilized by 70% of our stores was introduced in 1996.  This design conveys a carnival-like atmosphere through the use of distinctive signs, flashing colored lights, large mirrors and bold colors.  While we believe the existing design will continue to be successful into the future, a new store design was developed and rolled out in all stores opened and remodeled in 2003 and after.  The new design incorporates the excitement and energy that makes Shoe Carnival distinctive, but features a contemporary look and feel by utilizing a more muted color scheme, larger-than-life sized graphics, better visual displays and an improved wayfinding system.  In addition, the Shoe Carnival logo was redesigned to reflect the store’s new color scheme and contemporary look.

The new design highlights our women’s non-athletic merchandise by relocating from an interior position to the front window line.  We also showcase our latest women’s styles on displays which can be seen by customers as they enter the store.  At the end of 2004, approximately 80 of our stores had the new design.  Over the next four years, we intend to remodel virtually all remaining stores to the latest store design.  Prominently displaying the women’s merchandise is one way in which we expect to achieve our goal of raising the percent of sales of women’s merchandise from 23% in 2004 to between 28% and 30% over the next five years.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional senior vice presidents, regional managers and the individual store general managers.  There are two divisions designated as the North and South Divisions.  Each divisional senior vice president is responsible for approximately twelve regions, but is ultimately expected to manage up to fifteen regions.  Each regional manager is responsible for the operation of between six and seventeen stores and is required to visit each store periodically, concentrating more heavily on under-performing stores.  Regional managers meet with their respective divisional senior vice president and other members of senior management on a periodic basis to discuss strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a general manager and up to three assistant managers, depending on sales volume.  General managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis.  We provide an incentive compensation plan for regional and general managers based primarily upon the attainment of sales, expense control and profitability goals.

Administrative functions are centrally controlled from corporate headquarters.  These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.  Regional and general managers are expected and encouraged to provide feedback to all corporate departments to improve efficiencies.  Regional and general managers are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.

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

In 2004, we completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow.  Based on our current store growth plans, the results of the study identified the need to have additional distribution capacity available by the end of 2006.  We intend to replace our existing 200,000 square foot distribution center with a new 400,000 square foot facility.  The construction is anticipated to begin in the spring of 2006.  Preliminary cost estimates for land, building and equipment are expected to range from $23 million to $25 million.

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

We purchase merchandise from over 160 footwear vendors.  In 2004, three suppliers, Nike USA, Inc., Reebok International Ltd., and Skechers USA, Inc. each accounted for more than 10% of net sales and together accounted for approximately 36% of net sales.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

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

Many of our competitors are significantly larger and have substantially greater financial and other resources.  However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, have in the past enabled us to compete effectively.

Employees

At January 29, 2005, we had approximately 3,770 employees, of which approximately 2,130 were employed on a part-time or seasonal basis.  The number of employees fluctuates during the year primarily due to seasonality.  None of our employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and servicemarks:  Shoe Carnival®, The Carnival®, Nuff Said®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Fresh Stuff®, Innocence®, Trade Dress®, Carnival Lites® and Color Block Design®. We believe these marks are valuable and, accordingly, intend to maintain the marks and the related registrations.  We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Risk Factors

You should carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock.  Investing in our common stock involves a high degree of risk.  If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  See “BUSINESS - Forward-Looking Statements.”

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.  We intend to open new stores as a part of our growth strategy.  We may not be able to open all of the new stores contemplated by our growth strategy and the new stores that we open may not be as profitable as existing stores.

The complexity of our operations and management responsibilities will increase as we grow.  Our growth strategy requires that we continue to expand and improve our operating and financial systems and to expand, train and manage our employee base.  In addition, as we open new stores, we may be unable to hire a sufficient number of qualified store personnel or successfully integrate the new stores into our business.

The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•	our ability to locate suitable store sites and negotiate store leases on favorable terms;

•	the acceptance of the Shoe Carnival concept in new markets;

•	the availability of financing for capital expenditures and working capital requirements;

•	our ability to provide adequate distribution to support growth;

•	particularly in new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective name recognition;

•	our ability to improve costs and timing associated with opening new stores; and

•	the impact of new stores on sales or profitability of existing stores in the same market.

Due to the risks involved, we may be unable to open new stores at the rates expected.  If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to achieve comparable store sales gains in the future, which could cause a decline in the trading price of our common stock.  A variety of factors affect our comparable store sales results, including:

•	economic conditions;

•	the retail sales environment;

•	the results of our merchandising strategies;

•	the impact of relatively new stores and new markets; and

•	the success of our marketing and promotional programs.

Declines or fluctuations in our comparable store sales could cause the trading price of our common stock to decline.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In 2004, three branded suppliers, Nike USA, Inc., Reebok International Ltd. and Skechers USA, Inc., each accounted for more than 10% of our net sales and together accounted for approximately 36% of net sales.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  Although our relations with key suppliers are currently satisfactory and we have adequate sources of name brand and other merchandise at competitive prices, we cannot assure you that we will be able to acquire such merchandise at comparable prices or on comparable terms in the future.  As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of our imported goods may decrease our sales and profits.  We rely on imported goods to sell in our stores.  Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors.  The primary footwear manufacturers are located in China, Brazil and East Asia.  A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands.  Products from alternative sources may be of lesser quality and more expensive than those we currently import.  Other risks associated with our use of imported goods include:  disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes and political unrest; problems with oceanic shipping, including shipping container shortages; economic crises and international disputes; increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries; import duties, import quotas and other trade sanctions; and increases in shipping rates imposed by the trans-Pacific shipping cartel.

Our failure to identify fashion trends could result in lower sales, higher markdowns and lower gross profits.  Our success depends upon our ability to anticipate and react to the fashion tastes of our customers and provide merchandise that satisfies customer demand.  Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits.  Conversely, if we fail to anticipate or react to consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability.  Moreover, our business relies on continuous changes in fashion preferences.  Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories.

Our failure to retain our existing senior management team and to continue to attract qualified personnel could adversely affect our business.  Our success depends to a large extent on the continued service of our executive management team.  Departures by executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.  Furthermore, our strategy requires us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel.  Competition for these types of personnel is intense, and we cannot assure you that we will be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We face significant competition in our markets and we may be unable to compete favorably.  The retail footwear industry is highly competitive.  We compete primarily with department stores, shoe stores, sporting goods stores and mass merchandisers.  Many of our competitors have greater financial resources than we do.  Economic pressures on or bankruptcies of vendors could result in increased pricing pressures.  This competition could adversely affect our results of operations and financial condition in the future.  Our stores compete, among other things, on the basis of convenience of location and store layout, product mix and selection, customer convenience and price.

We will require significant funds to implement our growth strategy and meet our other liquidity needs.  We cannot assure you that we will be able to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs.  In 2005, capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to range from $12 million to $14 million.  Our actual costs may be greater than anticipated.  We also require working capital to support inventory for our existing stores.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  Also, our results would be adversely affected if interest rates materially increase from present levels.

Declines in general economic conditions and fluctuations in consumer confidence and spending could lead to reduced consumer demand for our products.  General economic conditions and consumer confidence and spending can decline as a result of numerous factors outside of our control such as rising oil prices, terrorist attacks, acts of war and natural disasters.  While the precise effects of these events on our industry and business are difficult to determine, they could lead to reduced consumer demand for our products and it is possible that they may have an adverse effect on our operating and financial performance.

We would be adversely affected if our distribution or IT operations were disrupted.  We operate a single, 200,000 square foot distribution center in Evansville, Indiana.  Virtually all merchandise received by our stores, with the exception of a small amount of goods shipped directly to the stores, is shipped through our distribution center.  Our corporate computer network is essential to our distribution process.  If our distribution center is shut down for any reason, such as a national disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores.  We maintain insurance to protect us from the costs relating to matters such as a shutdown, but we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be timely paid to us, in the event of a shutdown.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price.  We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control.  We  have, and expect that we will continue to, expend significant management time and resources documenting and testing our internal control over financial reporting.  While management’s evaluation as of January 29, 2005 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods.  If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports.  Any such events could have a material adverse effect on our stock price.

We are controlled by our principal shareholder.  J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and his adult children together own approximately 47% of our outstanding common stock.  Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations.  In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Our stock price may be volatile and could decline substantially.  The stock market has, from time to time, experienced extreme price and volume fluctuations.  Many factors may cause the market price for our common stock to decline, including:

•	operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors; and

•	the other risk factors cited in this annual report.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation.  If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

Our quarterly operating results will fluctuate due to seasonality and other factors.  Our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future.  Our quarterly results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	weather conditions;

•	timing of opening of new stores;

•	changes in general economic conditions and consumer spending patterns; and

•	actions of competitors or co-tenants.

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability.  Our operating results depend significantly upon the sales generated during these periods.  If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us.  Our Restated Articles of Incorporation and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations.  The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of the common stock.  In certain circumstances, the fact that corporate devices are in place which inhibit or discourage takeover attempts could reduce the market value of the common stock.

ITEM 2.	PROPERTIES

We lease all existing stores and intend to lease all future stores.  All leases for existing stores provide for fixed minimum rentals and most provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of stores in each state as of January 29, 2005:

State	#

Alabama	8
Arkansas	7
Colorado	6
Florida	19
Georgia	12
Iowa	4
Illinois	23
Indiana	20
Kansas	3
Kentucky	12
Louisiana	9
Maryland	1
Michigan	8
Missouri	18
Mississippi	6
North Carolina	14
Ohio	15
Oklahoma	6
South Carolina	11
Tennessee	13
Texas	25
Virginia	8
Wisconsin	4
West Virginia	3

Total Stores	255

We own our headquarters and distribution center, which are located at 8233 Baumgart Road, Evansville, Indiana.  For additional information with respect to our properties, see ITEM 1 “BUSINESS -- Store Location and Design” and “Distribution”.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2004 fiscal year.

Executive Officers

Name	Age	Position

J. Wayne Weaver	70	Chairman of the Board and Director
Mark L. Lemond	50	President, Chief Executive Officer and Director
Timothy T. Baker	48	Executive Vice President - Store Operations
W. Kerry Jackson	43	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	51	Executive Vice President - General Merchandise Manager
David A. Kapp	41	Vice President – Planning / Analysis and Secretary

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988.  From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group Inc., a designer, developer and marketer of women’s footwear.  He has over 40 years of experience in the footwear industry.  Mr. Weaver is a former director of Nine West Group, Inc.  Mr. Weaver serves as chairman and chief executive officer of Jacksonville Jaguars, LTD and chairman and chief executive officer of LC Footwear, LLC.

Mr. Lemond has been employed as President and Chief Executive Officer since September 1996.  From March 1988 to September 1996, Mr. Lemond served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.  On February 3, 1994, Mr. Lemond was promoted to the position of Chief Operating Officer.  Mr. Lemond has served as a director since March 1988.  Prior to March 1988, he served in similar officer capacities with Russell’s  Shoe Biz, Inc.  Prior to joining Russell’s Shoe Biz, Inc. in 1987, Mr. Lemond was a partner with a public accounting firm.  He is a Certified Public Accountant.

Mr. Baker has been employed as Executive Vice President - Store Operations since June 2001.  From March 1994 to June 2001, Mr. Baker served as Senior Vice President - Store Operations.  From May 1992 to March 1994, Mr. Baker served as Vice President - Store Operations.  Prior to that time, he served as one of our regional managers.  From 1983 to June 1989, Mr. Baker held various retail management positions with Payless ShoeSource.

Mr. Jackson has been employed as Executive Vice President - Chief Financial Officer and Treasurer since August 2004. From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer. From September 1996 to June 2001, Mr. Jackson served as Vice President - Chief Financial Officer and Treasurer.  From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer.  Prior to January 1993, Mr. Jackson held various accounting positions with us.  Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm.  He is a Certified Public Accountant.

Mr. Sifford has been employed as Executive Vice President - General Merchandise Manager since June 2001.  From April 13, 1997 to June 2001, Mr. Sifford served as Senior Vice President - General Merchandise Manager.  Prior to joining us, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

Mr. Kapp has been employed with us since March 1988, most recently as our Vice President – Planning / Analysis and Secretary.  Prior to assuming his current position, Mr. Kapp held various accounting and retail positions with us.

Our executive officers serve at the discretion of the Board of Directors.  There is no family relationship between any of the directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this Annual Report in lieu of being included in our Proxy Statement for our 2005 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol “SCVL” since March 16, 1993.

The quarterly high and low trading prices for 2004 and 2003 were as follows:

	High	Low

Fiscal Year 2004
First Quarter	$17.49	$12.63
Second Quarter	15.45	12.48
Third Quarter	13.45	11.35
Fourth Quarter	13.85	11.58
Fiscal Year 2003
First Quarter	$16.39	$11.24
Second Quarter	17.35	13.07
Third Quarter	17.70	12.59
Fourth Quarter	20.00	15.00

As of April 8, 2005, there were approximately 185 holders of record of our Common Stock and approximately 2,251 beneficial owners of our Common Stock.

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

No unregistered equity securities were sold by us during fiscal 2004.

We did not purchase any of our equity securities during fiscal 2004.

The information required by this Item concerning securities authorized for issuance under our equity plans has been set forth in or incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except share and operating data)

The following selected financial data is derived from our consolidated financial statements and has been restated to reflect adjustments discussed in Note 3 - Restatement of Financial Statements contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this report.

Fiscal years (1)	2004	2003	2002	2001	2000

Income Statement Data (2):
Net sales	$590,186	$557,923	$519,699	$476,556	$418,164
Cost of sales (including buying, distribution and occupancy costs)	422,961	399,713	370,190	341,617	298,787

Gross profit	167,225	158,210	149,509	134,939	119,377
Selling, general and administrative expenses	146,360	138,178	123,658	112,736	100,692

Operating income	20,865	20,032	25,851	22,203	18,685
Interest expense	658	714	785	2,275	3,168

Income before income taxes	20,207	19,318	25,066	19,928	15,517
Income tax expense	7,678	7,341	9,400	7,473	6,129

Net income	$12,529	$11,977	$15,666	$12,455	$9,388

Net income per share:
Basic	$.98	$.94	$1.25	$1.03	$.76
Diluted	$.96	$.92	$1.21	$1.00	$.75
Average shares outstanding:
Basic	12,820	12,677	12,561	12,124	12,354
Diluted	13,051	13,049	12,976	12,483	12,455
Selected Operating Data (3):
Stores open at end of year	255	237	207	182	165
Square footage of store space at year-end (000’s)	2,935	2,752	2,401	2,104	1,911
Average sales per store (000’s)	$2,404	$2,548	$2,675	$2,743	$2,744
Average sales per square foot	$207	$219	$232	$237	$237
Comparable store sales	(0.8)%	(3.0)%	(0.4)%	3.0%	2.5%
Balance Sheet Data (2):
Working capital	$115,495	$114,670	$93,951	$91,239	$87,500
Total assets	256,905	245,769	218,413	201,509	186,629
Long-term debt and other indebtedness	7,300	21,956	15,503	27,672	41,137
Total shareholders’ equity	156,919	142,998	129,595	110,979	95,310

1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2004, 2003, 2002, 2001, and 2000 relate respectively to the fiscal years ended January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002, and February 3, 2001.  Fiscal year 2000 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

2)

Data for fiscal years 2003 and 2002 has been restated to reflect adjustments that are further detailed in Note 3 - Restatement of Financial Statements in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this report.  The cumulative effect of the restatement relating to historical years prior to the start of fiscal year 2000, was an increase in the total deferred rent liability of $1.1 million, a decrease in deferred income taxes of $445,000 and a decrease in retained earnings of $668,000.  In fiscal years 2000, 2001 and 2002 the restatement resulted in an increase in the total deferred rent liability of $555,000, $195,000 and $278,000 and a decrease in deferred income taxes of $220,000, $75,000 and $104,000, respectively.  As a result, retained earnings for fiscal years 2000, 2001 and 2002 were decreased by $335,000, $120,000 and $174,000, respectively.

3)	Selected Operating Data has been adjusted to a comparable 52- week basis for 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of the Form 10-K.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of January 29, 2005, we operated 255 stores in 24 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31.  Unless otherwise stated, references to the years 2004, 2003 and 2002 relate respectively to the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003.  Fiscal years 2004, 2003 and 2002 consisted of 52 weeks.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) released a letter expressing the SEC’s views on certain lease accounting matters as they relate to the application of generally accepted accounting principles (“GAAP”).  Based on these views we, along with numerous other retailers, reviewed our lease accounting practices and determined that our accounting for the lease commencement date was not consistent with GAAP.

Historically, and consistent with practice prevalent throughout the retailing industry, we recognized straight line rent expense for leases beginning on the earlier of rent commencement date or the store opening date.  This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent.  We have now changed this practice to include the build-out period in our calculation of rent expense.  While this change results in an acceleration of the commencement of rent expense for each lease, the total rent due under the lease remains unchanged and is amortized over a greater number of months.  This change has no effect on historical or future cash flows or the timing or amounts of payments under related leases.

We believe it is appropriate to align our historical financial statements with the SEC’s comments on lease accounting under GAAP, and we have done so, as reflected in our decision to restate results for prior periods.  This restatement reduced net income by $256,000 and $174,000 for fiscal years 2003 and 2002, respectively, and resulted in a $1.1 million reduction in retained earnings at the beginning of fiscal year 2002.

Note 3 to the Consolidated Financial Statements contains a  summary of the effects of the restatement on our Consolidated Balance Sheet, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the periods presented.

The accompanying Management Discussion and Analysis includes the impact of these restatements.

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

Deferred Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse.  Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations.  A valuation allowance has been provided for certain state operating losses recorded as a deferred tax asset.  We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will not be sufficient to recover the full amount of deferred tax assets.  Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.  We have also been involved in tax audits.  At any given time, multiple tax years are subject to audit by various taxing authorities.

2005 Outlook

In 2004, we initiated certain changes to our business that we believe positively impacted our sales and earnings in the last half of 2004.  We expect the changes will also benefit our 2005 financial performance.  Certain of these changes are as follows:

Store Openings - Currently, we expect to open between 12 and 14 new stores and close four stores in 2005.  These new stores will be located in large and small markets within our existing geographic areas.  Our intention is to fill in certain under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market.  We also intend to enter smaller markets that we can fully penetrate with one or two stores.  We generally can advertise more effectively in these markets, which helps to create immediate brand awareness.

New Store Design - In late 2002, we developed a new design for Shoe Carnival stores.  This design, in addition to updating the color scheme, changed the placement of product on the sales floor, allowing us to place more emphasis on our women’s non-athletic product.  Prominently displaying the women’s merchandise is one way in which we expect to achieve our goal of raising the percent of sales of women’s merchandise from 23% of total sales in 2004 to between 28% an 30% over the next five years.

Currently, we have about 80 stores with the new design.  Over the next four years, we intend to remodel virtually all remaining stores to the latest store design.  For 2005, we intend to fully remodel 10 stores and partially remodel another 30 stores.  Additionally, we are going to roll out a new graphics package to all stores this year that will tie-in to our new advertising campaign.  For remodels and the enhanced graphics package, we intend to spend approximately $5 million in 2005.

Merchandise - Early in the spring of 2004, we recognized that our non-athletic product mix was not as fashion-forward as it needed to be.  This was particularly true in our women’s category.  As a result, beginning in the fall of 2004 and continuing into the spring of 2005, we significantly increased the assortment of fashion footwear in both our men’s and women’s non-athletic categories.

Marketing - In late 2004, we initiated a number of changes in our marketing program, including the hiring of a new advertising agency.  A new television and radio advertising campaign was introduced during the 2005 Easter selling season with a fresh creative message that highlights the fashion and value of our improved women’s product assortment.

We also changed our Grand Opening promotion for the 2005 new store openings, which highlights the women’s side of our business and targets a woman consumer better than we did in prior years.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, Distribution and occupancy costs)	71.7	71.6	71.2

Gross profit	28.3	28.4	28.8
Selling, general and administrative expenses	24.8	24.8	23.8

Operating income	3.5	3.6	5.0
Interest expense	0.1	0.1	0.2

Income before income taxes	3.4	3.5	4.8
Income tax expense	1.3	1.3	1.8

Net income	2.1%	2.2%	3.0%

2004 Compared to 2003

Net Sales

Net sales increased $32.3 million to $590.2 million in 2004, a 5.8% increase over net sales of $557.9 million in 2003.  The increase was attributable to the sales generated by the 22 stores opened in 2004 and the effect of a full year’s worth of sales for the 37 stores opened in 2003, partially offset by the closing of four stores and a comparable store sales decrease of 0.8%.

While sales of athletic footwear and accessories in our comparable stores increased slightly for the year, our men’s, women’s and children’s non-athletic footwear categories each experienced declines in comparable store sales.  In the first two quarters of 2004 we saw declines in our comparable store sales, but ended the year with back-to-back quarterly comparable store sales gains. We believe the improved sales performance in the second half of the year was at least partly due to enhancing the fashion content of our merchandise offering and to improving the way we advertise to our customers.

Gross Profit

Gross profit increased $9.0 million to $167.2 million in 2004, a 5.7% increase from gross profit of $158.2 million in 2003.  Our gross profit margin as a percentage of sales was 28.3% for fiscal 2004 as compared to 28.4% for fiscal 2003.  As a percentage of sales, the merchandise margin increased 0.4% and buying, distribution and occupancy costs increased 0.5%.  The increase in the merchandise margin as a percentage of sales was primarily driven by a decline in the amount of markdowns necessary to liquidate seasonal product.  The increase in buying, distribution and occupancy costs as a percentage of sales was due to a lack of sales leverage on occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million to $146.4 million in 2004 from $138.2 million in 2003.  As a percentage of sales, these expenses remained unchanged from the prior year at 24.8%.  During fiscal 2004, we incurred $564,000 in asset retirement costs on store closings, relocations and remodels as compared to $789,000 in fiscal 2003.  The aggregate of pre-opening expenses for the 22 new stores in 2004 was approximately $1.7 million, or 0.3% of sales, and was $2.5 million, or 0.4% of sales, for the 37 new stores in 2003.

Interest Expense

Interest expense decreased to $658,000 (net of interest income of $73,000) in 2004 from $714,000 (net of interest income of $15,000) in 2003.  The decrease was attributable to lower average borrowings in addition to an increase in interest income.  The weighted average interest rate on total debt was 3.6% in 2004 and 3.0% in 2003.

Income Taxes

The effective income tax rate was 38.0% in both 2004 and 2003.  The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.  In 2005, increases in state income taxes are expected to increase the effective income tax rate to between 38.5% and 39.0%.

2003 Compared to 2002

Net Sales

Net sales increased $38.2 million to $557.9 million in 2003, a 7.4% increase over net sales of $519.7 million in 2002.  The increase was attributable to the sales generated by the 37 stores opened in 2003 and the effect of a full year’s worth of sales for the 25 stores opened in 2002, partially offset by the closing of seven stores and a comparable store sales decrease of 3.0%.  While sales of athletic footwear in our comparable stores increased slightly, our men’s, women’s and children’s non-athletic footwear categories, along with our accessories, each experienced declines in comparable store sales.

Gross Profit

Gross profit increased $8.7 million to $158.2 million in 2003, a 5.8% increase from gross profit of $149.5 million in 2002.  Our gross profit margin decreased to 28.4% from 28.8% in 2002.  As a percentage of sales, the merchandise margin increased 0.2% and buying, distribution and occupancy costs increased 0.6%.  The increase in the merchandise margin was primarily driven by increases in our adult athletic category and our children’s category.  The increase in buying, distribution and occupancy costs was primarily a result of the general deleveraging effect of the negative comparable store sales.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(000’s)
Fiscal years	2004	2003	2002

Net income plus depreciation and amortization	$26,957	$25,810	$28,150
Deferred income taxes	304	1,328	192
Lease incentives	719	3,252	1,420
Working capital increases	(54)	(21,242)	(1,514)
Other operating activities	1,206	1,964	1,623

Net cash provided by operating activities	29,132	11,112	29,871
Net cash used in investing activities	(14,154)	(20,182)	(19,144)
Net cash (used in) provided by financing activities	(14,160)	7,359	(10,404)

Net increase (decrease) in cash and cash equivalents	818	(1,711)	323
Cash and cash equivalents at beginning of year	4,071	5,782	5,459

Cash and cash equivalents at end of year	$4,889	$4,071	$5,782

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  For fiscal 2004, net cash provided by operating activities was $29.1 million compared to net cash provided by operating activities of $11.1 million for fiscal 2003.  The change was primarily due to the slower growth in inventories due to fewer store openings during the year, the timing of payment of accounts payable resulting from the earlier receipt of spring merchandise coupled with a shift from an income tax receivable to payable position.  To a lesser extent, this increase in cash provided by operating activities was offset by a decline the amount of cash lease incentives obtained from landlords.  Inventory on a per store basis was up 1.7% over the prior year.

Working capital increased slightly to $115.5 million at January 29, 2005 from $114.7 million at January 31, 2004.  The current ratio at January 29, 2005 was 2.6 as compared to 2.9 at January 31, 2004.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) was 4.4% at January 29, 2005, as compared with 13.3% at January 31, 2004.

Capital expenditures were $14.2 million in 2004, $20.5 million in 2003 and $19.1 million in 2002.  These amounts include $47,000 of capital lease obligations incurred in 2002.  No capital lease obligations were incurred in 2004 or 2003.  Of the fiscal 2004 capital expenditures incurred, $7.6 million was for fiscal 2004 new stores, $1.0 million was for stores to open in fiscal 2005, and $2.1 million was for remodeling and relocation of existing stores.  The remaining capital expenditures in 2004 were primarily for various store improvements, loss prevention equipment, and technology.  Lease incentives received from landlords were $719,000, $3.3 million and $1.4 million for fiscal years 2004, 2003 and 2002, respectively.

Capital expenditures, including assets acquired through leasing arrangements, are expected to be $12 million to $14 million in fiscal 2005.  The actual amount of cash required for capital expenditures depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

In fiscal 2005, we intend to open approximately 12 to 14 stores at an expected aggregate cost of between $4 million and $5 million.  The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in 2005 are expected to average approximately $346,000 and lease incentives received from landlords are expected to average $36,000.  The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $43,000 per store in 2005 as compared to $77,000 in 2004.  This decrease is primarily due to a more cost effective advertising program.  On a per-store basis, for the 22 stores opened during 2004, the initial inventory investment averaged $562,000, capital expenditures averaged $377,000 and lease incentives received from landlords averaged $32,000.

In 2004, we completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow.  Based on our current growth plans, the results of the study identified the need to have additional distribution capacity available by the end of 2006.  Our current plan is to replace our existing 200,000 square foot distribution center with a new 400,000 square foot facility.  Construction is anticipated to begin in the spring of 2006.  Preliminary cost estimates for land, building and equipment are expected to range between $23 million and $25 million.  We are contemplating that this project will be financed through a long-term debt facility; however, alternative-financing options will be explored during the coming year.  No expenditures for this project are anticipated to be incurred in 2005.

Our unsecured credit facility provides for up to $70.0 million in cash advances on a revolving basis and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory. Borrowings outstanding under the credit facility were $7.3 million at January 29, 2005 as compared to $21.9 million at January 31, 2004.  Letters of credit outstanding at January 29, 2005 were $11.0 million.  As of January 29, 2005, $51.7 million was available to us for additional borrowings under the credit facility.  On April 5, 2005, the credit agreement was amended to extend the maturity date to April 30, 2007.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion and other operating cash requirements for at least the next 12 months.

Significant contractual obligations as of January 29, 2005 and the periods in which payments are due include:

	Payments Due By Period

(000’s)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations

Line of credit	$7,300		$7,300
Letters of credit	11,000	$11,000
Capital lease obligations	58	58
Operating leases	228,471	36,535	69,839	$59,455	$62,642
Purchase commitments	156,569	156,569
Deferred compensation	1,651		18		1,633

Total Contractual Obligations	$405,049	$204,162	$77,157	$59,455	$64,275

See Notes 6 and 7 as contained in PART II, ITEM 8 for a discussion of long term debt and leases, respectively.

We did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did we have any off-balance sheet arrangements outstanding at January 29, 2005 or January 31, 2004, except for operating leases entered into in the normal course of business.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 2 - Summary of Significant Accounting Policies contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $207,000 in 2004 and $239,000 in 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 29, 2005, our internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc.
Evansville, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shoe Carnival, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 of the Company and our report dated April 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended January 29, 2005, January 31, 2004, and February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for the years ended January 29, 2005, January 31, 2004, and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the accompanying consolidated financial statements for the years ended January 31, 2004 and February 1, 2003 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
April 8, 2005

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 29, 2005	January 31, 2004 (As restated, see Note 3)

Assets
Current Assets:
Cash and cash equivalents	$4,889	$4,071
Accounts receivable	992	587
Merchandise inventories	180,590	165,110
Other	1,982	6,755

Total Current Assets	188,453	176,523
Property and equipment-net	68,452	69,246

Total Assets	$256,905	$245,769

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$62,291	$53,180
Accrued and other liabilities	10,198	8,208
Deferred income taxes	413	243
Current portion of long-term debt	56	222

Total Current Liabilities	72,958	61,853
Long-term debt	7,300	21,956
Deferred lease incentives	6,613	6,926
Accrued rent	6,977	6,465
Deferred income taxes	4,487	4,353
Other	1,651	1,218

Total Liabilities	99,986	102,771

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized 13,363 shares issued	134	134
Additional paid-in capital	67,009	66,252
Retained earnings	93,300	80,771
Treasury stock, at cost, 509 and 601 shares	(3,524)	(4,159)

Total Shareholders’ Equity	156,919	142,998

Total Liabilities and Shareholders’ Equity	$256,905	$245,769

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

Fiscal years ended	January 29, 2005	January 31, 2004 (As restated, see Note 3)	February 1, 2003 (As restated, see Note 3)

Net sales	$590,186	$557,923	$519,699
Cost of sales (including buying, distribution and occupancy costs)	422,961	399,713	370,190

Gross profit	167,225	158,210	149,509
Selling, general and administrative expenses	146,360	138,178	123,658

Operating income	20,865	20,032	25,851
Interest expense	658	714	785

Income before income taxes	20,207	19,318	25,066
Income tax expense	7,678	7,341	9,400

Net income	$12,529	$11,977	$15,666

Net income per share:
Basic	$.98	$.94	$1.25
Diluted	$.96	$.92	$1.21
Average shares outstanding:
Basic	12,820	12,677	12,561
Diluted	13,051	13,049	12,976

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

	Issued	Treasury	Amount

Balance at February 2, 2002 (As restated, see Note 3)	13,363	(1,000)	$134	$64,753	$53,128	$(7,035)	$110,980
Exercise of stock options		242		271		1,780	2,051
Stock option income tax benefit				730			730
Employee stock purchase plan purchases		12		75		93	168
Net income (As restated, see Note 3)					15,666		15,666

Balance at February 1, 2003 (As restated, see Note 3)	13,363	(746)	134	65,829	68,794	(5,162)	129,595
Exercise of stock options		132		30		915	945
Stock option income tax benefit				315			315
Employee stock purchase plan purchases		13		78		88	166
Net income (As restated, see Note 3)					11,977		11,977

Balance at January 31, 2004 (As restated, see Note 3)	13,363	(601)	134	66,252	80,771	(4,159)	142,998
Exercise of stock options		79		(37)		545	508
Stock option income tax benefit				730			730
Employee stock purchase plan purchases		13		64		90	154
Net income					12,529		12,529

Balance at January 29, 2005	13,363	(509)	$134	$67,009	$93,300	$(3,524)	$156,919

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Fiscal years ended	January 29, 2005	January 31, 2004 (As restated, see Note 3)	February 1, 2003 (As restated, see Note 3)

Cash Flows From Operating Activities
Net income	$12,529	$11,977	$15,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,428	13,833	12,484
Stock option income tax benefit	730	315	730
Loss on retirement and impairment of assets	564	789	278
Deferred income taxes	304	1,328	192
Lease incentives	719	3,252	1,420
Other	(88)	860	615
Changes in operating assets and liabilities:
Accounts receivable	(446)	330	381
Merchandise inventories	(15,480)	(19,019)	(10,443)
Accounts payable and accrued liabilities	11,101	2,254	8,628
Other	4,771	(4,807)	(80)

Net cash provided by operating activities	29,132	11,112	29,871

Cash Flows From Investing Activities
Purchases of property and equipment	(14,213)	(20,549)	(19,144)
Other	59	367	0

Net cash used in investing activities	(14,154)	(20,182)	(19,144)

Cash Flows From Financing Activities
Net (payments) borrowings under line of credit	(14,600)	6,675	(11,775)
Payments on long-term debt	(222)	(427)	(848)
Proceeds from issuance of stock	662	1,111	2,219

Net cash (used in) provided by financing activities	(14,160)	7,359	(10,404)

Net increase (decrease) in cash and cash equivalents	818	(1,711)	323
Cash and cash equivalents at beginning of year	4,071	5,782	5,459

Cash and Cash Equivalents at End of Year	$4,889	$4,071	$5,782

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$741	$699	$985
Cash paid during year for income taxes	447	10,447	8,319
Capital lease obligations incurred	0	0	47

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc (collectively referred to as “we”, “our” or “us”).  All significant intercompany accounts and transactions have been eliminated.  Our primary activity is the sale of footwear and related products through retail stores operated by us in the Midwest, South and Southeast regions of the United States.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31.  Unless otherwise stated, references to the years 2004, 2003 and 2002 relate respectively to the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.  Fiscal years 2004, 2003 and 2002 consisted of 52 weeks.

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

Property and Equipment-Net

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Accrued Rent

We are party to various lease agreements which require scheduled rent increases over the initial lease term.  Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property.  The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent.

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of sale, net of actual returns and estimated returns.  Gift card revenue is recognized at the time of redemption.

Store Opening Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred.  Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $31.4 million in 2004, $28.6 million in 2003 and $25.7 million in 2002.

Segments of an Enterprise and Related Information

We have one business segment that offers the same principal product and service throughout the Midwest, South and Southeast regions of the United States.  Based on our current organizational structure, the financial information presented is in compliance with the applicable accounting pronouncement.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(000’s)
Fiscal years	2004	2003	2002

Basic shares	12,820	12,677	12,561
Dilutive effect of stock options	231	372	415

Diluted shares	13,051	13,049	12,976

Options to purchase 316,000, 296,000 and 251,000 shares of common stock in fiscal 2004, 2003 and 2002, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements.  At January 29, 2005, we had three stock-based compensation plans, which are described more fully in Note 10.  We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option plans.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)
Fiscal years	2004	2003	2002

Net Income as reported	$12,529	$11,977	$15,666
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,064)	(1,109)	(832)

Pro forma net income	$11,465	$10,868	$14,834

Basic net income per share
As reported	$.98	$.94	$1.25
Pro forma	$.89	$.86	$1.18
Diluted net income per share
As reported	$.96	$.92	$1.21
Pro forma	$.88	$.83	$1.14

The weighted-average fair value of options granted was $7.14, $6.91 and $9.61 for 2004, 2003 and 2002, respectively.  The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal years	2004	2003	2002

Risk free interest rate	3.2%	2.6%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.27%	62.22%	61.3%
Expected term	5 Years	5 Years	5 Years

New Accounting Pronouncements

In November 2004, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”.  This EITF provides guidance in applying the criteria in paragraph 42 of the Financial Account Standards Board (the “FASB”) Statement No. 144 related to the operations and cash flows of discontinued operations.  The guidance should be applied to a component that is either disposed of or classified as held for sale in the fiscal periods beginning after December 15, 2004.  The adoption of EITF Issue No. 03-13 has not had a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a significant impact on our consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment, (SFAS 123R)”.  SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R.  We have not yet determined which fair-value method and transitional provision we will follow.  However, we expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations. See Stock-Based Compensation previously disclosed in Note 2 of these financial statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.  The calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.

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

Reclassifications

Certain amounts in the fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

Note 3 - Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) issued a letter clarifying the SEC’s views on certain lease accounting matters as they relate to the application of generally accepted accounting principles (“GAAP”).  We have reviewed our lease accounting practices and determined that our accounting for the lease commencement date was not consistent with GAAP.

Historically we recognized straight line rent expense for leases beginning on the earlier of rent commencement date or the store opening date.  This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent.  We have now changed this practice to include the build-out period in our calculation of rent expense.  As a result, we have restated the accompanying financial statements for the fiscal years 2003 and 2002.  While this change results in an acceleration of the commencement of rent expense for each lease, the total rent due under the lease remains unchanged and is amortized over a greater number of months.  This change has no effect on historical or future cash flows or the timing or amounts of payments under related leases.  In addition to the aforementioned restatement, we have reclassified lease incentives from the investing section of the statement of cash flows into the operating activities section.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Below is a summary of the effects of the restatement.  The cumulative effect of the restatement relating to historical years prior to the start of fiscal year 2002 was a decrease in retained earnings of $1,297,000.

	January 31, 2004

(In thousands)	As Previously Reported	As Restated

Consolidated Balance Sheet
Current Assets:
Deferred income tax benefit	$1,954	$0
Other	6,753	6,755
Current Liabilities:
Deferred income taxes	0	243
Deferred lease incentives	8,033	6,926
Accrued rent	2,808	6,465
Deferred income taxes	7,544	4,353
Shareholders’ Equity:
Retained Earnings	82,324	80,771

	Fiscal year ended January 31, 2004		Fiscal year ended February 1, 2003

(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Income
Cost of sales (including buying, distribution and occupancy costs)	$399,300	$399,713	$369,912	$370,190
Gross Profit	158,623	158,210	149,787	149,509
Operating Income	20,445	20,032	26,129	25,851
Income before income taxes	19,731	19,318	25,344	25,066
Income tax expense	7,498	7,341	9,504	9,400
Net Income	12,233	11,977	15,840	15,666
Net income per share:
Basic	$.96	$.94	$1.26	$1.25
Diluted	$.94	$.92	$1.22	$1.21

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

	Fiscal year ended January 31, 2004		Fiscal year ended February 1, 2003

(In thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Cash Flows
Net cash provided by operating activities	$7,860	$11,112	$28,451	$29,871
Net cash used in investing activities	(16,930)	(20,182)	(17,724)	(19,144)

Note 4 - Property and Equipment-Net

The following is a summary of property and equipment:

(000’s)	January 29, 2005	January 31, 2004

Land	$205	$205
Buildings	9,311	9,252
Furniture, fixtures and equipment	79,622	73,510
Leasehold improvements	52,673	48,952
Equipment under capital leases	497	1,279

Total	142,308	133,198
Less accumulated depreciation and amortization	73,856	63,952

Property and equipment-net	$68,452	$69,246

Note 5 - Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000’s)	January 29, 2005	January 31, 2004

Employee compensation and benefits	$4,315	$3,625
Other	5,883	4,583

Total accrued and other liabilities	$10,198	$8,208

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 6 - Long-Term Debt

Long-term debt consisted of the following:

(000’s)	January 29, 2005	January 31, 2004

Credit agreement	$7,300	$21,900
Capital lease obligations (see Note 7)	56	278

Total	7,356	22,178
Less current portion	56	222

Total long-term debt, net of current portion	$7,300	$21,956

We have an unsecured credit agreement (the “Credit Agreement”) with a bank group, which allows for both cash advances and the issuance of letters of credit.   The maximum  available under the credit  facility is $70 million.  On April 5, 2005, the Credit Agreement was amended to extend the maturity date to April 30, 2007.

Borrowings under the amended facility are based on eligible inventory and bear interest, at our option, at the agent bank’s prime rate (5.25% at January 29, 2005) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria.  A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group’s commitment or 0.15% per annum of the total commitment.  The Credit Agreement contains various restrictive and financial covenants, including the maintenance of specific financial ratios. Outstanding letters of credit at the end of 2004 were approximately $11.0 million.  As of January 29, 2005, $51.7 million was available to us for additional borrowings under the credit facility.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 7 - Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2016.  Two hundred fourteen leases provide for contingent rental payments of between 2.0% and 4.5% of sales in excess of stated amounts.  Contingent rental payments for fiscal 2004, 2003 and 2002 were not material.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.  In addition, we lease equipment under capitalized leases expiring at various dates through fiscal 2005.

Rental expense for our operating leases consisted of:

(000’s)
Fiscal years	2004	2003	2002

Rentals for real property	$36,881	$33,106	$28,822
Equipment rentals	584	627	517

Total	$37,465	$33,733	$29,339

Future minimum lease payments at January 29, 2005 are as follows:

(000’s)	Operating Leases	Capital Leases
Fiscal years

2005	$36,535	$58
2006	35,664
2007	34,175
2008	32,207
2009	27,248
Thereafter to 2016	62,642

Minimum lease payments	$228,471	58

Less imputed interest at rates ranging from 7.9% to 9.0%		2

Present value of net minimum lease payments of which $56 is included in current portion of long-term debt		$56

Investment in equipment under capital lease, which is included in property and equipment, was:

(000’s)	January 29, 2005	January 31, 2004

Equipment	$497	$1,279
Less accumulated amortization	344	753

Equipment under capital lease-net	$153	$526

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 8 - Income Taxes

The provision for income taxes consisted of:

(000’s)
Fiscal years	2004	2003	2002

Current:
Federal	$6,514	$5,323	$8,469
State	860	690	739

Total current	7,374	6,013	9,208

Deferred:
Federal	559	1,192	178
State	(255)	136	14

Total deferred	304	1,328	192

Total provision	$7,678	$7,341	$9,400

We realized a tax benefit of $730,000 in 2004, $315,000 in 2003 and $730,000 in 2002 as a result of the exercise of stock options, which is recorded in stockholders’ equity.

Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments.  Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves.  The resolution of tax matters will not have a material effect on our consolidated financial condition, although a resolution could have a material impact on our consolidated statement of income for a particular future period and our effective tax rate.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2004	2003	2002

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	4.0	2.0
Other	(0.1)	(1.0)	0.5

Effective income tax rate	38.0%	38.0%	37.5%

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(000’s)	January 29, 2005	January 31, 2004

Deferred tax assets:
Accrued rent	$2,674	$2,519
Accrued compensation	429	391
Accrued employee benefits	717	572
State bonus depreciation addback	311	0
Other	161	138

Total gross deferred tax assets	4,292	3,620
Less valuation allowance	(96)	(61)

Total deferred tax assets, net of valuation allowance	$4,196	$3,559

Deferred tax liabilities:
Depreciation	$7,250	$6,675
Lease incentives	228	203
Inventory valuation	232	176
Inventory purchase discounts	1,386	1,101

Total deferred tax liabilities	$9,096	$8,155

A valuation allowance has been provided for certain state operating losses recorded as a deferred tax asset.  We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will not be sufficient to recover the full amount of deferred tax assets.

Note 9 - Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Retirement Plan”).  The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours per year.  The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 20% of earnings with us matching the first 4% at a rate of 50% up until December 31, 2003.  The match was reduced effective January 1, 2004 to the first 2% of contributions at a rate of 50%.  Effective January 1, 2005, the match was restored to 50% of the first 4% of the employee deferral.

Employee and employer contributions are paid to a trustee and invested in up to 16 investment options at the participants’ direction.  Our contributions to the participants’ accounts become fully vested once they have reached their third anniversary of employment with us.  Contributions charged to expense in 2004, 2003 and 2002 were $225,000, $366,000 and $368,000, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995.  The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the plan, 13,100, 12,800 and 12,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $154,000, $166,000 and $168,000 each for the years 2004, 2003 and 2002, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Deferred Compensation Plan

In 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan.  Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts for years 2004, 2003 and 2002 were $180,000, $299,000 and $59,000, respectively.  Total deferred compensation liability at January 29, 2005 and January 31, 2004 was $1,651,000 and $1,218,000, respectively.

Note 10 - Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, our Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the “1993 Plan”).  The 1993 Plan reserved for issuance 1,500,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 1993 Plan.  The 1993 Plan provided for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees.  Stock options granted under the 1993 Plan may be either options intended to qualify for federal income tax purposes as “incentive stock options” or options not qualifying for favorable tax treatment (“non-qualified stock options”).  On January 14, 2003, the 1993 Plan expired and no further stock option grants will be made under the plan.  Previously issued stock option grants can be exercised for up to 10 years from date of grant.

Outside Directors Stock Option Plan

Effective March 4, 1999, our Board of Directors approved the Outside Directors Stock Option Plan (the “Directors Plan”).  The Directors Plan reserves for issuance 25,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock).  The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of our common stock at the market price on the date of grant.  The option will vest six months from the grant date and expire ten years from the date of grant.  At January 29, 2005, 9,000 shares of unissued common stock were reserved for future grants under the plan.  During March 2005, our Board of Directors suspended all further automatic grants of stock options to non-employee Directors on April 1 of each year under the Directors Plan.  Our Board of Directors adopted, subject to shareholder approval, amendments to the 2000 Stock Option and Incentive Plan to allow non-employee Directors to participate.  If the amendment is approved by shareholders at this year’s annual meeting of shareholders, non-employee Directors will receive an annual grant of 500 shares of restricted stock.  It is contemplated that the restrictions on the shares will lapse only after a Director no longer serves on our Board.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, our Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the “2000 Plan”).  The 2000 Plan reserved for issuance 1,000,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 2000 Plan.  On June 11, 2004, the 2000 Plan was amended by our Board of Directors and shareholders to increase the number of shares reserved for issuance to 1,500,000.  The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock to officers and other key employees.  Stock options granted under the 2000 Plan may be either options intended to qualify for federal income tax purposes as “incentive stock options” or options not qualifying for favorable tax treatment (“non-qualified stock options”).  At January 29, 2005, 608,090 shares of unissued common stock were reserved for future grants under the plan.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

The following table summarizes the transactions pursuant to the stock option plans for the three-year period ended January 29, 2005:

	Shares		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

Balance at February 2, 2002	1,052,916	681,741	$7.89	$8.21
Granted	314,000		17.05
Cancelled	(35,326)		11.09
Exercised	(241,457)		8.48

Balance at February 1, 2003	1,090,133	653,247	$10.29	$8.09
Granted	313,000		12.69
Cancelled	(24,956)		12.72
Exercised	(132,185)		7.04

Balance at January 31, 2004	1,245,992	739,620	$11.20	$9.08
Granted	86,000		13.57
Cancelled	(23,050)		13.68
Exercised	(78,687)		6.51

Balance at January 29, 2005	1,230,255	856,757	$11.62	$10.61

The following table summarizes information regarding outstanding and exercisable options at January 29, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.38-6.00	247,691	3.9	$4.91	247,691	$4.91
$ 8.43-10.50	80,389	5.0	$8.67	79,555	$8.66
$ 11.00-11.50	240,670	3.9	$11.09	238,003	$11.09
$ 11.88-19.56	661,505	7.9	$14.68	291,508	$15.58

Note 11 - Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm’s length transaction between knowledgeable, willing parties.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.  For cash, accounts receivable and accounts payable, the carrying amounts approximate the fair value because of the short maturity of those instruments.  For long-term debt, the fair value is estimated based on discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities.  As of January 29, 2005 and January 31, 2004, the carrying value of the long-term debt approximated its fair value.

Note 12 - Contingencies

Litigation

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 13 - Other Related Party Transactions

Our Chairman and principal shareholder and his son are principal shareholders of LC Footwear, LLC and PL Footwear, Inc. We purchase name brand merchandise from LC Footwear, LLC, and PL Footwear, Inc. serves as an import agent for us.  PL Footwear, Inc. represents us on a commission basis in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured.

We purchased approximately $218,000 and $372,000 of merchandise from LC Footwear, LLC in 2004 and 2002 respectively.  There were no purchases made in 2003.  Commissions paid to PL Footwear, Inc. were $1.2 million in each of 2004, 2003 and 2002.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - Continued

Note 14 - Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year.  All fiscal quarters in 2004 and 2003 include results for 13 weeks.  The following table summarizes results for 2004 and 2003 and includes comparative amounts as previously reported and as a result of the restatement:

(In thousands, except per share data)

	As Previously Reported

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$145,462	$138,130	$162,717	NA
Gross profit	42,445	38,261	47,376	NA
Operating income	7,680	3,364	8,227	NA
Net income	4,567	1,944	4,934	NA
Net income per share - Basic	$.36	$.15	$.38	NA
Net income per share - Diluted	$.35	$.15	$.38	NA

	As Restated, See Note 3

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$145,462	$138,130	$162,716	$143,878
Gross profit	42,355	38,264	47,295	39,311
Operating income	7,590	3,368	8,145	1,762
Net income	4,512	1,945	4,886	1,186
Net income per share - Basic	$.35	$.15	$.38	$.09
Net income per share - Diluted	$.34	$.15	$.38	$.09

	As Previously Reported

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$136,850	$134,463	$152,365	$134,245
Gross profit	40,881	36,951	45,359	35,432
Operating income	8,294	2,642	8,958	551
Net income	5,080	1,541	5,499	113
Net income per share - Basic	$.40	$.12	$.43	$.01
Net income per share - Diluted	$.39	$.12	$.42	$.01

	As Restated, See Note 3

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$136,850	$134,463	$152,365	$134,245
Gross profit	40,679	36,819	45,280	35,432
Operating income	8,092	2,511	8,879	550
Net income	4,954	1,459	5,449	115
Net income per share - Basic	$.39	$.12	$.43	$.01
Net income per share - Diluted	$.38	$.11	$.42	$.01

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Descriptions	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Balance at End of Period

Year ended February 1, 2003
Reserve for sales returns and allowances	$114,492	$0	$114,492
Inventory reserve	$2,050,000	$500,000	$2,550,000
Year ended January 31, 2004
Reserve for sales returns and allowances	$114,492	$0	$114,492
Inventory reserve	$2,550,000	$300,000	$2,850,000
Year ended January 29, 2005
Reserve for sales returns and allowances	$114,492	$(26,472)	$88,020
Inventory reserve	$2,850,000	$300,000	$3,150,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 29, 2005, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Management’s Report on Internal Control Over Financial Reporting appears on page 22 of this report and is incorporated herein by reference.

The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting, and on the effectiveness of our internal control over financial reporting, is set forth on page 23 of this report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report.  Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code is posted on our website at www.shoecarnival.com.  We intend to disclose any amendments to the Code by posting such amendments on our website.  In addition, any waivers of the Code for our Directors or executive officers will be disclosed in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8.

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 (Restated)

Consolidated Statements of Income for the years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

Consolidated Statements of Shareholders’ Equity for the years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

Notes to Consolidated Financial Statements

Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8.

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

SHOE CARNIVAL, INC.

Date: April 14, 2005	By:	/s/ MARK L. LEMOND

Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. WAYNE WEAVER	Chairman of the Board and Director	April 14, 2005

J. Wayne Weaver

/s/ MARK L. LEMOND	President, Chief Executive Officer and Director	April 14, 2005
(Principal Executive Officer)
Mark L. Lemond

/s/ WILLIAM E. BINDLEY	Director	April 14, 2005

William E. Bindley

/s/ GERALD W. SCHOOR	Director	April 14, 2005

Gerald W. Schoor

/s/ JAMES A. ASCHLEMAN	Director	April 14, 2005

James A. Aschleman

/s/ KENT A. KLEEBERGER	Director	April 14, 2005

Kent A. Kleeberger

/s/ W. KERRY JACKSON	Executive Vice President - Chief Financial Officer and Treasurer	April 14, 2005
(Principal Financial and Accounting Officer)
W. Kerry Jackson

INDEX TO EXHIBITS

Exhibit No.		Description

3-A	(1)	Restated Articles of Incorporation of Registrant

3-B	(1)	By-laws of Registrant, as amended to date

4	(2)	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

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

	(6)

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

	(7)

(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended.

	(8)

(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank

10-C*	(9)	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan

10-D*	(10)	1989 Stock Option Plan of Registrant and amendments to such Plan

10-E*	(11)	1993 Stock Option and Incentive Plan of Registrant, as amended

10-F*	(10)	Executive Incentive Compensation Plan of Registrant

10-G*	(12)	Outside Directors Stock Option Plan

10-H*		Summary Compensation Sheet

10-I	(10)	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver

Exhibit No.		Description

10-K	(10)

Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including:  (I) Exercise Notice; (ii) Subscription Agreement; (iii) Promissory Note; (iv) Pledge Agreement; (v) Stock Power

10-L*	(11)	Employee Stock Purchase Plan of Registrant, as amended

10-M*	(16)	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-N*	(17)	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-O*	(13)	2000 Stock Option and Incentive Plan of Registrant, as amended

10-P*	(14)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker

10-Q*	(14)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford

10-R*	(15)	Employment and Noncompetition agreement dated July 1, 2002, between Registrant and Mark L. Lemond

21		A list of subsidiaries of Shoe Carnival, Inc.

23		Written consent of Deloitte & Touche LLP

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 2, 2002 is incorporated herein by reference.

(2)	The copy of this exhibit filed as exhibit 4(I) to our Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.

INDEX TO EXHIBITS - Continued

(5)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 1, 2003 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 11, 2005 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 24, 2005 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to our Registration Statement on Form S-1 (Registration No. 33-57902) is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

(12)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

(13)	The copy of this exhibit filed as Appendix B to our Definitive Proxy Statement filed on May 5, 2004 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 is incorporated herein by reference.

(16)	The copy of this exhibit filed as exhibit number 10-A to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.

(17)	The copy of this exhibit filed as exhibit number 10-B to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.