Form 10-Q
period 2005-04-30
SHOE CARNIVAL INC
filed 2005-06-09
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2005

or

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
                     ☒ Yes                    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 13,064,777 shares outstanding as of May 28, 2005

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	April 30, 2005	January 29, 2005	May 1, 2004 (As restated, see Note 4)

ASSETS
Current Assets:
Cash and cash equivalents	$4,317	$4,889	$4,872
Accounts receivable	714	992	1,647
Merchandise inventories	176,265	180,590	167,099
Other	2,842	1,982	4,306

Total Current Assets	184,138	188,453	177,924
Property and equipment-net	67,356	68,452	70,166

Total Assets	$251,494	$256,905	$248,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,387	$62,291	$44,702
Accrued and other liabilities	12,316	10,198	8,612
Deferred income taxes	48	413	220
Current portion of long-term debt	27	56	182

Total Current Liabilities	54,778	72,958	53,716
Long-term debt	13,500	7,300	26,077
Deferred lease incentives	6,627	6,613	7,072
Accrued rent	6,955	6,977	6,645
Deferred income taxes	3,893	4,487	4,838
Other	1,735	1,651	1,289

Total Liabilities	87,488	99,986	99,637

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,363 shares issued	134	134	134
Additional paid-in capital	68,427	67,009	66,896
Retained earnings	99,221	93,300	85,283
Treasury stock, at cost, 340, 509 and 558 shares at April 30, 2005, January 29, 2005 and May 1, 2004	(2,353)	(3,524)	(3,860)
Deferred compensation	(1,423)	0	0

Total Shareholders’ Equity	164,006	156,919	148,453

Total Liabilities and Shareholders’ Equity	$251,494	$256,905	$248,090

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004 (As restated, see Note 4)

Net sales	$160,713	$145,462
Cost of sales (including buying, distribution and occupancy costs)	113,074	103,107

Gross profit	47,639	42,355
Selling, general and administrative expenses	37,864	34,765

Operating income	9,775	7,590
Interest expense	133	194

Income before income taxes	9,642	7,396
Income tax expense	3,721	2,884

Net income	$5,921	$4,512

Net income per share:
Basic	$.46	$.35

Diluted	$.45	$.34

Average shares outstanding:
Basic	12,923	12,788

Diluted	13,255	13,098

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In thousands)	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total

	Issued	Treasury	Amount

Balance at January 29, 2005	13,363	(509)	$134	$67,009	$93,300	$(3,524)	$0	$156,919
Exercise of stock options		91		243		635		878
Stock option income tax benefit				244				244
Employee stock purchase plan purchases		3		24		20		44
Restricted stock awards		75		907		516	(1,423)	0
Net income					5,921			5,921

Balance at April 30, 2005	13,363	(340)	$134	$68,427	$99,221	$(2,353)	$(1,423)	$164,006

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004 (As restated, see Note 4)

Cash Flows From Operating Activities
Net income	$5,921	$4,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,650	3,632
Stock option income tax benefit	244	646
Loss on retirement of assets	76	45
Deferred income taxes	(959)	462
Lease incentives	258	392
Other	(182)	5
Changes in operating assets and liabilities:
Accounts receivable	125	(1,059)
Merchandise inventories	4,325	(1,989)
Accounts payable and accrued liabilities	(17,786)	(8,074)
Other	(861)	2,447

Net cash (used in) provided by operating activities	(5,189)	1,019

Cash Flows From Investing Activities
Purchases of property and equipment	(2,686)	(4,596)
Other	210	0

Net cash used in investing activities	(2,476)	(4,596)

Cash Flows From Financing Activities
Net borrowings under line of credit	6,200	4,150
Payments on long-term debt	(29)	(69)
Proceeds from issuance of stock	922	297

Net cash provided by financing activities	7,093	4,378

Net (decrease) increase in cash and cash equivalents	(572)	801
Cash and cash equivalents at beginning of period	4,889	4,071

Cash and Cash Equivalents at End of Period	$4,317	$4,872

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$151	$188
Cash paid (received) during period for income taxes	$1,796	$(36)

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended January 29, 2005.

During the first quarter of 2005, an error in the valuation of inventory related to the accounting for cash discounts on vendor purchases was corrected.  Previously, cash discounts were recorded as a reduction of cost of sales at the time the vendor was paid rather than as a reduction in inventory, which reduces cost of sales when the inventory associated with the discount is sold.  The cumulative impact of this correction in the first quarter of 2005 was an increase in cost of sales of $383,000.  Net income was reduced by $235,000, or $0.02 per diluted share.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004

Basic shares	12,923	12,788
Dilutive effect of stock options	332	310

Diluted shares	13,255	13,098

Options to purchase 277,900 and 306,000 shares of common stock for the first quarter of fiscal 2005 and 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements.  At April 30, 2005, we had three stock-based compensation plans: the 1993 Stock Option and Incentive Plan, the Outside Directors Stock Option Plan and the 2000 Stock Option and Incentive Plan.  We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option and incentive plans.  See Note 5 below for a discussion of upcoming changes to the accounting for stock-based compensation.  Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004

Net income as reported	$5,921	$4,512
Deduct: Stock-based compensation expense determined under fair value assumptions, net of related tax effects	(274)	(238)

Pro forma net income	$5,647	$4,274

Basic net income per share
As reported	$.46	$.35
Pro forma	$.44	$.33
Diluted net income per share
As reported	$.45	$.34
Pro forma	$.43	$.33

The weighted-average fair value of options granted was $8.90 at April 30, 2005 and $8.49 at May 1, 2004.  The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	April 30, 2005	May 1, 2004

Risk free interest rate	4.1%	2.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	54.5%	59.8%
Expected term	5 Years	5 Years

During the first quarter of fiscal 2005, we issued 74,600 shares of restricted stock under the 2000 Stock Option and Incentive Plan.  These restricted shares are subject to certain performance criteria and as such qualify as a variable arrangement for accounting purposes under APB No. 25.  At the end of the first quarter, we evaluated the probability of achieving the designated performance criteria and determined that probability could not be adequately established.  Accordingly, no expense has been recognized for these restricted shares.

Note 4 - Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) issued a letter clarifying the SEC’s views on certain lease accounting matters as they relate to the application of generally accepted accounting principles (“GAAP”).  Prior to completing our Annual Report on Form 10-K for fiscal year ended January 29, 2005, we reviewed our lease accounting practices and determined that our accounting for the lease commencement date was not consistent with GAAP.

Historically we recognized straight line rent expense for leases beginning on the earlier of the rent commencement date or the store opening date.  This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent.  We have changed this practice to include the build-out period in our calculation of rent expense.  As a result, we restated the annual financial statements for fiscal years 2003 and 2002 included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  As such, we have restated the condensed consolidated financial statements as of and for the thirteen weeks ended May 1, 2004.  While this change results in an acceleration of the commencement of rent expense for each lease, the total rent due under the lease remains unchanged and is amortized over a greater number of months.  This change has no effect on historical or future cash flows or the timing or amounts of payments under related leases.  In addition to the aforementioned restatement, we reclassified lease incentives from the investing section of the statement of cash flows to the operating activities section.

A summary of the significant effects of the restatement on the previously filed condensed consolidated financial statements as of and for the thirteen weeks ended May 1, 2004 are reflected in the table below.

	May 1, 2004

(In thousands)	As Previously Reported	As Restated

Consolidated Balance Sheet
Current Assets:
Deferred income tax benefit	$1,998	$0
Other	4,353	4,306
Current Liabilities:
Deferred income taxes	0	220
Deferred lease incentives	8,232	7,072
Accrued rent	2,844	6,645
Deferred income taxes	8,136	4,838
Shareholders’ Equity:
Retained Earnings	86,891	85,283

	Thirteen Weeks Ended May 1, 2004

(In thousands, except per share data)	As Previously Reported	As Restated

Consolidated Statements of Income
Cost of sales (including buying, distribution and occupancy costs)	$103,017	$103,107
Gross Profit	42,445	42,355
Operating Income	7,680	7,590
Income before income taxes	7,487	7,396
Income tax expense	2,920	2,884
Net Income	4,567	4,512
Net income per share:
Basic	$.36	$.35
Diluted	$.35	$.34

	Thirteen Weeks Ended May 1, 2004

(In thousands)	As Previously Reported	As Restated

Consolidated Statements of Cash Flows
Net cash provided by operating activities	$627	$1,019
Net cash used in investing activities	(4,204)	(4,596)

Note 5 - New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS 123R)”.  SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS No. 123R was to be effective for periods beginning after June 15, 2005.

On April 14, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R until the first fiscal year beginning after June 15, 2005.  We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models.  When such evaluation is complete, we will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors, see “BUSINESS - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for fiscal year ended January 29, 2005 as filed with the SEC.  The discussion following gives effect to the restatement discussed in Note 4 to the condensed consolidated financial statements.

Overview

Shoe Carnival, Inc. is one of the nation’s largest and fastest-growing family footwear retailers.  As of April 30, 2005, we operated 260 stores in 24 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Number of Stores				Store Square Footage		Comparable Store Sales Increase (Decrease)

Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period

April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%
May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004

Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.4	70.9

Gross profit	29.6	29.1
Selling, general and administrative expenses	23.6	23.9

Operating income	6.0	5.2
Interest expense	.1	.1

Income before income taxes	5.9	5.1
Income tax expense	2.2	2.0

Net income	3.7%	3.1%

Net Sales

Net sales increased $15.2 million to $160.7 million in the first quarter of 2005, a 10.5% increase over net sales of $145.5 million in the first quarter of 2004.  The increase was attributable to the sales generated by the 27 new stores opened in 2004 and 2005 (net of four stores closed in fiscal 2004) in addition to a comparable store sales increase of 5.5%.  We believe that the first quarter comparable store sales increase is most directly attributable to our continued focus on improving the fashion of our product offering.  We are pleased with the introduction of our new “Red Nose” advertising campaign during the first quarter.  This campaign playfully captures the vibrant and fun atmosphere of our stores, while also depicting the current fashion and styles a customer can expect from shopping with us.  We believe this type of image campaign will yield the long-term benefits we desire.

Gross Profit

Gross profit increased $5.2 million to $47.6 million in the first quarter of 2005, a 12.5% increase over gross profit of $42.4 million in the comparable prior year period.  Our gross profit margin for the first quarter of 2005 increased to 29.6% from 29.1% in the prior year.  This increase in profit margin resulted from a 0.2% increase in the merchandise gross profit margin coupled with a 0.3% reduction in buying, distribution and occupancy costs.  The reduction in buying, distribution and occupancy costs was primarily a result of leveraging occupancy costs against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million to $37.9 million in the first quarter of 2005 from $34.8 million in the comparable prior year period.  As a percentage of sales, these expenses decreased to 23.6% from 23.9% in the prior year primarily driven by the decrease in pre-opening costs and partially offset by higher health care costs.  Total pre-opening costs in the first quarter of 2005 were $193,000 or 0.1% of sales, as compared to $729,000 or 0.5% of sales in the first quarter of 2004.  We opened five new stores in the first quarter of 2005 versus opening 11 new stores in the first quarter of 2004.

Interest Expense

The decrease in net interest expense to $133,000 in the first quarter of 2005 from $194,000 in the first quarter of 2004 resulted primarily from lower average borrowings.

Income Taxes

The effective income tax rate for the first quarter of 2005 decreased to 38.6% from 39.0% in the first quarter of 2004 due to lower state income taxes.  We expect our income tax rate for the fiscal year to be in the range of 38.5% to 39.0%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Net cash used in operating activities was $5.2 million for the first quarter of 2005 as compared with net cash provided by operating activities of $1.0 million for the first quarter of 2004.  The change was primarily due to the timing related to the payment of accounts payable partially offset by the reduction in inventory levels during the first quarter of 2005.

Working capital increased to $129.4 million at April 30, 2005 from $124.2 million at May 1, 2004.  The current ratio at April 30, 2005 was 3.4 as compared to 3.3 at May 1, 2004.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) at April 30, 2005 was 7.6% as compared to 14.9% at May 1, 2004.

Currently, we expect to open between 12 and 14 stores during fiscal 2005 and close six.  During the first quarter, five stores were opened versus 11 during the first quarter of the prior year.  No stores were closed during the first quarter in either the current or prior year.  We expect to open five or six stores and close one store in the second quarter.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in 2005 are expected to average approximately $350,000 and lease incentives received from landlords are expected to average $22,000.  The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $47,000 per store in 2005 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  Borrowings and letters of credit outstanding under the credit facility at April 30, 2005 were $13.5 million and $5.8 million, respectively.  As of April 30, 2005, $50.7 million was available to us for additional borrowings under the credit facility.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under the credit facility, will be sufficient to fund planned store expansion and other operating cash requirements for at least the next 12 months.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $21,000 for the first three months of 2005 and $66,000 for the first three months of 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 30, 2005, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)		Exhibits

	3-A	Restated Articles of Incorporation of Registrant (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

	3-B	By-laws of Registrant, as amended to date (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

4

(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank (incorporated herein by reference from exhibit 4(I) to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999)

(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000)

(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000)

(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003)

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004)

(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended (incorporated herein by reference from the same exhibit number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

(a)		Exhibits

(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on April 11, 2005)

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

Date: June 9, 2005	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. KERRY JACKSON

W. Kerry Jackson
Executive Vice President and
Chief Financial Officer