Form 10-Q
period 2005-07-30
SHOE CARNIVAL INC
filed 2005-09-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 13,228,751 shares outstanding as of September 8, 2005

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	July 30, 2005	January 29, 2005	July 31, 2004
			(As restated, see Note 4)

ASSETS
Current Assets:
Cash and cash equivalents	$7,053	$4,889	$12,091
Accounts receivable	976	992	1,191
Merchandise inventories	206,277	180,590	190,712
Deferred income tax benefit	350	0	0
Other	5,205	1,982	4,616

Total Current Assets	219,861	188,453	208,610
Property and equipment-net	69,336	68,452	69,018

Total Assets	$289,197	$256,905	$277,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,142	$62,291	$62,738
Accrued and other liabilities	12,970	10,198	11,346
Deferred income taxes	0	413	241
Current portion of long-term debt	9	56	140

Total Current Liabilities	83,121	72,958	74,465
Long-term debt	17,725	7,300	32,484
Deferred lease incentives	6,399	6,613	6,824
Accrued rent	6,870	6,977	6,707
Deferred income taxes	3,200	4,487	5,158
Other	1,967	1,651	1,364

Total Liabilities	119,282	99,986	127,002

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,363 shares issued at July 30, 2005, January 29, 2005 and July 31, 2004	134	134	134
Additional paid-in capital	70,467	67,009	66,957
Retained earnings	101,925	93,300	87,228
Treasury stock, at cost, 134, 509 and 534 shares at July 30, 2005, January 29, 2005 and July 31, 2004	(930)	(3,524)	(3,693)
Deferred compensation	(1,681)	0	0

Total Shareholders’ Equity	169,915	156,919	150,626

Total Liabilities and Shareholders’ Equity	$289,197	$256,905	$277,628

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended July 31, 2004	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004
		(As restated, see Note 4)		(As restated, see Note 4)

Net sales	$148,658	$138,130	$309,371	$283,592
Cost of sales (including buying, distribution and occupancy costs)	107,200	99,866	220,274	202,973

Gross profit	41,458	38,264	89,097	80,619
Selling, general and administrative expenses	36,980	34,896	74,844	69,661

Operating income	4,478	3,368	14,253	10,958
Interest expense-net	128	179	261	373

Income before income taxes	4,350	3,189	13,992	10,585
Income tax expense	1,646	1,244	5,367	4,128

Net income	$2,704	$1,945	$8,625	$6,457

Net income per share:
Basic	$.21	$.15	$.66	$.50

Diluted	$.20	$.15	$.64	$.49

Average shares outstanding:
Basic	13,112	12,818	13,018	12,803

Diluted	13,511	13,052	13,394	13,076

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total

(In thousands)	Issued	Treasury	Amount

Balance at January 29, 2005	13,363	(509)	$134	$67,009	$93,300	$(3,524)	$0	$156,919
Exercise of stock options		297		1,028		2,056		3,084
Stock option income tax benefit				1,086				1,086
Employee stock purchase plan purchases		5		50		37		87
Restricted stock awards		73		1,294		501	(1,681)	114
Net income					8,625			8,625

Balance at July 30, 2005	13,363	(134)	$134	$70,467	$101,925	$(930)	$(1,681)	$169,915

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004
		(As restated, see Note 4)

Cash Flows From Operating Activities
Net income	$8,625	$6,457
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,434	7,256
Stock option income tax benefit	1,086	704
Loss on retirement of assets	223	61
Deferred income taxes	(2,050)	803
Lease incentives	323	392
Other	(213)	(106)
Changes in operating assets and liabilities:
Accounts receivable	(137)	(604)
Merchandise inventories	(25,687)	(25,602)
Accounts payable and accrued liabilities	10,623	12,697
Other	(3,225)	2,137

Net cash (used in) provided by operating activities	(2,998)	4,195

Cash Flows From Investing Activities
Purchases of property and equipment	(8,606)	(7,088)
Other	219	0

Net cash used in investing activities	(8,387)	(7,088)

Cash Flows From Financing Activities
Net borrowings under line of credit	10,425	10,575
Payments on long-term debt	(47)	(129)
Proceeds from issuance of stock	3,171	467

Net cash provided by financing activities	13,549	10,913

Net increase in cash and cash equivalents	2,164	8,020
Cash and cash equivalents at beginning of period	4,889	4,071

Cash and Cash Equivalents at End of Period	$7,053	$12,091

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$268	$365
Cash paid during period for income taxes	$8,840	$281

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended July 31, 2004	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004

Basic shares	13,112	12,818	13,018	12,803
Dilutive effect of stock options	399	234	376	273

Diluted shares	13,511	13,052	13,394	13,076

For the quarter ended July 31, 2004, options to purchase 320,500 shares of common stock were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.  For the quarter ended July 30, 2005, there were no anti-dilutive shares.  For the six months ended July 30, 2005 and July 31, 2004, options to purchase 3,000 and 310,700 shares of common stock, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Note 3 - Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, we have elected to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS No. 123 for our stock option and incentive plans other than for awards of restricted shares.  See Note 5 for a discussion of future changes to accounting for stock-based compensation.

Under APB No. 25, because the exercise price of our employee stock options is at least equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the Black-Scholes fair value method described in that statement.

At July 30, 2005, 72,500 shares of restricted stock had been issued.  These restricted shares are subject to certain performance criteria and as such qualify as a variable arrangement for accounting purposes under APB No. 25.  Expense is recognized over the applicable vesting period as determined by management’s assessment of the probability of achieving the designated performance criteria.

Had compensation cost for the stock option awards under our stock option and incentive plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended July 31, 2004	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004

Net income as reported	$2,704	$1,945	$8,625	$6,457
Add: Stock-based compensation expense included in reported net income, net of related tax effects	71	0	71	0
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(266)	(463)	(503)

Pro forma net income	$2,586	$1,679	$8,233	$5,954

Basic net income per share
As reported	$.21	$.15	$.66	$.50
Pro forma	$.20	$.13	$.63	$.47
Diluted net income per share
As reported	$.20	$.15	$.64	$.49
Pro forma	$.19	$.13	$.61	$.46

The weighted-average fair value of options granted was $8.90 for the six months ended July 30, 2005 and $8.43 for the six months ended July 31, 2004.  The fair value of these options was estimated at grant date using Black-Scholes option pricing model with the following weighted average assumptions:

	July 30, 2005	July 31, 2004

Risk free interest rate	4.1%	2.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	54.5%	59.8%
Expected term	5 Years	5 Years

Note 4 - Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter clarifying the SEC’s views on certain lease accounting matters as they relate to the application of generally accepted accounting principles (“GAAP”).  Prior to completing our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, we reviewed our lease accounting practices and determined that our accounting for the lease commencement date was not consistent with GAAP.

Historically we recognized straight line rent expense for leases beginning on the earlier of the rent commencement date or the store opening date.  This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent.  We have changed this practice to include the build-out period in our calculation of rent expense.  As a result, we restated the annual financial statements for fiscal years 2003 and

2002 included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  As such, we have restated the condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 2004.  While this change results in an acceleration of the commencement of rent expense for each lease, the total rent due under the lease remains unchanged and is amortized over a greater number of months.  This change has no effect on historical or future cash flows or the timing or amounts of payments under related leases.  In addition to the aforementioned restatement, we reclassified lease incentives from the investing section of the statement of cash flows to the operating activities section.

A summary of the significant effects of the restatement on the previously filed condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 2004 are reflected in the tables below.

(In thousands)	July 31, 2004
	As Previously Reported	As Restated

Consolidated Balance Sheet
Current Assets:
Deferred income tax benefit	$1,433	$0
Other	4,619	4,616
Current Liabilities:
Deferred income taxes	0	241
Deferred lease incentives	8,009	6,824
Accrued rent	2,884	6,707
Deferred income taxes	7,867	5,158
Shareholders’ Equity:
Retained Earnings	88,835	87,228

(In thousands, except per share data)	Thirteen Weeks Ended July 31, 2004		Twenty-six Weeks Ended July 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Income
Cost of sales (including buying, distribution and occupancy costs)	$99,869	$99,866	$202,886	$202,973
Gross Profit	38,261	38,264	80,706	80,619
Operating Income	3,364	3,368	11,044	10,958
Income before income taxes	3,186	3,189	10,673	10,585
Income tax expense	1,242	1,244	4,162	4,128
Net Income	1,944	1,945	6,511	6,457
Net income per share:
Basic	$.15	$.15	$.51	$.50
Diluted	$.15	$.15	$.50	$.49

(In thousands)	Twenty-six Weeks Ended July 31, 2004
	As Previously Reported	As Restated

Consolidated Statements of Cash Flows
Net cash provided by operating activities	$3,804	$4,195
Net cash used in investing activities	(6,696)	(7,088)

Note 5 - New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS 123R)”.  SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS No. 123R was to be effective for periods beginning after June 15, 2005.

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

Factors That May Effect Future Results

This report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of hurricane Katrina on our stores in that region, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors, see “BUSINESS - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for fiscal year ended January 29, 2005 as filed with the SEC.  The following discussion gives effect to the restatement discussed in Note 4 to the condensed consolidated financial statements.

Overview

Shoe Carnival, Inc. is one of the nation’s largest and fastest-growing family footwear retailers.  As of July 30, 2005, we operated 266 stores in 24 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Deferred Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse.  Inherent in the measurement of these deferred balances are certain judgements and interpretations of existing tax law and other published guidance as applied to our operations.  A valuation allowance has been provided for certain state operating losses recorded as a deferred tax asset.  We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will not be sufficient to recover the full amount of deferred tax assets.  Our effective tax rate considers our judgement of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.  We have also been involved in tax audits.  At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations

	Number of Stores				Store Square Footage		Comparable Store Sales Increase (Decrease)

	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period

Quarter Ended
April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%
July 30, 2005	260	7	1	266	60,000	3,047,000	2.9%
Year-to-date	255	12	1	266	112,000	3,047,000	4.3%
May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%
July 31, 2004	248	2	0	250	22,000	2,888,000	(3.7)%
Year-to-date	237	13	0	250	136,000	2,888,000	(2.8)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended July 31, 2004	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	72.1	72.3	71.2	71.6

Gross profit	27.9	27.7	28.8	28.4
Selling, general and administrative expenses	24.9	25.3	24.2	24.6

Operating income	3.0	2.4	4.6	3.8
Interest expense-net	.1	.1	.1	.1

Income before income taxes	2.9	2.3	4.5	3.7
Income taxes	1.1	.9	1.7	1.4

Net income	1.8%	1.4%	2.8%	2.3%

Net Sales

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

Net sales increased $10.6 million to $148.7 million in the second quarter of 2005, a 7.6% increase over net sales of $138.1 million in the comparable prior year period.  Of the increase, $6.6 million was attributable to the additional sales generated by the 24 new stores opened since May 1, 2004 (net of five store closings) with the balance attributable to the 2.9% increase in comparable store sales.

Net sales increased $25.8 million to $309.4 million in the first half of 2005, a 9.1% increase over net sales of $283.6 million in the comparable prior year period.  Of the increase, $14.3 million was attributable to the additional sales generated by the 34 new stores opened in fiscal 2004 and the first half of 2005 (net of five store closings) with the balance attributable to the 4.3% increase in comparable store sales.

Over the past year, our merchants have expended a considerable effort to enhance the fashion content of our women’s and men’s non-athletic merchandise.  We believe our customers have responded well to these changes as both of these categories have recorded strong comparable store sales increases for both the first and second quarters.  We are making significant progress towards our long-term goal of increasing our women’s non-athletic sales to between 28 and 30 percent of our total sales.  For the second quarter of this year, 26.2% of our total sales were attributable to our women’s non-athletic product, up from 23.5% in the second quarter of 2004.

Our athletic category experienced a low single digit decline in comparable store sales in the second quarter of 2005.  We believe these sales were negatively affected at the end of the quarter by consumers delaying their back-to-school footwear purchases until closer to, or after, the school opening date.

Gross Profit

Gross profit increased $3.2 million to $41.5 million in the second quarter of 2005, an 8.3% increase over gross profit of $38.3 million in the comparable prior year period.  Our gross profit margin increased to 27.9% from 27.7%.  As a percentage of sales, a 0.3% increase in the merchandise gross profit margin was partially offset by a 0.1% increase in our buying, distribution and occupancy costs.  The increase in the merchandise gross margin was primarily driven by higher margins obtained on athletic and women’s non-athletic merchandise as compared to the same period in the prior year.

Gross profit increased $8.5 million to $89.1 million in the first half of 2005, a 10.5% increase over gross profit of $80.6 million in the comparable prior year period.  Our gross profit margin increased to 28.8% from 28.4% for the first six months of 2004.  The increase in margins for athletic merchandise and women’s non-athletic merchandise drove a 0.3% increase in the overall gross profit margin as compared to the same period in the prior year.  Buying, distribution and occupancy costs decreased 0.1% as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million to $37.0 million in the second quarter of 2005 from $34.9 million in the comparable prior year period.  Approximately $1.7 million of this increase was attributable to the direct cost of opening and operating 24 new stores (net of five store closings).  As a percentage of sales, these expenses decreased to 24.9% from 25.3% last year.  This reduction, as a percentage of sales, was primarily related to a 0.5% reduction in advertising expense.  This was attributable to a reduced level of advertising in July, about half of which resulted from back-to-school sales promotions moving from July of last year into August of this year.

Pre-opening costs were $296,000, or 0.2% of sales, for the second quarter of 2005 as compared to $147,000, or 0.1% of sales, for the second quarter of 2004.  We opened seven stores in the second quarter of 2005 as compared to the two stores we opened in the second quarter of 2004.

Selling, general and administrative expenses increased $5.1 million to $74.8 million in the first half of 2005 from $69.7 million in the comparable prior year period.  Approximately $2.8 million of this increase was attributable to the direct cost of opening and operating 34 new stores (net of five store closings).  As a percentage of sales, these expenses decreased to 24.2% from 24.6% last year.  This reduction, as a percentage of sales, was primarily related to a 0.2% reduction in advertising expense and a 0.1% reduction in pre-opening expense.

Pre-opening costs were $489,000, or 0.2% of sales, for the first half of 2005 as compared to $876,000, or 0.3% of sales, for the first half of 2004.

Interest Expense-Net

Net interest expense decreased to $128,000 in the second quarter of 2005 from $179,000 in the second quarter of the prior year.  For the first six months of 2005, net interest expense decreased to $261,000 from $373,000 for the first six months of 2004.  The decrease experienced in both periods was primarily a result of lower average borrowings, partially offset by higher interest rates.

Income Taxes

The effective income tax rate for the second quarter decreased to 37.8% from 39.0% for the same time period in 2004 due to lower estimated state income taxes.  This decrease in estimated state income taxes lowered the effective income tax rate for the first six months of 2005 to 38.4% from 39.0% for the same time period in 2004.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Net cash used by operating activities was $3.0 million for the first six months of 2005 as compared with $4.2 million in cash provided by operating activities for the first six months of 2004.  The change was primarily a result of cash paid for taxes of $8.8 million less the reversal of deferred tax items of $2.1 million and a current period receivable of $816,000 resulting from an estimated tax over payment.

Working capital increased to $136.7 million at July 30, 2005 from $134.1 million at July 31, 2004.  The current ratio at July 30, 2005 was 2.6 as compared to 2.8 at July 31, 2004.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) at July 30, 2005 was 9.4% as compared to 17.7% at July 31, 2004.

Capital expenditures were $8.6 million in the first half of 2005.  We incurred $3.2 million for new stores, $2.2 million for store remodeling and relocation, and $1.8 million for software and related technology.  The remaining capital expenditures were incurred for in-store graphics and miscellaneous equipment purchases.  Lease incentives received from landlords were $323,000 in the first half of 2005.

During the first half of 2005, we opened 12 new stores with seven of these opening in the second quarter.  We anticipate opening an additional three stores in the second half of the current fiscal year and closing seven, thus finishing the year with 262 stores in operation.  Of the 13 stores opened during the first half of 2004, two stores were opened in the second quarter.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in 2005 are expected to average approximately $362,000 and lease incentives received from landlords are expected to average $54,000.  The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $49,000 per store in 2005 with individual stores experiencing variances in expenditure levels based on the specific market.

The actual amount of cash requirements for capital expenditures depends in part on the number of new stores we open and the number of stores relocated and remodeled.  The amount of lease incentives received from landlords, if any, reduces the amount of cash required to open a new store.  Lease incentives are recorded as a deferred liability and amortized over the initial term of the lease.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

In 2004, we completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow.  Based on our current store growth plans, the results of the study identified the need to have additional distribution capacity available by mid 2007.  We intend to replace our existing 200,000 square foot distribution center with a new 400,000 square foot facility.  We have recently begun the site selection process and anticipate construction beginning in the spring of 2006.  Preliminary cost estimates for land, building and equipment are expected to range from $23 million to $25 million.  We have not yet determined if we will own or lease the distribution center.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth; a maximum ratio of funded debt plus rent to EBITDA plus rent and a maximum of total distributions for stock repurchases.  We were in compliance with these requirements as of July 30, 2005.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q.

Borrowings and letters of credit outstanding under the credit facility at July 30, 2005 were $17.7 million and $11.4 million, respectively.  As of July 30, 2005, $40.9 million was available to us for additional borrowings under the credit facility.

We anticipate existing cash and cash flow from operations, supplemented by borrowings under the credit facility and, if necessary, additional term financing related to our new distribution center, will be sufficient to fund planned expansion and other operating cash requirements for at least the next 12 months.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $47,000 for the first six months of 2005 and $128,000 for the first six months of 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 30, 2005, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our common shareholders was held June 14, 2005.

Election of Directors

Messrs. J. Wayne Weaver and Gerald W. Schoor were elected at the annual meeting to serve as our Directors for a three-year term.  Mr. Weaver received 8,034,928 votes in favor and 2,484,591 votes were withheld with respect to such election.  Mr. Schoor received 9,189,820 votes in favor and 1,329,699 votes were withheld with respect to such election.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

William E. Bindley	2006
Kent A. Kleeberger	2006
Mark L. Lemond	2007
James A. Aschleman	2007

Other Matters Voted Upon at the Meeting

An amendment to our 2000 Stock Option and Incentive Plan was approved at the annual meeting, which amendment includes our Directors as individuals eligible to receive awards under the 2000 Stock Option Plan; provides that the exercise price of all options granted under the 2000 Stock Option Plan may not be less than the fair market value of our Common Stock on the date that the option is granted; and deletes the provision permitting loans to participants in the 2000 Stock Option Plan.  Votes of 7,585,172 were cast in favor, 1,635,849 votes were cast against, 11,874 abstentions were recorded, and 1,286,624 broker non-votes were recorded.

The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2005 was ratified.  Votes of 10,475,501 were cast in favor, 41,774 votes were cast against, 2,244 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

ITEM 5.	OTHER INFORMATION

We are currently assessing the impact on our business from the damage imposed by hurricane Katrina.  A total of 15 of our stores were affected to some degree.  As of the filing date of this report, four of our stores remain closed.  Our preliminary expectations are that most of these stores could reopen in our fiscal third quarter.  We are currently reviewing the terms of our property and business interruption coverage with our insurance brokers and carriers.

ITEM 6.	EXHIBITS

(a)		Exhibits

	3-A	Restated Articles of Incorporation of Registrant (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

	3-B	By-laws of Registrant, as amended to date (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

(a)		Exhibits continued

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

	10-O	2000 Stock Option and Incentive Plan of Registrant, as amended (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on June 17, 2005)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)		Exhibits continued

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2005	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson

W. Kerry Jackson
Executive Vice President and Chief Financial Officer