Form 10-Q
period 2005-10-29
SHOE CARNIVAL INC
filed 2005-12-08
CIK 895447

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2005

or

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 13,233,121 shares outstanding as of December 6, 2005

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	October 29, 2005	January 29, 2005	October 30, 2004 (As restated, see Note 4)

ASSETS
Current Assets:
Cash and cash equivalents	$5,729	$4,889	$3,789
Accounts receivable	2,078	992	2,152
Merchandise inventories	178,650	180,590	172,375
Deferred income tax benefit	828	0	0
Other	2,748	1,982	2,076

Total Current Assets	190,033	188,453	180,392
Property and equipment-net	69,071	68,452	69,683

Total Assets	$259,104	$256,905	$250,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,423	$62,291	$39,096
Accrued and other liabilities	12,673	10,198	9,709
Deferred income taxes	0	413	725
Current portion of long-term debt	1	56	94

Total Current Liabilities	52,097	72,958	49,624
Long-term debt	12,000	7,300	24,201
Deferred lease incentives	6,667	6,613	6,705
Accrued rent	6,746	6,977	6,839
Deferred income taxes	2,377	4,487	5,616
Other	2,045	1,651	1,535

Total Liabilities	81,932	99,986	94,520

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,363 shares issued at October 29, 2005, January 29, 2005 and October 30, 2004	134	134	134
Additional paid-in capital	69,810	67,009	66,968
Retained earnings	109,075	93,300	92,114
Treasury stock, at cost, 132, 509 and 529 shares at October 29, 2005, January 29, 2005 and October 30, 2004	(917)	(3,524)	(3,661)
Deferred compensation	(930)	0	0

Total Shareholders’ Equity	177,172	156,919	155,555

Total Liabilities and Shareholders’ Equity	$259,104	$256,905	$250,075

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended October 30, 2004 (As restated, see Note 4)	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004 (As restated, see Note 4)

Net sales	$182,697	$162,716	$492,068	$446,308
Cost of sales (including buying, distribution and occupancy costs)	128,815	115,421	349,089	318,394

Gross profit	53,882	47,295	142,979	127,914
Selling, general and administrative expenses	42,180	39,150	117,024	108,811

Operating income	11,702	8,145	25,955	19,103
Interest expense-net	100	135	361	508

Income before income taxes	11,602	8,010	25,594	18,595
Income tax expense	4,452	3,124	9,819	7,252

Net income	$7,150	$4,886	$15,775	$11,343

Net income per share:
Basic	$.54	$.38	$1.21	$.89

Diluted	$.53	$.38	$1.18	$.87

Average shares outstanding:
Basic	13,229	12,831	13,088	12,812

Diluted	13,455	13,008	13,410	13,053

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital
					Retained Earnings	Treasury Stock	Deferred Compensation
(In thousands)	Issued	Treasury	Amount					Total

Balance at January 29, 2005	13,363	(509)	$134	$67,009	$93,300	$(3,524)	$0	$156,919
Exercise of stock options		297		1,028		2,056		3,084
Stock option income tax benefit				1,086				1,086
Employee stock purchase plan purchases		8		68		54		122
Restricted stock awards		72		619		497	(930)	186
Net income					15,775			15,775

Balance at October 29, 2005	13,363	(132)	$134	$69,810	$109,075	$(917)	$(930)	$177,172

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004 (As restated, see Note 4)

Cash Flows From Operating Activities
Net income	$15,775	$11,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,154	10,828
Stock option income tax benefit	1,086	708
Loss on retirement of assets	413	341
Deferred income taxes	(3,351)	1,745
Lease incentives	874	529
Other	(470)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	(1,606)
Merchandise inventories	1,940	(7,265)
Accounts payable and accrued liabilities	(21,093)	(12,584)
Other	(766)	4,677

Net cash provided by operating activities	4,322	8,656

Cash Flows From Investing Activities
Purchases of property and equipment	(11,556)	(11,620)
Other	223	59

Net cash used in investing activities	(11,333)	(11,561)

Cash Flows From Financing Activities
Borrowings under line of credit	219,000	282,055
Payments on line of credit	(214,300)	(279,755)
Payments on long-term debt	(55)	(183)
Proceeds from issuance of stock	3,206	506

Net cash provided by financing activities	7,851	2,623

Net increase (decrease) in cash and cash equivalents	840	(282)
Cash and cash equivalents at beginning of period	4,889	4,071

Cash and Cash Equivalents at End of Period	$5,729	$3,789

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$412	$533
Cash paid during period for income taxes	$11,965	$111

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for fiscal year ended January 29, 2005.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended October 30, 2004	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004

Basic shares	13,229	12,831	13,088	12,812
Dilutive effect of stock options	226	177	322	241

Diluted shares	13,455	13,008	13,410	13,053

For the quarters ended October 29, 2005 and October 30, 2004, options to purchase 223,800 and 642,300 shares of common stock, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.  For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, options to purchase 3,000 and 315,600 shares of common stock, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

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

Under APB No. 25, because the exercise price of our employee stock options is at least equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement.

At October 29, 2005, 71,900 shares of restricted stock were outstanding.  These restricted shares are subject to certain performance criteria and as such qualify as a variable arrangement for accounting purposes under APB No. 25.  Expense is recognized over the applicable vesting period as determined by management’s assessment of the probability of achieving the designated performance criteria.

Had compensation cost for the stock option awards under our stock option and incentive plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended October 30, 2004	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004

Net income as reported	$7,150	$4,886	$15,775	$11,343
Add: Stock-based compensation expense included in reported net income, net of related tax effects	45	0	115	0
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(272)	(669)	(776)

Pro forma net income	$6,990	$4,614	$15,221	$10,567

Basic net income per share
As reported	$.54	$.38	$1.21	$.89
Pro forma	$.53	$.36	$1.16	$.82
Diluted net income per share
As reported	$.53	$.38	$1.18	$.87
Pro forma	$.52	$.35	$1.14	$.81

The weighted-average fair value of options granted was $8.29 for the nine months ended October 29, 2005 and $7.14 for the nine months ended October 30, 2004.  The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	October 29, 2005	October 30, 2004

Risk free interest rate	4.3%	3.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	52.7%	58.3%
Expected term	5 Years	5 Years

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

Historically we recognized straight line rent expense for leases beginning on the earlier of the rent commencement date or the store opening date.  This had the effect of excluding the build-out period of our stores from the calculation of the period over which we expense rent.  We have changed this practice to include the build-out period.

in our calculation of rent expense.  As a result, we restated the annual financial statements for fiscal years 2003 and 2002 included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  As such, we have restated the condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 2004.  While this change results in an acceleration of the commencement of rent expense for each lease, the total rent due under the lease remains unchanged and is amortized over a greater number of months.  This change has no effect on historical or future cash flows or the timing or amounts of payments under related leases.  In addition to the aforementioned restatement, we reclassified lease incentives from the investing section of the statement of cash flows to the operating activities section.

A summary of the significant effects of the restatement on the previously filed condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 2004 are reflected in the tables below.

	October 30, 2004

(In thousands)	As Previously Reported	As Restated

Consolidated Balance Sheet
Current Assets:
Deferred income tax benefit	$684	$0
Current Liabilities:
Accrued and other liabilities	9,718	9,709
Deferred income taxes	0	725
Deferred lease incentives	7,929	6,705
Accrued rent	2,897	6,839
Deferred income taxes	8,080	5,616
Shareholders’ Equity:
Retained Earnings	93,769	92,114

	Thirteen Weeks Ended October 30, 2004		Thirty-nine Weeks Ended October 30, 2004

(In thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Income
Cost of sales (including buying, distribution and occupancy costs)	$115,341	$115,421	$318,227	$318,394
Gross Profit	47,376	47,295	128,082	127,914
Operating Income	8,227	8,145	19,271	19,103
Income before income taxes	8,089	8,010	18,762	18,595
Income tax expense	3,155	3,124	7,317	7,252
Net Income	4,934	4,886	11,445	11,343
Net income per share:
Basic	$.38	$.38	$.89	$.89
Diluted	$.38	$.38	$.88	$.87

	Thirty-nine Weeks Ended October 30, 2004

(In thousands)	As Previously Reported	As Restated

Consolidated Statements of Cash Flows
Net cash provided by operating activities	$8,127	$8,656
Net cash used in investing activities	(11,032)	(11,561)

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

Factors That May Effect Future Results

This report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of hurricanes on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors, see “BUSINESS - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of October 29, 2005, we operated 265 stores in 24 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Valuation of Long-Lived Assets - We review long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable and annually when no such event has occurred.  We evaluate the ongoing value of assets associated with retail stores that have been open longer than one year.  When events such as these occur, the assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgement and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Deferred Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse.  Inherent in the measurement of these deferred balances are certain judgements and interpretations of existing tax law and other published guidance as applied to our operations. We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will not be sufficient to recover the full amount of deferred tax assets.  Therefore, a valuation allowance has been provided for certain state operating losses recorded as a deferred tax asset.  Our effective tax rate considers our judgement of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.  We have also been involved in tax audits.  At any given time, multiple tax years are subject to audit by various taxing authorities.

Results of Operations

	Number of Stores				Store Square Footage		Comparable Store Sales Increase (Decrease)

Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period

April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%
July 30, 2005	260	7	1	266	60,000	3,047,000	2.9%
October 29, 2005	266	2	3	265	(18,000)	3,029,000	8.3%
Year-to-date	255	14	4	265	94,000	3,029,000	5.5%

May 1, 2004	237	11	0	248	114,000	2,866,000	(2.2)%
July 31, 2004	248	2	0	250	22,000	2,888,000	(3.7)%
October 30, 2004	250	6	1	255	50,000	2,938,000	0.4%
Year-to-date	237	19	1	255	186,000	2,938,000	(1.5)%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended October 30, 2004	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.5	70.9	70.9	71.3

Gross profit	29.5	29.1	29.1	28.7
Selling, general and administrative expenses	23.1	24.1	23.8	24.4

Operating income	6.4	5.0	5.3	4.3
Interest expense-net	.1	.1	.1	.2

Income before income taxes	6.3	4.9	5.2	4.1
Income taxes	2.4	1.9	2.0	1.6

Net income	3.9%	3.0%	3.2%	2.5%

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

Net sales increased $20.0 million to $182.7 million in the third quarter of 2005, a 12.3% increase over net sales of $162.7 million in the comparable prior year period. Of the increase, $7.1 million was attributable to the additional sales generated by the 25 new stores opened since August 1, 2004 (net of eight store closings) with the balance attributable to the 8.3% increase in comparable store sales.

Net sales increased $45.8 million to $492.1 million in the first nine months of fiscal 2005, a 10.3% increase over net sales of $446.3 million in the comparable prior year period.  Of the increase, $22.5 million was attributable to the additional sales generated by the 36 new stores opened in fiscal 2004 and the first nine months of fiscal 2005 (net of eight store closings) with the balance attributable to the 5.5% increase in comparable store sales.

After a slower than expected start to the back-to-school season, our business improved significantly as we moved through the third quarter of 2005 and culminated with a comparable store sales increase of 21.2% in the month of October.  Each of our major product categories posted comparable store sales increases with women’s non-athletic leading with an increase in excess of 20%, followed closely by a mid double-digit increase in our men’s non-athletic category.

As we have indicated in the past, our merchants have expended considerable effort over the course of the past year to enhance the fashion content of our women’s and men’s non-athletic merchandise.  We believe our customers have responded well to these changes as both of these categories have recorded strong comparable store sales increases in each of the three quarters of fiscal year 2005.  On a year-to-date basis our women’s non-athletic category is leading our comparable stores sales growth with low double digit increases.  Our men’s non-athletic category is following with near double digit increases.

Gross Profit

Gross profit increased $6.6 million to $53.9 million in the third quarter of 2005, a 13.9% increase over gross profit of $47.3 million in the comparable prior year period.  Our gross profit margin increased to 29.5% in the third quarter of 2005 from 29.1% in the same period last year.  As a percentage of sales, the merchandise gross profit margin decreased 0.3% and buying, distribution and occupancy costs decreased 0.7% as compared to the same period last year.  The merchandise gross profit margin decline was primarily due to escalating in-bound freight charges.  The decrease in buying, distribution and occupancy costs, as a percentage of sales, was primarily a result of leveraging occupancy costs against a higher sales base.

Gross profit increased $15.1 million to $143.0 million in the first nine months of fiscal 2005, an 11.8% increase over gross profit of $127.9 million in the comparable prior year period.  Our gross profit margin increased to 29.1% from 28.7% in the same period last year.  As a percentage of sales, the merchandise gross profit margin increased 0.1% from last year while buying, distribution and occupancy costs decreased 0.3%.  The decrease in buying, distribution and occupancy costs as a percentage of sales was primarily a result of leveraging occupancy costs against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million to $42.2 million in the third quarter of 2005 from $39.2 million in the comparable prior year period.  Approximately $1.7 million of this increase was attributable to the direct costs of opening and operating 25 new stores (net of eight store closings).  Additionally, health care costs increased by $1.1 million in the third quarter of 2005 resulting primarily from several catastrophic claims and incentive compensation increased by $600,000 as a result of higher operating income which is a major component of the associate incentive plans currently in place.  We do not anticipate that our health care costs will experience such significant increases on a recurring basis.

Pre-opening costs were $215,000, or 0.1% of sales, for the third quarter of 2005 as compared to $456,000, or 0.3% of sales, for the third quarter of 2004.  We opened two stores in the third quarter of 2005 as compared to the six stores that we opened in the third quarter of 2004.

As a percentage of sales, total selling, general and administrative expenses decreased to 23.1% in the third quarter of 2005 from 24.1% in the same period last year.  This reduction was primarily related to leveraging store selling expenses against a higher sales base and the aforementioned decrease in pre-opening costs.  These savings were partially offset by the increases in health care costs and incentive compensation for the current quarter.

Selling, general and administrative expenses increased $8.2 million to $117.0 million in the first nine months of fiscal 2005 from $108.8 million in the comparable prior year period.  Approximately $5.1 million of this increase was attributable to the direct costs of opening and operating 36 new stores (net of eight store closings).  An additional $1.3 million was incurred for health care costs along with an additional $1.1 million for incentive compensation as compared to the same period in the prior year.  The increase in incentive compensation for the first nine months of fiscal 2005 was primarily a result of higher operating income which is a major component of the associate incentive plans currently in place.

Pre-opening costs were $704,000, or 0.1% of sales, for the first nine months of fiscal 2005 as compared to $1.3 million, or 0.3% of sales, for the first nine months of 2004.

As a percentage of sales, total selling, general and administrative expenses decreased to 23.8% in the first nine months of fiscal 2005 from 24.4% in the same period last year. This reduction was primarily related to leveraging store selling expenses against a higher sales base and the aforementioned decrease in pre-opening costs.  These savings were partially offset by the increases in health care costs and incentive compensation for the current year-to-date period.

Interest Expense-Net

Net interest expense decreased to $100,000 for the third quarter of 2005 from $135,000 for the third quarter of 2004 and to $361,000 for the first nine months of fiscal 2005 from $508,000 for the first nine months of 2004, both primarily as a result of lower average borrowings.

Income Taxes

The effective income tax rate for the third quarter and the first nine months of fiscal 2005 decreased to 38.4% from 39.0% for the same time periods in 2004 due to lower state income taxes.  We expect our effective income tax rate for the full year of fiscal 2005 to approximate 38.4%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  For the first nine months of fiscal 2005, net cash provided by operating activities was $4.3 million compared to net cash provided by operating activities of $8.7 million for the first nine months of last year. These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $4.4 million decrease in cash provided by operating activities between the two respective periods related primarily to the timing of the payment of accounts payable and recognition of accrued liabilities, along with the cash paid for taxes net of the reversal of deferred tax items.  These uses of cash were partially offset by an increase in net income along with a slowed growth in inventory associated with a reduced pace of store openings.

Working capital increased to $137.9 million at October 29, 2005 from $130.8 million at October 30, 2004.  This increase resulted primarily from the increase in inventory for the net addition of ten stores.  The current ratio was 3.7 to 1 at October 29, 2005 as compared with 3.6 to 1 at October 30, 2004.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) decreased to 6.3% at October 29, 2005, compared to 13.5% at October 30, 2004 primarily due to the reduction in long-term debt.

Capital expenditures were $11.6 million in the first nine months of fiscal 2005.  Of these expenditures, approximately $3.8 million was incurred for new stores, $3.5 million for store remodeling and relocations, and $2.0 million for software and information technology.  The remaining capital expenditures were incurred for in-store graphics and miscellaneous equipment purchases.  Lease incentives received from landlords were $874,000 for the first nine months of fiscal 2005.

During the first nine months of fiscal 2005, we opened 14 new stores, with two of these opening in the third quarter.  Three stores were closed during the third quarter of 2005.  We plan to open one store in the fourth quarter of this year and close an additional three, thus finishing our 2005 fiscal year with 263 stores.  Of the 19 stores opened during the first nine months of 2004, six stores were opened in the third quarter.

We currently anticipate opening approximately 15 new stores in 2006 and closing four existing stores.  These new stores will be located within our current geographic footprint, targeting existing markets with additional stores or entering new single store markets where we can gain immediate market penetration.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in 2005 are expected to average approximately $362,000 and lease incentives received from landlords are expected to average $54,000.  The average inventory investment in a new store is expected to range from $450,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $51,000 per store in 2005 with individual stores experiencing variances in expenditure levels based on the specific market.

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

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent; and a maximum of total distributions for stock repurchases.  We were in compliance with these requirements as of October 29, 2005.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q.  Borrowings outstanding under the credit facility were $12.0 million and letters of credit outstanding were $7.0 million at October 29, 2005.  As of October 29, 2005 $51.0 million was available to us for additional borrowings under the credit facility.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $64,000 for the first nine months of fiscal 2005 and $169,000 for the first nine months of 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 29, 2005, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)		Exhibits continued

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

Date: December 8, 2005	SHOE CARNIVAL, INC. (Registrant)

	By:	/s/ W. Kerry Jackson

W. Kerry Jackson
Executive Vice President
and Chief Financial Officer