Form 10-K
period 2006-01-28
SHOE CARNIVAL INC
filed 2006-04-13
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 28, 2006

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

COMMON STOCK, $.01 PAR VALUE

(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $202,371,172 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 4, 2006 were 13,379,918.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 12, 2006 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 28, 2006

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  See ITEM 1A.  RISK FACTORS.

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands.  We differentiate ourselves from our competitors by our distinctive, highly promotional in-store marketing effort and large stores that average 11,500 square feet, generate an average of approximately $2.5 million in annual sales and house an average inventory of approximately 30,000 pairs of shoes per location.  As of January 28, 2006, we operated 263 stores in 23 states in the Midwest, South and Southeast regions of the United States.

We make available free of charge through the Investor Relations portion of our website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our annual report on Form 10-K as filed with the Securities and Exchange Commission is available without charge to shareholders, investment professionals and securities analysts upon written request.  Requests should be directed to Investor Relations at the corporate address.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

Business Strategy

Our goal is to continue to grow our net sales and earnings by strengthening our position as the logical destination store for our customers’ footwear needs.  Key elements of our business strategy are as follows.

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

We offer a broad merchandise assortment.  Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  The average store carries approximately 30,000 pairs of shoes in four general categories - men’s, women’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear.  We place significant emphasis on visual merchandising and the promotion of nationally recognized name brands.  We communicate the importance of these brands through creative signage and other visual aids on the fixtures throughout the stores.

We believe that by offering a wide selection of both athletic and non-athletic footwear, we are able to reduce our exposure to shifts in fashion preferences between those categories.  Our ability to identify and react to fashion changes is a key factor in our sales and earnings performance.

We offer value to our customers.  Our marketing effort targets middle income, value conscious consumers seeking name brand footwear for all age groups.  We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal.  Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family.  We also believe our highly promotional in-store shopping environment contributes to a reputation of value pricing throughout the store.

We maintain an efficient store level cost structure.  Our cost efficient store operations and real estate strategy enable us to price products competitively and earn attractive store level returns.  Low labor costs are achieved by housing merchandise directly on the selling floor in an open stock format, enabling customers who choose to serve themselves.  This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales.  We prefer to locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value oriented shoppers.

We rely heavily on information technology.  We have invested significant resources in information technology.  Our proprietary inventory management and point-of-sale systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations.  Our store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day.  Reacting to sales trends, our mic-people use this information to choose from among a number of product promotions supplied by our centralized merchandising staff.  Our data warehouse enables the merchandising staff to analyze sales, margin and inventory levels by store, by day, down to the size of shoe if necessary.  Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives.  We believe timely access to key business data has enabled us in the past to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy

Key elements of our growth strategy are as follows:

We will to continue to grow our store base.  Aside from comparable store sales increases, the majority of our sales and earnings growth is expected to be generated by the opening of new stores.  In 2006, we expect to open between eight and 10 stores, net of store closings.  These new stores will be located in large and small markets within our existing geographic areas.  Our intention is to fill in certain under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market.  We also intend to enter smaller markets that we can fully penetrate with one or two stores.  We generally can advertise more effectively in these markets, which helps to create immediate brand awareness.  We have adjusted, and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges.  We intend to accelerate our growth in the latter half of 2007, subject to the availability of sufficient real estate and the continued health of the retail market.

We typically enter larger markets (populations greater than 400,000) by opening two or more stores at approximately the same time.  In smaller markets that can only support a single store, we generally will seek locations in reasonably close proximity to other existing markets.  This strategy supports more efficient management and advertising, as well as reducing distribution costs.  We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

One of our major goals is to improve our operating margins.  We are focused on improving our operating margins by increasing our gross margin and leveraging general and administrative expenses against a higher sales base.  A primary opportunity to increase our gross margin is to increase women’s non-athletic sales as a percentage of our total business.  Women’s product has historically achieved the highest gross margin.  To achieve this goal, we have improved the fashion content of our women’s merchandise assortment, particularly in the dress and casual categories.  Secondly, to highlight our women’s merchandise, we introduced a new store design in fiscal 2003 that prominently displays women’s footwear immediately upon entering the store.  At the end of fiscal 2005, approximately 128 of our existing stores had the new design.  In addition to new stores, we will incorporate the new design in stores as they are remodeled, which normally occurs upon lease renewal.

Merchandising

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family.  Our stores carry an average of approximately 30,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts.  Our stores also carry complementary accessories such as handbags, wallets, shoe care items and socks.  The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of value pricing.  We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles.  These displays may highlight a product offering of a single vendor or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors.  These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands.  Expenses for signage and visual displays highlighting a particular brand typically will be partially or fully reimbursed by the vendor.

The table below sets forth our percentage of sales by product category for fiscal years 2005, 2004 and 2003.

Fiscal Year	2005	2004	2003

Women’s	25%	23%	24%
Men’s	15	15	15
Children’s (1)	16	17	16
Athletics (2)	40	41	41
Accessories and Miscellaneous Items	4	4	4

	100%	100%	100%

(1) Children’s includes children’s athletic shoes.
(2) Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  Athletic shoes are classified by functionality, such as running, basketball or fitness shoes.  In fiscal 2005, athletic styles, including children’s sizes, represented slightly more than half of our footwear sales.

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

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories.  Approximately 55% of our total advertising budget was directed to television and radio in fiscal 2005.  Print media (including newspaper ads, inserts and direct mail) and outdoor advertising accounted for the balance of the budget.  A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible.  Major promotions during grand openings and peak selling periods allow customers to win prizes such as gift cards, merchandise or cash.

We strive to make each store opening a major retail event.  Grand openings feature contests and giveaways of cash and prizes.  We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Store Location and Design

The number of stores opened and closed during fiscal years 2005, 2004 and 2003 were as follows:

Fiscal Year	2005	2004	2003

Stores open at beginning of year	255	237	207
Opened during year	15	22	37
Closed during year	7	4	7

Stores open at end of year	263	255	237

At January 28, 2006, we had 263 stores located in 23 states, primarily in the Midwest, South and Southeast regions of the United States.  Although two stores are located in enclosed malls, we prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods.  We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

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

As of January 28, 2006, our stores averaged approximately 11,500 square feet, ranging in size from 6,400 to 26,500 square feet.  Our current store prototype utilizes between 6,500 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service.  The sales area of most stores is approximately 85% of the gross store size.

Our stores are designed and fixtured to reflect the high energy level of our retail concept.  Stores are typically equipped with a sound system, microphone and entertainment devices such as the Spin-N-Win™ Wheel.  With an open stock format, merchandise is displayed by category, with athletic footwear providing transition between men’s and women’s footwear.

Updated Store Design.  The store design and logo utilized by 51% of our stores was introduced in 1996.  This design conveys a carnival-like atmosphere through the use of distinctive signs, flashing colored lights, large mirrors and bold colors.  While we believe the existing design will continue to be successful into the future, a new store design was developed and rolled out in all stores opened and remodeled in fiscal 2003 and after.  The new design incorporates the excitement and energy that makes Shoe Carnival distinctive, but features a contemporary look and feel by utilizing a more muted color scheme, larger-than-life sized graphics, better visual displays and an improved wayfinding system.  In addition, the Shoe Carnival logo was redesigned to reflect the store’s new color scheme and contemporary look.

The new design highlights our women’s non-athletic merchandise by relocating it from an interior position to the front window line.  We also showcase our latest women’s styles on displays, which can be seen by customers as they enter the store.  Prominently displaying the women’s merchandise is one way in which we expect to achieve our goal of raising the percentage of sales of women’s merchandise from 25% in fiscal 2005 to between 28% and 30% over the next four years.  At the end of fiscal 2005, approximately 128 of our stores had the new design.  As designs change, we will continue to remodel stores and open new stores with the latest store concept.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by the Senior Vice President - Store Operations, divisional managers, regional managers and the individual store general managers.  There are three divisions designated as the North, Central and South Divisions.  Each divisional manager is responsible for up to approximately twelve regions.  Each regional manager is responsible for the operation of between six and 17 stores and is required to visit each store periodically, concentrating more heavily on under-performing stores.  Regional managers meet with their respective divisional manager and other members of senior management on a periodic basis to discuss strategies, merchandise, advertising, financial performance and personnel requirements.

Each store has a general manager and up to three assistant managers, depending on sales volume.  General managers and most assistant managers are paid a salary, while all other store employees are paid on an hourly basis.  We provide an incentive compensation plan for divisional, regional and general managers based primarily upon the attainment of sales, expense control and profitability goals.

Administrative functions are centrally controlled from the corporate headquarters.  These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.  Regional and general managers are expected and encouraged to provide feedback to all corporate departments to improve efficiencies.  Regional and general managers are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.

Distribution

We operate a single 200,000 square foot distribution facility in Evansville, Indiana.  The distribution center processes virtually all merchandise prior to shipping it to the stores.  At a minimum, this includes count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments and allocation of shipments to individual stores.  Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless.  Merchandise is typically shipped to each store one time per week.  The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

In fiscal 2004, we completed a forward-looking logistics study evaluating the need for additional distribution center capacity as we grow.  We intend to replace our existing 200,000 square foot distribution center with a new 410,000 square foot facility.  Construction of the facility began in the spring of 2006.  We anticipate this facility will support the processing and distribution needs of approximately 465 stores.  We will lease the land, building and improvements for an initial period of 15 years.  We have the right to extend the initial lease term for up to three additional, successive, five-year periods.  We will also have the right to expand into a designated expansion area as long as we provide 120 days written notice to the property owner.  Expansion under this option would provide us the processing capacity to support a total of approximately 650 stores.  The new distribution center, located in the Evansville, Indiana area, will utilize state-of-the-art processing and product movement equipment.  The preliminary cost estimate for the equipment is approximately $18 million.  We expect the new facility to be in operation in January 2007.  See PART II, ITEM 7 –  “2006 Outlook” for further details.

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

We purchase merchandise from over 170 footwear vendors.  In fiscal 2005, three suppliers, Nike USA, Inc., Adidas Sales, Inc., and Skechers USA, Inc. each accounted for 10%, or more, of our net sales and together accounted for over 36% of our net sales.  Amounts for Adidas Sales, Inc. include our purchases from Reebok International Ltd. for the entire fiscal year.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

Information Systems

We have devoted significant resources to expand our sophisticated information technology systems.  Our network connects our corporate office to every store, providing up-to-date sales and inventory information as required.  Each store has an independent point-of-sale controller, with two to 12 point-of-sale terminals per store.  To provide maximum flexibility and maintain data integrity, our information systems are based upon relational database technology.  Our distribution facility utilizes a radio frequency network to assure accurate, real-time information throughout the distribution operation.  Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width.  Additional data analysis can be quickly provided on demand by the merchandising or data warehouse applications.

A state-of-the-art point-of-sales system uses bar code technology to capture sales, gross margin and inventory information.  The system provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin analysis by product category at the store level and customer tracking.

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

Employees

At January 28, 2006, we had approximately 4,000 employees, of which approximately 2,200 were employed on a part-time or seasonal basis.  The number of employees fluctuates during the year primarily due to seasonality.  None of our employees are represented by a labor union.

We attribute a large portion of our success in various areas of cost control to our inclusion of virtually all management level employees in incentive compensation plans.  We contribute all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in company-sponsored plans.  Additionally, we sponsor a 401(k) retirement plan that is open to all employees who have met the minimum age and workhour requirements.  All employees are eligible to receive discounts on purchases from our stores.  We consider our relationship with our employees to be satisfactory.

Trademarks

We own the following federally registered trademarks and servicemarks:  Shoe Carnival®, The Carnival®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Fresh Stuff®, Innocence®, Trade Dress®, Carnival Lites® and Color Block Design®.  We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations.  We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

ITEM 1A	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock.  Investing in our common stock involves a high degree of risk.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  See ITEM 1.  BUSINESS - “Forward-Looking Statements.”

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In fiscal 2005, three branded suppliers, Nike USA, Inc.,

Adidas Sales, Inc., including Reebok International Ltd., and Skechers USA, Inc. collectively accounted for over 36% of our net sales.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  Although our relations with key suppliers are currently satisfactory and we have adequate sources of name brand and other merchandise at competitive prices, we cannot assure you that we will be able to acquire such merchandise at comparable prices or on comparable terms in the future.  As is common in the industry, we do not have any long-term contracts with our suppliers.

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

We face significant competition in our markets and we may be unable to compete favorably.  The retail footwear industry is highly competitive.  We compete primarily with department stores, shoe stores, sporting goods stores and mass merchandisers.  Many of our competitors are significantly larger and have substantially greater financial and other resources than we do.  Economic pressures on or bankruptcies of our competition could result in increased pricing pressures.  This competition could adversely affect our results of operations and financial condition in the future.

We will require significant funds to implement our growth strategy and meet our other liquidity needs.  We cannot assure you that we will be able to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs.  In 2006, capital expenditures, including assets acquired through leasing arrangements but net of lease incentives, are expected to range from $29 million to $31 million.  Our actual costs may be greater than anticipated.  We also require working capital to support inventory for our existing stores.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  In addition, our results would be adversely affected if interest rates materially increase from present levels.

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

We would be adversely affected if our distribution or information technology operations were disrupted.  We currently operate a single, 200,000 square foot distribution center in Evansville, Indiana.  We intend to replace this distribution center with a 410,000 square foot distribution center in January 2007.  Virtually all merchandise received by our stores, with the exception of a small amount of goods shipped directly to the stores, is and will be shipped through our distribution center.  Our corporate computer network is essential to our distribution process.  If our distribution center is shut down for any reason, such as a national disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores.  Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, but does not cover other events such as national disasters or terrorist attacks.  Even in the event of a shutdown due to covered matters, we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be paid to us in a timely fashion.  Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price.  We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control.  We have expended, and expect that we will continue to expend, significant management time and resources documenting and testing our internal control over financial reporting.  While management’s evaluation as of January 28, 2006 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods.  If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports.  Any such events could have a material adverse effect on our stock price.

We are controlled by our principal shareholder.  J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and his adult children together own approximately 43% of our outstanding common stock.  Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations.  In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

Provisions of our organizational documents and Indiana law might deter acquisition bids for us.  Our Restated Articles of Incorporation and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations.  The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of the common stock.  Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of more than 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.  Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved.  In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of the common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease all existing stores and intend to lease all future stores.  All leases for existing stores provide for fixed minimum rentals and most provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state as of January 28, 2006:

State	#

Alabama	8
Arkansas	7
Colorado	6
Florida	19
Georgia	13
Iowa	6
Illinois	25
Indiana	20
Kansas	3
Kentucky	12
Louisiana	10
Michigan	8
Missouri	19
Mississippi	6
North Carolina	13
Ohio	14
Oklahoma	6
South Carolina	11
Tennessee	13
Texas	26
Virginia	9
Wisconsin	5
West Virginia	4

Total Stores	263

As of January 28, 2006, we owned our combined corporate headquarters and distribution center, which is located at 8233 Baumgart Road, Evansville, Indiana.  During February 2006, we completed the sale of this facility.  Under the terms of the sale agreement, we will lease our current headquarters and distribution center during the anticipated construction period of both of our new headquarters and distribution center.  The initial term of the lease runs through January 31, 2007 with an option to extend the term by twelve months for one or both of the portions of the combined facility.  The lease additionally provides for early termination to coincide with occupancy of our new facilities.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Store Location and Design” and “Distribution” as well as PART II, ITEM 7 – “2006 Outlook”.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2005 fiscal year.

Executive Officers

Name	Age	Position

J. Wayne Weaver	71	Chairman of the Board and Director
Mark L. Lemond	51	President, Chief Executive Officer and Director
Timothy T. Baker	49	Executive Vice President - Store Operations
W. Kerry Jackson	44	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	52	Executive Vice President - General Merchandise Manager

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

Mr. Jackson has been employed as Executive Vice President - Chief Financial Officer and Treasurer since August 2004.  From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer.  From September 1996 to June 2001, Mr. Jackson served as Vice President – Chief Financial Officer and Treasurer.  From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer.  Prior to January 1993, Mr. Jackson held various accounting positions with us.  Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm.  He is a Certified Public Accountant.

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

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this Annual Report in lieu of being included in our Proxy Statement for our 2006 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the Nasdaq Stock Market under the trading symbol “SCVL” since March 16, 1993.

The quarterly high and low trading prices for fiscal 2005 and fiscal 2004 were as follows:

	High	Low

Fiscal Year 2005
First Quarter	$20.08	$12.26
Second Quarter	25.19	17.28
Third Quarter	25.28	13.74
Fourth Quarter	23.53	15.65
Fiscal Year 2004
First Quarter	$17.49	$12.63
Second Quarter	15.45	12.48
Third Quarter	13.45	11.35
Fourth Quarter	13.85	11.58

As of March 24, 2006, there were approximately 217 holders of record of our Common Stock and approximately 2,229 beneficial owners of our Common Stock.

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

No unregistered equity securities were sold by us during fiscal 2005.

We did not purchase any of our equity securities during fiscal 2005.

The information required by this Item concerning securities authorized for issuance under our equity plans has been set forth in or incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Form 10-K.

(In thousands, except per share and operating data)

Fiscal years(1)	2005	2004	2003	2002	2001

Income Statement Data:
Net sales	$655,638	$590,186	$557,923	$519,699	$476,556
Cost of sales (including buying, distribution and occupancy costs)	465,942	422,961	399,713	370,190	341,617

Gross profit	189,696	167,225	158,210	149,509	134,939
Selling, general and administrative expenses	158,860	146,360	138,178	123,658	112,736

Operating income	30,836	20,865	20,032	25,851	22,203
Interest expense-net	354	658	714	785	2,275

Income before income taxes	30,482	20,207	19,318	25,066	19,928
Income tax expense	11,692	7,678	7,341	9,400	7,473

Net income	$18,790	$12,529	$11,977	$15,666	$12,455

Net income per share:
Basic	$1.43	$.98	$.94	$1.25	$1.03
Diluted	$1.40	$.96	$.92	$1.21	$1.00
Average shares outstanding:
Basic	13,128	12,820	12,677	12,561	12,124
Diluted	13,457	13,051	13,049	12,976	12,483
Selected Operating Data:
Stores open at end of year	263	255	237	207	182
Square footage of store space at year-end (000’s)	3,012	2,935	2,752	2,401	2,104
Average sales per store (000’s)	$2,524	$2,404	$2,548	$2,675	$2,743
Average sales per square foot	$219	$207	$219	$232	$237
Comparable store sales (2)	6.9%	(0.8)%	(3.0)%	(0.4)%	3.0%

Balance Sheet Data:
Working capital	$131,778	$115,495	$114,670	$93,951	$91,239
Total assets	274,833	256,905	245,769	218,413	201,509
Long-term debt	0	7,300	21,956	15,503	27,672
Total shareholders’ equity	181,155	156,919	142,998	129,595	110,979

(1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2005, 2004, 2003, 2002, and 2001 relate respectively to the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003, and February 2, 2002. Each of those fiscal years consisted of 52 weeks.

(2)

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

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Form 10-K.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of January 28, 2006, we operated 263 stores in 23 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our marketing effort targets middle income, value-conscious consumers seeking name brand footwear for all age groups.  We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal.  Our cost-efficient store operations and real estate strategy enable us to price products competitively and earn attractive store level returns.  Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers who choose to serve themselves.  This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales.  We locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-oriented shoppers.

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31.  Unless otherwise stated, references to the fiscal years 2005, 2004 and 2003 relate respectively to the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.  Fiscal years 2005, 2004 and 2003 consisted of 52 weeks.  Fiscal year 2006 will end on February 3, 2007, and will consist of 53 weeks.

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

2006 Outlook

We plan to make several infrastructure enhancements in fiscal 2006 to enable us to pursue more aggressive expansion opportunities in fiscal 2007 and beyond.  In fiscal 2006, we intend to open between 13 and 15 new stores and close five stores.  We will continue to back fill underpenetrated markets and open smaller, one or two store markets in relatively close proximity to existing markets.

New Support Facilities - In fiscal 2006, construction has begun on a new distribution center and will begin on a new corporate headquarters as our future store expansion plan requires additional distribution capacity.  Our current corporate headquarters and distribution center are located in a combined facility on a lot of approximately 11 acres.  In mid February 2006, we signed a 15 year lease with a real estate developer who will construct, to our specifications, a new distribution center of approximately 410,000 square feet located on a 43-acre lot in the Evansville, Indiana area.  This location has ready access to I-64, a major east-west interstate, and also has the potential for rail utilization.  We plan to invest approximately $18 million in capital expenditures to equip this facility.  We selected tilt-tray technology to replace our current pack-by-light system for the handling and packaging of shoes into store specific assortments as directed by our merchandisers.  This technology will allow us to process product through the distribution center at a higher rate.  Once operational, the distribution center is anticipated to support the needs of approximately 465 stores.  The lease provides for the option of expanding the facility to accommodate the processing needs of approximately 650 stores.

We also plan to occupy a new corporate headquarters in the Evansville, Indiana area by the end of the first half of fiscal 2007.  It is our intention to lease this new facility.  We currently utilize approximately 48,000 square feet for our administrative offices.  In order to allow for necessary expansion, our new headquarters will be approximately 60,000 square feet.  We plan to invest approximately $1 million in capital expenditures on furniture and fixtures for this facility.

In February 2006, we sold our current combined distribution center and corporate headquarters and entered into a lease to continue occupancy until such time as our new facilities are available.  The initial lease term expires on January 31, 2007; however the lease has an option that allows us to continue our occupancy until January 31, 2008, if necessary.  It also provides for early termination upon our relocation to new facilities.

Information Technology - In 2006, we will be implementing a wide area network, providing connectivity between our headquarters, distribution center and our stores.  This technology will provide the platform for immediate operational enhancements in the areas of credit and debit exchange fees and provide the infrastructure necessary to further evolve the communication between our many support departments and the operational side of our business.

In the late spring of 2006, we will also begin utilizing markdown optimization software.  We expect to significantly enhance our gross profit margin potential with this software and its consequential operating changes.  We intend to also use this software as a platform to implement a regional pricing strategy.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	71.1	71.7	71.6

Gross profit	28.9	28.3	28.4
Selling, general and administrative expenses	24.2	24.8	24.8

Operating income	4.7	3.5	3.6
Interest expense-net	0.1	0.1	0.1

Income before income taxes	4.6	3.4	3.5
Income tax expense	1.7	1.3	1.3

Net income	2.9%	2.1%	2.2%

2005 Compared to 2004

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

Net sales increased $65.4 million to $655.6 million in fiscal 2005, an 11.1% increase over net sales of $590.2 million in fiscal 2004.  Of the increase, $27.8 million was attributable to the sales generated by the 15 stores opened in fiscal 2005, the effect of a full year’s worth of sales for the 22 stores opened in fiscal 2004, and partially offset by seven store closings.  The balance of the increase was attributable to a comparable store sales increase of 6.9%.

In the last half of fiscal 2004, we undertook two initiatives.  The first was to enhance the fashion content of our men’s and women’s non-athletic product and the second was to improve the way in which we advertise to our customers.  In fiscal 2005, our focus on these initiatives led us to the best year, from a sales and earnings perspective, in our history.  The record 6.9% comparable store sales gain for fiscal 2005 was due to the results achieved in both our women’s and men’s non-athletic business.  Our men’s non-athletic product had a comparable store sales increase of 11.0%.  Our women’s non-athletic product had an even greater comparable store sales increase of 14.7%.

As we look forward to fiscal 2006, the focus will remain on increasing our brand recognition, as well as improving the fashion aspect of our business to drive comparable store sales gains through a combination of increased unit sales and growth in average price points.

Gross Profit

Our gross profit increased $22.5 million to $189.7 million in fiscal 2005, a 13.4% increase from a gross profit of $167.2 million in fiscal 2004.  Our gross profit margin, as a percentage of sales, rose to 28.9% for fiscal 2005 as compared to 28.3% for fiscal 2004.  As a percentage of sales, the merchandise margin increased 0.2% and buying, distribution and occupancy costs decreased 0.4%.  The decrease in buying, distribution and occupancy costs, as a percentage of sales, was due primarily to leveraging occupancy costs against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.5 million to $158.9 million in fiscal 2005 from $146.4 million in fiscal 2004.  Approximately $5.3 million of this increase was directly attributable to operating the 37 new stores opened in fiscal 2004 and fiscal 2005 (net of seven store closings in fiscal 2005).  We also incurred an increase of $1.9 million in health care costs and an increase of $2.2 million for incentive compensation in fiscal 2005 as compared to fiscal 2004.  The increase in incentive compensation was primarily a result of higher operating earnings, which is the major component of our performance-based incentive plans.

During fiscal 2005, we incurred $1.5 million in store closing costs related to seven fiscal 2005 store closings and impairment charges for three stores expected to be closed in fiscal 2006.  In fiscal 2004, we incurred $565,000 in store closing costs for six stores that were closed in fiscal 2004 and fiscal 2005.  The year-over-year increase is primarily attributable to impairment charges for three stores we expect to close in fiscal 2006.  Barring any additional closings, we anticipate that our remaining fiscal 2006 store closing costs will be less than $145,000.

The aggregate of pre-opening expenses for the 15 new stores in fiscal 2005 was approximately $753,000, or 0.1% of sales, and was $1.7 million, or 0.3% of sales, for the 22 new stores in fiscal 2004.  Our average pre-opening costs per store dropped by nearly 35% in fiscal 2005 to $50,000 from $77,000 in fiscal 2004.  Approximately 65% of this decrease was due to an increase in cooperative advertising dollars received from our vendors and differences in advertising costs in markets where we have opened new stores.

As a percentage of sales, selling, general and administrative expenses decreased to 24.2% in fiscal 2005 from the prior year at 24.8%.  This percentage decrease was primarily due to leveraging expenses against a larger sales base.  However, this leveraging was partially offset by a 0.2% increase in employee healthcare and a 0.3% increase in incentive compensation, both as a percentage of sales.  The increase in incentive compensation as a percentage of sales was primarily a result of higher operating earnings, which is the major component of our performance-based incentive plans currently in place.

Interest Expense-net

Interest expense decreased to $354,000 (net of interest income of $171,000) in fiscal 2005 from $658,000 (net of interest income of $73,000) in fiscal 2004.  The decrease was attributable to lower average borrowings in addition to an increase in interest income.

Income Taxes

The effective income tax rate was 38.4% for fiscal 2005 and 38.0% in fiscal 2004.  The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.  In fiscal 2006, increases in state income taxes are expected to increase the effective income tax rate to between 38.5% and 39.0%.

2004 Compared to 2003

Net Sales

Net sales increased $32.3 million to $590.2 million in fiscal 2004, a 5.8% increase over net sales of $557.9 million in fiscal 2003.  Of the increase, $36.4 million was attributable to the sales generated by the 22 stores opened in fiscal 2004, the effect of a full year’s worth of sales for the 37 stores opened in fiscal 2003, and partially offset by four store closings.  This increase was offset by a comparable store sales decrease of 0.8%.

While sales of athletic footwear and accessories in our comparable stores increased slightly for the 2004 fiscal year, our men’s, women’s and children’s non-athletic footwear categories each experienced declines in comparable store sales.  In the first two quarters of fiscal 2004, we saw declines in our comparable store sales, but ended the year with back-to-back quarterly comparable store sales gains.  We believe the improved sales performance in the second half of the year was at least partly due to enhancing the fashion content of our merchandise offering and to improving the way we advertise to our customers.

Gross Profit

Gross profit increased $9.0 million to $167.2 million in fiscal 2004, a 5.7% increase from gross profit of $158.2 million in fiscal 2003.  Our gross profit margin as a percentage of sales was 28.3% for fiscal 2004 as compared to 28.4% for fiscal 2003.  As a percentage of sales, the merchandise margin increased 0.4% and buying, distribution and occupancy costs increased 0.5%.  The increase in the merchandise margin as a percentage of sales was primarily driven by a decline in the amount of markdowns necessary to liquidate seasonal product.  The increase in buying, distribution and occupancy costs as a percentage of sales was due to a lack of sales leverage on occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million to $146.4 million in fiscal 2004 from $138.2 million in fiscal 2003. We experienced a $9.5 million increase in expense directly attributable to the operation of the 59 stores opened in fiscal 2004 and fiscal 2003, net of store closings.  This increase was partially offset by a decrease of approximately $1.0 million in health care costs as compared to fiscal 2003.  During fiscal 2004, we incurred $565,000 in asset retirement costs on store closings, relocations and remodels as compared to $789,000 in fiscal 2003.  The aggregate of pre-opening expenses for the 22 new stores opened in fiscal 2004 was approximately $1.7 million, or 0.3% of sales, as compared to $2.5 million, or 0.4% of sales, for the 37 new stores in fiscal 2003. As a percentage of sales, selling, general and administrative expenses remained unchanged from the prior year at 24.8%.

Interest Expense-Net

Interest expense decreased to $658,000 (net of interest income of $73,000) in fiscal 2004 from $714,000 (net of interest income of $15,000) in fiscal 2003.  The decrease was attributable to lower average borrowings in addition to an increase in interest income.  The weighted average interest rate on total debt was 3.6% in fiscal 2004 and 3.0% in fiscal 2003.

Income Taxes

The effective income tax rate was 38.0% in both fiscal 2004 and fiscal 2003.  The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(000’s) Fiscal years	2005	2004	2003

Net income plus depreciation and amortization	$33,556	$26,957	$25,810
Deferred income taxes	(3,824)	304	1,328
Lease incentives	874	719	3,252
Changes in operating assets and liabilities	827	(54)	(21,242)
Other operating activities	2,252	1,206	1,964

Net cash provided by operating activities	33,685	29,132	11,112
Net cash used in investing activities	(14,524)	(14,154)	(20,182)
Net cash (used in) provided by financing activities	(3,746)	(14,160)	7,359

Net increase (decrease) in cash and cash equivalents	$15,415	$818	$(1,711)

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  For fiscal 2005, net cash provided by operating activities was $33.7 million compared to net cash provided by operating activities of $29.1 million for fiscal 2004.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $4.6 million increase in cash provided by operating activities between the two respective periods related primarily to the increase in net income in addition to the slowed growth in inventory associated with a reduced pace of store openings.   This increase in cash was partially offset by the timing of the payment of accounts payable, accrued liabilities and income taxes.

Working capital increased to $131.8 million at January 28, 2006 from $115.5 million at January 29, 2005, primarily from a $15.4 million increase in cash and cash equivalents.  The current ratio at January 28, 2006 was 2.7 as compared to 2.6 at January 29, 2005.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) was 4.4% at January 29, 2005.  We had no long-term debt at January 28, 2006.

Capital expenditures were $14.7 million in fiscal 2005, $14.2 million in fiscal 2004 and $20.5 million in fiscal 2003.  No capital lease obligations were incurred during this three year period.  Of the fiscal 2005 capital expenditures, approximately $4.2 million was incurred for new stores,  $4.0 million for store remodeling and a relocation, and $3.3 million for software and information technology.  The remaining capital expenditures in fiscal 2005 were incurred for in-store graphics and miscellaneous equipment purchases.  Lease incentives received from landlords were $874,000, $719,000 and $3.3 million for fiscal years 2005, 2004 and 2003, respectively.

Capital expenditures are expected to be $29 million to $31 million in fiscal 2006.  Of this amount, approximately $18 million represents our projected investment in equipment for our new distribution center and approximately $1 million for furniture and fixtures for our new corporate headquarters.  We intend to open 13 to 15 stores at an expected aggregate cost of between $4.0 million and $4.7 million.  The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in fiscal 2006 are expected to average approximately $310,000.  The average inventory investment in a new store is expected to range from $425,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.

Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $55,000 per store in fiscal 2006 as compared to $50,000 in fiscal 2005.  On a per-store basis, for the 15 stores opened during fiscal 2005, the initial inventory investment averaged $533,000, capital expenditures averaged $362,000 and lease incentives received from landlords averaged $45,000.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion, the capital investment required for both the new distribution facility and corporate headquarters and other operating cash requirements for at least the next 12 months.

Significant contractual obligations as of January 28, 2006 and the periods in which payments are due include:

(000’s)	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of credit	$8,682	$8,682	$0	$0	$0
Operating leases	205,718	36,428	68,950	52,095	48,245
Purchase commitments	151,852	151,852	0	0	0
Deferred compensation	2,263	7	57	49	2,150

Total Contractual Obligations	$368,515	$196,969	$69,007	$52,144	$50,395

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends.  We were in compliance with these requirements as of January 28, 2006.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Annual Report on Form 10-K.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $8.7 million at January 28, 2006.  Estimated interest payments on our line of credit are not included in the above table as our line of credit is subject to frequent borrowing and/or repayment activities which does not lend itself to reliable forecasting for disclosure purposes.  As of January 28, 2006, $61.3 million was available to us for additional borrowings under the credit facility.  On March 31, 2006, the credit agreement was amended to extend the maturity date to April 30, 2008.

During fiscal 2005, we completed negotiations to assign two of our store operating leases, from stores closed in fiscal 2005, to a third party.  The assignments legally obligate the assignee to assume all obligations under the leases.  As assignor, we remain secondarily liable on the leases during the base terms which end on January 31, 2010  and 2011, respectively.  In our secondary position, we believe it is unlikely that we would be required to cure any event of default.  The minimum future lease payments assumed by the assignee approximated $1.8 million at January 28, 2006 and such amounts are not included in the above table of our contractual obligations.

Operating lease payments related to our existing headquarters and distribution center as well as our new distribution facility were not included in the above table of our contractual obligations as these leases were executed subsequent to January 28, 2006.  Had the new distribution facility lease been executed prior to the 2005 fiscal year end, the operating lease payments identified in the above table would have increased in total by $20.9 million, with $225,000 represented in the “Less Than 1 Year” classification, $2.7 million in each of the “1-3 Years” and “4-5 Years” classifications and approximately $15.3 million in the “After 5 Years” classification.  Likewise, the short-term lease on our existing headquarters and distribution center would represent approximately $880,000 in operating lease payments for fiscal 2006.  A lease has not yet been entered into for our new corporate headquarters.

See Notes 5 and 6 to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 for a discussion of long-term debt and leases, respectively.

Except for operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2005 or fiscal 2004, nor did we have any off-balance sheet arrangements outstanding at January 28, 2006 or January 29, 2005.

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

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $72,000 in fiscal 2005 and $207,000 in fiscal 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management believes that our internal control over financial reporting was effective as of January 28, 2006.

Shoe Carnival, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated April 7, 2006 on management’s assessment of the effectiveness of our internal control over financial reporting, and on the effectiveness of our internal control over financial reporting, which is set forth on page 26 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shoe Carnival, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006 of the Company and our report dated April 7, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc.  and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended January 28, 2006, January 29, 2005, and January 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc.  and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 7, 2006

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 28, 2006	January 29, 2005

Assets
Current Assets:
Cash and cash equivalents	$20,304	$4,889
Accounts receivable	286	992
Merchandise inventories	183,993	180,590
Deferred income tax benefit	1,075	0
Other	2,327	1,982

Total Current Assets	207,985	188,453
Property and equipment-net	66,848	68,452

Total Assets	$274,833	$256,905

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$64,756	$62,291
Accrued and other liabilities	11,451	10,198
Deferred income taxes	0	413
Current portion of long-term debt	0	56

Total Current Liabilities	76,207	72,958
Long-term debt	0	7,300
Deferred lease incentives	6,399	6,613
Accrued rent	6,658	6,977
Deferred income taxes	2,151	4,487
Deferred compensation	2,263	1,651

Total Liabilities	93,678	99,986

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized 13,363 shares issued	134	134
Additional paid-in capital	70,672	67,009
Retained earnings	112,090	93,300
Treasury stock, at cost, 95 and 509 shares	(658)	(3,524)
Deferred equity compensation	(1,083)	0

Total Shareholders’ Equity	181,155	156,919

Total Liabilities and Shareholders’ Equity	$274,833	$256,905

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

Fiscal years ended	January 28, 2006	January 29, 2005	January 31, 2004

Net sales	$655,638	$590,186	$557,923
Cost of sales (including buying, distribution and occupancy costs)	465,942	422,961	399,713

Gross profit	189,696	167,225	158,210
Selling, general and administrative expenses	158,860	146,360	138,178

Operating income	30,836	20,865	20,032
Interest expense-net	354	658	714

Income before income taxes	30,482	20,207	19,318
Income tax expense	11,692	7,678	7,341

Net income	$18,790	$12,529	$11,977

Net income per share:
Basic	$1.43	$.98	$.94
Diluted	$1.40	$.96	$.92
Average shares outstanding:
Basic	13,128	12,820	12,677
Diluted	13,457	13,051	13,049

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Equity Compensation	Total

	Issued	Treasury	Amount

Balance at February 1, 2003	13,363	(746)	$134	$65,829	$68,794	$(5,162)	$0	$129,595
Exercise of stock options		132		30		915		945
Stock option income tax benefit				315				315
Employee stock purchase plan purchases		13		78		88		166
Net income					11,977			11,977

Balance at January 31, 2004	13,363	(601)	134	66,252	80,771	(4,159)	0	142,998
Exercise of stock options		79		(37)		545		508
Stock option income tax benefit				730				730
Employee stock purchase plan purchases		13		64		90		154
Net income					12,529			12,529

Balance at January 29, 2005	13,363	(509)	134	67,009	93,300	(3,524)	0	156,919
Exercise of stock options		331		1,176		2,287		3,463
Stock option income tax benefit				1,222				1,222
Employee stock purchase plan purchases		9		83		64		147
Restricted stock awards		74		1,182		515	(1,083)	614
Net income					18,790			18,790

Balance at January 28, 2006	13,363	(95)	$134	$70,672	$112,090	$(658)	$(1,083)	$181,155

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Fiscal years ended	January 28, 2006	January 29, 2005	January 31, 2004

Cash Flows From Operating Activities
Net income	$18,790	$12,529	$11,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,766	14,428	13,833
Stock option income tax benefit	1,222	730	315
Loss on retirement and impairment of assets	1,210	564	789
Deferred income taxes	(3,824)	304	1,328
Lease incentives	874	719	3,252
Other	(180)	(88)	860
Changes in operating assets and liabilities:
Accounts receivable	553	(446)	330
Merchandise inventories	(3,403)	(15,480)	(19,019)
Accounts payable and accrued liabilities	4,023	11,101	2,254
Other	(346)	4,771	(4,807)

Net cash provided by operating activities	33,685	29,132	11,112

Cash Flows From Investing Activities
Purchases of property and equipment	(14,747)	(14,213)	(20,549)
Other	223	59	367

Net cash used in investing activities	(14,524)	(14,154)	(20,182)

Cash Flows From Financing Activities
Borrowings under line of credit	234,825	367,405	416,775
Payments on line of credit	(242,125)	(382,005)	(410,100)
Payments on long-term debt	(56)	(222)	(427)
Proceeds from issuance of stock	3,610	662	1,111

Net cash (used in) provided by financing activities	(3,746)	(14,160)	7,359

Net increase (decrease) in cash and cash equivalents	15,415	818	(1,711)
Cash and cash equivalents at beginning of year	4,889	4,071	5,782

Cash and Cash Equivalents at End of Year	$20,304	$4,889	$4,071

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$550	$741	$699
Cash paid during year for income taxes	16,153	447	10,447

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31.  Unless otherwise stated, references to the years 2005, 2004 and 2003 relate respectively to the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.  Fiscal years 2005, 2004 and 2003 each consisted of 52 weeks.

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

Property and Equipment-Net

Property and equipment is stated at cost.  Depreciation and amortization of property, equipment and leasehold improvements are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms.  Lives used in computing depreciation and amortization range from two to 30 years.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures, which materially increase values, improve capacities or extend useful lives are capitalized.  Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable.  Factors used in the evaluation include, but are not limited to, our plans for future operations, recent operating results and projected cash flows.

Deferred Lease Incentives

All cash incentives received from landlords for leasehold improvements and fixturing of stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of sale.  In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Gift card revenue is recognized at the time of redemption.

Cash Consideration Received From a Vendor

Cash consideration is primarily received from merchandise vendors.  Cash consideration is either recorded as a reduction of the price paid for the vendor’s products and recorded as a reduction of our cost of sales or if the cash consideration represents a reimbursement of a specific, incremental and identifiable cost then it is recorded as an offset to the same financial statement line item.

Cash consideration received from our vendors includes co-operative advertising/promotion, margin assistance, term discounts, damage allowances and rebates earned for a specific level of purchases over a defined time period.  Cash consideration principally takes the form of credits that we can apply against trade amounts owed.

Cash consideration received after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized.  For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.  Allowances received from vendors representing a reimbursement of specific, incremental and identifiable costs are offset to the same financial statement line item.  Should the allowances received exceed the incremental cost then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to cost of sales in future periods utilizing an average inventory turn rate.

Store Opening Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred.  Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $32.0 million in fiscal 2005, $31.4 million in fiscal 2004 and $28.6 million in fiscal 2003.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(000’s) Fiscal years	2005	2004	2003

Basic shares	13,128	12,820	12,677
Dilutive effect of stock options	329	231	372

Diluted shares	13,457	13,051	13,049

Options to purchase 3,100, 316,000 and 296,000 shares of common stock in fiscal 2005, 2004 and 2003, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, we have elected to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no compensation cost has been recognized for our stock option and incentive plans other than for awards of restricted shares.

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

At January 28, 2006, 74,500 shares of restricted stock were outstanding.  Of these restricted shares, 72,500 are subject to certain performance criteria and as such qualify as a variable arrangement for accounting purposes under APB No. 25.  Expense is recognized over the applicable vesting period as determined by management’s assessment of the probability of achieving the designated performance criteria.  The remaining 2,000 shares are subject to a one year service period over which the expense is being amortized.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Had compensation cost for the stock option awards under our stock option and incentive plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data) Fiscal years	2005	2004	2003

Net Income as reported	$18,790	$12,529	$11,977
Add: Stock-based compensation expense included in reported net income, net of related tax effects	379	0	0
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,059)	(1,064)	(1,109)

Pro forma net income	$18,110	$11,465	$10,868

Basic net income per share
As reported	$1.43	$.98	$.94
Pro forma	$1.38	$.89	$.86
Diluted net income per share
As reported	$1.40	$.96	$.92
Pro forma	$1.35	$.88	$.83

The weighted-average fair value of options granted was $8.56, $7.14 and $6.91 for fiscal 2005, 2004 and 2003, respectively.  The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal years	2005	2004	2003

Risk free interest rate	4.3%	3.2%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.17%	58.27%	62.22%
Expected term	5 Years	5 Years	5 Years

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a significant impact on our consolidated financial statements.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS 123R)”.  SFAS No. 123R addresses the accounting for share-based payments, including grants of stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25.  Historically we have followed APB No. 25 when accounting for stock-based compensation.  Under these rules, the value of certain awards, such as our restricted stock awards, has been included as an expense over the award’s vesting period.  Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB No. 25.  With SFAS No. 123R, we will be required to account for such transactions using a fair-value method and recognize the expense in our consolidated statement of income.  In addition, the new standard amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid.

SFAS No. 123R was to be effective for periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission announced the deferral of the effective date until the first fiscal year beginning after June 15, 2005.  We will adopt SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, prior period amounts presented in Note 2 will not be restated to reflect the adoption of SFAS No. 123R.  The pre-tax expense specifically related to the adoption of SFAS No. 123R is currently estimated at $240,000 for fiscal 2006.  The aggregate pre-tax stock compensation expense is estimated at $1.5 million when including the cost for restricted stock awards, which for fiscal 2005 was included as an expense at its fair value in the results of operations.

In June 2005, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements”.  This EITF guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF Issue No. 05-6 has not had a significant impact on our consolidated financial statements.

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

Reclassifications

Certain amounts in the fiscal 2004 and fiscal 2003 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 3 – Property and Equipment-Net

The following is a summary of property and equipment:

(000’s)	January 28, 2006	January 29, 2005

Land	$205	$205
Buildings	9,356	9,311
Furniture, fixtures and equipment	84,962	79,622
Leasehold improvements	53,706	52,673
Equipment under capital leases	0	497

Total	148,229	142,308
Less accumulated depreciation and amortization	81,381	73,856

Property and equipment-net	$66,848	$68,452

Note 4 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(000’s)	January 28, 2006	January 29, 2005

Employee compensation and benefits	$6,281	$4,315
Other	5,170	5,883

Total accrued and other liabilities	$11,451	$10,198

Note 5 – Long-Term Debt

Long-term debt consisted of the following:

(000’s)	January 28, 2006	January 29, 2005

Credit agreement	$0	$7,300
Capital lease obligations	0	56

Total		7,356
Less current portion	0	56

Total long-term debt, net of current portion	$0	$7,300

We have an unsecured credit agreement (the “Credit Agreement”) with a bank group, which allows for both cash advances and the issuance of letters of credit.   The maximum  available under the credit  facility is $70 million.  On March 31, 2006, the Credit Agreement was amended to extend the maturity date to April 30, 2008.

Borrowings under the revolving credit line are based on eligible inventory.  The Credit Agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends.  We were in compliance with these requirements as of January 28, 2006.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.

The credit facility bears interest, at our option, at the agent bank’s prime rate (7.25% at January 28, 2006) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria.  A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group’s commitment or 0.15% per annum of the total commitment.   Outstanding letters of credit at the end of fiscal 2005 were approximately $8.7 million.  As of January 28, 2006, $61.3 million was available to us for additional borrowings under the credit facility.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2016.   Various of these lease agreements require scheduled rent increases over the initial lease term.  Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property.  The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent.  All cash incentives received from landlords for leasehold improvements and fixturing of stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.  Certain leases also contain escalation clauses for increases in operating costs and taxes.

During fiscal 2005, we completed negotiations to assign two of our store operating leases, from stores closed in fiscal 2005, to a third party.  The assignments legally obligate the assignee to assume all obligations under the leases.  As assignor, we remain secondarily liable on the leases during the base terms which end on January 31, 2010  and 2011, respectively.  In our secondary position, we believe it is unlikely that we would be required to cure any event of default.  The minimum future lease payments assumed by the assignee approximated $1.8 million at January 28, 2006 and such amounts are not included in the below future minimum lease payments.

Subsequent to January 28, 2006, we sold our combined corporate headquarters and distribution center.  Under the terms of the sale agreement, we will lease our current headquarters and distribution center during the anticipated construction period of both our new headquarters and distribution center.  Also subsequent to January 28, 2006, we entered into the lease for our new distribution center. Had the new distribution facility lease been executed prior to the 2005 fiscal year end, the operating lease payments included in the future minimum lease payment table would have increased in total by $20.9 million and been spread over 15 years.  Likewise, the short-term lease on our existing headquarters and distribution center would have represented approximately $880,000 in operating lease payments for fiscal 2006.  A lease has not yet been entered into for our new corporate headquarters.

Rental expense for our operating leases consisted of:

(000’s) Fiscal years	2005	2004	2003

Rentals for real property	$38,290	$36,853	$33,098
Contingent rent	44	28	8
Equipment rentals	584	584	627

Total	$38,918	$37,465	$33,733

Future minimum lease payments at January 28, 2006 are as follows:

(000’s) Fiscal years	Operating Leases

2006	$36,428
2007	35,451
2008	33,499
2009	28,635
2010	23,460
Thereafter to 2016	48,245

Minimum lease payments	$205,718

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Investment in equipment under capital lease, which is included in property and equipment, was:

(000’s)	January 28, 2006	January 29, 2005

Equipment	$0	$497
Less accumulated amortization	0	344

Equipment under capital lease-net	$0	$153

Note 7 – Income Taxes

The provision for income taxes consisted of:

(000’s) Fiscal years	2005	2004	2003

Current:
Federal	$14,228	$6,514	$5,323
State	1,288	860	690

Total current	15,516	7,374	6,013

Deferred:
Federal	(3,559)	559	1,192
State	(265)	(255)	136

Total deferred	(3,824)	304	1,328

Total provision	$11,692	$7,678	$7,341

We realized a tax benefit of $1,222,000 in fiscal 2005, $730,000 in fiscal 2004 and $315,000 in fiscal 2003 as a result of the exercise of stock options, which is recorded in ‘shareholders’ equity.

Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments.  Once established, reserves are adjusted only when more information becomes available or when an event occurs necessitating a change to the reserves.  The resolution of tax matters will not have a material effect on our consolidated financial condition, although a resolution could have a material impact on our consolidated statement of income for a particular future period and our effective tax rate.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2005	2004	2003

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.9	3.1	4.0
Other	0.5	(0.1)	(1.0)

Effective income tax rate	38.4%	38.0%	38.0%

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(000’s)	January 28, 2006	January 29, 2005

Deferred tax assets:
Accrued rent	$2,563	$2,674
Accrued compensation	981	429
Accrued employee benefits	760	717
State bonus depreciation addback	220	311
Other	63	161

Total gross deferred tax assets	4,587	4,292
Less valuation allowance	(2)	(96)

Total deferred tax assets, net of valuation allowance	$4,585	$4,196

Deferred tax liabilities:
Depreciation	$4,634	$7,250
Lease incentives	239	228
Inventory valuation	484	232
Inventory purchase discounts	304	1,386

Total deferred tax liabilities	$5,661	$9,096

A valuation allowance has been provided for certain state operating losses recorded as a deferred tax asset.  We anticipate that future taxable income, and prior year taxable income during loss carryback periods, will not be sufficient to recover the full amount of deferred tax assets.

Note 8 – Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Retirement Plan”).  The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 20% of earnings with us matching the first 4% at a rate of 50% up until December 31, 2003.  The match was reduced effective January 1, 2004 to the first 2% of contributions at a rate of 50%.  Effective January 1, 2005, the match was restored to 50% of the first 4% of the employee deferral.

Employee and employer contributions are paid to a trustee and invested in up to 16 investment options at the participants’ direction.  Our contributions to the participants’ accounts become fully vested once they have reached their third anniversary of employment with us.  Contributions charged to expense in fiscal 2005, 2004 and 2003 were $427,000, $225,000 and $366,000, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995.  The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the plan, 9,200, 13,100 and 12,800 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $147,000, $154,000 and $166,000 each for the fiscal years 2005, 2004 and 2003, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan.  Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts for fiscal years 2005, 2004 and 2003 were $433,000, $180,000 and $299,000, respectively.  Total deferred compensation liability at January 28, 2006 and January 29, 2005 was $2,263,000 and $1,651,000, respectively.

Note 9 – Stock Option and Incentive Plans

1993 Stock Option and Incentive Plan

Effective January 15, 1993, our Board of Directors and shareholders approved the 1993 Stock Option and Incentive Plan (the “1993 Plan”).  The 1993 Plan reserved for issuance 1,500,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 1993 Plan.  The 1993 Plan provided for the grant of incentive awards in the form of stock options or restricted stock awards to officers and other key employees.  Stock options granted under the 1993 Plan may be either options intended to qualify for federal income tax purposes as “incentive stock options” or options not qualifying for favorable tax treatment (“non-qualified stock options”).  On January 14, 2003, the 1993 Plan expired and no further stock option grants will be made under the plan.  Previously issued stock option grants can be exercised for up to 10 years from the date of grant.

Outside Directors Stock Option Plan

Effective March 4, 1999, our Board of Directors approved the Outside Directors Stock Option Plan (the “Directors Plan”).  The Directors Plan reserves for issuance 25,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes to the common stock).  The Directors Plan calls for each non-employee Director to receive on April 1st of each year an option to purchase 1,000 shares of our common stock at the market price on the date of grant.  The options will vest six months from the grant date and expire ten years from the date of grant.  During March 2005, our Board of Directors suspended all further automatic grants of stock options to non-employee Directors under the Directors Plan.  On June 14, 2005, our 2000 Stock Option and Incentive Plan was amended by our Board of Directors and shareholders to allow non-employee Directors to participate.  Each non-employee Director, on or about January 1 of each year, will receive an annual grant of 500 shares of restricted stock.  The restrictions on the shares will lapse after a one year time period.  At January 28, 2006, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan.

2000 Stock Option and Incentive Plan

Effective June 8, 2000, our Board of Directors and shareholders approved the 2000 Stock Option and Incentive Plan (the “2000 Plan”).  The 2000 Plan reserved for issuance 1,000,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) pursuant to any incentive awards granted by the Compensation Committee of the Board of Directors which administers the 2000 Plan.  On June 11, 2004, the 2000 Plan was amended by our Board of Directors and shareholders to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock).  On June 14, 2005, the 2000 Plan was further amended by our Board of Directors and shareholders to include our non-employee Directors as individuals eligible to receive awards; provided that the exercise price of all options granted may not be less than the fair market value of our Common Stock on the date that the option is granted; and deleted the provision permitting loans to participants.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The 2000 Plan provides for the grant of incentive awards in the form of stock options or restricted stock awards to directors, officers and other key employees.  Stock options granted under the 2000 Plan may be either options intended to qualify for federal income tax purposes as “incentive stock options” or options not qualifying for favorable tax treatment (“non-qualified stock options”).  At January 28, 2006, 533,260 shares of unissued common stock were reserved for future grants under the plan.

The following table summarizes the stock option transactions pursuant to the stock option plans for the three-year period ended January 28, 2006:

	Shares		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

Balance at February 1, 2003	1,090,133	653,247	$10.29	$8.09
Granted	313,000		12.69
Cancelled	(24,956)		12.72
Exercised	(132,185)		7.04

Balance at January 31, 2004	1,245,992	739,620	$11.20	$9.08
Granted	86,000		13.57
Cancelled	(23,050)		13.68
Exercised	(78,687)		6.51

Balance at January 29, 2005	1,230,255	856,757	$11.62	$10.61
Granted	21,667		16.88
Cancelled	(21,671)		14.47
Exercised	(330,577)		10.48

Balance at January 28, 2006	899,674	752,949	$12.09	$11.93

The following table summarizes information regarding outstanding and exercisable options at January 28, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.38 – 5.75	146,285	3.06	$4.86	146,285	$4.86
$ 8.56 – 11.95	230,042	3.45	$10.58	219,208	$10.51
$ 12.14 – 16.30	303,414	7.42	$13.03	168,523	$13.09
$ 17.12 – 21.95	219,933	6.34	$17.20	218,933	$17.19

During fiscal 2005, 74,500 shares of restricted stock were awarded  and remain outstanding under the 2000 Plan at January 28, 2006.  Of these restricted shares, 72,500 are subject to certain performance criteria and as such qualify as a variable arrangement for accounting purposes under APB No. 25.  Expense is recognized over the applicable vesting period as determined by management’s assessment of the probability of achieving the designated performance criteria.  The remaining 2,000 shares were issued to non-employee Directors and are subject to a one year service period over which the expense is being amortized.

Note 10 – Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm’s length transaction between knowledgeable, willing parties.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.  For cash, accounts receivable and accounts payable, the carrying amounts approximate the fair value because of the short maturity of those instruments.  For long-term debt, the fair value is estimated based on discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities.  As of January 29, 2005, the carrying value of the long-term debt approximated its fair value.  As of January 28, 2006 we had no long-term debt.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 11 – Contingencies

Litigation

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 12 – Other Related Party Transactions

Our Chairman and principal shareholder and his son are principal shareholders of LC Footwear, LLC and PL Footwear, Inc.  We purchase name brand merchandise from LC Footwear, LLC, and PL Footwear, Inc. serves as an import agent for us.  PL Footwear, Inc. represents us on a commission basis in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured.

We purchased approximately $218,000 of merchandise from LC Footwear, LLC in fiscal 2004.  There were no purchases made in either fiscal 2005 nor fiscal 2003.  Commissions paid to PL Footwear, Inc. were $951,000, $1.2 million and $1.2 million in each of fiscal 2005, 2004 and 2003, respectively.

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year.  All fiscal quarters in 2005 and 2004 include results for 13 weeks.  The following table summarizes results for fiscal 2005 and fiscal 2004:

(In thousands, except per share data)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$160,713	$148,658	$182,697	$163,570
Gross profit	47,639	41,458	53,882	46,717
Operating income	9,775	4,478	11,702	4,881
Net income	5,921	2,704	7,150	3,015
Net income per share – Basic	$.46	$.21	$.54	$.23
Net income per share – Diluted	$.45	$.20	$.53	$.22

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$145,462	$138,130	$162,716	$143,878
Gross profit	42,355	38,264	47,295	39,311
Operating income	7,590	3,368	8,145	1,762
Net income	4,512	1,945	4,886	1,186
Net income per share – Basic	$.35	$.15	$.38	$.09
Net income per share – Diluted	$.34	$.15	$.38	$.09

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Descriptions (In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 31, 2004
Reserve for sales returns and allowances	$114	$42,813	$42,813	$114
Inventory reserve	$2,550	$620	$320	$2,850
Year ended January 29, 2005
Reserve for sales returns and allowances	$114	$46,006	$46,032	$88
Inventory reserve	$2,850	$1,200	$900	$3,150
Year ended January 28, 2006
Reserve for sales returns and allowances	$88	$54,663	$54,607	$144
Inventory reserve	$3,150	$600	$450	$3,300

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 28, 2006, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Management’s Report on Internal Control Over Financial Reporting appears on page 25 of this report and is incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm on our internal control over financial reporting appears on page 26 of this report and is incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report.  Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 28, 2006 and January 29, 2005

Consolidated Statements of Income for the years ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Shareholders’ Equity for the years ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004

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

Shoe Carnival, Inc.

Date: April 10, 2006	By:	/s/ Mark L. Lemond

Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 10, 2006

J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 10, 2006
(Principal Executive Officer)
Mark L. Lemond

/s/ William E. Bindley	Director	April 10, 2006

William E. Bindley

/s/ Gerald W. Schoor	Director	April 10, 2006

Gerald W. Schoor

/s/ James A. Aschleman	Director	April 10, 2006

James A. Aschleman

/s/ Kent A. Kleeberger	Director	April 10, 2006

Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer and	April 10, 2006
Treasurer
W. Kerry Jackson	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3-A	(1)	Restated Articles of Incorporation of Registrant

3-B	(1)	By-laws of Registrant, as amended to date

4	(2)	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

	(3)

(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

	(4)

(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

	(1)

(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

	(5)

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

	(6)

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

	(7)

(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended

	(8)

(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank

	(9)

(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

10-A		Lease, dated as of February 8, 2006, by and between the Registrant and Big-Shoe Properties, LLC

10-C*	(10)	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan

10-E*	(12)	1993 Stock Option and Incentive Plan of Registrant, as amended

10-F*	(11)	Executive Incentive Compensation Plan of Registrant

10-G*	(13)	Outside Directors Stock Option Plan

INDEX TO EXHIBITS - Continued

Exhibit No.	Description

10-H*		Summary Compensation Sheet

10-I	(11)	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver

10-K	(11)

Form of stock option exercise documents dated November 1, 1992, between Registrant and each of fourteen executive officers and key employees, including:  (I) Exercise Notice; (ii) Subscription Agreement; (iii) Promissory Note; (iv) Pledge Agreement; (v) Stock Power

10-L*	(12)	Employee Stock Purchase Plan of Registrant, as amended

10-M*	(17)	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-N*	(18)	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-O*	(14)	2000 Stock Option and Incentive Plan of Registrant, as amended

10-P*	(15)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Timothy T. Baker

10-Q*	(15)	Employment and Noncompetition agreement dated August 1, 2001, between Registrant and Clifton E. Sifford

10-R*	(16)	Employment and Noncompetition agreement dated July 1, 2002, between Registrant and Mark L. Lemond

21		A list of subsidiaries of Shoe Carnival, Inc.

23		Written consent of Deloitte & Touche LLP

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS - Continued

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 2, 2002 is incorporated herein by reference.

(2)	The copy of this exhibit filed as exhibit 4(I) to our Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 1, 2003 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 11, 2005 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 4, 2006 is incorporated herein by reference .

(10)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 24, 2005 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to our Registration Statement on Form S-1 (Registration No. 33-57902) is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

(13)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 17, 2005 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 4, 2001 is incorporated herein by reference.

(16)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 is incorporated herein by reference.

(17)	The copy of this exhibit filed as exhibit number 10-A to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.

(18)	The copy of this exhibit filed as exhibit number 10-B to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.