Form 10-Q
period 2006-04-29
SHOE CARNIVAL INC
filed 2006-06-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006

or

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          Number of Shares of Common Stock, $.01 par value, outstanding at June 5, 2006 were 13,447,199.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	April 29, 2006	January 28, 2006	April 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$31,958	$20,304	$4,317
Accounts receivable	1,202	286	714
Merchandise inventories	174,388	183,993	176,265
Deferred income tax benefit	1,135	1,075	0
Other	3,673	2,327	2,842

Total Current Assets	212,356	207,985	184,138
Property and equipment-net	58,319	66,848	67,356

Total Assets	$270,675	$274,833	$251,494

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$49,313	$64,756	$42,387
Accrued and other liabilities	14,035	11,451	12,316
Deferred income taxes	0	0	48
Current portion of long-term debt	0	0	27

Total Current Liabilities	63,348	76,207	54,778
Long-term debt	0	0	13,500
Deferred lease incentives	5,978	6,399	6,627
Accrued rent	6,421	6,658	6,955
Deferred income taxes	1,833	2,151	3,893
Deferred compensation	2,525	2,263	1,735

Total Liabilities	80,105	93,678	87,488

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,395, 13,363 and 13,363 shares issued at April 29, 2006, January 28, 2006 and April 30, 2005	134	134	134
Additional paid-in capital	70,946	70,672	68,427
Retained earnings	119,490	112,090	99,221
Treasury stock, at cost, 95 and 340 shares at January 28, 2006 and April 30, 2005	0	(658)	(2,353)
Deferred equity compensation	0	(1,083)	(1,423)

Total Shareholders’ Equity	190,570	181,155	164,006

Total Liabilities and Shareholders’ Equity	$270,675	$274,833	$251,494

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005

Net sales	$168,469	$160,713
Cost of sales (including buying, distribution and occupancy costs)	117,019	113,074

Gross profit	51,450	47,639
Selling, general and administrative expenses	39,634	37,864

Operating income	11,816	9,775
Interest income	(208)	(11)
Interest expense	32	144

Income before income taxes	11,992	9,642
Income tax expense	4,592	3,721

Net income	$7,400	$5,921

Net income per share:
Basic	$.56	$.46

Diluted	$.54	$.45

Average shares outstanding:
Basic	13,247	12,923

Diluted	13,656	13,255

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In thousands)	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total

	Issued	Treasury	Amount

Balance at January 28, 2006	13,363	(95)	$134	$70,672	$112,090	$(658)	$(1,083)	$181,155

Exercise of stock options	15	65		725		453		1,178
Stock-based compensation income tax benefit				463				463
Employee stock purchase plan purchases	3			67				67
Restricted stock awards	14	39		102		446		548
Accounting change for stock-based compensation				(1,083)			1,083	0
Common stock repurchased		(9)				(241)		(241)
Net income					7,400			7,400

Balance at April 29, 2006	13,395	0	$134	$70,946	$119,490	$0	$0	$190,570

See notes to the condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005

Cash Flows From Operating Activities
Net income	$7,400	$5,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,567	3,650
Stock option income tax benefit	0	244
Stock-based compensation	663	0
Loss on retirement of assets	86	76
Deferred income taxes	(378)	(959)
Lease incentives	0	258
Other	(396)	(182)
Changes in operating assets and liabilities:
Accounts receivable	(916)	125
Merchandise inventories	9,605	4,325
Accounts payable and accrued liabilities	(17,505)	(20,436)
Other	3,390	1,789

Net cash provided by (used in) operating activities	5,516	(5,189)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,214)	(2,686)
Proceeds from sale of property and equipment	7,200	57
Other	2	153

Net cash provided by (used in) investing activities	4,988	(2,476)

Cash Flows From Financing Activities
Borrowings under line of credit	0	77,900
Payments on line of credit	0	(71,700)
Payments on long-term debt	0	(29)
Proceeds from issuance of stock	1,130	922
Excess tax benefits from stock-based compensation	261	0
Common stock repurchased	(241)	0

Net cash provided by financing activities	1,150	7,093

Net increase (decrease) in cash and cash equivalents	11,654	(572)
Cash and cash equivalents at beginning of period	20,304	4,889

Cash and Cash Equivalents at End of Period	$31,958	$4,317

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$31	$151
Cash (received) paid during period for income taxes	$(15)	$1,796

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005

Basic shares	13,247	12,923
Dilutive effect of stock-based awards	409	332

Diluted shares	13,656	13,255

Options to purchase 277,900 shares of common stock for the first quarter of fiscal 2005 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.  For the quarter ended April 29, 2006, there were no anti-dilutive shares.

Note 3 – Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”.  The guidance in Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB No. 29, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS No. 123R)”.  SFAS No. 123R addresses the accounting for share-based payments, including grants of stock options.  Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”.  Historically we have followed APB No. 25 when accounting for stock-based compensation.  Under these rules, the value of certain awards, such as our performance-based restricted stock awards, has been included as an expense over the award’s expected vesting period.  Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB No. 25.  With SFAS No. 123R, we will be required to account for such transactions using a fair-value method and recognize the expense in our consolidated statement of income.

We adopted SFAS No. 123R at the beginning of the first quarter of fiscal 2006 using the modified prospective transition method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, prior period amounts presented in pro forma footnotes will not be restated to reflect the adoption of SFAS No. 123R.

The impact of SFAS No. 123R on our consolidated statements of income in fiscal 2006 and beyond will depend upon various factors including: the amount of awards granted; the fair value of those awards at the time of grant; and for performance based awards, the length of the estimated requisite service period required to achieve the designated performance conditions.  See Note 4 – Stock-Based Compensation for further information.

Note 4 - Stock-Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans:  the 1993 Stock Option and Incentive Plan (the “1993 Plan”), the Outside Directors Stock Option Plan (the “Directors Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”).

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders.  The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  On January 14, 2003, the 1993 Plan expired.  Previously issued stock options can be exercised for up to 10 years from their date of grant.  At April 29, 2006, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999.  The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock).  No grants were made under this plan in fiscal 2005, and it is currently the intention of the Board not to grant stock options under this plan in the future.  At April 29, 2006, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At April 29, 2006, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000.  The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants.  At April 29, 2006, 481,577 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  All restricted stock awards issued to-date to employees under the 2000 Plan vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  All restricted stock awards issued to-date to non-employee Directors vest over a 12-month period from the date of the grant.

In addition to the above stock-based compensation plans, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) on May 11, 1995.  The Stock Purchase Plan reserves 300,000 shares of common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  At April 29, 2006, 157,912 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

During the first quarter of fiscal 2006, we issued the last of our treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards as summarized on the Condensed Consolidated Statement of Shareholders’ Equity contained in this Report on Form 10-Q.  This included the repurchase of approximately 9,000 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards.  Subsequent to the utilization of the remaining treasury shares, the shares required for issuance of restricted stock awards as well as the exercise of stock options have been issued from new shares.  It is our intention to continue to issue new common shares from our existing authorized but unissued shares.

Authoritative Literature Summary

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.  Under this method, stock-based compensation recognized in the quarter ended April 29, 2006 included compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123),” and also compensation expense for all stock-based awards granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock-based compensation expense is included in selling, general and administrative expense.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

SFAS No. 123R also requires us to apply an estimated forfeiture rate in calculating the period expense as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used prior to adoption.  The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.  Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

On January 29, 2006, we also reclassified the balance of $1,083,000 in deferred equity compensation to additional paid-in capital as required under SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is now shown as “Excess tax benefits from stock-based compensation” on the unaudited condensed consolidated statement of cash flows in accordance with SFAS No. 123R guidance.  Prior periods have not been reclassified or restated.

Historical pro forma information

Prior to the adoption of SFAS No. 123R and in accordance with the provisions of SFAS No. 123, we had followed the recognition and measurement principles of APB No. 25 and related interpretations.  Accordingly, no compensation cost for stock options was recognized for the first quarter of fiscal 2005.  Pro forma information regarding net income and earnings per share was required by SFAS No. 123, and was determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement.  The following table presents our net income and net income per share accordingly had we applied the fair value method of SFAS No. 123.

(In thousands, except per share data)	Thirteen Weeks Ended April 30, 2005

Net income as reported	$5,921
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(274)

Pro forma net income	$5,647

Basic net income per share
As reported	$.46

Pro forma	$.44

Diluted net income per share
As reported	$.45

Pro forma	$.43

The weighted-average fair value of options granted was $8.90 at April 30, 2005.  The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

April 30, 2005

Risk free interest rate	4.1%
Expected dividend yield	0.0%
Expected volatility	54.5%
Expected term	5 Years

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.  We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero.  Expected volatility was based on the historical volatility of our stock.  The expected term of the options was based on our historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life.

No stock options were granted during the quarter ended April 29, 2006.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the quarter ended April 29, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 28, 2006	899,674	$12.09
Granted	0.00
Forfeited or expired	(1,667)	17.83
Exercised	(80,418)	13.10

Outstanding at April 29, 2006	817,589	$11.98	5.04	$13,119
Exercisable at April 29, 2006	772,575	$11.94	4.86	$12,433

The following table summarizes information regarding outstanding and exercisable options at April 29, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.38 – 5.75	140,427	2.73	$4.88	140,427	$4.88
$ 8.56 – 11.95	223,559	3.17	$10.58	212,725	$10.51
$ 12.14 – 16.30	252,160	7.19	$13.03	217,980	$13.02
$ 17.12 – 21.95	201,443	6.05	$17.19	201,443	$17.19

The total intrinsic value, defined as the difference between the market value at exercise and the grant price, of stock options exercised during the first quarter of fiscal 2006 was $901,185.  The total cash received and associated excess tax benefit recorded from these stock option exercises during the first quarter of fiscal 2006 was $1.1 million and $338,000, respectively.

During the first quarter of fiscal 2006, we recognized approximately $106,000 in stock-based compensation for stock options before the recognized income tax benefit of $40,000.  As of April 29, 2006, there was approximately $200,000 of unrecognized compensation remaining related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.48 years.

Restricted Stock Awards

All restricted stock awards issued to-date to employees under the 2000 Plan vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period subsequent to the grant date.  Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to-date to non-employee Directors vest over a 12-month period from the date of the grant.  As per the requirements of SFAS No. 123R, the fair value of restricted stock awards is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for the quarter ended April 29, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 28, 2006	74,500	$17.50
Granted	55,250	22.99
Forfeited	(1,900)	18.83
Vested	(47,533)	17.38

Non-vested at April 29, 2006	80,317	$21.32

The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2006 was $826,000.

During the first quarter of fiscal 2006, we recognized approximately $547,000 in stock-based compensation for restricted stock awards before the recognized income tax benefit of $210,000.  As of April 29, 2006, there was approximately $1.5 million of unrecognized compensation remaining related to non-vested stock awards.  The cost is expected to be recognized over a weighted average period of 1.82 years incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Stock Purchase Plan

During the first quarter of fiscal 2006, we recognized approximately $10,000 in stock-based compensation for the Stock Purchase Plan before the recognized income tax benefit of $3,800 representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Note 5 – Sale of Current Distribution Center and Corporate Headquarters

In February 2006, we sold our current combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs.  We entered into a lease to continue operations in our current facility, the initial term of which expires on January 31, 2007.  The lease contains an option that allows us to continue our occupancy until January 31, 2008, if necessary.  It also provides for early termination of the lease upon our relocation to new facilities.  Further information on our new facilities is contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors, see “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the SEC.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of April 29, 2006, we operated 263 stores in 23 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Number of Stores				Store Square Footage		Comparable Store Sales Increase

Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period

April 29, 2006	263	0	0	263	0	3,012,000	4.1%
April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005

Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.5	70.4

Gross profit	30.5	29.6
Selling, general and administrative expenses	23.5	23.6

Operating income	7.0	6.0
Interest income	(0.1)	0.0
Interest expense	0.0	0.1

Income before income taxes	7.1	5.9
Income tax expense	2.7	2.2

Net income	4.4%	3.7%

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

Net sales increased $7.8 million to $168.5 million in the first quarter of fiscal 2006, a 4.8% increase over net sales of $160.7 million in the first quarter of fiscal 2005.  Of the increase, $1.3 million was attributable to the sales generated by the 15 new stores opened in fiscal 2005 (net of seven stores closed in fiscal 2005) in addition to a comparable store sales increase of 4.1%.

In the first quarter, we remained focused on continuing to improve the fashion aspect of our footwear assortment.  We were able to capitalize on the consumers’ current shift in preference toward dress and casual footwear.  Dress and casual sales were the primary driver of our 4.1% comparable stores sales increase.  Our comparable store sales of athletic footwear were flat when compared to the first quarter of 2005, while the comparable store sales of dress and casual footwear increased 9.1%.

Gross Profit

Gross profit increased $3.9 million to $51.5 million in the first quarter of 2006, an 8.0% increase over gross profit of $47.6 million in the comparable prior year period.  Our gross profit margin for the first quarter of 2006 increased to 30.5% from 29.6% in the prior year.  This increase in profit margin resulted from a 0.7% increase in the merchandise margin coupled with a 0.2% reduction in buying, distribution and occupancy costs.  The reduction in buying, distribution and occupancy costs, as a percentage of sales, was primarily a result of leveraging occupancy costs against a higher sales base.  The increase in merchandise margin was due to entering the quarter with cleaner inventories and consequently having less need for promotional price reductions to sell through current product in order to make room for new inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million to $39.6 million in the first quarter of 2006 from $37.9 million in the comparable prior year period.  Approximately $326,000 of this increase was attributable to the direct costs of opening and operating 15 new stores in fiscal 2005 (net of the seven stores closed in fiscal 2005).  Additionally, incentive compensation, which includes both stock-based compensation as well as our cash-based associate incentive programs, increased by $888,000 during the first quarter of fiscal 2006.  Of this amount,  $663,000 was related to stock-based compensation.  We incurred no stock-based compensation expense during the first quarter of 2005.  Disclosure regarding our stock-based compensation plans and the effect of the adoption of SFAS No. 123R is contained in Note 4 – Stock-Based Compensation as contained in the notes to the condensed consolidated financial statements of this Report.  During the first quarter of fiscal 2006, we also incurred an increase of $241,000 in employee health care costs along with an increase of $225,000 in other associate benefit expense.  Partially offsetting these increases, was $512,000 in income representing our portion of the Visa Check / MasterMoney Antitrust Litigation class action lawsuit settlement.  We anticipate receiving payment on this during the second half of fiscal 2006.

In the first quarter of 2006, we opened no new stores and incurred no pre-opening costs.  We opened five stores in the first quarter of 2005 and had pre-opening costs of $193,000 or 0.1% of sales.

As a percentage of sales, selling, general and administrative expenses decreased to 23.5% from 23.6% in the prior year, primarily driven by leveraging our expenses against a larger sales base.

Interest (Income) Expense

We had net interest income of $176,000 in the first quarter of 2006 compared to $133,000 in net interest expense for the first quarter of 2005.  This shift to a net interest income position resulted from having no direct borrowings under our credit facility for the quarter, and short-term investments of excess cash that have an original maturity date of three months or less.

Income Taxes

The effective income tax rate for the first quarter of 2006 decreased to 38.3% from 38.6% in the first quarter of 2005.  We expect changes in our state income tax rates to increase our effective income tax rate for fiscal year 2006 to between 38.5% and 39.0%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Net cash provided by operating activities was $5.5 million for the first quarter of 2006 as compared with net cash used in operating activities of $5.2 million for the first quarter of 2005.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $10.7 million increase in cash provided by operating activities between the two respective periods related primarily to the reduction in inventory levels on a per store basis coupled with the increase in net income and the timing of the payment of accounts payable, accrued liabilities and income taxes.

Working capital increased to $149.0 million at April 29, 2006 from $129.4 million at April 30, 2005.  The current ratio at both April 29, 2006 and April 30, 2005 was 3.4.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) was 7.6% at April 30, 2005.  We had no long-term debt at April 29, 2006.

Capital expenditures were $2.2 million for the first quarter of fiscal 2006.  Of this amount, approximately $160,000 was incurred for new stores, $760,000 for store remodeling and a relocation, and $577,000 for software and information technology.  The remaining capital expenditures in the first quarter were incurred for in-store graphics and miscellaneous equipment purchases.  We did not receive any lease incentives from landlords during the quarter.

In February 2006, we sold our current combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs.  We entered into a lease to continue operations in our current facility, the initial term of which expires on January 31, 2007.  The lease contains an option that allows us to continue our occupancy until January 31, 2008, if necessary.  It also provides for early termination of the lease upon our relocation to new facilities.

In February 2006, we signed a 15 year lease with a real estate developer who is constructing, to our specifications, a new distribution center of approximately 410,000 square feet located on 43 acres in the Evansville, Indiana area.  We expect the new distribution center to be fully operational in January 2007.  We are currently negotiating the terms of a lease for our new corporate headquarters, which we anticipate occupying during the first half of fiscal 2007.  Further information on our new facilities is contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Currently, we expect to open between 13 and 15 stores during fiscal 2006 and close five.  During the first quarter, no stores were opened versus five openings during the first quarter of the prior year.  No stores were closed during the first quarter in either the current or prior year.  We expect to open three stores and close two stores in the second quarter of fiscal 2006.

Capital expenditures are expected to be between $29 million to $31 million in fiscal 2006.  Of this amount, approximately $18 million represents our projected investment in equipment for our new distribution center and approximately $1 million for furniture and fixtures for our new corporate headquarters.  The expected aggregate capital cost of the anticipated 13 to 15 new stores will be between $3.8 million and $4.4 million.  The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures per new store in 2006 are expected to average $292,000.  The inventory investment per new store is expected to range from $425,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average $55,000 per store in 2006 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances from a revolving credit line and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends.  We were in compliance with these requirements as of April 29, 2006.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.  There were no borrowings outstanding under the revolving credit line and letters of credit outstanding were $4.4 million at April 29, 2006.  As of April 29, 2006, $65.6 million was available to us for additional borrowings under the credit facility.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 3 – Recently Issued Accounting Pronouncements contained in the Notes to Condensed Consolidated Financial Statements included in PART I, ITEM 1.  FINANCIAL STATEMENTS of this Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We did not incur borrowings against our revolving credit line during the first quarter of fiscal 2006.

ITEM 4.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 29, 2006, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us.  If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 29, 2006 to February 25, 2006	0	$0.00	0	$0.00
February 26, 2006 to April 1, 2006	9,655	$24.95	0	$0.00
April 2, 2006 to April 29, 2006	0	$0.00	0	$0.00

	9,655		0

1	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

2	There is no publicly announced repurchase program or plan currently in effect.

ITEM 6.   EXHIBITS

(a)		Exhibits

	3-A	Restated Articles of Incorporation of Registrant (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

	3-B	By-laws of Registrant, as amended to date (incorporated herein by reference from the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002)

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

(a)		Exhibits (continued)

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

(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on April 4, 2006)

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

Date: June 8, 2006	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson

W. Kerry Jackson
Executive Vice President and
Chief Financial Officer