Form 10-Q
period 2006-07-29
SHOE CARNIVAL INC
filed 2006-09-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to __________________

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

Number of Shares of Common Stock, $.01 par value, outstanding at September 1, 2006 were 13,453,818.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	July 29, 2006	January 28, 2006	July 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$25,407	$20,304	$7,053
Accounts receivable	1,759	286	976
Merchandise inventories	203,688	183,993	206,277
Deferred income tax benefit	1,154	1,075	350
Other	5,486	2,327	5,205

Total Current Assets	237,494	207,985	219,861
Property and equipment-net	61,822	66,848	69,336

Total Assets	$299,316	$274,833	$289,197

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$75,835	$64,756	$70,142
Accrued and other liabilities	12,629	11,451	12,970
Current portion of long-term debt	0	0	9

Total Current Liabilities	88,464	76,207	83,121
Long-term debt	0	0	17,725
Deferred lease incentives	5,819	6,399	6,399
Accrued rent	6,356	6,658	6,870
Deferred income taxes	1,539	2,151	3,200
Deferred compensation	2,538	2,263	1,967

Total Liabilities	104,716	93,678	119,282

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,449, 13,363 and 13,363 shares issued at July 29, 2006, January 28, 2006 and July 30, 2005	134	134	134
Additional paid-in capital	72,114	70,672	70,467
Retained earnings	122,352	112,090	101,925
Treasury stock, at cost, 0, 95 and 134 shares at July 29, 2006, January 28, 2006 and July 30, 2005	0	(658)	(930)
Deferred equity compensation	0	(1,083)	(1,681)

Total Shareholders’ Equity	194,600	181,155	169,915

Total Liabilities and Shareholders’ Equity	$299,316	$274,833	$289,197

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 29, 2006	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 30, 2005

Net sales	$146,886	$148,658	$315,355	$309,371
Cost of sales (including buying, distribution and occupancy costs)	106,045	107,200	223,064	220,274

Gross profit	40,841	41,458	92,291	89,097
Selling, general and administrative expenses	36,421	36,980	76,055	74,844

Operating income	4,420	4,478	16,236	14,253
Interest income	(302)	(24)	(510)	(35)
Interest expense	42	152	74	296

Income before income taxes	4,680	4,350	16,672	13,992
Income tax expense	1,818	1,646	6,410	5,367

Net income	$2,862	$2,704	$10,262	$8,625

Net income per share:
Basic	$.21	$.21	$.77	$.66

Diluted	$.21	$.20	$.75	$.64

Average shares outstanding:
Basic	13,353	13,112	13,300	13,018

Diluted	13,715	13,511	13,684	13,394

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total

(In thousands)	Issued	Treasury	Amount

Balance at January 28, 2006	13,363	(95)	$134	$70,672	$112,090	$(658)	$(1,083)	$181,155
Stock options	67	65		1,405		453		1,858
Stock-based compensation income tax benefit				647				647
Employee stock purchase plan	5			116				116
Restricted stock awards	14	39		357		446		803
Accounting change for stock-based compensation				(1,083)			1,083	0
Common stock repurchased		(9)				(241)		(241)
Net income					10,262			10,262

Balance at July 29, 2006	13,449	0	$134	$72,114	$122,352	$0	$0	$194,600

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 30, 2005

Cash Flows From Operating Activities
Net income	$10,262	$8,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,132	7,434
Stock option income tax benefit	0	1,086
Stock-based compensation	966	114
Loss on retirement of assets	127	223
Deferred income taxes	(691)	(2,050)
Lease incentives	127	323
Other	(735)	(327)
Changes in operating assets and liabilities:
Accounts receivable	(1,473)	(137)
Merchandise inventories	(19,695)	(25,687)
Accounts payable and accrued liabilities	8,617	12,315
Other	(2,876)	(4,917)

Net cash provided by (used in) operating activities	1,761	(2,998)

Cash Flows From Investing Activities
Purchases of property and equipment	(5,787)	(8,606)
Proceeds from sale of property and equipment	7,200	66
Other	2	153

Net cash provided by (used in) investing activities	1,415	(8,387)

Cash Flows From Financing Activities
Borrowings under line of credit	0	140,750
Payments on line of credit	0	(130,325)
Payments on long-term debt	0	(47)
Proceeds from issuance of stock	1,813	3,171
Excess tax benefits from stock-based compensation	355	0
Common stock repurchased	(241)	0

Net cash provided by financing activities	1,927	13,549

Net increase in cash and cash equivalents	5,103	2,164
Cash and cash equivalents at beginning of period	20,304	4,889

Cash and Cash Equivalents at End of Period	$25,407	$7,053

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$78	$268
Cash paid during period for income taxes	$7,096	$8,840

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended July 29, 2006	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 30, 2005

Basic shares	13,353	13,112	13,300	13,018
Dilutive effect of stock-based awards	362	399	384	376

Diluted shares	13,715	13,511	13,684	13,394

For the above current and prior year periods, there were no anti-dilutive shares.

Note 3 – Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 has not had a significant impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS No. 123R)”.  SFAS No. 123R addresses the accounting for share-based payments, including grants of stock options.  Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”.  Historically we have followed APB No. 25 when accounting for stock-based compensation.  Under these rules, the value of certain awards, such as our performance-based restricted stock awards, was included as an expense over the award’s expected vesting period.  Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB No. 25.  With SFAS No. 123R, we are required to account for such transactions using a fair-value method and recognize the expense in our consolidated statement of income.

We adopted SFAS No. 123R at the beginning of the first quarter of fiscal 2006 using the modified prospective transition method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, prior period amounts will not be restated to reflect the adoption of SFAS No. 123R.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  This EITF guidance states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner.  Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes.  EITF Issue No. 06-3 will not impact the method for recording sales taxes in our consolidated financial statements as we have historically presented sales excluding all taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires financial statement recognition of the impact of a tax position if a position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the provisions of  FIN 48.

Note 4 - Stock-Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans:  the 1993 Stock Option and Incentive Plan (the “1993 Plan”), the Outside Directors Stock Option Plan (the “Directors Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”).

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders.  The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  On January 14, 2003, the 1993 Plan expired.  Previously issued stock options can be exercised for up to 10 years from their date of grant.  At July 29, 2006, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999.  The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock).  No grants were made under this plan in fiscal 2005 or 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future.  At July 29, 2006, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At July 29, 2006, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000.  The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants.  At July 29, 2006, 483,944 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  All restricted stock awards issued to date to employees under the 2000 Plan vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  All restricted stock awards issued to date to non-employee Directors vest over a 12-month period from the date of the grant.

In addition to the above stock-based compensation plans, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) on May 11, 1995.  The Stock Purchase Plan reserves 300,000 shares of common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  At July 29, 2006, 155,877 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

During the first quarter of fiscal 2006, we issued the last of our treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards as summarized on the Condensed Consolidated Statement of Shareholders’ Equity contained in this Report on Form 10-Q.  This included the repurchase of approximately 9,000 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards.  Subsequent to the utilization of the remaining treasury shares, the shares required for issuance of restricted stock awards as well as the exercise of stock options have been issued from new shares.  It is our intention to continue to issue new common shares from our existing authorized but unissued shares for such purposes.

Authoritative Literature Summary

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.  Under this method, stock-based compensation recognized during the first six months of fiscal 2006 included compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123),” and also compensation expense for all stock-based awards granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock-based compensation expense is included in selling, general and administrative expense.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

SFAS No. 123R requires us to apply an estimated forfeiture rate in calculating the period expense as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used prior to adoption.  The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.  Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

On January 29, 2006, we reclassified the balance of $1,083,000 in deferred equity compensation to additional paid-in capital as required under SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is now shown as “Excess tax benefits from stock-based compensation” on the unaudited condensed consolidated statement of cash flows, in accordance with SFAS No. 123R guidance.  Prior periods have not been reclassified or restated.

Historical pro forma information

Prior to the adoption of SFAS No. 123R and in accordance with the provisions of SFAS No. 123, we had followed the recognition and measurement principles of APB No. 25 and related interpretations.  Accordingly, no compensation cost was recognized for our stock option and incentive plans other than for awards of restricted shares during the second quarter and year-to-date period ended July 30, 2005.  Pro forma information regarding net income and earnings per share was required by SFAS No. 123, and was determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement.  The following table presents our net income and net income per share accordingly had we applied the fair value method of SFAS No. 123.

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 30, 2005

Net income as reported	$2,704	$8,625
Add: Stock-based compensation expense included in reported net income, net of related tax effects	71	71
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(463)

Pro forma net income	$2,586	$8,233

Basic net income per share
As reported	$.21	$.66
Pro forma	$.20	$.63
Diluted net income per share
As reported	$.20	$.64
Pro forma	$.19	$.61

The weighted-average fair value of options granted was $8.90 for the six months ended July 30, 2005.  The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

July 30, 2005

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

No stock options were granted during the second quarter or year-to-date period ended July 29, 2006.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the six months ended July 29, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 28, 2006	899,674	$12.09
Granted	0	0.00
Forfeited or expired	(3,834)	18.66
Exercised	(132,954)	12.54

Outstanding at July 29, 2006	762,886	$11.98	4.77	$7,809
Exercisable at July 29, 2006	718,039	$11.93	4.57	$7,385

The following table summarizes information regarding outstanding and exercisable options at July 29, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.38 – 5.75	127,102	2.29	$4.93	127,102	$4.93
$ 8.56 – 11.95	210,725	2.94	$10.57	199,891	$10.50
$ 12.14 – 15.54	229,005	6.93	$12.83	201,503	$12.90
$ 16.10 – 21.95	196,054	5.82	$17.09	189,543	$17.13

The total intrinsic value, defined as the difference between the market value at exercise and the grant price, of stock options exercised during the second quarter and six months ended July 29, 2006 was $673,562 and $1,574,747, respectively.  The total cash received and associated excess tax benefit recorded from these stock option exercises during the second quarter of fiscal 2006 were $683,000 and $233,000, respectively.  The total cash received and associated excess tax benefit recorded from these stock option exercises during the first six months of fiscal 2006 were $1.8 million and $571,000, respectively.

During the second quarter of fiscal 2006, we recognized approximately $40,000 in stock-based compensation for stock options before the recognized income tax benefit of $16,000. During the first six months of fiscal 2006, we recognized approximately $145,000 in stock-based compensation for stock options before the recognized income tax benefit of $56,000.

As of July 29, 2006, there was approximately $158,000 of unrecognized compensation remaining related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of 1.24 years.

Restricted Stock Awards

All restricted stock awards issued to date to employees under the 2000 Plan vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period subsequent to the grant date.  Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vest 12 months from the date of the grant.  As per the requirements of SFAS No. 123R, the fair value of restricted stock awards is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for the six months ended July 29, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested at January 28, 2006	74,500	$17.50
Granted	55,250	22.99
Forfeited	(2,100)	18.69
Vested	(47,533)	17.38

Non-vested at July 29, 2006	80,117	$21.33

The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2006 was $826,000.  No stock awards vested during the second quarter of fiscal 2006.

During the second quarter of fiscal 2006, we recognized approximately $256,000 in stock-based compensation for restricted stock awards before the recognized income tax benefit of $99,000.  During the first six months of fiscal 2006, we recognized approximately $803,000 in stock-based compensation for restricted stock awards before the recognized income tax benefit of $309,000.

As of July 29, 2006, there was approximately $1.3 million of unrecognized compensation remaining related to non-vested stock awards.  The cost is expected to be recognized over a weighted average period of 1.58 years incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Stock Purchase Plan

During the second quarter of fiscal 2006, we recognized approximately $7,000 in stock-based compensation for the Stock Purchase Plan before the recognized income tax benefit of $2,700 representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.  During the first six months of fiscal 2006, we recognized approximately $17,000 in stock-based compensation for the Stock Purchase Plan before the recognized income tax benefit of $6,500.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our unauditied condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the SEC.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of July 29, 2006, we operated 265 stores in 23 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Number of Stores				Store Square Footage		Comparable Store Sales Increase (Decrease)

Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period

April 29, 2006	263	0	0	263	0	3,012,000	4.1%
July 29, 2006	263	4	2	265	12,000	3,024,000	(1.0)%
Year-to-date 2006	263	4	2	265	12,000	3,024,000	1.8%

April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%
July 30, 2005	260	7	1	266	60,000	3,047,000	2.9%
Year-to-date 2005	255	12	1	266	112,000	3,047,000	4.3%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 29, 2006	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	72.2	72.1	70.7	71.2

Gross profit	27.8	27.9	29.3	28.8
Selling, general and administrative expenses	24.8	24.9	24.1	24.2

Operating income	3.0	3.0	5.2	4.6
Interest income	(0.2)	0.0	(0.1)	0.0
Interest expense	0.0	0.1	0.0	0.1

Income before income taxes	3.2	2.9	5.3	4.5
Income tax expense	1.2	1.1	2.0	1.7

Net income	2.0%	1.8%	3.3%	2.8%

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

Net sales decreased $1.8 million to $146.9 million in the second quarter of 2006, a 1.2% decrease from net sales of $148.7 million in the comparable prior year period.  This decrease in sales can be attributed to two primary factors, a decrease in total store count as of the end of the second quarter and a 1% comparable store sales decrease.  At the end of the second quarter of fiscal 2006, we operated 265 stores, one less store than the 266 stores we operated at the end of the second quarter of fiscal 2005.  Also, the second quarter represented a challenging period for the athletic footwear industry.  Our comparable store sales loss of 1% in the second quarter was the result of a 6% decline in adult athletic product sales offset by a collective 2.4% increase in all of our other product categories.  We believe that current fashion trends for men and women are moving toward, what has generally been called, low-profile or sport-fusion footwear at the sake of mainstream athletic and classic athletic footwear.  We classify these sport-fusion styles in our casual categories.

Net sales increased $6.0 million to $315.4 million in the first half of 2006, a 1.9% increase over net sales of $309.4 million in the comparable prior year period.  Of the increase, $5.3 million was attributable to the 1.8% increase in comparable store sales, with the balance being attributable to the additional sales generated by our new stores net of store closings.  The steps we have taken to improve our women’s and men’s dress and casual business continues to yield enhanced results on a year-to-date basis as comparable store sales of men’s product is up 7.0% and women’s product is up 6.5%.  These gains have been partially offset by 3.2% comparable store sales decrease in athletic product, which is a direct result of the emerging trend away from traditional athletic footwear towards dress and casual footwear.

Gross Profit

Gross profit decreased $617,000 to $40.8 million in the second quarter of 2006, a 1.5% decrease from gross profit of $41.5 million in the comparable prior year period.  Our gross profit margin in the second quarter of 2006 decreased to 27.8% from 27.9% in the comparable prior year period.  As a percentage of sales, our merchandise gross profit margin increased 0.3% but was more than offset by a 0.4% increase in our buying, distribution and occupancy costs. The increase in the merchandise gross profit margin was primarily driven  by more full price selling resulting from our improved product assortment and lean inventories.  These factors contributed to a reduction in clearance product.  The increase in buying, distribution and occupancy costs, as a percentage of sales, was primarily a result of the decline in comparable store sales.

Gross profit increased $3.2 million to $92.3 million in the first half of 2006, a 3.6% increase over gross profit of $89.1 million in the comparable prior year period.  Our gross profit margin increased to 29.3% in the first six months of 2006 from 28.8% for the first six months of 2005.  The increase in gross profit margin resulted from a 0.5% increase in our merchandise gross profit margin while buying, distribution and occupancy costs remained relatively flat.  As with the second quarter of 2006, the increase in the merchandise gross profit margin was primarily driven by our continued focus on improving our product assortment and maintaining lean fresh inventories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $559,000 to $36.4 million in the second quarter of 2006 from $37.0 million in the comparable prior year period.  As a percentage of sales, these expenses decreased to 24.8% in the second quarter of 2006 from 24.9% for the comparable period last year.  Significant changes in expenses included a $547,000 decrease in advertising expense partially offset by an increase in health care costs of $440,000 along with an increase in stock-based compensation expense of $189,000.

Pre-opening costs were $164,000, or 0.1% of sales, for the second quarter of 2006 as compared to $296,000, or 0.2% of sales, for the second quarter of 2005.  We opened four stores in the second quarter of 2006 as compared to the seven stores we opened in the second quarter of 2005.

Store closing costs were $146,000, or 0.1% of sales, for the second quarter of 2006 as compared to $284,000, or 0.2% of sales, for the second quarter of 2005.  We closed two stores in the second quarter of 2006 as compared to the one store we closed in the second quarter of 2005.  The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved.

Selling, general and administrative expenses increased $1.3 million to $76.1 million in the first half of 2006 from $74.8 million in the comparable prior year period.  As a percentage of sales, these expenses decreased to 24.1% from 24.2% in the first six months of last year.  The most significant change was a $852,000, or 0.3% as a percentage of sales, increase in stock-based compensation in the first six months of 2006. Disclosure regarding our stock-based compensation plans and the effect of the adoption of SFAS No. 123R is contained in Note 4 – Stock-Based Compensation of the notes to the condensed consolidated financial statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report.

Other significant changes included a $675,000 increase in employee health care costs, a $552,000 decrease in advertising expense and a decrease in credit card charges of $512,000 resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit settlement.  We anticipate receiving payment on this during the second half of fiscal 2006.

Pre-opening costs were $164,000, or 0.1% of sales, for the first half of 2006 as compared to $489,000, or 0.2% of sales, for the first half of 2005.  We opened four stores in the first half of 2006 as compared to the 12 stores we opened in the first half of 2005.

Store closing costs were $259,000, or 0.1% of sales, for the first half of 2006 as compared to $437,000, or 0.1% of sales, for the first half of 2005.  We closed two stores in the first half of 2006 as compared to the one store we closed in the first half of 2005. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved.

Interest (Income) Expense

We recorded net interest income of $260,000 in the second quarter of 2006 compared to net interest expense of $128,000 in the second quarter of the prior year.  For the first six months of 2006, net interest income was $436,000 compared to net interest expense of $261,000 for the first six months of 2005.  We had no direct borrowings under our credit facility during the first half of fiscal 2006.

Income Taxes

The effective income tax rate for the second quarter of 2006 increased to 38.8% from 37.8% for the same time period in 2005.  The effective income tax rate for the first six months of 2006 remained flat at 38.4% when compared to the same time period in 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the first six months of 2006, as compared to a net use of cash of $3.0 million for the first six months of 2005.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $4.8 million increase in cash provided by operating activities between the two respective periods related primarily to the reduction in inventory levels on a per store basis coupled with the timing of income tax payments.

Working capital increased to $149.0 million at July 29, 2006 from $136.7 million at July 30, 2005.  The increase in working capital is primarily the result of an increase in cash and cash equivalents of $18.4 million partially offset by a $5.7 million increase in our accounts payable.  The current ratio at July 29, 2006 was 2.7 as compared to 2.6 at July 30, 2005.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) was 9.4% at July 30, 2005.  We had no long-term debt as of July 29, 2006.

Capital expenditures were $5.8 million in the first half of 2006.  We incurred $1.6 million for new stores, $1.7 million for store remodeling and relocation, $947,000 in costs related to our new distribution center and $786,000 for software and related technology.  The remaining capital expenditures were incurred for in-store graphics and miscellaneous equipment purchases.  Lease incentives received from landlords were $127,000 in the first half of 2006.

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

In February 2006, we signed a 15 year lease with a real estate developer who is constructing, to our specifications, a new distribution center of approximately 410,000 square feet located on 43 acres in the Evansville, Indiana area.  We expect the new distribution center to be fully operational in January 2007.  In June 2006, we signed a 15 year lease with the same real estate developer who is constructing, to our specifications, a new corporate headquarters building.  We anticipate occupying the corporate headquarters in the first half of 2007.  Further information on our new facilities is contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

During the first half of 2006, we opened four new stores and closed two, all of these in the second quarter.  We anticipate opening an additional 10 or 11 stores, and closing five, in the second half of fiscal 2006.

Capital expenditures are expected to be between $29 million to $31 million in fiscal 2006.  Of this amount, approximately $18 million represents our projected investment in equipment for our new distribution center and approximately $1 million for furniture and fixtures for our new corporate headquarters.  The expected aggregate capital cost of the anticipated 14 to 15 new stores will be between $4.3 million and $4.6 million.  The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in 2006 are expected to average approximately $305,000.  The average inventory investment in a new store is expected to range from $425,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $44,000 per store in 2006 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances from a revolving credit line and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends.  We were in compliance with these requirements as of July 29, 2006.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.  There were no borrowings outstanding under the revolving credit line and letters of credit outstanding were $11.7 million at July 29, 2006.  As of July 29, 2006, $58.3 million was available to us for additional borrowings under the credit facility.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We did not incur borrowings against our revolving credit line during the first six months of fiscal 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 29, 2006, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The annual meeting of our common shareholders was held June 12, 2006.

Election of Directors
Messrs. William E. Bindley and Kent A. Kleeberger were elected at the annual meeting to serve as our Directors for a three-year term.  Mr. Bindley received 12,610,384 votes in favor and 227,921 votes were withheld.  Mr. Kleeberger received 12,640,631 votes in favor and 197,674 votes were withheld.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

Mark L. Lemond	2007
James A. Aschleman	2007
J. Wayne Weaver	2008
Gerald W. Schoor	2008

Other Matters Voted Upon at the Meeting
The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006 was ratified.  Votes of 12,827,447 were cast in favor, 9,303 votes were cast against, 1,555 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

The Shoe Carnival, Inc. 2006 Executive Incentive Compensation Plan was approved.  Votes of 11,269,306 were cast in favor, 68,931 were cast against, 24,825 abstentions were recorded, and 1,475,825 broker non-votes were recorded.

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

(a)		Exhibits

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

	10-B	Shoe Carnival, Inc. 2006 Executive Incentive Compensation Plan (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on June 15, 2006)

10-D

Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on June 28, 2006)

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

Date: September 7, 2006	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson

W. Kerry Jackson
Executive Vice President and
Chief Financial Officer