Form 10-Q
period 2006-10-28
SHOE CARNIVAL INC
filed 2006-12-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006

or

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

          Number of Shares of Common Stock, $.01 par value, outstanding at November 30, 2006 were 13,545,497.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	October 28, 2006	January 28, 2006	October 29, 2005

Assets
Current Assets:
Cash and cash equivalents	$19,484	$20,304	$5,729
Accounts receivable	2,126	286	2,078
Merchandise inventories	187,254	183,993	178,650
Deferred income tax benefit	1,301	1,075	828
Other	3,064	2,327	2,748

Total Current Assets	213,229	207,985	190,033
Property and equipment-net	70,380	66,848	69,071

Total Assets	$283,609	$274,833	$259,104

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$49,244	$64,756	$39,423
Accrued and other liabilities	14,376	11,451	12,673
Current portion of long-term debt	0	0	1

Total Current Liabilities	63,620	76,207	52,097
Long-term debt	0	0	12,000
Deferred lease incentives	5,614	6,399	6,667
Accrued rent	6,346	6,658	6,746
Deferred income taxes	1,109	2,151	2,377
Deferred compensation	2,845	2,263	2,045

Total Liabilities	79,534	93,678	81,932

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,534, 13,363 and 13,363 shares issued at October 28, 2006, January 28, 2006 and October 29, 2005	135	134	134
Additional paid-in capital	73,212	70,672	69,810
Retained earnings	130,728	112,090	109,075
Treasury stock, at cost, 0, 95 and 132 shares at October 28, 2006, January 28, 2006 and October 29, 2005	0	(658)	(917)
Deferred equity compensation	0	(1,083)	(930)

Total Shareholders’ Equity	204,075	181,155	177,172

Total Liabilities and Shareholders’ Equity	$283,609	$274,833	$259,104

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 28, 2006	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005

Net sales	$189,086	$182,697	$504,441	$492,068
Cost of sales (including buying, distribution and occupancy costs)	132,349	128,815	355,413	349,089

Gross profit	56,737	53,882	149,028	142,979
Selling, general and administrative expenses	43,275	42,180	119,330	117,024

Operating income	13,462	11,702	29,698	25,955
Interest income	(353)	(18)	(863)	(53)
Interest expense	33	118	107	414

Income before income taxes	13,782	11,602	30,454	25,594
Income tax expense	5,406	4,452	11,816	9,819

Net income	$8,376	$7,150	$18,638	$15,775

Net income per share:
Basic	$.62	$.54	$1.40	$1.21

Diluted	$.61	$.53	$1.36	$1.18

Average shares outstanding:
Basic	13,414	13,229	13,338	13,088

Diluted	13,751	13,455	13,706	13,410

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock
				Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Total
(In thousands)	Issued	Treasury	Amount

Balance at January 28, 2006	13,363	(95)	$134	$70,672	$112,090	$(658)	$(1,083)	$181,155
Stock option exercises	151	65	1	1,878		453		2,332
Stock-based compensation income tax benefit				787				787
Employee stock purchase plan	7			137				137
Restricted stock awards	13	39		(446)		446		0
Accounting change for stock-based compensation				(1,083)			1,083	0
Common stock repurchased		(9)				(241)		(241)
Stock-based compensation expense				1,267				1,267
Net income					18,638			18,638

Balance at October 28, 2006	13,534	0	$135	$73,212	$130,728	$0	$0	$204,075

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005

Cash Flows From Operating Activities
Net income	$18,638	$15,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,713	11,154
Stock option income tax benefit	0	1,086
Stock-based compensation	1,267	186
Loss on retirement of assets	231	413
Deferred income taxes	(1,268)	(3,351)
Lease incentives	192	874
Other	(708)	(656)
Changes in operating assets and liabilities:
Accounts receivable	(1,840)	(1,240)
Merchandise inventories	(3,261)	1,940
Accounts payable and accrued liabilities	(20,419)	(21,213)
Other	113	(646)

Net cash provided by operating activities	3,658	4,322

Cash Flows From Investing Activities
Purchases of property and equipment	(14,331)	(11,556)
Proceeds from sale of property and equipment	7,201	70
Other	2	153

Net cash used in investing activities	(7,128)	(11,333)

Cash Flows From Financing Activities
Borrowings under line of credit	0	219,000
Payments on line of credit	0	(214,300)
Payments on long-term debt	0	(55)
Proceeds from issuance of stock	2,469	3,206
Excess tax benefits from stock-based compensation	422	0
Common stock repurchased	(241)	0

Net cash provided by financing activities	2,650	7,851

Net (decrease) increase in cash and cash equivalents	(820)	840
Cash and cash equivalents at beginning of period	20,304	4,889

Cash and Cash Equivalents at End of Period	$19,484	$5,729

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$106	$412
Cash paid during period for income taxes	$11,647	$11,965
Capital expenditures incurred but not yet paid	$7,948	$1,913

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period.  The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(In thousands)	Thirteen Weeks Ended October 28, 2006	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005

Basic shares	13,414	13,229	13,338	13,088
Dilutive effect of stock-based awards	337	226	368	322

Diluted shares	13,751	13,455	13,706	13,410

For the quarter and year-to-date period ended October 28, 2006, there were no anti-dilutive shares.  For the quarter and year-to-date period ended October 29, 2005, options to purchase 223,800 and 3,000 shares of common stock, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Note 3 – Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”.  The guidance in Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB No. 29, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 was effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment, (SFAS No. 123R)”.  SFAS No. 123R addresses the accounting for share-based payments, including grants of stock options.  Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”.  Historically we had followed APB No. 25 when accounting for stock-based compensation.  Under APB No. 25, the value of certain awards, such as our performance-based restricted stock awards, was included as an expense over the award’s expected vesting period.  Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB No. 25.  With SFAS No. 123R, we are required to account for such transactions using a fair-value method and recognize the expense in our consolidated statement of income.

We adopted SFAS No. 123R at the beginning of the first quarter of fiscal 2006 using the modified prospective transition method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, prior period amounts have not been restated to reflect the adoption of SFAS No. 123R.

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

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders.  The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  On January 14, 2003, the 1993 Plan expired.  Previously issued stock options can be exercised for up to 10 years from their date of grant.  At October 28, 2006, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999.  The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock).  No grants were made under this plan in fiscal 2005 or 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future.  At October 28, 2006, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan.  At October 28, 2006, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000.  The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants.  At October 28, 2006, 486,611 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  All restricted stock awards issued to date to employees under the 2000 Plan vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  All restricted stock awards issued to date to non-employee Directors vest one year from the date of the grant.

In addition to the above stock-based compensation plans, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) on May 11, 1995.  The Stock Purchase Plan reserves 300,000 shares of common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  At October 28, 2006, 154,053 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

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

Authoritative Literature Summary

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.  Under this method, stock-based compensation recognized during the first nine months of fiscal 2006 included compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123),” and also compensation expense for all stock-based awards granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock-based compensation expense is included in selling, general and administrative expense.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Historical pro forma information

Prior to the adoption of SFAS No. 123R and in accordance with the provisions of SFAS No. 123, we had followed the recognition and measurement principles of APB No. 25 and related interpretations.  Accordingly, no compensation cost was recognized for our stock option and incentive plans other than for awards of restricted shares during the third quarter and year-to-date period ended October 29, 2005.  Pro forma information regarding net income and earnings per share was required by SFAS No. 123, and was determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement.  The following table presents our net income and net income per share accordingly had we applied the fair value method of SFAS No. 123.

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 29, 2005

Net income as reported	$7,150	$15,775
Add: Stock-based compensation expense included in reported net income, net of related tax effects	45	115
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(669)

Pro forma net income	$6,990	$15,221

Basic net income per share
As reported	$.54	$1.21
Pro forma	$.53	$1.16
Diluted net income per share
As reported	$.53	$1.18
Pro forma	$.52	$1.14

The weighted-average fair value of options granted was $8.29 for the nine months ended October 29, 2005.  The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

October 29, 2005

Risk free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	52.7%
Expected term	5 Years

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

No stock options were granted during the third quarter or year-to-date period ended October 28, 2006.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the nine months ended October 28, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 28, 2006	899,674	$12.09
Granted	0	0.00
Forfeited or expired	(6,001)	17.33
Exercised	(216,792)	10.54

Outstanding at October 28, 2006	676,881	$12.54	4.93	$11,294
Exercisable at October 28, 2006	648,867	$12.52	4.81	$10,844

The following table summarizes information regarding outstanding and exercisable options at October 28, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.38 – 5.75	63,062	4.09	$4.48	63,062	$4.48
$ 8.56 – 11.95	202,808	2.71	$10.56	196,141	$10.51
$ 12.14 – 15.54	223,171	6.68	$12.83	208,168	$12.86
$ 16.10 – 17.12	187,840	5.54	$17.05	181,496	$17.08

The total intrinsic value, defined as the difference between the market value at exercise and the grant price, of stock options exercised during the third quarter and nine months ended October 28, 2006 was $1.3 million and $2.8 million respectively.  The total cash received and associated excess tax benefit recorded from these stock option exercises during the third quarter of fiscal 2006 were $656,000 and $138,000, respectively.  The total cash received and associated excess tax benefit recorded from these stock option exercises during the first nine months of fiscal 2006 were $2.5 million and $709,000, respectively.

During the third quarter of fiscal 2006, we recognized approximately $39,000 in stock-based compensation for stock options before the recognized income tax benefit of $15,300.  During the first nine months of fiscal 2006, we recognized approximately $184,000 in stock-based compensation for stock options before the recognized income tax benefit of $71,400.

As of October 28, 2006, there was approximately $118,000 of unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted-average period of one year.

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

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for the nine months ended October 28, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 28, 2006	74,500	$17.50
Granted	55,250	22.99
Forfeited	(2,600)	19.31
Vested	(47,533)	17.38

Non-vested at October 28, 2006	79,617	$21.32

The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2006 was $826,000.  No stock awards vested during the third quarter of fiscal 2006.

During the third quarter of fiscal 2006, we recognized approximately $256,000 in stock-based compensation for restricted stock awards before the recognized income tax benefit of $100,400.  During the first nine months of fiscal 2006, we recognized approximately $1.1 million in stock-based compensation for restricted stock awards before the recognized income tax benefit of $426,800.

As of October 28, 2006, there was approximately $984,000 of unrecognized compensation remaining related to non-vested stock awards.  The cost is expected to be recognized over a weighted average period of 1.33 years incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Stock Purchase Plan

During the third quarter of fiscal 2006, we recognized approximately $7,000 in stock-based compensation for the Stock Purchase Plan before the recognized income tax benefit of $2,700 representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.  During the first nine months of fiscal 2006, we recognized approximately $24,000 in stock-based compensation for the Stock Purchase Plan before the recognized income tax benefit of $9,300.

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

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of October 28, 2006, we operated 270 stores in 24 states in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations

	Beginning Of Period	Number of Stores		End of Period	Store Square Footage		Comparable Store Sales Increase (Decrease)

Quarter Ended		Opened	Closed		Net Change	End of Period

April 29, 2006	263	0	0	263	0	3,012,000	4.1%
July 29, 2006	263	4	2	265	12,000	3,024,000	(1.0)%
October 28, 2006	265	8	3	270	33,000	3,057,000	2.9%
Year-to-date 2006	263	12	5	270	45,000	3,057,000	2.3%

April 30, 2005	255	5	0	260	52,000	2,987,000	5.5%
July 30, 2005	260	7	1	266	60,000	3,047,000	2.9%
October 29, 2005	266	2	3	265	(18,000)	3,029,000	8.3%
Year-to-date 2005	255	14	4	265	94,000	3,029,000	5.5%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 28, 2006	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.0	70.5	70.5	70.9

Gross profit	30.0	29.5	29.5	29.1
Selling, general and administrative expenses	22.9	23.1	23.7	23.8

Operating income	7.1	6.4	5.8	5.3
Interest income	(0.2)	0.0	(0.2)	0.0
Interest expense	0.0	0.1	0.0	0.1

Income before income taxes	7.3	6.3	6.0	5.2
Income tax expense	2.9	2.4	2.3	2.0

Net income	4.4%	3.9%	3.7%	3.2%

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

Net sales increased $6.4 million to $189.1 million in the third quarter of fiscal 2006, a 3.5% increase from net sales of $182.7 million in the comparable prior year period.  Of this increase, $5.0 million was attributable to a 2.9% increase in comparable store sales.  The remaining $1.4 million of the increase was attributable to the sales generated by our new stores partially offset by the sales decrease resulting from store closings.  Similar to our experience in the third quarter of fiscal 2005, the 2006 back-to-school season started slowly, but improved significantly as we moved through August and into September.  The 2.9% comparable store sales gain for the third quarter of fiscal 2006 was achieved on top of an 8.3% comparable store sales increase in the third quarter of fiscal 2005.  A 10% increase in women’s dress and casual business along with a 9.8% increase in children’s footwear drove the comparable store sales increase for the third quarter of fiscal 2006.

Net sales increased $12.3 million to $504.4 million in the first nine months of fiscal 2006, a 2.5% increase over net sales of $492.1 million in the comparable prior year period.  Of the increase, $10.6 million was attributable to a 2.3% increase in comparable store sales.  The remaining $1.7 million of the increase was attributable to the sales generated by our new stores partially offset by the sales decrease resulting from store closings.  Our comparable store sales of non-athletic merchandise increased 6.9% year-to-date in fiscal 2006, over fiscal 2005 while our comparable store sales in athletic product decreased 1.1%.  We attribute the sales decline in athletic product to the current fashion trends favoring dress and casual styles over that of traditional athletic.  We have made significant progress towards our goal of increasing our women’s casual and dress product as a percent of total sales.  For the first nine months of fiscal 2006, our women’s dress and casual business has grown to 26.0% of our total business as compared to 24.6% for the same period last year.

Gross Profit

Gross profit increased $2.8 million to $56.7 million in the third quarter of fiscal 2006, a 5.3% increase from gross profit of $53.9 million in the comparable prior year period.  Our gross profit margin in the third quarter of fiscal 2006 increased to 30.0% from 29.5% in the comparable prior year period.  Our merchandise gross profit margin increased 0.8%, but was partially offset by a 0.3%, as a percentage of sales, increase in our buying, distribution and occupancy costs.  The increase in the merchandise gross profit margin was primarily the result of lower markdowns and less promotional activity.  The increase in buying, distribution and occupancy costs, as a percentage of sales, was related primarily to the costs associated with our price markdown optimization software which was placed into service during the first quarter of fiscal 2006, higher wage and occupancy costs in our distribution center and a $324,000 increase in the portion of store closing costs included in occupancy expense.

Gross profit increased $6.0 million to $149.0 million in the first nine months of fiscal 2006, a 4.2% increase over gross profit of $143.0 million in the comparable prior year period.  Our gross profit margin increased to 29.5% in the first nine months of fiscal 2006 from 29.1% for the first nine months of fiscal 2005.  The increase in gross profit margin resulted from a 0.6% increase in our merchandise gross profit margin, while buying, distribution and occupancy costs, as a percentage of sales, increased 0.2%.  The increase in the merchandise gross profit margin was driven by our continued improvements in inventory management and product assortment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million to $43.3 million in the third quarter of fiscal 2006 from $42.2 million in the comparable prior year period.  As a percentage of sales, these expenses decreased to 22.9% in the third quarter of fiscal 2006 from 23.1% for the comparable period last year.  This decrease resulted primarily from the leveraging effect of our comparable store sales gain.  Significant changes in expenses included a $1.3 million increase in advertising expenditures during the back-to-school period, a $229,000 increase in stock-based compensation expense and a $1.2 million decrease in health care costs.  Health care costs incurred during the third quarter of fiscal 2005 were unusually high and costs for the third quarter of fiscal 2006 were slightly below expectations.

Pre-opening costs were $298,000, or 0.2% of sales, for the third quarter of fiscal 2006 as compared to $215,000, or 0.1% of sales, for the third quarter of fiscal 2005.  We opened eight stores in the third quarter of fiscal 2006 as compared to the two stores we opened in the third quarter of fiscal 2005.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

The portion of store closing costs included in selling, general and administrative expenses was $232,000, or 0.1% of sales, for the third quarter of fiscal 2006 as compared to $196,000, or 0.1% of sales, for the third quarter of fiscal 2005.  We closed three stores in the third quarter of fiscal 2006, as well as three stores in the third quarter of fiscal 2005.  The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets at the store and any amounts required to be paid as part of the lease termination.

Selling, general and administrative expenses increased $2.3 million to $119.3 million in the first nine months of fiscal 2006 from $117.0 million in the comparable prior year period.  As a percentage of sales, these expenses decreased to 23.7% from 23.8% in the first nine months of last year.  Significant changes in expenses included a $1.1 million increase in stock-based compensation, a $450,000 decrease in health care costs, and a decrease in credit card charges of $512,000 resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit settlement.  Disclosure regarding our stock-based compensation plans and the effect of the adoption of SFAS No. 123R is contained in Note 4 – Stock-Based Compensation of the notes to the condensed consolidated financial statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report.

Pre-opening costs were $460,000, or 0.1% of sales, for the first nine months of fiscal 2006 as compared to $704,000, or 0.1% of sales, for the first nine months of fiscal 2005.  We opened 12 stores in the first nine months of fiscal 2006 as compared to the 14 stores we opened in the first nine months of fiscal 2005.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The decrease in pre-opening expense was primarily due to an increase in vendor cooperative advertising funds.

The portion of store closing costs included in selling, general and administrative expenses was $486,000, or 0.1% of sales, for the first nine months of fiscal 2006 as compared to $634,000, or 0.1% of sales, for the first nine months of  fiscal 2005.  We closed five stores in the first nine months of fiscal 2006 as compared to the four stores we closed in the first nine months of fiscal 2005.  The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets at the store and any amounts required to be paid as part of the lease termination.

Interest (Income) Expense

We recorded net interest income of $320,000 in the third quarter of fiscal 2006, resulting from the investment of excess cash, compared to net interest expense of $100,000 in the third quarter of the prior year.  For the first nine months of fiscal 2006, net interest income was $756,000, resulting from the investment of excess cash, compared to net interest expense of $361,000 for the first nine months of fiscal 2005.  We had no direct borrowings under our credit facility during the first nine months of fiscal 2006.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2006 increased to 39.2% from 38.4% for the same time period in 2005.  The effective income tax rate for the first nine months of fiscal 2006 increased to 38.8% from 38.4% when compared to the same time period in 2005, due to an increase in state income taxes.  The third quarter of fiscal 2006 effective income tax rate reflects a year-to-date adjustment to raise the annual effective rate to 38.8%.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.7 million for the first nine months of fiscal 2006, as compared to $4.3 million for the first nine months of fiscal 2005.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $600,000 decrease in cash provided by operating activities between the two respective periods related primarily to a 2.9% increase in inventory levels on a per store basis coupled with the increased store count, partially offset by an increase in net income and the reversal of certain deferred income tax items.

Working capital increased to $149.6 million at October 28, 2006 from $137.9 million at October 29, 2005.  The increase in working capital was primarily the result of an increase in cash and cash equivalents of $13.8 million.  The current ratio at October 28, 2006 was 3.4 as compared to 3.6 at October 29, 2005.  Long-term debt as a percentage of total capital (long-term debt plus shareholders’ equity) was 6.3% at October 29, 2005.  We had no long-term debt as of October 28, 2006.

Capital expenditures were $14.3 million in the first nine months of fiscal 2006.  We incurred $5.2 million for new stores, $2.0 million for store remodeling and relocation, $4.5 million in costs related to our new distribution center and $1.8 million for software and related technology.  The remaining capital expenditures were incurred for in-store graphics and miscellaneous equipment purchases.  Lease incentives received from landlords were $192,000 in the first three quarters of fiscal 2006.

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

In February 2006, we signed a 15-year lease with a real estate developer who is constructing, to our specifications, a new distribution center of approximately 410,000 square feet located on 43 acres in the Evansville, Indiana area.  We expect the new distribution center to be fully operational in January 2007.  In June 2006, we signed a 15 year lease with the same real estate developer who is constructing, to our specifications, a new corporate headquarters building.  We anticipate occupying the corporate headquarters in the first half of 2007.  Further information on our new facilities is contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

During the first nine months of fiscal 2006, we opened 12 new stores and closed five.  We will open an additional two stores, and close one, in the last quarter of fiscal 2006, ending the year with 271 stores.  In fiscal 2007, we plan to open approximately 25 new stores and close three.

We expect to incur between $30 million to $31 million in capital expenditures in fiscal 2006.  Of this amount, approximately $18 million represents our projected investment in equipment for our new distribution center and approximately $1 million for furniture and fixtures for our new corporate headquarters.  The expected aggregate capital cost of the 14 new stores will be approximately $5.1 million.  The remaining capital expenditures are for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store have averaged between $300,000 and $370,000 with inventory investment averaging between $425,000 and $750,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, generally average $50,000 to $75,000 per store with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances from a revolving credit line and commercial letters of credit.  Borrowings under the revolving credit line are based on eligible inventory.  The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends.  We were in compliance with these requirements as of October 28, 2006.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit agreement and amendments thereto are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.  There were no borrowings outstanding under the revolving credit line and letters of credit outstanding were $6.5 million at October 28, 2006.  As of October 28, 2006, $63.5 million was available to us for borrowings under the credit facility.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We did not incur borrowings against our revolving credit line during the first nine months of fiscal 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 28, 2006, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company.  In the third quarter of 2006, the company began to transition certain store locations to a new time and attendance payroll system. The implementation of this payroll system at the remaining store locations and corporate facility will continue through fiscal 2006 and is expected to be completed during the first quarter of fiscal 2007. Additionally, as part of our continued strategy to grow our store base and increase processing capacity, we are in the process of building a new 410,000 square foot distribution facility in Evansville, Indiana. Transition to the new distribution facility is expected to occur in the fourth quarter of fiscal 2006. It is anticipated the implementation of the new payroll system and launch of the new distribution facility will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to the new payroll system is ongoing. Testing of the controls related to the new distribution facility is expected to occur in the fourth quarter of fiscal 2006. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)		Exhibits

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

Date: December 7, 2006	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson

W. Kerry Jackson
Executive Vice President and Chief Financial Officer