Form 10-K
period 2007-02-03
SHOE CARNIVAL INC
filed 2007-04-18
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 3, 2007
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________________ to __________________________

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

8233 Baumgart Road
Evansville, IN	47725
(Address of principal executive offices)	(Zip code)

(812) 867-6471
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

[ ]Large accelerated filer	[X]Accelerated filer	[ ]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]Yes [X]No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $410,557,463 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 11, 2007 were 13,665,894.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 12, 2007 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

Item	1.	Business	2
Item	1A.	Risk Factors	9
Item	1B.	Unresolved Staff Comments	13
Item	2.	Properties	13
Item	3.	Legal Proceedings	14
Item	4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item	8.	Financial Statements and Supplementary Data	25
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item	9A.	Controls and Procedures	45
Item	9B.	Other Information	48

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	49
Item	11.	Executive Compensation	49
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item	13.	Certain Relationships and Related Transactions, and Director Independence	49
Item	14.	Principal Accountant Fees and Services	49

PART IV

Item	15.	Exhibits and Financial Statement Schedules	50

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
February 3, 2007

PART I

ITEM 1.     BUSINESS

Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear. See ITEM 1A. RISK FACTORS of this report.

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate ourselves from our competitors by our distinctive, highly promotional in-store marketing effort and large stores that average 11,400 square feet, generate an average of approximately $2.5 million in annual sales and house an average inventory of approximately 29,000 pairs of shoes per location. As of February 3, 2007, we operated 271 stores in 24 states primarily in the Midwest, South and Southeast regions of the United States.

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

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries approximately 29,000 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. We place significant emphasis on visual merchandising and the promotion of nationally recognized name brands. We communicate the importance of these brands through creative signage and other visual aids on the fixtures throughout the stores.

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

Growth Strategy

Key elements of our growth strategy are as follows:

We will to continue to grow our store base. Aside from comparable store sales increases, the majority of our sales and earnings growth is expected to be generated by the opening of new stores. In 2007, we expect to open between 20 and 22 stores, net of store closings. These new stores will be located in large and small markets primarily within our existing geographic areas. Our intention is to fill in certain under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. We have adjusted, and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges. We intend to increase our store growth rate by 10% to 12% in the future, subject to the availability of sufficient real estate and the continued health of the retail market.

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

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and to a lesser extent leveraging general and administrative expenses against a higher sales base. An opportunity to increase our gross margin is to increase women’s non-athletic sales as a percentage of our total business. Women’s product has historically achieved the highest gross margin. To achieve this goal, we have improved the fashion content of our women’s merchandise assortment, particularly in the dress and casual categories. Secondly, to highlight our women’s merchandise, we introduced a new store design in fiscal 2003 that prominently displays women’s footwear immediately upon entering the store. At the end of fiscal 2006, approximately 147 of our existing stores had the new design. In addition to new stores, we will incorporate the new design in stores as they are remodeled, which normally occurs upon lease renewal.

Merchandising

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. Our stores carry an average of approximately 29,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts. Our stores also carry complementary accessories such as handbags, wallets, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

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

The table below sets forth our percentage of sales by product category for fiscal years 2006, 2005 and 2004.

Fiscal Year	2006	2005	2004
Women’s	27%	25%	23%
Men’s	15	15	15
Children’s (1)	17	16	17
Athletics (2)	37	40	41
Accessories and Miscellaneous Items	4	4	4
	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.
(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In fiscal 2006, athletic styles, including children’s sizes, represented approximately half of our footwear sales.

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

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 56% of our total advertising budget was directed to television and radio in fiscal 2006. Print media (including newspaper ads, inserts and direct mail) and outdoor advertising accounted for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. Major promotions during grand openings and peak selling periods allow customers to win prizes such as gift cards, merchandise or cash.

We strive to make each store opening a major retail event. Grand openings feature contests and giveaways of cash and prizes. We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Store Location and Design

The number of stores opened and closed during fiscal years 2006, 2005 and 2004 were as follows:

Fiscal Year	2006	2005	2004
Stores open at beginning of year	263	255	237
Opened during year	14	15	22
Closed during year	6	7	4
Stores open at end of year	271	263	255

At February 3, 2007, we had 271 stores located in 24 states, primarily in the Midwest, South and Southeast regions of the United States. Although two stores are located in enclosed malls, we prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls.

All of our stores are leased rather than owned. We believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores. Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential strip shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the landlord’s ability to deliver the premises. After we accept the premises from the landlord in turnkey condition, we can generally open a store within 60 days.

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

As of February 3, 2007, our stores averaged approximately 11,400 square feet, ranging in size from 6,400 to 26,500 square feet. Our current store prototype utilizes between 6,500 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

Our stores are designed and fixtured to reflect the high energy level of our retail concept. Stores are typically equipped with a sound system, microphone and entertainment devices such as the Spin-N-Win™ Wheel. With an open stock format, merchandise is displayed by category, with athletic footwear providing transition between men’s and women’s footwear.

Updated Store Design. The store design and logo utilized by 46% of our stores was introduced in 1996. This design conveys a carnival-like atmosphere through the use of distinctive signs, flashing colored lights, large mirrors and bold colors. While we believe the existing design will continue to be successful into the future, a new store design was developed and rolled out in all stores opened and remodeled in fiscal 2003 and after. The new design incorporates the excitement and energy that makes Shoe Carnival distinctive, but features a contemporary look and feel by utilizing a more muted color scheme, larger-than-life sized graphics, better visual displays and an improved wayfinding system. In addition, the Shoe Carnival logo was redesigned to reflect the store’s new color scheme and contemporary look.

The new design highlights our women’s non-athletic merchandise by relocating it from an interior position to the front window line. We also showcase our latest women’s styles on displays, which can be seen by customers as they enter the store. Prominently displaying the women’s merchandise is one way in which we expect to achieve our goal of raising the percentage of sales of women’s merchandise. In two years, our women’s non-athletic product has risen to 27 percent of our total sales in fiscal 2006 from 23 percent in fiscal 2004. We expect to achieve our goal of 28 to 30 percent of our total sales being generated by women’s dress and casual merchandise over the next three years. At the end of fiscal 2006, approximately 147 of our stores had the new design. As designs change, we will continue to remodel stores and open new stores with the latest store concept.

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

Administrative functions are centrally controlled from the corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing. Store operations personnel are expected and encouraged to provide feedback to all corporate departments to improve efficiencies. Store operations personnel are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.

Distribution

During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, we converted our distribution and warehousing functions to our new 410,000 square foot distribution center, located in Evansville, Indiana. This facility is leased from a third party and can support the processing and distribution needs of approximately 465 stores to facilitate future growth. We negotiated in our lease the right to expand into a designated expansion area as long as we provide 120 days written notice to the property owner. Expansion under this option would provide us the processing capacity to support a total of approximately 650 stores.

The new distribution center utilizes state-of-the-art processing and product movement equipment. This facility processes virtually all merchandise prior to shipping it to the stores. At a minimum, this includes count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store one time per week. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

In February 2006, we sold our former 200,000 square foot distribution center, located in Evansville, Indiana, to a third party and entered into a leaseback arrangement with the landlord to continue operations of this facility. At February 3, 2007, we continued to lease this facility in order to complete our conversion to the new distribution center. On March 1, 2007, we relinquished all of our rights to the facility to the landlord. See our Notes to Consolidated Financial Statements, Note 6 – “Leases” included in PART II, ITEM 8 of this report for further details on the sale and leaseback of the facility.

Buying Operations

Maintaining fresh, fashionable merchandise is critical to our success. Our buyers stay in touch with evolving trends by shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines. Management of the purchasing function is the responsibility of our Executive Vice President - General Merchandise Manager. Store operations personnel are expected to provide input to our merchandising staff regarding market specific fashion trends.

We purchase merchandise from over 180 footwear vendors. In fiscal 2006, three suppliers, Nike USA, Inc., Adidas Sales, Inc., and Skechers USA, Inc. each accounted for 10%, or more, of our net sales and together accounted for over 37% of our net sales. Amounts for Adidas Sales, Inc. include our purchases from Reebok International Ltd. for the entire fiscal year. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Information Systems

We have devoted significant resources to expand our sophisticated information technology systems. Our network connects our corporate office to every store via a wide area network, providing up-to-date sales and inventory information as required. Each store has an independent point-of-sale controller, with two to 12 point-of-sale terminals per store. To provide maximum flexibility and maintain data integrity, our information systems are based upon relational database technology. Our distribution facility utilizes a radio frequency network to assure accurate, real-time information throughout the distribution operation. Each member of the buying and distribution staff has on-line access to up-to-date sales and inventory information broken down by store, style, color, size and width. Additional data analysis can be quickly provided on demand by the merchandising or data warehouse applications.

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

Employees

At February 3, 2007, we had approximately 4,000 employees, of which approximately 2,300 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and servicemarks: Shoe Carnival®, The Carnival®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Innocence®, Trade Dress®, Carnival Lites® and Color Block Design®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

ITEM 1A.     RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. See ITEM 1. BUSINESS - “Forward-Looking Statements” of this report.

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

  the acceptance of the Shoe Carnival concept in new markets;

  the availability of financing for capital expenditures and working capital requirements;

  our ability to provide adequate distribution to support growth;

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

We may not be able to achieve comparable store sales gains in the future, which could adversely affect our results of operations and cause a decline in the trading price of our common stock. A variety of factors affect our comparable store sales results, including:

  economic conditions;

  the retail sales environment;

  the results of our merchandising strategies;

  the impact of relatively new stores and new markets; and

  the success of our marketing and promotional programs.

Declines or fluctuations in our comparable store sales could cause the trading price of our common stock to decline.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2006, three branded suppliers, Nike USA, Inc., Adidas Sales, Inc., including Reebok International Ltd., and Skechers USA, Inc. collectively accounted for over 37% of our net sales. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of our imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, Brazil, Spain and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will be able to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In 2007, capital expenditures are expected to range from $21 million to $22 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if interest rates materially increase from present levels.

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

We would be adversely affected if our distribution or information technology operations were disrupted. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana. Virtually all merchandise received by our stores, with the exception of a small amount of goods shipped directly to the stores, is and will be shipped through our distribution center. Our corporate computer network is essential to our distribution process. If our distribution center is shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters, we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and an adult child together own approximately 30% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Our stock price may be volatile and could decline substantially. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

  operating results failing to meet the expectations of securities analysts or investors in any quarter;

  downward revisions in securities analysts’ estimates;

  material announcements by us or our competitors; and

  the other risk factors cited in this annual report.

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

  fashion trends;

  calendar shifts of holiday or seasonal periods;

  the effectiveness of our inventory management;

  weather conditions;

  timing of opening of new stores;

  changes in general economic conditions and consumer spending patterns; and

  actions of competitors or co-tenants.

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

The following table identifies the number of our stores in each state as of February 3, 2007:

State	#	State	#
Alabama	10	Missouri	18
Arkansas	8	Mississippi	6
Colorado	6	North Carolina	13
Florida	21	Ohio	13
Georgia	13	Oklahoma	6
Iowa	6	Pennsylvania	1
Illinois	24	South Carolina	12
Indiana	20	Tennessee	14
Kansas	3	Texas	31
Kentucky	12	Virginia	9
Louisiana	10	Wisconsin	5
Michigan	6	West Virginia	4
		Total Stores	271

In February 2006, we sold our combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs. We entered into a lease to continue operations in this combined facility, the initial term of which expired on January 31, 2007. The lease provided an option that allows us to continue our occupancy until January 31, 2008, if necessary. We exercised this option during fiscal 2006 and were continuing to lease the combined facility on a month-to-month basis at February 3, 2007. On March 1, 2007, we relinquished our rights to the distribution center. We continued to occupy our existing corporate headquarters subsequent to February 3, 2007 and anticipate relocation to our new corporate headquarters in the second quarter of fiscal 2007.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Store Location and Design” and “Distribution” as well as PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – “2007 Outlook” of this report.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2006 fiscal year.

Executive Officers

Name	Age	Position
J. Wayne Weaver	72	Chairman of the Board and Director
Mark L. Lemond	52	President, Chief Executive Officer and Director
Timothy T. Baker	50	Executive Vice President - Store Operations
W. Kerry Jackson	45	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	53	Executive Vice President - General Merchandise Manager

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

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this Annual Report in lieu of being included in our Proxy Statement for our 2007 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Stock Market under the trading symbol “SCVL” since March 16, 1993.

The quarterly high and low trading prices for fiscal 2006 and fiscal 2005 were as follows:

	High	Low
Fiscal Year 2006
First Quarter	$28.10	$21.70
Second Quarter	29.12	20.39
Third Quarter	29.24	19.25
Fourth Quarter	33.28	25.45

Fiscal Year 2005
First Quarter	$20.08	$12.26
Second Quarter	25.19	17.28
Third Quarter	25.28	13.74
Fourth Quarter	23.53	15.65

As of March 23, 2007, there were approximately 207 holders of record of our common stock and approximately 3,447 beneficial owners of our common stock.

We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. In addition, our credit agreement contains certain limitations on the payment of dividends.

No unregistered equity securities were sold by us during fiscal 2006.

We purchased approximately 9,000 shares of our common stock during fiscal 2006. See our Notes to Consolidated Financial Statements, Note 9 – “Stock Based Compensation” included in PART II, ITEM 8 of this report for further details.

The information required by this Item concerning securities authorized for issuance under our equity plans has been set forth in or incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

(In thousands, except per share and operating data)

Fiscal years (1)	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$681,662	$655,638	$590,186	$557,923	$519,699
Cost of sales (including buying,
distribution and occupancy costs)	482,888	465,942	422,961	399,713	370,190

Gross profit	198,774	189,696	167,225	158,210	149,509
Selling, general and
administrative expenses	161,144	158,860	146,360	138,178	123,658

Operating income	37,630	30,836	20,865	20,032	25,851
Interest income	(1,235)	(170)	(73)	(15)	(35)
Interest expense	152	524	731	729	820

Income before income taxes	38,713	30,482	20,207	19,318	25,066
Income tax expense	14,949	11,692	7,678	7,341	9,400

Net income	$23,764	$18,790	$12,529	$11,977	$15,666

Net income per share:
Basic	$1.78	$1.43	$.98	$.94	$1.25
Diluted	$1.73	$1.40	$.96	$.92	$1.21

Average shares outstanding:
Basic	13,373	13,128	12,820	12,677	12,561
Diluted	13,744	13,457	13,051	13,049	12,976

Selected Operating Data (2):
Stores open at end of year	271	263	255	237	207
Square footage of store space
at year-end (000’s)	3,062	3,012	2,935	2,752	2,401
Average sales per store (000’s)	$2,544	$2,524	$2,404	$2,548	$2,675
Average sales per square foot	$223	$219	$207	$219	$232
Comparable store sales (3)	1.5%	6.9%	(0.8)%	(3.0)%	(0.4)%
Balance Sheet Data:
Working capital	$152,214	$131,778	$115,495	$114,670	$93,951
Total assets	311,162	274,833	256,905	245,769	218,413
Long-term debt	0	0	7,300	21,956	15,503
Total shareholders’ equity	209,949	181,155	156,919	142,998	129,595

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2006, 2005, 2004, 2003, and 2002 relate respectively to the fiscal years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)	Selected Operating Data has been adjusted to a comparable 52 week basis for 2006.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of February 3, 2007, we operated 271 stores in 24 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2006, 2005, 2004, 2003, and 2002 relate respectively to the fiscal years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

2007 Outlook

We anticipate opening between 23 and 25 new stores and closing three stores during fiscal 2007. These new stores will be located in large and small markets primarily within our existing geographic areas. Our intention is to back fill under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market. We believe the following key infrastructure enhancements initiated in fiscal 2006 will support our accelerated growth strategy in fiscal 2007 and beyond.

New Distribution Center - During the fourth quarter of fiscal 2006, we opened a new 410,000 square foot distribution center. We are leasing the land, building and improvements for an initial period of 15 years. The conversion to this new facility was completed in the first quarter of fiscal 2007. The new distribution center, utilizing state-of-the-art processing and product movement equipment, can support the processing and distribution needs of approximately 465 stores. The facility was designed to be expanded and will ultimately provide us with the processing and storage capacity to support a total of approximately 650 stores.

New Corporate Headquarters – Construction on our new corporate headquarters is expected to be completed in the second quarter of fiscal 2007. The 60,000 square foot leased facility is designed to meet our specific business needs and has capacity to accommodate additional administrative personnel as we grow our store base. The new corporate headquarters marks an important milestone in our history and serves as a visible sign of our commitment to the ongoing growth and development of the company. During 2007, our projected investment in furniture and fixtures for the new facility will be approximately $2 million.

Information Technology - In fiscal 2006, we substantially completed the chain-wide implementation of a wide area network (the "WAN"). The WAN has enabled us to achieve immediate operational enhancements and cost savings in a number of areas by providing improved connectivity between our corporate headquarters, new distribution center and store locations. The immediate benefits of the WAN included a reduction in the amount of time required to authorize settlement transactions and a reduction in debit and credit card fees. We expect the WAN to continue to provide improvements in connectivity and enhanced support of new applications in fiscal 2007 and beyond. These new applications include a time and attendance payroll system that was substantially complete in fiscal 2006 and an inventory locator system we expect to implement in fiscal 2007.

Markdown Optimization Software - In late Spring of 2006, we completed our implementation of Oracle’s Retail Price Optimization solution ("Price Optimization"). Price Optimization is a sophisticated analytical software program that helps our buyers manage in-season pricing and markdowns, taking into account the historical lifecycle of the various product categories and the effect of the various promotions we run. Through enhanced management of product markdowns, we expect to improve inventory turnover, keep our seasonal product fresh and ultimately improve our gross profit margin. Price Optimization also provides a platform for zone pricing which allows us to price an item differently in each zone based on the item’s sell through. Although we believe that the benefit of Price Optimization was minimal to the results for 2006, we expect to see improvements to our profit margin in fiscal 2007 as the software becomes more integrated with our merchandise processes.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.8	71.1	71.7

Gross profit	29.2	28.9	28.3
Selling, general and
administrative expenses	23.7	24.2	24.8

Operating income	5.5	4.7	3.5
Interest income	(0.2)	(0.0)	(0.0)
Interest expense	0.0	0.1	0.1

Income before income taxes	5.7	4.6	3.4
Income tax expense	2.2	1.7	1.3

Net income	3.5%	2.9%	2.1%

2006 Compared to 2005

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

Net sales increased $26.1 million to $681.7 million in fiscal 2006, a 4.0% increase over net sales of $655.6 million in fiscal 2005. Fiscal 2006 consisted of 53 weeks compared to 52 weeks in fiscal 2005. Sales of approximately $11.5 million were recorded in the extra week of fiscal 2006. Comparable store sales for the 52-week period ended January 27, 2007 increased 1.5%, or approximately $9.5 million. The remaining increase was primarily related to sales generated by our new stores partially offset by the sales decrease resulting from store closings.

Comparable store sales for the 52-week period ended January 27, 2007 increased 4.9% for non-athletic merchandise and decreased 1.1% for athletic product. We attribute the sales decline in athletic product to the current fashion trends favoring dress and casual styles over that of traditional athletic. We made significant progress in fiscal 2006 towards our goal of increasing women’s casual and dress product as a percent of total sales. Historically, women’s non-athletic product has achieved the highest gross profit margin of any of our footwear categories. Our long-term goal is to achieve total sales of 28 to 30 percent in women’s dress and casual merchandise. For fiscal 2006, our women’s non-athletic product rose to 27% of total sales compared to 25% in fiscal 2005.

As we look forward to fiscal 2007, our focus will remain on increasing our brand recognition, as well as focusing on the fashion aspect of our business to drive comparable store sales gains through a combination of increased unit sales and growth in average selling prices.

Gross Profit

Gross profit increased $9.1 million to $198.8 million in fiscal 2006, a 4.8% increase from gross profit of $189.7 million in fiscal 2005. The gross profit margin for fiscal 2006 increased to 29.2% from 28.9% in fiscal 2005. As a percentage of sales, the merchandise margin increased 0.5% and buying, distribution and occupancy costs increased 0.2%. The increase in merchandise margin, as a percentage of sales, was primarily driven by our continued improvements in inventory management and product assortment which resulted in an increase in average selling price. The increase in buying, distribution and occupancy costs, as a percentage of sales, was due primarily to incremental expenses of approximately $900,000 associated with the opening of a new distribution center during the fourth quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $161.1 million in fiscal 2006 from $158.9 million in fiscal 2005. Selling, general and administrative expenses during fiscal 2006, as a percentage of sales, decreased to 23.7% from 24.2% in fiscal 2005. Significant changes in expenses included a $964,000 increase in stock-based compensation and a $826,000 decrease in health care costs. Disclosure regarding our stock-based compensation plans and the effect of the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), is contained in the Notes to the Consolidated Financial Statements contained in PART II, ITEM 8 of this report. Health care costs incurred during fiscal 2005 were unusually high and we believe we experienced a return to a more normal usage of benefits in fiscal 2006. Additionally, at the beginning of our third quarter of fiscal 2006, we entered into an agreement with a new provider to manage our self-insured health benefits plan. This resulted in year-over-year savings on claim management fees and preferred provider discounts.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2006 was $621,000, or 0.1% as a percentage of sales. These costs related to six fiscal 2006 store closings and an impairment charge for one store expected to be closed in fiscal 2007. In fiscal 2005, we incurred $1.5 million, or 0.2% as a percentage of sales, in store closing costs related to seven fiscal 2005 store closings and impairment charges for three of the stores that closed in fiscal 2006. The year-over-year decrease was primarily attributable to the impairment charges we recorded in fiscal 2005 for the three stores we closed in fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets at the store and any amounts required to be paid as part of the lease termination.

Pre-opening expenses for the 14 new stores in fiscal 2006 and the 15 new stores in fiscal 2005 were approximately $494,000 and $753,000, respectively. Pre-opening expenses represented 0.1% of sales for both years. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Our average pre-opening costs per store dropped by nearly 30% in fiscal 2006 to $35,000 from $50,000 in fiscal 2005. This decrease was primarily due to changes in the mix of advertising media selected to advertise our openings and an increase in vendor cooperative advertising funds.

Interest Income and Expense

Interest income increased to $1.2 million in fiscal 2006 from $170,000 in fiscal 2005. The increase was attributable to higher average cash and cash equivalents balances available for investment purposes throughout fiscal 2006. Interest expense decreased to $152,000 in fiscal 2006 from $524,000 in fiscal 2005. The decrease was attributable to the effect of no direct borrowings being incurred during fiscal 2006.

Income Taxes

The effective income tax rate was 38.6% for fiscal 2006 and 38.4% in fiscal 2005. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

2005 Compared to 2004

Net Sales

Net sales increased $65.4 million to $655.6 million in fiscal 2005, an 11.1% increase over net sales of $590.2 million in fiscal 2004. Of the increase, $27.8 million was attributable to the sales generated by the 15 stores opened in fiscal 2005 and the effect of a full year’s worth of sales for the 22 stores opened in fiscal 2004, but was partially offset by seven store closings. The balance of the increase was attributable to a comparable store sales increase of 6.9%.

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

During fiscal 2005, we incurred $1.5 million in store closing costs related to seven fiscal 2005 store closings and impairment charges for three stores that were closed in fiscal 2006. In fiscal 2004, we incurred $565,000 in store closing costs for six stores that were closed in fiscal 2004 and fiscal 2005. The year-over-year increase was primarily attributable to impairment charges for three stores that were closed in fiscal 2006.

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

Interest Income and Expense

Interest income increased to $170,000 in fiscal 2005 from $73,000 in fiscal 2004. The increase was attributable to a higher average cash and cash equivalent balance available for investment purposes throughout fiscal 2005. Interest expense decreased to $524,000 in fiscal 2005 from $731,000 in fiscal 2004. The decrease was attributable to the effect of lower average borrowings incurred during fiscal 2005.

Income Taxes

The effective income tax rate was 38.4% for fiscal 2005 and 38.0% in fiscal 2004. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(000’s)
Fiscal years	2006	2005	2004
Net income plus depreciation and amortization	$38,232	$33,556	$26,957
Deferred income taxes	(2,383)	(3,824)	304
Lease incentives	953	874	719
Changes in operating assets and liabilities	(8,676)	827	(54)
Other operating activities	1,141	2,252	1,206
Net cash provided by operating activities	29,267	33,685	29,132
Net cash used in investing activities	(17,748)	(14,524)	(14,154)
Net cash provided by (used in ) financing activities	3,016	(3,746)	(14,160)
Net increase in cash and cash equivalents	$14,535	$15,415	$818

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For fiscal 2006, net cash provided by operating activities was $29.3 million compared to net cash provided by operating activities of $33.7 million for fiscal 2005. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $4.4 million decrease in cash provided by operating activities between the two respective periods related primarily to higher merchandise inventories at February 3, 2007, partially offset by the increase in net income and stock-based compensation between years. This increase in inventories was mainly due to an increase in store openings and the timing of receipts for the Easter selling season compared to last year.

Working capital increased to $152.2 million at February 3, 2007 from $131.8 million at January 28, 2006, primarily from a $14.5 million increase in cash and cash equivalents and a $12.7 million increase in merchandise inventories. This increase was partially offset by the increases in accounts payable and accrued and other liabilities. The current ratio at February 3, 2007 was 2.8 as compared to 2.7 at January 28, 2006. We had no outstanding long-term debt at February 3, 2007 or January 28, 2006.

Capital expenditures were $25.0 million in fiscal 2006, $14.7 million in fiscal 2005 and $14.2 million in fiscal 2004. No capital lease obligations were incurred during this three year period. Of the fiscal 2006 capital expenditures, approximately $13.1 million was incurred to equip the new distribution center, $5.8 million for new stores, $1.9 million for store remodeling and relocations, and $2.1 million for software and information technology. Lease incentives received from landlords were $953,000, $874,000 and $719,000 for fiscal years 2006, 2005 and 2004, respectively.

Capital expenditures are expected to be $21 million to $22 million in fiscal 2007. Of this amount, approximately $4.6 million represents equipment for the new distribution center and $2 million represents our projected investment in furniture and fixtures for our new corporate headquarters. We intend to open 23 to 25 stores at an expected aggregate cost of between $7.1 million and $7.8 million in fiscal 2007. The remaining capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2007 are expected to average approximately $310,000. The average inventory investment in a new store is expected to range from $350,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $48,000 per store in fiscal 2007 as compared to $35,000 in fiscal 2006. On a per-store basis, for the 14 stores opened during fiscal 2006, the initial inventory investment averaged $512,000, capital expenditures averaged $378,000 and lease incentives received from landlords averaged $50,000.

Significant contractual obligations as of February 3, 2007 and the periods in which payments are due include:

(000’s)	Payments Due By Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Letters of credit	$8,697	$8,697	$0	$0	$0
Operating leases	255,699	41,343	76,085	56,541	81,730
Purchase commitments	176,230	176,230	0	0	0
Deferred compensation	3,149	61	71	134	2,883
Total Contractual Obligations	$443,775	$226,331	$76,156	$56,675	$84,613

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of February 3, 2007. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Annual Report on Form 10-K. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $8.7 million at February 3, 2007. Estimated interest payments on our line of credit are not included in the above table as our line of credit is subject to frequent borrowing and/or repayment activities which does not lend itself to reliable forecasting for disclosure purposes. As of February 3, 2007, $61.3 million was available to us for additional borrowings under the credit facility. On December 15, 2006 the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to acquire a maximum of $50.0 million of our outstanding shares of common stock. This amendment follows the Board of Director’s December 2006 authorization of a $50.0 million stock buy-back program which will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. No common stock was repurchased under this plan during fiscal 2006.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion, the capital investment required for the new corporate headquarters and distribution center, the repurchase of our common stock under our current repurchase plan and other operating cash requirements for at least the next 12 months.

See Note 5 - “Long Term Debt” and Note 6 - “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a discussion of long-term debt and leases, respectively.

Off-Balance Sheet Arrangements

During fiscal 2006, we completed negotiations to assign two store operating leases to separate third parties. We also remain secondarily liable on one other assignment of an operating lease covering a former store location. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of February 3, 2007. See Note 6 - “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for the assignment of certain store operating leases and operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2006 or fiscal 2005, nor did we have any off-balance sheet arrangements outstanding at February 3, 2007 or January 28, 2006.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 2 – “Summary of Significant Accounting Policies,” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $72,000 in fiscal 2005. There were no borrowings on our credit facility in fiscal 2006.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 29, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Indianapolis, Indiana
April 11, 2007

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 3,	January 28,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$34,839	$20,304
Accounts receivable	948	286
Merchandise inventories	196,662	183,993
Deferred income tax benefit	2,088	1,075
Other	2,605	2,327
Total Current Assets	237,142	207,985
Property and equipment-net	74,020	66,848
Total Assets	$311,162	$274,833

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$70,352	$64,756
Accrued and other liabilities	14,576	11,451
Total Current Liabilities	84,928	76,207
Deferred lease incentives	6,095	6,399
Accrued rent	6,260	6,658
Deferred income taxes	781	2,151
Deferred compensation	3,149	2,263
Total Liabilities	101,213	93,678

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized
13,561 and 13,363 shares issued	136	134
Additional paid-in capital	73,959	70,672
Retained earnings	135,854	112,090
Treasury stock, at cost, 0 and 95 shares	0	(658)
Deferred equity compensation	0	(1,083)
Total Shareholders’ Equity	209,949	181,155
Total Liabilities and Shareholders’ Equity	$311,162	$274,833

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	February 3,	January 28,	January 29,
Fiscal years ended	2007	2006	2005
Net sales	$681,662	$655,638	$590,186
Cost of sales (including buying,
distribution and occupancy costs)	482,888	465,942	422,961

Gross profit	198,774	189,696	167,225
Selling, general and administrative expenses	161,144	158,860	146,360

Operating income	37,630	30,836	20,865
Interest income	(1,235)	(170)	(73)
Interest expense	152	524	731

Income before income taxes	38,713	30,482	20,207
Income tax expense	14,949	11,692	7,678

Net income	$23,764	$18,790	$12,529

Net income per share:
Basic	$1.78	$1.43	$.98
Diluted	$1.73	$1.40	$.96

Average shares outstanding:
Basic	13,373	13,128	12,820
Diluted	13,744	13,457	13,051

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional			Deferred
	Common Stock			Paid-In	Retained	Treasury	Equity
	Issued	Treasury	Amount	Capital	Earnings	Stock	Compensation	Total
Balance at
January 31, 2004	13,363	(601)	$134	$66,252	$80,771	$(4,159)	$0	$142,998
Stock option exercises		79		(37)		545		508
Stock-based compensation
income tax benefit				730				730
Employee stock purchase
plan purchases		13		64		90		154
Net income					12,529			12,529

Balance at
January 29, 2005	13,363	(509)	134	67,009	93,300	(3,524)	0	156,919
Stock option exercises		331		1,176		2,287		3,463
Stock-based compensation
income tax benefit				1,222				1,222
Employee stock purchase
plan purchases		9		83		64		147
Restricted stock awards		74		1,182		515	(1,083)	614
Net income					18,790			18,790

Balance at
January 28, 2006	13,363	(95)	134	70,672	112,090	(658)	(1,083)	181,155
Stock option exercises	175	65	2	2,154		453		2,609
Stock-based compensation
income tax benefit				916				916
Employee stock purchase
plan purchases	8			168				168
Restricted stock awards	15	39		(446)		446		0
Accounting change for
stock-based compensation				(1,083)			1,083	0
Common stock
repurchased		(9)				(241)		(241)
Stock-based compensation
expense				1,578				1,578
Net income					23,764			23,764
Balance at
February 3, 2007	13,561	0	$136	$73,959	$135,854	$0	$0	$209,949

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	February 3,	January 28,	January 29,
Fiscal years ended	2007	2006	2005
Cash Flows From Operating Activities
Net income	$23,764	$18,790	$12,529
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	14,468	14,766	14,428
Stock option income tax benefit	0	1,222	730
Stock-based compensation	1,578	614	0
Loss on retirement and impairment of assets	332	1,210	564
Deferred income taxes	(2,383)	(3,824)	304
Lease incentives	953	874	719
Other	(769)	(794)	(88)
Changes in operating assets and liabilities:
Accounts receivable	(662)	553	(446)
Merchandise inventories	(12,669)	(3,403)	(15,480)
Accounts payable and accrued liabilities	3,653	5,714	11,101
Other	1,002	(2,037)	4,771
Net cash provided by operating activities	29,267	33,685	29,132

Cash Flows From Investing Activities
Purchases of property and equipment	(24,952)	(14,747)	(14,213)
Proceeds from sale of property and equipment	7,202	70	1
Other	2	153	58
Net cash used in investing activities	(17,748)	(14,524)	(14,154)

Cash Flows From Financing Activities
Borrowings under line of credit	0	234,825	367,405
Payments on line of credit	0	(242,125)	(382,005)
Payments on long-term debt	0	(56)	(222)
Proceeds from issuance of stock	2,777	3,610	662
Excess tax benefits from stock-based compensation	480	0	0
Common stock repurchased	(241)	0	0
Net cash provided by (used in) financing activities	3,016	(3,746)	(14,160)
Net increase in cash and cash equivalents	14,535	15,415	818
Cash and cash equivalents at beginning of year	20,304	4,889	4,071

Cash and Cash Equivalents at End of Year	$34,839	$20,304	$4,889

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$150	$550	$741
Cash paid during year for income taxes	$15,402	$16,153	$447

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our” or “us”). All significant intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through retail stores operated by us primarily in the Midwest, South and Southeast regions of the United States.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year consists of a 52/53 week period ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2006, 2005, and 2004 relate respectively to the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Cash and Cash Equivalents

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents. Additionally, credit and debit card receivables totaling $3.8 million and $3.0 million were included in cash equivalents at February 3, 2007 and January 28, 2006, respectively.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

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

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of sale, net of sales tax. In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Gift card revenue is recognized at the time of redemption.

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

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store and start-up costs associated with the new distribution center are charged to expense in the period they are incurred.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $32.8 million, $32.0 million and $31.4 million in fiscal years 2006, 2005 and 2004, respectively.

Segments of an Enterprise and Related Information

We have identified each retail store as individual operating segments, which have been aggregated into one reportable business segment that offers the same principal product and service throughout the Midwest, South and Southeast regions of the United States.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

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

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

(000’s)
Fiscal years	2006	2005	2004
Basic shares	13,373	13,128	12,820
Dilutive effect of stock-based awards	371	329	231
Diluted shares	13,744	13,457	13,051

For fiscal 2006, there were no anti-dilutive shares. Options to purchase 3,100 and 316,000 shares of common stock in fiscal 2005 and 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Stock-Based Compensation

We have three stock-based compensation plans: the 1993 Stock Option and Incentive Plan (the “1993 Plan”), the Outside Directors Stock Option Plan (the “Directors Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”). Prior to January 29, 2006, we elected to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issured to Employees,” and related interpretations. Accordingly, no compensation was recognized for stock options and incentive plans other than for awards of restricted shares.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, stock-based compensation recognized in fiscal 2006 included compensation expense for all stock-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation" ("SFAS No. 123"), and also compensation expense for all stock-based awards granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is included in selling, general and administrative expense. In accordance with the modified prospective transition method, results for prior periods have not been restated.

SFAS No. 123R also requires us to apply an estimated forfeiture rate in calculating the period expense as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used prior to adoption. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Forfeiture estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

On January 29, 2006, we also reclassified the balance of $1,083,000 in deferred equity compensation to additional paid-in capital as required under SFAS No. 123R.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is now shown as “Excess tax benefits from stock-based compensation” on the consolidated statement of cash flows in accordance with SFAS No. 123R. Prior periods have not been reclassified or restated.

Prior to the adoption of SFAS No. 123R and in accordance with the provisions of SFAS No. 123, we had followed the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no compensation cost was recognized for our stock option and incentive plans other than for awards of restricted shares during fiscal 2005. Pro forma information regarding net income and earnings per share was required by SFAS No. 123, and was determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement. The following table presents our net income and net income per share had we applied the fair value method of SFAS No. 123:

(In thousands, except per share data)
Fiscal years	2005	2004
Net income as reported	$18,790	$12,529
Add: Stock-based compensation expense
included in reported net income, net of
related tax effects	379	0

Deduct: Stock-based
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1,059)	(1,064)
Pro forma net income	$18,110	$11,465

Basic net income per share
As reported	$1.43	$.98
Pro forma	$1.38	$.89

Diluted net income per share
As reported	$1.40	$.96
Pro forma	$1.35	$.88

The weighted-average fair value of options granted was $8.56 and $7.14 during fiscal 2005 and 2004, respectively. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal years	2005	2004
Risk free interest rate	4.3%	3.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	53.17%	58.27%
Expected term	5 Years	5 Years

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

No stock options were granted during fiscal 2006.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”. The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R addresses the accounting for share-based payments, including grants of stock options. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Historically we had followed APB No. 25 when accounting for stock-based compensation. Under APB No. 25, the value of certain awards, such as our restricted stock awards, was included as an expense over the award’s expected vesting period. Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB No. 25. With SFAS No. 123R, we are required to account for such transactions using a fair-value method and recognize the expense in our consolidated statement of income.

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

The impact of SFAS No. 123R on our consolidated statements of income is dependent upon various factors including: the amount of awards granted; the fair value of those awards at the time of grant; and for performance based awards, the length of the estimated requisite service period required to achieve the designated performance conditions. See “Summary of Significant Accounting Policies - Stock Based Compensation” above as well as Note 9 – “Stock Based Compensation” for further information.

A consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was reached in June 2006. This EITF guidance states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes. EITF Issue No. 06-3 will not impact the method for recording sales taxes in our consolidated financial statements as we have historically presented sales excluding all taxes.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 3 – Property and Equipment-Net

The following is a summary of property and equipment:

	February 3,	January 28,
(000’s)	2007	2006
Land	$0	$205
Buildings	0	9,356
Furniture, fixtures and equipment	100,148	84,962
Leasehold improvements	55,743	53,706
Total	155,891	148,229
Less accumulated depreciation and amortization	81,871	81,381
Property and equipment-net	$74,020	$66,848

Note 4 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

	February 3,	January 28,
(000’s)	2007	2006
Employee compensation and benefits	$4,147	$6,281
Property and equipment	4,582	380
Sales and use tax	2,143	1,744
Other	3,704	3,046
Total accrued and other liabilities	$14,576	$11,451

Note 5 – Long-Term Debt

We have an unsecured credit agreement (the “Credit Agreement”) with a bank group, which allows for both cash advances and the issuance of letters of credit. The maximum amount available under the credit facility is $70 million. On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010.

Borrowings under the revolving credit line are based on eligible inventory. The Credit Agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of February 3, 2007. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.

The credit facility bears interest, at our option, at the agent bank’s prime rate (8.25% at February 3, 2007) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria. A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group’s commitment or 0.15% per annum of the total commitment. We had no outstanding long-term debt at February 3, 2007 or January 28, 2006. At February 3, 2007, we had $8.7 million of outstanding letters of credit and $61.3 million was available to us for additional borrowings under the credit facility.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2022. Various of these lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All cash incentives received from landlords for leasehold improvements and fixturing of stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

During fiscal 2006, we completed negotiations to assign two store operating leases to separate third parties. These assignments require us to make payments under the lease agreements in the event of default. The minimum future lease payments (undiscounted) that we could be required to make under both assignments is approximately $2.7 million at February 3, 2007. Both assignments remain in effect until the leases expire in fiscal year 2013. We also remain secondarily liable on one assignment of an operating lease covering a former store location. This assignment remains in effect until the lease expires in fiscal 2011. The minimum future lease payments (undiscounted) that we could be required to make under the assignment is approximately $919,000 at February 3, 2007. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of February 3, 2007.

In February 2006, we sold our combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs. We entered into a lease to continue operations in this combined facility, the initial term of which expired on January 31, 2007. The lease provided an option that allows us to continue our occupancy until January 31, 2008, if necessary. We exercised this option during fiscal 2006 and were continuing to lease the combined facility on a month-to-month basis at February 3, 2007. On March 1, 2007, we relinquished our rights to the distribution center. We continued to occupy our existing corporate headquarters subsequent to February 3, 2007 and anticipate relocation to our new corporate headquarters in the second quarter of fiscal 2007.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Rental expense for our operating leases consisted of:

(000’s)
Fiscal years	2006	2005	2004
Rentals for real property	$40,643	$38,290	$36,853
Contingent rent	74	44	28
Equipment rentals	502	584	584
Total	$41,219	$38,918	$37,465

Future minimum lease payments at February 3, 2007 are as follows:

(000’s)	Operating
Fiscal years	Leases
2007	$41,343
2008	40,404
2009	35,681
2010	30,585
2011	25,956
Thereafter to 2022	81,730
Total	$255,699

Note 7 – Income Taxes

The provision for income taxes consisted of:

(000’s)
Fiscal years	2006	2005	2004
Current:
Federal	$15,801	$14,228	$6,514
State	1,531	1,288	860
Total current	17,332	15,516	7,374

Deferred:
Federal	(2,188)	(3,559)	559
State	(195)	(265)	(255)
Total deferred	(2,383)	(3,824)	304
Total provision	$14,949	$11,692	$7,678

We realized a tax benefit of $916,000 in fiscal 2006, $1,222,000 in fiscal 2005 and $730,000 in fiscal 2004 as a result of the exercise of stock options, which is recorded in shareholders’ equity.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2006	2005	2004
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal tax benefit	3.4	2.9	3.1
Other	0.2	0.5	(0.1)
Effective income tax rate	38.6%	38.4%	38.0%

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	February 3,	January 28,
(000’s)	2007	2006
Deferred tax assets:
Accrued rent	$2,410	$2,563
Accrued compensation	1,453	981
Accrued employee benefits	816	760
State bonus depreciation addback	159	220
Inventory	126	0
Other	77	63

Total gross deferred tax assets	5,041	4,587
Less valuation allowance	0	(2)
Total deferred tax assets, net of valuation allowance	$5,041	$4,585

Deferred tax liabilities:
Depreciation	$3,493	$4,634
Lease incentives	241	239
Inventory valuation	0	484
Inventory purchase discounts	0	304
Total deferred tax liabilities	$3,734	$5,661

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

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $482,000, $427,000 and $225,000 in fiscal years 2006, 2005 and 2004, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 7,700, 9,200 and 13,100 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $168,000, $147,000 and $154,000 for fiscal years 2006, 2005 and 2004, respectively.

At February 3, 2007, 152,923 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan. We recognized approximately $30,000 in stock-based compensation for the Stock Purchase Plan during fiscal 2006.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts were $409,000, $433,000 and $180,000 for fiscal years 2006, 2005 and 2004, respectively. Total deferred compensation liability at February 3, 2007 and January 28, 2006 was $3,149,000 and $2,263,000, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans: the 1993 Plan, the Directors Plan and the 2000 Plan.

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options can be exercised for up to 10 years from their date of grant. At February 3, 2007, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants were made under this plan in fiscal 2005 or 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At February 3, 2007, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At February 3, 2007, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants. At February 3, 2007, 485,711 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant. Restricted stock awards issued to employees under the 2000 Plan typically vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date. Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vest one year from the date of the grant.

During the first quarter of fiscal 2006, we issued the last of our treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards as summarized on the Consolidated Statement of Shareholders’ Equity contained in this Report on Form 10-K. This included the repurchase of approximately 9,000 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. Subsequent to the utilization of the remaining treasury shares, the shares required for issuance of restricted stock awards as well as the exercise of stock options have been issued from new shares. It is our intention to continue to issue new common shares from our existing authorized but unissued shares for such purposes.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the year ended February 3, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 28, 2006	899,674	$12.09
Granted	0	0.00
Forfeited or expired	(6,501)	16.97
Exercised	(240,227)	10.82
Outstanding at February 3, 2007	652,946	$12.51	4.69	$13,024
Options outstanding at February 3, 2007, net of estimated forfeitures	650,486	$12.51	4.68	$12,976
Exercisable at February 3, 2007	625,766	$12.49	4.57	$12,499

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding outstanding and exercisable options at February 3, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	62,662	3.82	$4.48	62,662	$4.48
$8.56 – 12.14	221,775	3.17	$10.75	202,606	$10.62
$12.63 – 16.30	200,609	6.26	$13.12	192,598	$13.01
$17.12 – 17.12	167,900	5.16	$17.12	167,900	$17.12

The total intrinsic value of stock options exercised, defined as the difference between the market value on the exercise date and the grant price, was $3.2 million, $3.4 million, and $625,000 during fiscal years 2006, 2005 and 2004, respectively. The total cash received from stock options exercised and associated excess tax benefit realized during fiscal 2006 was $2.6 million and $839,000, respectively.

During fiscal 2006, we recognized approximately $222,000 in stock-based compensation for stock options before the recognized income tax benefit of $85,700.

As of February 3, 2007, there was approximately $76,600 of unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Awards

Restricted stock awards issued to employees under the 2000 Plan typically vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period subsequent to the grant date. Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vest 12 months from the date of the grant. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for fiscal 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 28, 2006	74,500	$17.50
Granted	57,350	23.30
Vested	(49,033)	17.52
Forfeited	(3,300)	19.75
Non-vested at February 3, 2007	79,517	$21.58

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2006 was $859,000. The weighted-average grant date fair value of stock awards granted was $17.50 during fiscal 2005. No stock awards were granted during 2004.

We recognized approximately $1.3 million and $615,000, before the recognized income tax benefit of $502,000 and $236,000, in stock-based compensation for restricted stock awards during fiscal 2006 and fiscal 2005, respectively.

As of February 3, 2007, there was approximately $772,000 of unrecognized compensation remaining related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 1.09 years incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 10 – Business Risk

We purchase merchandise from over 180 footwear vendors. In fiscal 2006, three suppliers each accounted for 10%, or more, of our purchases and together accounted for over 37% of our purchases. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 11 – Contingencies

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

We purchased approximately $218,000 of merchandise from LC Footwear, LLC in fiscal 2004. There were no purchases made from LC Footwear, LLC in either fiscal 2006 or fiscal 2005. Commissions paid to PL Footwear, Inc. were $1.2 million in both fiscal 2006 and fiscal 2004. Commissions paid to PL Footwear, Inc. were $951,000 is fiscal 2005.

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2006 and 2005 include results for 13 weeks except for the fourth quarter of 2006 which includes results for 14 weeks. The following table summarizes results for fiscal 2006 and fiscal 2005:

(In thousands, except per share data)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$168,469	$146,886	$189,086	$177,221
Gross profit	51,450	40,841	56,737	49,746
Operating income	11,816	4,420	13,462	7,932
Net income	7,400	2,862	8,376	5,126
Net income per share – Basic	$.56	$.21	$.62	$.38
Net income per share – Diluted	$.54	$.21	$.61	$.37

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$160,713	$148,658	$182,697	$163,570
Gross profit	47,639	41,458	53,882	46,717
Operating income	9,775	4,478	11,702	4,881
Net income	5,921	2,704	7,150	3,015
Net income per share – Basic	$.46	$.21	$.54	$.23
Net income per share – Diluted	$.45	$.20	$.53	$.22

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Credited to	Balance at
Descriptions	Beginning of	Costs and	Costs and	End of
(In thousands)	Period	Expenses	Expenses	Period
Year ended January 29, 2005
Reserve for sales returns and allowances	$114	$46,006	$46,032	$88
Inventory reserve	$2,850	$1,200	$900	$3,150

Year ended January 28, 2006
Reserve for sales returns and allowances	$88	$54,663	$54,607	$144
Inventory reserve	$3,150	$600	$450	$3,300

Year ended February 3, 2007
Reserve for sales returns and allowances	$144	$59,461	$59,515	$90
Inventory reserve	$3,300	$700	$550	$3,450

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that our internal control over financial reporting was effective as of February 3, 2007.

Shoe Carnival, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated April 11, 2007 on management’s assessment of the effectiveness of our internal control over financial reporting, and on the effectiveness of our internal control over financial reporting, which is set forth on page 47 of this report.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 3, 2007, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. In the third quarter of 2006, the company began to transition certain store locations to a new time and attendance payroll system. The implementation of this payroll system at the remaining store locations and corporate facility continued through the end of fiscal 2006 and is expected to be completed during the first quarter of fiscal 2007. Additionally, as part of our continued strategy to grow our store base and increase processing capacity, we began conversion to our new distribution center in the fourth quarter of fiscal 2006 and expect final conversion to be completed in the first quarter of fiscal 2007. It is anticipated that the implementation of the new payroll system and launch of the new distribution center will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to these new systems is ongoing and management will make its evaluation of the effectiveness of these controls pursuant to final transition of the systems. There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter ended February 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shoe Carnival, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report dated April 11, 2007, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/Deloitte & Touche LLP

Indianapolis, Indiana
April 11, 2007

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers of the Company” at the end of PART I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors, including the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 3, 2007 and January 28, 2006

Consolidated Statements of Income for the years ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Shareholders’ Equity for the years ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this report:

Schedule II Valuation and Qualifying Accounts

3.	Exhibits:

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

Shoe Carnival, Inc.

Date: 04/11/07	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 11, 2007
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 11, 2007
Mark L. Lemond	(Principal Executive Officer)

/s/ William E. Bindley	Director	April 11, 2007
William E. Bindley

/s/ Gerald W. Schoor	Director	April 11, 2007
Gerald W. Schoor

/s/ Kent A. Kleeberger	Director	April 11, 2007
Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer and Treasurer	April 11, 2007
W. Kerry Jackson	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3-A	(1)Restated Articles of Incorporation of Registrant

3-B	(2)By-laws of Registrant, as amended to date

4	(3)(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

(4)(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

(5)(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

(1)(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

(6)(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

(7)(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

(8)(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended

(9)(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank

(10)(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

(11)(x) Eighth Amendment to Amended and Restated Credit Agreement and Notes dated December 15, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

10-A	(12)Lease, dated as of February 8, 2006, by and between the Registrant and Big-Shoe Properties, LLC

10-B*	(13)2006 Executive Incentive Compensation Plan

10-C*	(14)Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan

10-D	(15)Lease, dated as of June 22, 2006, by and between Shoe Carnival, Inc. and Outback Holdings, LLC

INDEX TO EXHIBITS - Continued
Exhibit
No.	Description
10-E*	(17)1993 Stock Option and Incentive Plan of Registrant, as amended

10-F*	(16)Executive Incentive Compensation Plan of Registrant

10-G*	(18)Outside Directors Stock Option Plan

10-H*	Summary Compensation Sheet

10-I	(16)Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver

10-L*	(17)Employee Stock Purchase Plan of Registrant, as amended

10-M*	(21)Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-N*	(22)Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-O*	(19)2000 Stock Option and Incentive Plan of Registrant, as amended

10-S*	(20)Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Mark L. Lemond

10-T*	(20)Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Timothy Baker

10-U*	(20)Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Clifton E. Sifford

10-V*	(20)Employment and Noncompetition agreement dated December 31, 2006, between Registrant and W. Kerry Jackson

21	A list of subsidiaries of Shoe Carnival, Inc.

23	Written consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS - Continued

(1)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 2, 2002 is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 19, 2007 is incorporated herein by reference.

(3)	The copy of this exhibit filed as exhibit 4(I) to our Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 1, 2003 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 11, 2005 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 4, 2006 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on December 15, 2006 is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference.

(13)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 15, 2006 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 24, 2005 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 28, 2006 is incorporated herein by reference.

(16)	The copy of this exhibit filed as the same exhibit number to our Registration Statement on Form S-1 (Registration No. 33-57902) is incorporated herein by reference.

(17)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

(18)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

INDEX TO EXHIBITS - Continued

(19)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 17, 2005 is incorporated herein by reference.

(20)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on January 5, 2007 is incorporated herein by reference.

(21)	The copy of this exhibit filed as exhibit number 10-A to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.

(22)	The copy of this exhibit filed as exhibit number 10-B to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.