Form 10-Q
period 2007-05-05
SHOE CARNIVAL INC
filed 2007-06-14
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2007
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

7500 East Columbia Street
Evansville, IN	47715
(Address of principal executive offices)	(Zip code)

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

Number of Shares of Common Stock, $.01 par value, outstanding at June 8, 2007 were 13,020,315.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II	Other Information
	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 6.	Exhibits	17 - 19

	Signature		20

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	May 5,	February 3,	April 29,
(In thousands, except per share data)	2007	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$21,293	$34,839	$31,958
Accounts receivable	793	948	1,202
Merchandise inventories	182,646	196,662	174,388
Deferred income tax benefit	2,192	2,088	1,135
Other	7,307	2,605	3,673
Total Current Assets	214,231	237,142	212,356
Property and equipment-net	74,005	74,020	58,319
Total Assets	$288,236	$311,162	$270,675

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$38,304	$70,352	$49,313
Accrued and other liabilities	15,405	14,576	14,035
Total Current Liabilities	53,709	84,928	63,348
Deferred lease incentives	5,814	6,095	5,978
Accrued rent	6,195	6,260	6,421
Deferred income taxes	477	781	1,833
Deferred compensation	3,469	3,149	2,525
Other	784	0	0
Total Liabilities	70,448	101,213	80,105

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized,
13,673, 13,561 and 13,395 shares issued at, May 5, 2007,
February 3, 2007 and April 29, 2006, respectively	137	136	134
Additional paid-in capital	74,858	73,959	70,946
Retained earnings	143,067	135,854	119,490
Treasury stock, at cost, 8 shares at May 5, 2007 and 0 shares
at February 3, 2007 and April 29, 2006	(274)	0	0
Total Shareholders' Equity	217,788	209,949	190,570
Total Liabilities and Shareholders' Equity	$288,236	$311,162	$270,675

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 5, 2007	April 29, 2006
Net sales	$165,653	$168,469
Cost of sales (including buying,
distribution and occupancy costs)	115,862	117,019
Gross profit	49,791	51,450
Selling, general and administrative
expenses	39,325	39,634
Operating income	10,466	11,816
Interest income	(334)	(208)
Interest expense	32	32
Income before income taxes	10,768	11,992
Income tax expense	3,441	4,592
Net income	$7,327	$7,400

Net income per share:
Basic	$.54	$.56
Diluted	$.53	$.54

Average shares outstanding:
Basic	13,499	13,247
Diluted	13,865	13,656

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
February 3, 2007	13,561	0	$136	$73,959	$135,854	$0	$209,949
Stock option exercises	23	(2)		290		78	368
Stock-based compensation
income tax benefit				367			367
Employee stock purchase
plan purchases	2			63			63
Restricted stock awards	87	(10)	1	(295)		294	0
Common stock
repurchased		20				(646)	(646)
Stock-based compensation
expense				474			474
Cumulative effect of
adoption of FIN 48					(114)		(114)
Net income					7,327		7,327
Balance at
May 5, 2007	13,673	8	$137	$74,858	$143,067	$(274)	$217,788

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net income	$7,327	$7,400
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	3,876	3,567
Stock-based compensation	474	663
Loss on retirement of assets	25	86
Deferred income taxes	(161)	(378)
Other	(16)	(396)
Changes in operating assets and liabilities:
Accounts receivable	155	(916)
Merchandise inventories	14,016	9,605
Accounts payable and accrued liabilities	(31,283)	(17,505)
Other	(2,188)	3,390

Net cash (used in) provided by operating activities	(7,775)	5,516

Cash flows from investing activities:
Purchases of property and equipment	(5,991)	(2,214)
Proceeds from sale of property and equipment	144	7,200
Other	0	2

Net cash (used in) provided by investing activities	(5,847)	4,988

Cash flows from financing activities:
Proceeds from issuance of stock	431	1,130
Excess tax benefits from stock-based compensation	291	261
Common stock repurchased	(646)	(241)

Net cash provided by financing activities	76	1,150

Net (decrease) increase in cash and cash equivalents	(13,546)	11,654
Cash and cash equivalents at beginning of period	34,839	20,304

Cash and Cash Equivalents at End of Period	$21,293	$31,958

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$32	$31
Cash paid (received) during period for income taxes	$471	$(15)
Capital expenditures incurred but not yet paid	$2,861	$711

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 5, 2007	April 29, 2006
Basic shares	13,499	13,247
Dilutive effect of stock-based awards	366	409
Diluted shares	13,865	13,656

For the quarters ended May 5, 2007 and April 29, 2006, there were no anti-dilutive shares.

Note 3 – Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109 (“SFAS No. 109”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on February 4, 2007. See Note 5 – “Income Taxes”, in this Quarterly Report on Form 10-Q for additional information, including the effects of adoption on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions for the quarter ended May 5, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 3, 2007	652,946	$12.51
Forfeited or expired	(1,001)	16.10
Exercised	(25,855)	14.24
Outstanding at May 5, 2007	626,090	$12.44	4.43	$11,109
Options outstanding at May 5, 2007, net of
estimated forfeitures	623,346	$12.44	4.41	$11,060
Exercisable at May 5, 2007	606,087	$12.45	4.33	$10,748

The following table summarizes information regarding outstanding and exercisable options at May 5, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	62,662	3.57	$4.48	62,662	$4.48
$8.56 – 11.13	176,125	2.00	$10.44	176,125	$10.44
$11.88 – 12.67	201,835	6.07	$12.57	182,666	$12.62
$13.87 – 17.12	185,468	5.23	$16.88	184,634	$16.89

The total intrinsic value, defined as the difference between the market value at exercise and the grant price, of stock options exercised during the first quarter of fiscal 2007 and 2006 was $504,000 and $901,000, respectively. The total cash received from these stock option exercises during the first quarter of fiscal 2007 and 2006 was $368,000 and $1.1 million, respectively. The recorded excess tax benefits associated with these stock option exercises during the first quarter of fiscal 2007 and 2006 was $180,000 and $338,000, respectively.

During the first quarter of fiscal 2007 and 2006, we recognized approximately $22,000 and $106,000 in stock-based compensation expense for non-vested stock options before the recognized tax benefit of $8,600 and $40,000, respectively.

As of May 5, 2007, there was approximately $48,000 of unrecognized stock-based compensation expense remaining related to non-vested stock options. This expense is expected to be recognized over a period of less than one year.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the quarter ended May 5, 2007:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 3, 2007	79,517	$21.58
Granted	98,000	29.42
Forfeited	(834)	26.84
Vested	(41,228)	19.84
Non-vested at May 5, 2007	135,455	$27.75

The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2007 was $831,000. The weighted-average grant date fair value of stock awards granted during the first quarter of fiscal 2007 and 2006 was $29.42 and $22.99, respectively.

During the first quarter of fiscal 2007 and 2006, we recognized approximately $441,000 and $547,000 in stock-based compensation expense for restricted stock awards before the recognized tax benefit of $168,000 and $210,000, respectively. As of May 5, 2007, there was approximately $3.2 million of unrecognized compensation expense remaining related to non-vested stock awards. This expense is expected to be recognized over a weighted-average period of 2.02 years. The majority of the non-vested restricted stock are performance-based awards and the weighted-average period incorporates the current assumptions of the estimated requisite period required to achieve the designated performance conditions.

Employee Stock Purchase Plan

During the first quarter of fiscal 2007, we recognized approximately $11,000 in stock-based compensation expense for the employee stock purchase plan before the recognized income tax benefit of $4,000 representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 5 – Income Taxes

On February 4, 2007, we adopted the provisions of FIN 48. This interpretation of SFAS No. 109 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Our evaluation under FIN 48 was performed for the tax years encompassing our fiscal years 1999 through 2005, the tax years which remain subject to examination by major tax jurisdictions as of May 5, 2007. Prior to the adoption of FIN 48, we recorded interest expense related to uncertain tax positions as a component of interest expense. Upon adoption of FIN 48 we changed this policy to record such items as a component of income tax expense in the consolidated statement of income. Penalties have historically been included as a component of income tax expense and will continue be recorded in this manner with the adoption of FIN 48.

The total effect of the adoption on our consolidated balance sheet as of February 4, 2007 was a $361,000 increase in tax liability including penalties and interest and a $247,000 increase in deferred income tax benefits; resulting in a $114,000 reduction to retained earnings. After recording these entries, we had a liability for unrecognized tax benefits, including interest and penalties, of $775,000.

For the first quarter of fiscal 2007, we recorded $9,000 of interest expense related to uncertain tax positions. As of May 5, 2007, our liability for unrecognized tax positions was $566,000 and accrued interest and penalties associated with this liability were $218,000; resulting in a total liability for unrecognized tax benefits of $784,000. This amount was classified as an Other liability on our consolidated balance sheet as of May 5, 2007. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate. We do not expect the amount of the liability for unrecognized tax benefits, excluding interest and penalties, will change significantly within the next 12 months.

The effective income tax rate for the first quarter of fiscal 2007 decreased to 32.0% from 38.3% for the same time period in 2006. The reduction in the effective income tax rate was primarily due to a reduction in state income taxes from state incentives related to the investment in our new distribution center.

Note 6 – Stock Repurchase Program

In fiscal 2006, our Board of Directors authorized a $50.0 million stock buy-back program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. During the first quarter of fiscal 2007, we repurchased 10,000 shares of our outstanding common stock at a cost of $295,000 under this program. As of May 5, 2007, the amount that remained available under the existing repurchase authorization was $49.7 million. Subsequent to May 5, 2007, through the date of this report, we purchased an additional 662,000 shares of our outstanding common stock at a cost of $18.9 million. All repurchases under this program have been made utilizing available cash on hand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as filed with the SEC.

Overview

Shoe Carnival, Inc. is one of the nation's largest family footwear retailers. As of May 5, 2007, we operated 278 stores in 25 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Income Taxes - We calculate income taxes in accordance with SFAS No. 109 and account for uncertain tax positions in accordance with FIN 48. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. Under FIN 48, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See our Notes to Condensed Consolidated Financial Statements, Note 5 – “Income Taxes” included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for additional details on our uncertain tax positions.

Results of Operations

		Number of Stores			Store Square Footage		Comparable
							Store Sales
	Beginning			End of	Net	End	(Decrease)
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Increase (1)
May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7%	)

April 29, 2006	263	0	0	263	0	3,012,000	4.1%

(1)	Comparable store sales for the thirteen-week period ended May 5, 2007 are compared to the thirteen-week period ended May 6, 2006.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.0	69.5
Gross profit	30.0	30.5
Selling, general and
administrative expenses	23.7	23.5
Operating income	6.3	7.0
Interest income	(0.2)	(0.1)
Interest expense	0.0	0.0
Income before income taxes	6.5	7.1
Income tax expense	2.1	2.7
Net income	4.4%	4.4%

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

It is important to note that the 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar, resulting in the end of our fiscal 2007 first quarter being shifted one week later to May 5 as compared to April 29 for the prior year. This shift will affect all quarters and if there are seasonal influences near the respective quarter-end dates, our year-over-year sales comparisons may be impacted. Our reported quarterly and year-to-date comparable store sales results for fiscal 2007, both in this Quarterly Report on Form 10-Q and in our other public disclosures, are being adjusted for this shift.

Net sales decreased $2.8 million to $165.7 million in the first quarter ended May 5, 2007, a 1.7% decrease over net sales of $168.5 million in the first quarter ended April 29, 2006. Of this decrease, $6.0 million was attributable to a 3.7% decrease in comparable store sales; partially offset by $5.8 million of sales generated by operating 15 more stores during the first quarter of fiscal 2007 compared to the same period last year. The net sales decrease also included a decrease of $2.2 million in sales due to the seasonal differences associated with the fiscal calendar shift noted above.

Gross Profit

Gross profit decreased $1.7 million to $49.8 million in the first quarter of 2007, a 3.2% decrease over gross profit of $51.5 million for the first quarter of fiscal 2006. Our gross profit margin for the first quarter of 2007 decreased to 30.0% from 30.5% in the prior year. This decrease in profit margin resulted from a 1.5% increase in buying, distribution and occupancy costs partially offset by a 1.0% increase in the merchandise margin. The increase in buying, distribution and occupancy costs was due primarily to an increase in distribution costs and the deleveraging effect of lower same store sales. Of the increase in distribution costs, approximately $936,000, or $0.04 per diluted share, was related to converting to a new distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $309,000 to $39.3 million in the first quarter of fiscal 2007 from $39.6 million in the comparable prior year period. This decrease in expense was primarily due to a decrease in incentive compensation partially offset by higher store pre-opening costs.  As a percentage of sales, selling, general and administrative expenses increased to 23.7% in the first quarter of fiscal 2007 from 23.5% for the comparable period last year due to the deleveraging effect of lower sales.

Pre-opening costs for the seven stores opened in the first quarter of fiscal 2007 were $289,000, or 0.2% of sales. No stores were opened and no pre-opening costs were incurred in the first quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Interest (Income) Expense

We recorded net interest income of $302,000 in the first quarter of fiscal 2007 as compared to net interest income of $176,000 in the first quarter of the prior year. The increase in net interest income was primarily the result of higher average investments during the first quarter of fiscal 2007 as compared to the prior year. We had no direct borrowings under our credit facility during the first quarter of fiscal 2007.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2007 decreased to 32.0% from 38.3% for the same time period in 2006. The reduction in the effective income tax rate was primarily due to a reduction in state income taxes from state incentives related to the investment in our new distribution center. The reduction in income tax expense related to the tax incentives equated to an increase of approximately $0.05 in earnings per diluted share for the first quarter of fiscal 2007.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Net cash used in operating activities was $7.8 million for the first quarter of 2007 as compared with net cash provided by operating activities of $5.5 million for the first quarter of 2006. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $13.3 million increase in cash used in operating activities between the two respective periods related primarily to the timing of the payments of accounts payable and accrued liabilities.

Working capital increased to $160.5 million at May 5, 2007 from $149.0 million at April 29, 2006. The current ratio at May 5, 2007 and April 29, 2006 was 4.0 and 3.4, respectively. We had no long-term debt at May 5, 2007 or April 29, 2006.

Capital expenditures were $6.0 million for the first quarter of fiscal 2007. Of this amount, $3.7 million was incurred for our new distribution center along with $1.5 million for new stores. The remaining capital expenditures in the first quarter were incurred for store remodeling and relocation, software and information technology, in-store graphics and miscellaneous equipment purchases. We did not receive any lease incentives from landlords during the first quarter.

We anticipate opening between 23 and 25 new stores and closing three stores during fiscal 2007. During the first quarter, seven stores were opened versus no openings during the first quarter of the prior year. No stores were closed during the first quarter of either fiscal 2007 or 2006. We expect to open seven stores in the second quarter of fiscal 2007.

Remaining capital expenditures are expected to be $15 million to $16 million in fiscal 2007. Of this amount, approximately $1 million represents equipment for our new distribution center and $2 million represents our projected investment in furniture and fixtures for our new corporate headquarters. We intend to open 23 to 25 stores at an expected aggregate cost of between $6.7 million and $7.3 million in fiscal 2007. The balance of capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2007 are expected to average approximately $290,000. The average inventory investment in a new store is expected to range from $350,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $49,000 per store in fiscal 2007 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of May 5, 2007. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $7.3 million at May 5, 2007. As of May 5, 2007, $62.7 million was available to us for additional borrowings under the credit facility. On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to repurchase shares of our outstanding common stock in an amount not to exceed $50 million. This amendment follows the Board of Director’s December 2006 authorization of a $50 million stock buy-back program, which will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. During the first quarter of fiscal 2007, 10,000 shares of common stock were repurchased under this program. Subsequent to May 5, 2007, through the date of this report, we purchased an additional 662,000 shares of our outstanding common stock at a cost of $18.9 million. All repurchases under this program have been made utilizing available cash on hand.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion, the capital investment required for our new corporate headquarters and distribution center, the repurchase of our common stock under our current repurchase plan and other operating cash requirements for at least the next 12 months.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 3 – “Recently Issued Accounting Pronouncements” contained in the Notes to Condensed Consolidated Financial Statements included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We did not incur borrowings against our revolving credit line during the first quarter of fiscal 2007.

ITEM 4.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 5, 2007, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. In the third quarter of 2006, the company began to transition certain store locations to a new time and attendance payroll system. Additionally, as part of our continued strategy to grow our store base and increase processing capacity, we began conversion to our new distribution center in the fourth quarter of fiscal 2006. We believe the implementation of our new payroll system and launch of our new distribution center has strengthened the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to these new systems is ongoing and management will make its evaluation of the effectiveness of these controls pursuant to final transition of the systems. There have been no other changes in our internal control over financial reporting that occurred during the first quarter ended May 5, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased[1]	per Share	Programs[2]	Programs
February 4, 2007 to March 3, 2007	0	$0.0	0	$50,000,000
March 4, 2007 to April 7, 2007	20,554	$31.43	10,000	$49,705,000
April 8, 2007 to May 5, 2007	0	$0.0	0	$49,705,000
	20,554		10,000

1	Of these shares, 10,554 were delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

2	These shares are part of a publicly announced, $50.0 million stock buy-back program that our Board of Directors approved in December 2006. The program will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008.

ITEM 6.   EXHIBITS

(a)		Exhibits

	3-A	Restated Articles of Incorporation of Registrant (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002)

	3-B	By-laws of Registrant, as amended to date (incorporated herein by reference from the same exhibit number to our Current Report on Form 8-K filed on March 19, 2007)

	4	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank (incorporated herein by reference from Exhibit 4(I) to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999)

(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000)

(a)		Exhibits (continued)

(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000)

(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002)

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10- K for the year ended February 1, 2003)

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2004)

(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended (incorporated herein by reference from the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank (incorporated herein by reference from the same exhibit number to the Registrant's Current Report on Form 8-K filed on April 11, 2005)

(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank (incorporated herein by reference from the same exhibit number to the Registrant's Current Report on Form 8-K filed on April 4, 2006)

(x) Eighth Amendment to Amended and Restated Credit Agreement and Notes dated December 15, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank (incorporated herein by reference from the same exhibit number to the Registrant's Current Report on Form 8-K filed on December 11, 2006)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)		Exhibits (continued)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:	June 14, 2007	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer