Form 10-Q
period 2007-08-04
SHOE CARNIVAL INC
filed 2007-09-13
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2007
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

     Number of Shares of Common Stock, $.01 par value, outstanding at September 10, 2007 were 12,668,294.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 10

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	11 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

Part II	Other Information
	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	19 - 20

	Signature		21

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	August 4,	February 3,	July 29,
(In thousands, except per share data)	2007	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$15,466	$34,839	$25,407
Accounts receivable	1,216	948	1,759
Merchandise inventories	210,043	196,662	203,688
Deferred income tax benefit	2,304	2,088	1,154
Other	10,542	2,605	5,486
Total Current Assets	239,571	237,142	237,494
Property and equipment-net	74,736	74,020	61,822
Total Assets	$314,307	$311,162	$299,316

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$84,859	$70,352	$75,835
Accrued and other liabilities	13,493	14,576	12,629
Total Current Liabilities	98,352	84,928	88,464
Deferred lease incentives	5,442	6,095	5,819
Accrued rent	6,163	6,260	6,356
Deferred income taxes	534	781	1,539
Deferred compensation	3,543	3,149	2,538
Other	795	0	0
Total Liabilities	114,829	101,213	104,716

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,673, 13,561 and 13,449 shares
issued at August 4, 2007, February 3, 2007
and July 29, 2006	137	136	134
Additional paid-in capital	75,169	73,959	72,114
Retained earnings	143,234	135,854	122,352
Treasury stock, at cost, 665 shares at August 4, 2007 and 0 shares
at February 3, 2007 and July 29, 2006	(19,062)	0	0
Total Shareholders' Equity	199,478	209,949	194,600
Total Liabilities and Shareholders' Equity	$314,307	$311,162	$299,316

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In Thousands, except per share data)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$154,805	$146,886	$320,458	$315,355
Cost of sales (including buying,
distribution and occupancy costs)	114,558	106,045	230,420	223,064
Gross profit	40,247	40,841	90,038	92,291
Selling, general and administrative
expenses	40,118	36,421	79,443	76,055
Operating income	129	4,420	10,595	16,236
Interest income	(176)	(302)	(510)	(510)
Interest expense	32	42	64	74
Income before income taxes	273	4,680	11,041	16,672
Income tax expense	106	1,818	3,547	6,410
Net income	$167	$2,862	$7,494	$10,262

Net income per share:
Basic	$.01	$.21	$.56	$.77
Diluted	$.01	$.21	$.55	$.75

Average shares outstanding:
Basic	13,091	13,353	13,295	13,300
Diluted	13,400	13,715	13,634	13,684

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
February 3, 2007	13,561	0	$136	$73,959	$135,854	$0	$209,949
Stock option exercises	24	(5)		241		168	409
Stock-based compensation
income tax benefit				372			372
Employee stock purchase
plan purchases	1	(2)		54		50	104
Restricted stock awards	87	(10)	1	(287)		286	0
Common stock
repurchased		682				(19,566)	(19,566)
Stock-based compensation
expense				830			830
Cumulative effect of
adoption of FIN 48					(114)		(114)
Net income					7,494		7,494
Balance at
August 4, 2007	13,673	665	$137	$75,169	$143,234	$(19,062)	$199,478

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
(In thousands)	August 4, 2007	July 29, 2006
Cash Flows From Operating Activities
Net income	$7,494	$10,262
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,834	7,132
Stock-based compensation	830	966
Loss on retirement and impairments of assets	389	127
Deferred income taxes	(216)	(691)
Lease incentives	0	127
Other	(334)	(735)
Changes in operating assets and liabilities:
Accounts receivable	(268)	(1,473)
Merchandise inventories	(13,381)	(19,695)
Accounts payable and accrued liabilities	16,739	8,617
Other	(8,710)	(2,876)
Net cash provided by operating activities	10,377	1,761

Cash Flows From Investing Activities
Purchases of property and equipment	(11,372)	(5,787)
Proceeds from sale of property and equipment	379	7,200
Other	6	2
Net cash (used in) provided by investing activities	(10,987)	1,415

Cash Flows From Financing Activities
Proceeds from issuance of stock	513	1,813
Excess tax benefits from stock-based compensation	290	355
Common stock repurchased	(19,566)	(241)
Net cash (used in) provided by financing activities	(18,763)	1,927
Net (decrease) increase in cash and cash equivalents	(19,373)	5,103
Cash and cash equivalents at beginning of period	34,839	20,304
Cash and Cash Equivalents at End of Period	$15,466	$25,407

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$64	$78
Cash paid during period for income taxes	$7,796	$7,096
Capital expenditures incurred but not yet paid	$2,773	$4,247

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Basic shares	13,091	13,353	13,295	13,300
Dilutive effect of stock-based awards	309	362	339	384
Diluted shares	13,400	13,715	13,634	13,684

For the above current and prior year periods, there were no anti-dilutive shares.

Note 3 – Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB No. 109 ("SFAS No. 109"). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on February 4, 2007. See Note 5 – "Income Taxes", in this Quarterly Report on Form 10-Q for additional information, including the effects of adoption of this interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the six months ended August 4, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 3, 2007	652,946	$12.51
Forfeited or expired	(2,001)	15.24
Exercised	(28,836)	14.18
Outstanding at August 4, 2007	622,109	$12.43	4.17	$5,041
Options outstanding at August 4, 2007, net
of estimated forfeitures	618,453	$12.43	4.15	$5,010
Exercisable at August 4, 2007	602,106	$12.44	4.07	$4,873

The following table summarizes information regarding outstanding and exercisable options at August 4, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	62,662	3.32	$4.48	62,662	$4.48
$8.56 – 11.95	185,125	2.04	$10.52	178,458	$10.47
$12.14 – 15.27	196,902	5.76	$12.66	183,566	$12.68
$15.44 – 17.12	177,420	4.93	$16.97	177,420	$16.97

The following table summarizes information regarding options exercised during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Total intrinsic value (1)	$44,000	$674,000	$548,000	$1,600,000
Total cash received	$41,000	$683,000	$409,000	$1,800,000
Associated excess income tax benefits
recorded	$10,000	$233,000	$190,000	$571,000

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007 (1)	July 29, 2006
Stock-based compensation expense before
the recognized income tax benefit	$17,000	$40,000	$39,000	$145,000
Income tax benefit	$6,000	$16,000	$15,000	$56,000

(1)

Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of August 4, 2007, there was approximately $25,000 of unrecognized compensation remaining related to non-vested stock options. This expense is expected to be recognized over a period of less than one year.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the twenty-six week period ended August 4, 2007:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 3, 2007	79,517	$21.58
Granted	98,000	29.42
Forfeited	(1,434)	27.92
Vested	(41,228)	19.84
Non-vested at August 4, 2007	134,855	$27.74

The following table summarizes information regarding stock-based compensation for restricted stock awards recognized during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007 (1)	July 29, 2006
Stock-based compensation expense before
the recognized income tax benefit	$332,000	$256,000	$773,000	$803,000
Income tax benefit	$129,000	$99,000	$291,000	$309,000

(1)

Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2007 and 2006 was $831,000 and $826,000, respectively. No stock awards vested during the second quarter of fiscal 2007 or 2006. The weighted-average grant date fair value of stock awards granted during the first six months of fiscal 2007 and 2006 was $29.42 and $22.99, respectively.

As of August 4, 2007, there was approximately $2.8 million of unrecognized compensation expense remaining related to non-vested stock awards. The expense is expected to be recognized over a weighted average period of 2.0 years, incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007 (1)	July 29, 2006
Stock based compensation expense before
the recognized income tax benefit (2)	$7,000	$7,000	$18,000	$17,000
Income tax benefit	$3,000	$3,000	$7,000	$7,000

(1)

Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 5 – Income Taxes

On February 4, 2007, we adopted the provisions of FIN 48. This interpretation of SFAS No. 109 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total effect of the adoption on our consolidated balance sheet as of February 4, 2007 was a $361,000 increase in tax liability including penalties and interest and a $247,000 increase in deferred income tax benefits. This resulted in a $114,000 net reduction to retained earnings. After recording these entries, we had a liability for unrecognized tax benefits, including interest and penalties, of $775,000 at February 4, 2007.

Our liability for unrecognized tax benefits is related to tax years encompassing our fiscal years 1999 through 2005, the tax years which remain subject to examination by major tax jurisdictions as of August 4, 2007.

Prior to the adoption of FIN 48, we recorded interest expense related to uncertain tax positions as a component of interest expense. Upon adoption of FIN 48 we changed this policy to record such items as a component of income tax expense in the consolidated statement of income. Penalties have historically been included as a component of income tax expense and will continue to be recorded in this manner with the adoption of FIN 48. For the second quarter of fiscal 2007, we recorded $11,000 of interest expense related to uncertain tax positions. For the first half of fiscal 2007, we recorded $20,000 of interest expense related to uncertain tax positions.

Our liability for unrecognized tax benefits was $795,000 as of August 4, 2007. This total includes $566,000 related to unrecognized tax positions and $229,000 in accrued interest and penalties. This amount was classified as an Other liability on our consolidated balance sheet as of August 4, 2007. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate. We do not expect the amount of the liability for unrecognized tax benefits, excluding interest and penalties, will change significantly within the next 12 months.

Note 6 – Stock Repurchase Program

In fiscal 2006, our Board of Directors authorized a $50.0 million stock buy-back program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. During the second quarter of fiscal 2007, we repurchased 662,000 shares of our outstanding common stock at a cost of $18.9 million under this program. As of August 4, 2007, the amount that remained available under the existing repurchase authorization was $30.8 million. Subsequent to August 4, 2007, through September 10, 2007, we purchased an additional 339,000 shares of our outstanding common stock at a cost of $6.4 million. All repurchases under this program have been made utilizing available cash on hand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the availability of desirable store locations at acceptable lease terms and our ability to open new stores in a timely and profitable manner; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, a major manufacturer of footwear; and the continued favorable trade relations between the United States and China and other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors, see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

Overview

Shoe Carnival, Inc. is one of the nation's largest family footwear retailers. As of August 4, 2007, we operated 284 stores in 26 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results. These judgments involve estimates that are inherently uncertain and actual results could differ materially from these estimates. The accounting policies that require the more significant judgments are:

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

Valuation of Long-Lived Assets - We review long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable and annually when no such event has occurred. We evaluate the ongoing value of assets associated with retail stores that have been open longer than one year. When events such as these occur, the assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Income Taxes - We calculate income taxes in accordance with SFAS No. 109 and account for uncertain tax positions in accordance with FIN 48. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. Under FIN 48, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Income Taxes" included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for additional details on our uncertain tax positions.

Results of Operations

							Comparable
		Number of Stores			Store Square Footage		Store Sales
	Beginning			End of	Net	End	Increase
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)
May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7%	)
August 4, 2007	278	6	0	284	59,000	3,187,000	(7.1%	)
Year-to-date 2007	271	13	0	284	125,000	3,187,000	(5.4%	)

April 29, 2006	263	0	0	263	0	3,012,000	4.1%
July 29, 2006	263	4	2	265	12,000	3,024,000	(1.0%	)
Year-to-date 2006	263	4	2	265	12,000	3,024,000	1.8%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	74.0	72.2	71.9	70.7
Gross profit	26.0	27.8	28.1	29.3
Selling, general and
administrative expenses	25.9	24.8	24.8	24.1
Operating income	0.1	3.0	3.3	5.2
Interest income	(0.1)	(0.2)	(.1)	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Income before income taxes	0.2	3.2	3.4	5.3
Income tax expense	0.1	1.2	1.1	2.0
Net income	0.1%	2.0%	2.3%	3.3%

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

It is important to note that the 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar. Therefore, each of our fiscal 2007 quarters is shifted one-week later. Due to this one-week shift, our year-over-year sales comparisons are impacted when there are seasonal sales influences that fall near the respective quarter-end dates. Our reported quarterly and year-to-date comparable store sales results for fiscal 2007, both in this Quarterly Report on Form 10-Q and in our other public disclosures, have been adjusted for the above shift. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period. Net sales for our 13-week and 26-week periods ended August 4, 2007 compares to the 13-week and 26-week periods ended July 29, 2007. To minimize the effect of the fiscal calendar shift on comparable store sales, we compare the 13-week and 26-week periods ended August 4, 2007 to the 13-week and 26-week periods ended August 5, 2006.

Net sales increased $7.9 million to $154.8 million during the second quarter ended August 4, 2007, a 5.4% increase from net sales of $146.9 million in the second quarter ended July 29, 2006. Of the increase in net sales, $6.0 million was attributable to operating the 27 new stores opened in fiscal 2006 and fiscal 2007 (net of the six store closings in fiscal 2006). An additional $13.1 million increase in net sales was attributed to the seasonal differences associated with the fiscal calendar shift noted above, but was partially offset by the 7.1% decrease in comparable store sales.

Net sales increased $5.1 million to $320.5 million in the first half of fiscal 2007, a 1.6% increase over net sales of $315.4 million in the comparable prior year period. Of the increase in net sales, $11.4 million was attributable to operating the 27 new stores opened in fiscal 2006 and fiscal 2007 (net of the six store closings in fiscal 2006). An additional $10.9 million increase in net sales was attributable to the seasonal differences associated with the fiscal calendar shift noted above, but was more than offset by a 5.4% decrease in comparable store sales.

The second quarter continued to be a difficult period for us and footwear retailers in general. Our core customer base has been faced with financial challenges brought about by higher gasoline prices, housing and mortgage issues and increased consumer debt loads. This resulted in lower traffic counts throughout the first and second quarters of fiscal 2007 as compared to the same periods last year. From a fashion perspective, our core customers did not respond to the style and color direction of dress and sandalized footwear this past spring. Additionally, on an industry-wide basis, retailers have continued to see a decline in the demand for traditional athletic footwear.

We have aggressively managed our inventories during fiscal 2007 and will continue to do so for the remainder of the year. Per-store inventories at the end of the second quarter were approximately flat with inventories at the end of the comparable week in fiscal 2006. By keeping our inventories lean and fresh, we have the ability to react to developing trends and opportunistic buys.

Gross Profit

Gross profit decreased $594,000 to $40.2 million in the second quarter of fiscal 2007 from gross profit of $40.8 million in the comparable prior year period. Our gross profit margin in the second quarter of fiscal 2007 decreased to 26.0% from 27.8% in the comparable prior year period. As a percentage of sales, the merchandise margin decreased 1.5% and buying, distribution and occupancy costs increased 0.3%. The decrease in the merchandise margin was driven by a decrease in the average sale price resulting from the promotionally driven quarter. The increase in buying, distribution and occupancy costs, as a percentage of sales, was primarily attributable to higher fixed costs associated with our new distribution center. The increase in fixed costs was primarily due to under utilized capacity, which is necessary for future store growth.

Gross profit decreased $2.3 million to $90.0 million in the first half of fiscal 2007 from $92.3 million in the comparable prior year period. Our gross profit margin decreased to 28.1% in the first six months of fiscal 2007 from 29.3% for the first six months of fiscal 2006. As a percentage of sales, the merchandise margin decreased 0.2% and buying, distribution and occupancy costs increased 1.0%. The increase in buying, distribution and occupancy costs, as a percentage of sales, was primarily due to the increase in distribution costs related to the operation of our new distribution center and the deleveraging effect of lower same store sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million to $40.1 million in the second quarter of fiscal 2007 from $36.4 million in the comparable prior year period. Of the increase, $2.0 million resulted from an increase in advertising costs due to the shift in the retail calendar and approximately $1.3 million was attributable to operating the 27 new stores opened in fiscal 2006 and fiscal 2007 (net of the six store closings in fiscal 2006). As a percentage of sales, selling, general and administrative expenses increased to 25.9% in the second quarter of fiscal 2007 from 24.8% for the comparable period last year. The increase as a percentage of sales resulted primarily from an increase in advertising costs coupled with the deleveraging effect of lower same store sales.

Pre-opening costs were $268,000, or 0.2% of sales, for the second quarter of fiscal 2007 as compared to $164,000, or 0.1% of sales, for the second quarter of fiscal 2006. We opened six stores in the second quarter of fiscal 2007 as compared to four stores in the second quarter of fiscal 2006. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Store closing costs were $346,000, or 0.2% of sales, for the second quarter of fiscal 2007 as compared to $143,000, or 0.1% of sales, for the second quarter of fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved. The costs incurred in the second quarter of fiscal 2007 related primarily to the impairment of three stores planned for closing later this year. No stores were closed during the second quarter of fiscal 2007 and two stores were closed during the second quarter of fiscal 2006.

Selling, general and administrative expenses increased $3.3 million to $79.4 million in the first half of fiscal 2007 from $76.1 million in the comparable prior year period. Of the increase, approximately $2.0 million resulted from an increase in advertising costs due to the shift in the retail calendar and $2.2 was attributable to operating the 27 new stores opened in fiscal 2006 and fiscal 2007 (net of the six store closings in fiscal 2006). The increase was partially offset by $1.2 million of savings generated by comparable stores during the first half of fiscal 2007 compared to the same period last year. As a percentage of sales, these expenses increased to 24.8% from 24.1% in the first six months of last year. The increase as a percentage of sales resulted primarily from an increase in advertising costs coupled with the deleveraging effect of lower same store sales.

Pre-opening costs were $556,000, or 0.2% of sales, for the first half of fiscal 2007 as compared to $164,000, or 0.1% of sales, for the first half of fiscal 2006. We opened 13 stores in the first half of fiscal 2007 as compared to four stores in the first half of fiscal 2006. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Store closing costs were $400,000 or 0.1% of sales, for the first half of fiscal 2007 as compared to $254,000, or 0.1% of sales, for the first half of fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved. The costs incurred in the first six months of fiscal 2007 related primarily to the impairment of three stores planned for closing later this year. No stores were closed in the first half of fiscal 2007 and two stores were closed in the first half of fiscal 2006.

Interest (Income) Expense

We recorded net interest income of $144,000 and $260,000 in the second quarter of fiscal 2007 and 2006, respectively. For the first six months of fiscal 2007 and 2006, we recorded net interest income of $446,000 and $436,000, respectively. We had no direct borrowings under our credit facility during the first half of fiscal 2007 or fiscal 2006.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2007 decreased to 38.7% from 38.8% for the comparable period in 2006. The effective income tax rate for the first six months of fiscal 2007 decreased to 32.1% from 38.4% compared to the same time period in 2006. The reduction in the effective income tax rate for the six months of fiscal 2007 as compared to fiscal 2006 was primarily due to a reduction in state income taxes from state incentives related to the investment in our new distribution center.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.4 million for the first six months of fiscal 2007, as compared to net cash provided by operating activities of $1.8 million for the first six months of fiscal 2006. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $8.6 million increase in cash provided by operating activities between the two respective periods related primarily to the reduction in inventory levels coupled with the timing of the payments of accounts payable and accrued liabilities.

Working capital decreased to $141.2 million at August 4, 2007 from $149.0 million at July 29, 2006. The decrease in working capital was primarily the result of a $9.9 million decrease in cash and cash equivalents attributable to outstanding common stock purchased under the stock-buyback program. The decrease in working capital was also due to a $2.7 million net increase in accounts payable (net of merchandise inventory) offset by a $5.1 million increase in other assets. The current ratio at August 4, 2007 was 2.4 as compared to 2.7 at July 29, 2006. We had no long-term debt at August 4, 2007 or July 29, 2006.

Capital expenditures were $11.4 million in the first half of fiscal 2007. Of this amount, $4.2 million was incurred for our new distribution center, $3.4 million was incurred for new stores and $1.9 million was incurred for our new corporate headquarters. The remaining capital expenditures for the first half of fiscal 2007 were incurred for store remodeling and relocation, software and information technology, in-store graphics and miscellaneous equipment purchases. We did not receive any cash lease incentives from landlords during the first six months of fiscal 2007.

During the first half of fiscal 2007, we opened 13 new stores and closed no stores. This compares to four store openings and two store closings in the first half of fiscal 2006. We anticipate opening an additional 12 stores and closing four stores in the second half of fiscal 2007.

Remaining capital expenditures are expected to be $9 million to $10 million in fiscal 2007. Of this amount, approximately $4.7 million will be spent on new stores and $1.4 million represents equipment for our new distribution center. The balance of capital expenditures are expected to be incurred for store remodels, visual presentation enhancements and various other store improvements, furnishing our new corporate headquarters, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2007 are expected to average approximately $298,000. The average inventory investment in a new store is expected to range from $350,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $45,000 per store in fiscal 2007 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of August 4, 2007. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $13.6 million at August 4, 2007. As of August 4, 2007, $56.4 million was available to us for additional borrowings under the credit facility. On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to repurchase shares of our outstanding common stock in an amount not to exceed $50 million. This amendment followed the Board of Director’s December 2006 authorization of a $50 million stock buy-back program, which will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. During the second quarter of fiscal 2007, 662,000 shares of common stock were repurchased under this program at a cost of $18.9 million. Subsequent to August 4, 2007, through September 10, 2007, we purchased an additional 339,000 shares of our outstanding common stock at a cost of $6.4 million. All repurchases under this program have been made utilizing available cash on hand.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 3 – "Recently Issued Accounting Pronouncements" contained in the Notes to Condensed Consolidated Financial Statements included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We did not incur borrowings against our revolving credit line during the first six months of fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 4, 2007, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. In the fourth quarter of fiscal 2006, we began conversion to our new distribution center. We believe the launch of our new distribution center has strengthened the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to this system is ongoing and management will make its evaluation of the effectiveness of these controls upon completion of all components and enhanced functions of the new distribution center. There have been no other changes in our internal control over financial reporting that occurred during the second quarter ended August 4, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Programs (1)	Programs
May 6, 2007 to June 2, 2007	119,771	$28.63	119,771	$ 46,276,000
June 3, 2007 to July 7, 2007	541,841	$28.59	541,841	$ 30,785,000
July 8, 2007 to August 4, 2007	0	$0.00	0	$ 30,785,000
	661,612		661,612

(1)	These shares are part of a publicly announced, $50.0 million stock buy-back program that our Board of Directors approved in December 2006. The program will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our common shareholders was held June 12, 2007.

Election of Directors
Mark Lemond was elected at the annual meeting to serve as our Director for a three-year term. Mr. Lemond received 11,274,837 votes in favor of his election and 1,933,228 votes were withheld.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

J. Wayne Weaver	2008
Gerald W. Schoor	2008
William E. Bindley	2009
Kent A. Kleeberger	2009

Other Matters Voted Upon at the Meeting
The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007 was ratified. Votes of 13,171,004 were cast in favor, 32,473 votes were cast against, 4,688 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

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

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended February 1, 2003)

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

(a)		Exhibits (continued)

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

Date:	September 13, 2007	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer