Form 10-Q
period 2007-11-03
SHOE CARNIVAL INC
filed 2007-12-13
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2007
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

     Number of Shares of Common Stock, $.01 par value, outstanding at December 10, 2007 were 12,668,746.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

Part II	Other Information
	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 6.	Exhibits	18 - 20

	Signature		21

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	November 3,	February 3,	October 28,
(In thousands, except per share data)	2007	2007	2006
Assets
Current Assets
Cash and cash equivalents	$6,671	$34,839	$19,484
Accounts receivable	1,579	948	2,126
Merchandise inventories	200,242	196,662	187,254
Deferred income tax benefit	2,558	2,088	1,301
Other	8,368	2,605	3,064
Total Current Assets	219,418	237,142	213,229
Property and equipment-net	74,194	74,020	70,380
Total Assets	$293,612	$311,162	$283,609

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$51,581	$70,352	$49,244
Accrued and other liabilities	13,355	14,576	14,376
Total Current Liabilities	64,936	84,928	63,620
Long-term debt	14,165	0	0
Deferred lease incentives	5,528	6,095	5,614
Accrued rent	6,124	6,260	6,346
Deferred income taxes	844	781	1,109
Deferred compensation	3,690	3,149	2,845
Other	809	0	0
Total Liabilities	96,096	101,213	79,534

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,671, 13,561 and 13,534 shares
issued at November 3, 2007, February 3, 2007
and October 28, 2006	137	136	135
Additional paid-in capital	75,357	73,959	73,212
Retained earnings	147,420	135,854	130,728
Treasury stock, at cost, 1,002 shares at November 3, 2007
and 0 shares at February 3, 2007 and October 28, 2006	(25,398)	0	0
Total Shareholders' Equity	197,516	209,949	204,075
Total Liabilities and Shareholders' Equity	$293,612	$311,162	$283,609

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands, except per share data)	2007	2006	2007	2006
Net sales	$173,881	$189,086	$494,339	$504,441
Cost of sales (including buying,
distribution and occupancy costs)	123,320	132,349	353,740	355,413
Gross profit	50,561	56,737	140,599	149,028
Selling, general and administrative
expenses	43,627	43,275	123,070	119,330
Operating income	6,934	13,462	17,529	29,698
Interest income	(101)	(353)	(611)	(863)
Interest expense	115	33	179	107
Income before income taxes	6,920	13,782	17,961	30,454
Income tax expense	2,734	5,406	6,281	11,816
Net income	$4,186	$8,376	$11,680	$18,638

Net income per share:
Basic	$0.33	$0.62	$0.89	$1.40
Diluted	$0.33	$0.61	$0.87	$1.36

Average shares outstanding:
Basic	12,604	13,414	13,065	13,338
Diluted	12,777	13,751	13,362	13,706

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
February 3, 2007	13,561	0	$136	$73,959	$135,854	$0	$209,949
Stock option exercises	23	5		241		168	409
Stock-based compensation
income tax benefit				352			352
Employee stock purchase
plan purchases	2	5		21		121	142
Restricted stock awards	85	10	1	(287)		286	0
Common stock
repurchased		(1,022)				(25,973)	(25,973)
Stock-based compensation
expense				1,071			1,071
Cumulative effect of
adoption of FIN 48					(114)		(114)
Net income					11,680		11,680
Balance at
November 3, 2007	13,671	(1,002)	$137	$75,357	$147,420	$(25,398)	$197,516

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 3,	October 28,
(In thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$11,680	$18,638
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	11,781	10,713
Stock-based compensation	1,071	1,267
Loss on retirement and impairment of assets	508	231
Deferred income taxes	(160)	(1,268)
Lease incentives	418	192
Other	(545)	(708)
Changes in operating assets and liabilities:
Accounts receivable	(631)	(1,840)
Merchandise inventories	(3,580)	(3,261)
Accounts payable and accrued liabilities	(16,307)	(20,419)
Other	(6,543)	113
Net cash (used in) provided by operating activities	(2,308)	3,658

Cash Flows From Investing Activities
Purchases of property and equipment	(15,263)	(14,331)
Proceeds from sale of property and equipment	379	7,201
Other	6	2
Net cash used in investing activities	(14,878)	(7,128)

Cash Flows From Financing Activities
Borrowings under line of credit	49,970	0
Payments on line of credit	(35,805)	0
Proceeds from issuance of stock	551	2,469
Excess tax benefits from stock-based compensation	275	422
Common stock repurchased	(25,973)	(241)
Net cash (used in) provided by financing activities	(10,982)	2,650
Net decrease in cash and cash equivalents	(28,168)	(820)
Cash and cash equivalents at beginning of period	34,839	20,304
Cash and Cash Equivalents at End of Period	$6,671	$19,484

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$130	$106
Cash paid during period for income taxes	$7,833	$11,647
Capital expenditures incurred but not yet paid	$2,405	$7,948

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2007	2006	2007	2006
Basic shares	12,604	13,414	13,065	13,338
Dilutive effect of stock-based awards	173	337	297	368
Diluted shares	12,777	13,751	13,362	13,706

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

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the thirty-nine week period ended November 3, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 3, 2007	652,946	$12.51
Forfeited or expired	(6,301)	11.99
Exercised	(28,836)	14.18
Outstanding at November 3, 2007	617,809	$12.44	3.82	$1,944
Options outstanding at November 3, 2007,
net of estimated forfeitures	617,412	$12.44	3.82	$1,943
Exercisable at November 3, 2007	616,141	$12.44	3.81	$1,941

The following table summarizes information regarding outstanding and exercisable options at November 3, 2007:

			Options Outstanding			Options Exercisable
			Number	Weighted	Weighted	Number	Weighted
Range of			of Options	Average	Average	of Options	Average
Exercise Price			Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38	–	5.75	61,662	3.08	$4.46	61,662	$4.46
$8.56	–	11.95	182,125	1.53	$10.51	181,291	$10.50
$12.14	–	15.54	209,902	5.53	$12.83	209,068	$12.83
$16.10	–	17.12	164,120	4.45	$17.09	164,120	$17.09

The following table summarizes information regarding options exercised during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Total intrinsic value (1)	$0	$1,300,000	$548,000	$2,800,000
Total cash received	$0	$656,000	$409,000	$2,500,000
Associated excess income tax benefits
recorded	$0	$138,000	$180,000	$709,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007 (1)	2006
Stock-based compensation expense before
the recognized income tax benefit	$22,000	$39,000	$61,000	$184,000
Income tax benefit	$9,000	$15,300	$23,600	$71,400

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of November 3, 2007, there was approximately $16,000 of unrecognized compensation remaining related to non-vested stock options. This expense is expected to be recognized over a period of less than one year.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the thirty-nine week period ended November 3, 2007:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 3, 2007	79,517	$21.58
Granted	98,000	29.42
Forfeited	(3,768)	26.57
Vested	(41,228)	19.84
Non-vested at November 3, 2007	132,521	$27.78

The following table summarizes information regarding stock-based compensation for restricted stock awards recognized during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007 (1)	2006
Stock-based compensation expense before
the recognized income tax benefit	$212,000	$256,000	$985,000	$1,100,000
Income tax benefit	$84,000	$100,400	$383,600	$426,800

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2007 and 2006 was $831,000 and $826,000, respectively. No stock awards vested during the third quarter of fiscal 2007 or 2006. The weighted-average grant date fair value of stock awards granted during the first nine months of fiscal 2007 and 2006 was $29.42 and $22.99, respectively.

As of November 3, 2007, there was approximately $2.6 million of unrecognized compensation expense remaining related to non-vested stock awards. The expense is expected to be recognized over a weighted average period of 2.8 years, incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007 (1)	2006
Stock based compensation expense before
the recognized income tax benefit (2)	$7,000	$7,000	$25,000	$24,000
Income tax benefit	$3,000	$2,700	$9,700	$9,300

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

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

Our liability for unrecognized tax benefits is related to tax years encompassing our fiscal years 1999 through 2006, the tax years which remain subject to examination by major tax jurisdictions as of November 3, 2007.

Prior to the adoption of FIN 48, we recorded interest expense related to uncertain tax positions as a component of interest expense. Upon adoption of FIN 48 we changed this policy to record such interest expense as a component of income tax expense in the consolidated statement of income. Penalties have historically been included as a component of income tax expense and will continue to be recorded in this manner with the adoption of FIN 48. For the quarter ended November 3, 2007, we recorded $13,000 of interest expense related to uncertain tax positions. For the first nine months of fiscal 2007, we recorded $33,000 of interest expense related to uncertain tax positions.

Our liability for unrecognized tax benefits was $809,000 as of November 3, 2007. This total includes $567,000 related to unrecognized tax positions and $242,000 in accrued interest and penalties. This amount was classified as an Other liability on our consolidated balance sheet as of November 3, 2007. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate. We do not expect the amount of the liability for unrecognized tax benefits, excluding interest and penalties, will change significantly within the next 12 months.

Note 6 – Stock Repurchase Program

In fiscal 2006, our Board of Directors authorized a $50.0 million stock buy-back program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. During the third quarter of fiscal 2007, we repurchased 339,000 shares of our outstanding common stock at a cost of $6.4 million under this program. As of November 3, 2007, approximately 1.0 million shares had been repurchased at an aggregate cost of $25.6 million. The amount that remained available under the existing repurchase authorization at November 3, 2007 was $24.4 million.

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

Overview

Shoe Carnival, Inc. is one of the nation's largest family footwear retailers. As of November 3, 2007, we operated 293 stores in 27 states in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our marketing effort targets low to moderate income, value-conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Our cost-efficient store operations and real estate strategy enable us to price products competitively and earn attractive store level returns. Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers who so choose to serve themselves. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-oriented shoppers.

It is important to note that the 53rd week in fiscal 2006 caused a one-week shift in our fiscal 2007 calendar. Therefore, each of our fiscal 2007 quarters is shifted one week later. Due to this one-week shift, our year-over-year sales comparisons are impacted when there are seasonal sales influences that fall near the respective quarter-end dates. Our reported quarterly and year-to-date comparable store sales results for fiscal 2007, both in this Quarterly Report on Form 10-Q and in our other public disclosures, have been adjusted for the above shift. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period. Net sales for our thirteen week and thirty-nine week periods ended November 3, 2007 compare to the thirteen week and thirty-nine week periods ended October 28, 2006. To minimize the effect of the fiscal calendar shift on comparable store sales, we compare the thirteen week and thirty-nine week periods ended November 3, 2007 to the thirteen week and thirty-nine week periods ended November 4, 2006.

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

Results of Operations Summary Information

							Comparable
	Number of Stores				Store Square Footage		Store Sales
	Beginning			End of	Net	End	Increase
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	(Decrease)
May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7)%
August 4, 2007	278	6	0	284	59,000	3,187,000	(7.1)%
November 3, 2007	284	11	2	293	78,000	3,265,000	(5.0)%
Year-to-date 2007	271	24	2	293	203,000	3,265,000	(5.0)%

April 29, 2006	263	0	0	263	0	3,012,000	4.1%
July 29, 2006	263	4	2	265	12,000	3,024,000	(1.0)%
October 28, 2006	265	8	3	270	33,000	3,057,000	2.9%
Year-to-date 2006	263	12	5	270	45,000	3,057,000	2.3%

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.9	70.0	71.5	70.5
Gross profit	29.1	30.0	28.5	29.5
Selling, general and
administrative expenses	25.1	22.9	24.9	23.7
Operating income	4.0	7.1	3.6	5.8
Interest income	(0.1)	(0.2)	(0.1)	(0.2)
Interest expense	0.1	0.0	0.0	0.0
Income before income taxes	4.0	7.3	3.7	6.0
Income tax expense	1.6	2.9	1.3	2.3
Net income	2.4%	4.4%	2.4%	3.7%

Results of Operations for the Third Quarter Ended November 3, 2007

We believe the current challenging economic environment continued to directly affect our target consumer, and consequently, had a negative impact on both traffic and sales throughout the third quarter of fiscal 2007 as net sales declined 8.0% and sales for stores open more than a year fell by 5.0%. All of our product categories posted a decline in comparable store sales, except for the adult athletic product, which posted a small increase. The first nine months of fiscal 2007 have proved to be a difficult period for us and footwear retailers in general. Our low to moderate income consumer has been faced with financial challenges brought about by higher gasoline prices, housing and mortgage issues and increased consumer debt loads. This has resulted in lower traffic counts in our stores throughout the first nine months as compared to the same period last year.

Net Sales

Net sales decreased $15.2 million to $173.9 million during the third quarter ended November 3, 2007, an 8.0% decrease from net sales of $189.1 million in the third quarter ended October 28, 2006. The seasonal differences associated with the fiscal calendar shift noted above caused a $14.2 million decline in sales between the two comparative periods. Our 5.0% decline in comparable store sales resulted in an additional $8.4 million of lost sales. These decreases in net sales were partially offset by a $7.4 million increase in sales generated through operation of the 36 stores opened since August 4, 2006 net of the sales loss from the six stores which were closed during this same period.

Gross Profit

Gross profit decreased $6.1 million to $50.6 million in the third quarter of fiscal 2007 from gross profit of $56.7 million in the comparable prior year period. Our gross profit margin in the third quarter of fiscal 2007 decreased to 29.1% from 30.0% in the comparable prior year period. As a percentage of sales, the merchandise margin increased 0.5% while buying, distribution and occupancy costs increased 1.4%. The increase in the merchandise margin was primarily driven by improved inventory markdown management. Approximately half of the increase in buying, distribution and occupancy costs, as a percentage of sales, was attributable to lower sales for the quarter. The combined increases in occupancy and distribution costs due to operating more stores coupled with the increase in fixed costs associated with operating our new distribution center, accounted for the remainder of the increase as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $352,000 to $43.6 million in the third quarter of fiscal 2007 from $43.3 million in the comparable prior year period. The increase in selling, general and administrative expenses necessary to operate and support the 30 net new stores opened since August 4, 2006 was partially offset by a decrease of approximately $1.2 million in advertising costs due to the shift in the retail calendar along with a $692,000 decrease in performance based incentive compensation expense. As a percentage of sales, selling, general and administrative expenses increased to 25.1% in the third quarter of fiscal 2007 from 22.9% for the comparable period last year. The increase, as a percentage of sales, resulted primarily from the deleveraging effect of lower sales.

Pre-opening costs were $407,000, or 0.2% of sales, for the third quarter of fiscal 2007 as compared to $298,000, or 0.2% of sales, for the third quarter of fiscal 2006. We opened 11 stores in the third quarter of fiscal 2007 as compared to eight stores in the third quarter of fiscal 2006. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Store closing costs were $96,000, or 0.1% of sales, for the third quarter of fiscal 2007 as compared to $232,000, or 0.1% of sales, for the third quarter of fiscal 2006. We closed two stores in the third quarter of fiscal 2007 as compared to three stores in the third quarter of fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved.

Interest (Income) Expense

We recorded net interest expense of $14,000 in the third quarter of fiscal 2007, resulting from the borrowings against our line of credit, compared to net interest income of $320,000 in the third quarter of the prior year. We had no borrowings during the third quarter of the prior year.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2007 increased to 39.5% from 39.2% for the same time period in fiscal 2006.

Results of Operations for the Nine Months Ended November 3, 2007

Net Sales

Net sales decreased $10.1 million to $494.3 million in the first nine months of fiscal 2007, a 2.0% decrease over net sales of $504.4 million in the comparable prior year period. Of this decrease, approximately $24.6 million was attributable to our 5.0% comparable store sales decline, and approximately $2.8 million related to the seasonal differences associated with the fiscal calendar shift noted above. The decrease in net sales was partially offset by a $17.3 million increase in sales generated through operation of the 38 new stores opened during fiscal 2006 and fiscal 2007 net of the sales loss from eight stores which were closed during the same period.

Gross Profit

Gross profit decreased $8.4 million to $140.6 million in the first nine months of fiscal 2007 from $149.0 million in the comparable prior year period. Our gross profit margin decreased to 28.5% in the first nine months of fiscal 2007 from 29.5% for the first nine months of fiscal 2006. As a percentage of sales, the merchandise margin increased 0.1% while buying, distribution and occupancy costs increased 1.1%. The increase in buying, distribution and occupancy costs, as a percentage of sales, was primarily attributable to increases in occupancy and distribution costs due to operating more stores, coupled with the costs incurred during the first quarter of fiscal 2007 to convert to our new distribution center and the increased fixed costs associated with operating the new facility.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.8 million to $123.1 million in the first nine months of fiscal 2007 from $119.3 million in the comparable prior year period. The increase in selling, general and administrative expenses necessary to operate and support the 30 net new stores opened during fiscal 2006 and fiscal 2007 was partially offset by a savings of approximately $2.4 million from expense controls in addition to a $1.5 million decrease in performance based incentive compensation expense. As a percentage of sales, selling, general and administrative expenses increased to 24.9% from 23.7% in the first nine months of last year. The increase, as a percentage of sales, resulted primarily from the deleveraging effect of lower store sales.

Pre-opening costs were $963,000, or 0.2% of sales, for the first nine months of fiscal 2007 as compared to $460,000, or 0.1% of sales, for the first nine months of fiscal 2006. We opened 24 stores in the first nine months of fiscal 2007 as compared to 12 stores in the first nine months of fiscal 2006. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Store closing costs were $525,000, or 0.1% of sales, for the first nine months of fiscal 2007 as compared to $486,000, or 0.1% of sales, for the first nine months of fiscal 2006. We closed two stores in the first nine months of fiscal 2007 and five stores were closed in the first nine months of fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the age of the store and possible lease buyout involved.

Interest (Income) Expense

For the first nine months of fiscal 2007, net interest income was $432,000 compared to net interest income of $756,000 for the first nine months of fiscal 2006. The change in net interest income was primarily related to a decrease in the first nine months of fiscal 2007 in the excess funds available for investment.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2007 decreased to 35.0% from 38.8% when compared to the same time period in fiscal 2006. The reduction in the effective income tax rate for the nine months of fiscal 2007 as compared to fiscal 2006 was primarily due to a reduction in state income taxes from state incentives related to the investment in our new distribution center.

Liquidity and Capital Resources

Net cash used in operating activities was $2.3 million during the first nine months of fiscal 2007, as compared to net cash provided by operating activities of $3.7 million during the first nine months of fiscal 2006. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $6.0 million decrease in cash provided by operating activities between the two respective periods related primarily to the decrease in net income.

Working capital increased to $154.5 million at November 3, 2007 from $149.6 million at October 28, 2006. The current ratio at November 3, 2007 was 3.4 and remained unchanged as compared to October 28, 2006. Long-term debt as a percentage of total capital (long-term debt plus shareholders' equity) was 6.7% at November 3, 2007. We had no long-term debt as of October 28, 2006.

Capital expenditures were $15.3 million in the first nine months of fiscal 2007. Of this amount, $4.4 million was incurred for our new distribution center, $5.9 million was incurred for new stores and $2.3 million was incurred for our new corporate headquarters. The remaining capital expenditures for the first nine months of fiscal 2007 were incurred for store remodeling and relocation, software and information technology, in-store graphics and miscellaneous equipment purchases. We received $418,000 in lease incentives from landlords during the first nine months of fiscal 2007.

During the first nine months of fiscal 2007, we opened 24 new stores and closed two stores. This compares to 12 store openings and five store closings in the first nine months of fiscal 2006. We anticipate opening an additional store and closing three stores in the fourth quarter of fiscal 2007. We expect to incur additional capital expenditures of $2 million in the fourth quarter of fiscal 2007 related primarily to fiscal 2007 and fiscal 2008 new store openings.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2007 are expected to average approximately $298,000. The average inventory investment in a new store is expected to range from $350,000 to $750,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $40,000 per store in fiscal 2007 with individual stores experiencing variances in expenditure levels based on the specific market.

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of November 3, 2007. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q. At November 3, 2007, there were $14.2 million in borrowings outstanding under the credit facility and $3.0 million in letters of credit outstanding. As of November 3, 2007, $52.8 million was available to us for additional borrowings under the credit facility.

On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to repurchase shares of our outstanding common stock in an amount not to exceed $50 million. During December 2006, the Board of Directors authorized a $50 million stock buy-back program, which will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. As of November 3, 2007, approximately 1.0 million shares had been repurchased at an aggregate cost of $25.6 million. The amount that remained available under the existing repurchase authorization at November 3, 2007 was $24.4 million.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion, any future repurchase of our common stock under our current repurchase plan and other operating cash requirements for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $11,000 for the third quarter and first nine months of fiscal 2007. We did not incur borrowings against our revolving credit line during the first nine months of fiscal 2006.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 3, 2007, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. In the fourth quarter of fiscal 2006, we began conversion to our new distribution center. We believe the launch of our new distribution center has strengthened the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to this system is ongoing and management will make its evaluation of the effectiveness of these controls upon completion of all components and enhanced functions of the new distribution center. There have been no other changes in our internal control over financial reporting that occurred during the third quarter ended November 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Approximate
			Total Number Of	Dollar Value
			Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Programs(1)	Programs
August 5, 2007 to September 1, 2007	339,288	$18.88	339,288	$24,378,000
September 2, 2007 to October 6, 2007	0	$0.00	0	$24,378,000
October 7, 2007 to November 3, 2007	0	$0.00	0	$24,378,000
	339,288		339,288

(1)

These shares are part of a publicly announced, $50.0 million stock buy-back program that our Board of Directors approved in December 2006. The program will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008.

ITEM 6. EXHIBITS

(a)		Exhibits

	3-A	Restated Articles of Incorporation of Registrant (incorporated herein by reference from the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002)

	3-B	By-laws of Registrant, as amended to date (incorporated herein by reference from the same exhibit number to our Current Report on Form 8-K filed on March 19, 2007)

	4	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank (incorporated herein by reference from Exhibit 4(I) to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999)

(a)	Exhibits (continued)

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

(a)		Exhibits (continued)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2007	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer