Form 10-K
period 2008-02-02
SHOE CARNIVAL INC
filed 2008-04-17
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 2, 2008
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
                            [  ] Yes                    [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                            [  ] Yes                    [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X] Yes                   [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[ ]Large accelerated filer	[X]Accelerated filer	[ ]Non-accelerated filer	[ ]Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                            [  ]Yes                   [X]No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 4, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $372,271,000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 11, 2008 was 12,615,329.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 12, 2008 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

Item	1.	Business	2
Item	1A.	Risk Factors	7
Item	1B.	Unresolved Staff Comments	12
Item	2.	Properties	12
Item	3.	Legal Proceedings	13
Item	4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item	8.	Financial Statements and Supplementary Data	27
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item	9A.	Controls and Procedures	49
Item	9B.	Other Information	52

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	53
Item	11.	Executive Compensation	53
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item	13.	Certain Relationships and Related Transactions, and Director Independence	53
Item	14.	Principal Accountant Fees and Services	53

PART IV

Item	15.	Exhibits and Financial Statement Schedules	54

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
February 2, 2008

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, the primary manufacturers of footwear; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. See ITEM 1A. RISK FACTORS of this report.

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate ourselves from our competitors by our distinctive, highly promotional in-store marketing effort and large stores that average 11,300 square feet, generate an average of approximately $2.4 million in annual sales and carry an average inventory of approximately 29,000 pairs of shoes per location. As of February 2, 2008, we operated 291 stores in 27 states primarily in the Midwest, South and Southeast regions of the United States.

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

We offer a distinctive shopping experience. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We promote a high-energy retail environment by decorating with bright lights and bold colors, and by featuring a stage and barker as the focal point in each store. With a microphone, this barker, or "mic-person", announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell through of in-season goods.

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries approximately 29,000 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Expenses for signage and visual displays highlighting a particular brand will often be partially or fully reimbursed by the vendor.

We believe that by offering a wide selection of both athletic and non-athletic footwear, we are able to reduce our exposure to shifts in fashion preferences between those categories. Our ability to identify and react to fashion changes is a key factor in our sales and earnings performance.

We offer value to our customers. Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family. We also believe our highly promotional in-store shopping environment contributes to a reputation of value pricing throughout the store.

We maintain an efficient store level cost structure. Our cost efficient store operations and real estate strategy enable us to price products competitively. Low labor costs are achieved by housing merchandise directly on the selling floor in an open stock format, enabling customers to serve themselves, if they choose. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We prefer to locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value oriented shoppers.

We rely heavily on information technology. We have invested significant resources in information technology. Our proprietary inventory management and state-of-the-art point-of-sale ("POS") systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin analysis by product category at the store level and customer tracking. Using the POS, store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day. Reacting to sales trends, our mic-people use POS reports to choose from among a number of product promotions supplied by our centralized merchandising staff.

Our network connects our corporate office to our distribution center and retail stores via a wide area network, providing up-to-date sales and inventory information as required. Our data warehouse enables the merchandising staff to analyze sales, margin and inventory levels by store, by day, down to the size of shoe. Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us in the past to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy and Store Location

We plan to continue to grow our store base in order to strengthen our position as a leading specialty branded footwear retailer. Aside from comparable store sales increases, the majority of our sales and earnings growth is expected to be generated by the opening of new stores. In fiscal 2008, we expect to open between 20 and 25 stores. These new stores will be located in large and small markets in both new and existing geographic areas. Our intention is to fill in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. We have adjusted, and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges. We intend to increase our store growth rate by 10% to 12% in the future, subject to the availability of sufficient real estate and the state of the U.S. economy.

Critical to the success of opening new stores in larger markets or geographic areas is our ability to cluster stores. In larger markets (populations greater than 400,000), clustering involves opening two or more stores at approximately the same time, and in smaller markets that can only support a single store, clustering involves seeking locations in reasonably close proximity to other existing markets. This strategy creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs. We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

The number of stores opened and closed during fiscal years 2007, 2006 and 2005 were as follows:

Fiscal Year	2007	2006	2005
Stores open at beginning of year	271	263	255
Opened during year	25	14	15
Closed during year	5	6	7
Stores open at end of year	291	271	263

On February 2, 2008, we had 291 stores located in 27 states, primarily in the Midwest, South and Southeast regions of the United States. We prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls. Our stores averaged approximately 11,300 square feet, ranging in size from 6,400 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

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

Merchandising and Pricing

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. Our stores carry an average of approximately 29,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

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

The table below sets forth our percentage of sales by product category for fiscal years 2007, 2006 and 2005.

Fiscal Year	2007	2006	2005
Women’s	27%	27%	25%
Men’s	15	15	15
Children’s (1)	17	17	16
Athletics (2)	37	37	40
Accessories and Miscellaneous Items	4	4	4
	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.
(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In fiscal 2007, athletic styles, including children’s sizes, represented approximately half of our footwear sales.

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and to a lesser extent leveraging general and administrative expenses against a higher sales base. An opportunity to increase our gross margin is to increase women’s non-athletic sales as a percentage of our total business. Women’s product has historically achieved the highest gross margin. Our women's non-athletic product represented 27 percent of our total sales in fiscal years 2007 and 2006, an increase of two percentage points from fiscal 2005. We expect to achieve our goal of 28 to 30 percent of our total sales being generated by women's dress and casual merchandise over the next two years.

Advertising and Promotion

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 58% of our total advertising budget was directed to television and radio in fiscal 2007. Print media (including newspaper ads, inserts and direct mail) and outdoor advertising accounted for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible. Major promotions during grand openings and peak selling periods allow customers to win prizes such as gift cards, merchandise or cash.

In-store promotions are a key element in our marketing effort. By utilizing both planned and impromptu contests and games, store managers create an environment that encourages customer interaction with store personnel. For example, a customer is enticed to purchase additional merchandise by winning an on-the-spot discount. Promotions of this type exemplify our emphasis on fun and excitement in order to enhance our customers’ total shopping experience.

We strive to make each store opening a major retail event. Grand openings feature contests and giveaways of cash and prizes. We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Distribution

During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, we converted our distribution and warehousing functions to our new 410,000 square foot distribution center, located in Evansville, Indiana. This facility is leased from a third party and can support the processing and distribution needs of a minimum of 460 stores to facilitate future growth. We negotiated in our lease the right to expand into a designated expansion area as long as we provide 120 days written notice to the property owner. Expansion under this option would provide us the processing capacity to support a total of approximately 650 stores.

The new distribution center is equipped with state-of-the-art processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store one time per week. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

In February 2006, we sold our former 200,000 square foot distribution center, located in Evansville, Indiana, to a third party and entered into a leaseback arrangement with the landlord to continue operations of this facility. On March 1, 2007, we relinquished all of our rights to the facility to the landlord. See our Notes to Consolidated Financial Statements, Note 6 – "Leases" included in PART II, ITEM 8 of this report for further details on the sale and leaseback of the facility.

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

We purchase merchandise from over 170 footwear vendors. In fiscal 2007, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for over 10% of our net sales and together accounted for over 28% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by the Senior Vice President - Store Operations, divisional managers, regional managers and the individual store general managers. In general, each store has a general manager and up to three assistant managers, depending on sales volume. Store operations personnel are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items. Administrative functions are centrally controlled from the corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.

Employees

At February 2, 2008, we had approximately 4,300 employees, of which approximately 2,500 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. See ITEM 1. BUSINESS - "Forward-Looking Statements" of this report.

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

The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

  our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;

  the acceptance of the Shoe Carnival concept in new markets;

  the availability of financing for capital expenditures and working capital requirements;

  our ability to provide adequate distribution to support growth;

  our ability to source sufficient levels of inventory to meet the needs of new stores;

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

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  competition;

  timing of holidays including sales tax holidays;

  general regional and national economic conditions;

  inclement weather;

  consumer trends, such as less disposable income due to the impact of higher gasoline prices;

  fashion trends;

  changes in our merchandise mix;

  our ability to distribute merchandise efficiently to our stores;

  timing and type of, and customer response to, sales events, promotional activities or other advertising;

  the effectiveness of our inventory management;

  new merchandise introductions; and

  our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2007, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 28% of our net sales. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of our imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, Brazil, Spain and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse affect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include: disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes and political unrest; problems with oceanic shipping, including shipping container shortages; economic crises and international disputes; currency exchange rate fluctuations; increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries; import duties, import quotas and other trade sanctions; and increases in shipping rates imposed by the trans-Pacific shipping cartel.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will be able to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In fiscal 2008, capital expenditures are expected to range from $12 million to $14 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if interest rates materially increase from present levels.

Poor economic conditions affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

  general economic, industry and weather conditions;

  energy costs, which affect gasoline and home heating prices;

  the level of consumer debt;

  consumer credit availability;

  interest rates;

  tax rates and policies;

  unemployment trends;

  war, terrorism and other hostilities; and

  consumer confidence in future economic conditions.

Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition. The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force us to take inventory markdowns. Reduced demand may also require increased selling and promotional expenses.

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

In addition, our stores process debit and credit card transactions. We believe we have established appropriate controls to protect our customers' personal confidential information gathered when a debit or credit card is utilized. However, in the event that such confidential information is misused or obtained by an unauthorized third party, we could be subject to negative publicity that could harm our business, as well as have a material adverse effect on our financial conditions or results of operations.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price. We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of our internal controls. We have expended, and expect that we will continue to expend, significant management time and resources documenting and testing our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a material adverse effect on our stock price.

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and an adult child together own approximately 28.4% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Restated Articles of Incorporation and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of more than 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

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

The following table identifies the number of our stores in each state as of February 2, 2008:

State	#	State	#
Alabama	11	Missouri	18
Arkansas	8	Mississippi	6
Colorado	6	North Carolina	13
Florida	23	North Dakota	1
Georgia	13	Ohio	17
Idaho	2	Oklahoma	6
Iowa	6	Pennsylvania	2
Illinois	28	South Carolina	12
Indiana	20	South Dakota	1
Kansas	3	Tennessee	17
Kentucky	12	Texas	32
Louisiana	11	Virginia	10
Michigan	6	Wisconsin	3
		West Virginia	4
		Total Stores	291

In February 2006, we sold our combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs. We entered into a lease to continue operations in this combined facility on a month-to-month basis. In March and June 2007, we relinquished our rights to the distribution center and corporate headquarters, respectively.

In February 2006, we entered into an operating lease with an independent third-party to lease our new distribution center. The lease has an initial term of 15 years, commencing on December 1, 2006. We have the right to extend the initial lease term for up to three additional periods of five years each.

In June 2006, we entered into an operating lease with an independent third-party to lease our new corporate headquarters for an initial term of 15 years, commencing on June 1, 2007. We have the right to extend the initial lease term for up to three additional periods of five years each.

For additional information with respect to our properties, see ITEM 1. BUSINESS – "Growth Strategy and Store Location" and "Distribution" as well as PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – "Executive Summary" of this report.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2007 fiscal year.

Executive Officers

Name	Age	Position
J. Wayne Weaver	73	Chairman of the Board and Director
Mark L. Lemond	53	President, Chief Executive Officer and Director
Timothy T. Baker	51	Executive Vice President - Store Operations
W. Kerry Jackson	46	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	54	Executive Vice President - General Merchandise Manager

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

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our Directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2008 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for fiscal 2007 and fiscal 2006 were as follows:

Fiscal Year 2007	High	Low
First Quarter	$35.26	$29.09
Second Quarter	30.66	20.28
Third Quarter	23.18	14.26
Fourth Quarter	15.47	10.54

Fiscal Year 2006
First Quarter	$28.10	$21.70
Second Quarter	29.12	20.39
Third Quarter	29.24	19.25
Fourth Quarter	33.28	25.45

As of March 26, 2008, there were approximately 213 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2007.

Dividends

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

Issuer Purchases of Equity Securities

Throughout fiscal 2007 we issued treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards. This included the repurchase of approximately 10,500 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue to issue treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards.

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. As of February 2, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at February 2, 2008 was $21.9 million. The following table summarizes repurchase activity during the fourth quarter of fiscal 2007:

				Approximate
			Total Number	Dollar Value
			Of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs
November 4, 2007 to December 1, 2007	0	$0.00	0	$0
December 2, 2007 to January 5, 2008	0	$0.00	0	$0
January 6, 2008 to February 2, 2008	216,307	$11.68	216,307	$21,852,000
	216,307		216,307

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity plans has been incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

(In thousands, except per share and operating data)

Fiscal years (1)	2007	2006	2005	2004	2003
Income Statement Data:
Net Sales	$658,680	$681,662	$655,638	$590,186	$557,923
Cost of sales (including buying, distribution and occupancy costs)	472,831	482,888	465,942	422,961	399,713
Gross Profit	185,849	198,774	189,696	167,225	158,210
Selling, general and administrative expenses	166,717	161,144	158,860	146,360	138,178
Operating income	19,132	37,630	30,836	20,865	20,032
Interest income	(690)	(1,235)	(170)	(73)	(15)
Interest expense	264	152	524	731	729
Income before income taxes	19,558	38,713	30,482	20,207	19,318
Income tax expense	6,751	14,949	11,692	7,678	7,341
Net income	$12,807	$23,764	$18,790	$12,529	$11,977

Net income per share:
Basic	$0.99	$1.78	$1.43	$0.98	$0.94
Diluted	$0.97	$1.73	$1.40	$0.96	$0.92

Average shares outstanding
Basic	12,922	13,373	13,128	12,820	12,677
Diluted	13,158	13,744	13,457	13,051	13,049

Selected Operating Data (2):
Stores open at end of year	291	271	263	255	237
Square footage of store space at year end (000’s)	3,238	3,062	3,012	2,935	2,752
Average sales per store (000’s)	$2,364	$2,544	$2,524	$2,404	$2,548
Average sales per square foot	$209	$223	$219	$207	$219
Comparable store sales (3)	(5.2)%	1.5%	6.9%	(0.8)%	(3.0)%
Balance Sheet Data:
Working capital	$141,455	$152,214	$131,778	$115,495	$114,670
Total assets	$291,616	$311,162	$274,833	$256,905	$245,769
Long-term debt	$0	$0	$0	$7,300	$21,956
Total shareholders’ equity	$196,612	$209,949	$181,155	$156,919	$142,998

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2007, 2006, 2005, 2004, and 2003 relate respectively to the fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data has been adjusted to a comparable 52 week basis for fiscal 2006.
(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of February 2, 2008, we operated 291 stores in 27 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our marketing effort targets moderate income, value-conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Our cost-efficient store operations and real estate strategy enable us to price products competitively. Low labor costs are achieved by housing merchandise directly on the selling floor in an open-stock format, enabling customers to serve themselves, if they choose. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We locate stores predominantly in strip shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-oriented shoppers.

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of February 2, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at February 2, 2008 was $21.9 million.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2007, 2006, 2005, 2004, and 2003, relate respectively to the fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

The 53rd week in fiscal 2006 caused a one-week shift forward in the start of fiscal 2007 causing our year-over-year sales comparisons to be impacted. Our reported year-to-date comparable store sales results for fiscal 2007, both in this annual report on Form 10-K and in our other public reports and disclosures, have been adjusted for the above shift. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the 2007 fiscal period. Net sales for our 52-week fiscal year ended February 2, 2008 compares to our 53-week fiscal year ended February 3, 2007. To minimize the effect of the fiscal calendar shift on comparable store sales, we compare our 52-week fiscal year ended February 2, 2008 to the 52-week period ended February 3, 2007.

Executive Summary

Fiscal 2007 proved to be a difficult period for us and footwear retailers in general. The challenging economic environment continued to directly affect our targeted moderate income consumer, and consequently, had a negative impact on both our traffic and sales throughout the year. In addition to declining economic conditions, there were a number of other significant factors which directly impacted our operating results for fiscal 2007, especially in comparison to fiscal 2006:

  Lack of a compelling fashion trend - After coming off two strong fashion driven years in the men's and women's dress categories of footwear, our core customers did not respond to the style and color direction this past year. Additionally, the athletic industry has been unable to identify a dominant fashion trend in recent years and as a result, sales of athletic footwear retailers have declined.

  Conversion to a new distribution center and relocation to a new corporate headquarters – It was anticipated that we would experience a deleveraging of costs associated with our new facilities. In addition to the one-time conversion costs incurred during the relocation of the distribution center, the increase in fixed facility operating costs precluded us from leveraging these expenses in the near term.

  53 versus 52-week fiscal year - Fiscal 2006 represented a 53-week period as compared to the 52-week period in fiscal 2007. We earned approximately $0.05 per diluted share in the extra week of fiscal 2006.

Despite the challenges we faced in fiscal 2007 there were a number of positive achievements:

  Maintained tight control over inventory levels - Our merchants did a good job of controlling inventories, both in terms of quantity and composition. At the end of each quarter, our inventories were at or below the prior year on a per store average and we concluded fiscal 2007 down approximately 5 percent from the end of the prior fiscal year.

  Continued new store growth – In fiscal 2007 we opened 25 new stores. Consistent with our real estate strategy, these new stores are located in large and small markets in both new and existing geographic areas. We continued to fill in under-penetrated markets with additional stores in order to improve the performance of the overall market. We also continued to enter smaller markets that we can fully penetrate with one or two stores.

  Initiated a share repurchase program – During fiscal 2007, approximately 1.2 million shares were repurchased at an aggregate cost of $28.1 million. Despite this significant outlay of cash, we ended the fiscal year with no outstanding long-term debt.

  Converted to a new distribution center with minimal product delivery disruption – While many in the retail sector have experienced overwhelming challenges and product delivery interruptions during conversion to new distribution centers, we experienced minimal disruption of product flow to our stores.

  Relocated to a new corporate headquarters without a lost work day – We were able to relocate our corporate headquarters over a three-day holiday weekend and return to normal operations by the following Tuesday. Our stores experienced no disruption in computer services or support from our corporate staff.

While we anticipate that the retail business environment in which we operate will be challenging in fiscal 2008, we believe our strong brand name in existing markets and a cost efficient operating model provide us with opportunities for growth and increased profitability. Our primary focus in fiscal 2008 will be on enhancing store performance metrics and continuing our efforts to provide long-term earnings growth to our shareholders.

To accomplish this in today's competitive retail environment, we recognize that we must always deliver the latest fashion, stay in stock with sizes, offer competitive pricing and provide a start-to-finish memorable shopping experience. If our management group executes these initiatives in fiscal 2008, we can continue building a loyal, repeat customer base. We have undertaken the following initiatives to deliver these expectations:

  Reducing assortments, creating more size depth in key styles and delivering the right shoes to the right stores – We believe that the compelling fashion of our core products will be on target for what the consumer is seeking. We also believe a higher conversion rate will result by increasing the depth of size runs in these key fashion offerings. In order to increase size runs, we are strategically reducing our product assortment to keep store inventories at appropriate levels. With these two initiatives comes the challenge of refining store assortments to deliver the right product and quantities.

  Achieving incremental gains in average retail price points while maintaining competitive pricing – Like most retailers, we are facing increases in the cost of product sourced from China. We have chosen to take this opportunity to add additional features to certain private label product in order to create greater intrinsic value to our customer. We are also working to create the same elevation in intrinsic value to the customer for branded product by improving key fashion and comfort elements. Although our intent is to pass these costs onto the customer through higher average retail prices, our ability to achieve this goal is largely dependent upon the promotional nature of the retail footwear industry over the course of the next year.

  Achieving growth in women's non-athletic product – We believe that the improvement in key fashion and comfort elements of our women's dress and casual merchandise will help us achieve our goal of increasing these categories to 28 to 30 percent of our total sales over the next two years. Historically, women’s non-athletic product has achieved the highest gross profit margin of any of our footwear categories.

  Refocusing our marketing strategy towards our target consumer – Another important initiative for fiscal 2008 is to continue to gain an understanding of the value-based needs of our target consumer. This starts with qualitative as well as quantitative analysis involving our core customers. By better defining our customers' expectations, we will be in a position to not only deliver the best footwear to satisfy their needs, but will also be able to more effectively market to our core consumers.

  Enhancing the customer's in-store experience – We are also challenging management throughout the chain to ensure we are delivering the total shopping experience the consumer is looking for. We believe customer service is far more than just a helpful store associate. It is satisfaction with every facet of the Shoe Carnival experience. We are committed to providing an in-store shopping experience that is not only fun and distinctive, but leaves the consumer knowing that we are providing fashionable high quality footwear for their lifestyle at a competitive price.

In fiscal 2008, we expect to open between 20 and 25 stores. These new stores will be located in large and small markets in both new and existing geographic areas. Our intention is to continue to fill in certain under-penetrated larger markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. We have adjusted, and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges. The number of new stores we open is dependent upon the availability of desirable store locations primarily in our existing larger markets and small markets in our current geographic footprint. Real estate developers are beginning to show signs of a slow down as the current macroeconomic environment is curtailing the expansion plans of many retailers, particularly those retailers that would serve as the anchor tenant in a desirable strip center. While we recognize that the immediate profitability of newly opened stores will be impacted by this difficult macroeconomic environment, we also believe that taking advantage of real estate opportunities in a depressed retail market is a prudent long-term strategy, especially when those store locations fill in existing under-penetrated markets.

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

Valuation of Long-Lived Assets - We review long-lived assets annually and whenever events or circumstances indicate the carrying value of an asset may not be recoverable. We evaluate the ongoing value of assets associated with retail stores that have been open longer than one year. When events such as these occur, the assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgement and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes ” ("SFAS No. 109") and account for uncertain tax positions in accordance with Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. Under FIN 48, we are required to make many subjective assumptions and judgements regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgements can materially affect amounts recognized in the consolidated financial statements. See our Notes to Consolidated Financial Statements, Note 7 – "Income Taxes" included in PART II, ITEM 8 of this report for further details.

Insurance Reserves - We use a combination of self-insurance and third-party insurance for workers' compensation, employee medical and general liability insurance. These plans have stop-loss provisions that protect us from individual and aggregate losses over specified dollar values. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third-parties. We will continue to evaluate our self-insured liabilities and the underlying assumptions on a quarterly basis and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event we determine an accrual should be increased or reduced, we will record such adjustments in the period in which such determination is made.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	71.8	70.8	71.1
Gross profit	28.2	29.2	28.9
Selling, general and administrative expenses	25.3	23.7	24.2
Operating income	2.9	5.5	4.7
Interest income	(0.1)	(0.2)	(0.0)
Interest expense	0.1	0.0	0.1
Income before income taxes	2.9	5.7	4.6
Income tax expense	1.0	2.2	1.7
Net income	1.9%	3.5%	2.9%

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Comparable store sales for the periods indicated below include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

2007 Compared to 2006

Net Sales

Net sales decreased $23.0 million to $658.7 million in fiscal 2007, a 3.4% decrease from net sales of $681.7 million in fiscal 2006. Comparable store sales for the 52-week period ended February 2, 2008 decreased 5.2%, or approximately $34.5 million, compared to the 52-week period ended February 3, 2007. This decrease in net sales was partially offset by a $23.3 million increase in sales generated by the 25 stores opened in fiscal 2007 and the effect of a full year's worth of sales for the 14 stores opened in fiscal 2006, net of the sales loss from the 11 stores which were closed during the same periods. Additional sales of approximately $11.5 million were recorded in the 53rd week of fiscal 2006.

We believe the constriction of the general economy during fiscal 2007 directly affected our target customer through higher gasoline prices, escalating food costs, housing and mortgage issues and increased consumer debt loads. These conditions had a direct negative impact on traffic in our stores, and consequently, resulted in lower sales for fiscal 2007. The 5.2% decline in comparable store sales was broad-based, with all product categories experiencing a decline.

Gross Profit

Gross profit decreased $13.0 million to $185.8 million in fiscal 2007, a 6.5% decrease from gross profit of $198.8 million in fiscal 2006. The gross profit margin for fiscal 2007 decreased to 28.2% from 29.2% in fiscal 2006. As a percentage of sales, the merchandise margin remained unchanged compared to the prior year, while buying, distribution and occupancy costs increased 1.0%. An increase in occupancy costs related primarily to the operation of 28 net new stores coupled with declining sales accounted for 0.6% of the 1.0% increase. The remaining 0.4% was primarily related to increases in fixed distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.6 million to $166.7 million in fiscal 2007 from $161.1 million in fiscal 2006. As a percentage of sales, selling, general and administrative expenses increased to 25.3% during fiscal 2007 from 23.7% in fiscal 2006.

Pre-opening costs were $1.0 million, or 0.2% of sales, in fiscal 2007 as compared to $494,000, or 0.1% of sales in fiscal 2006. We opened 25 stores in fiscal 2007 as compared to 14 stores in fiscal 2006. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Our average pre-opening costs per store were $40,000 in fiscal 2007 as compared to $35,000 in fiscal 2006. This increase was primarily due to an increase in advertising expenditures.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2007 was $1.9 million, or 0.3% as a percentage of sales. These costs related to five fiscal 2007 store closings and the impairment and acceleration of expenses associated with management's determination to close 10 stores in fiscal 2008, four in fiscal 2009 and one each in fiscal 2010 and 2011. In fiscal 2006, we incurred $621,000, or 0.1% as a percentage of sales, in store closing costs related to six fiscal 2006 store closings and an impairment charge for one store. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets at the store and any amounts required to be paid as part of the lease termination.

Additional significant items associated with this net increase in selling, general and administrative expenses included $7.2 million of additional expense to operate and support the 28 net new stores (stores opened since the beginning of fiscal 2006, net of store closings), which was partially offset by $3.6 million in comparable store expense savings primarily attributable to variable expense controls along with a $2.0 million decrease in performance based incentive compensation expense. The increase in costs associated with providing general and administrative services to the corporation account for the balance of the increase in selling, general and administrative expenses and are not materially significant as individual items.

Interest Income and Expense

Interest income decreased to $690,000 in fiscal 2007 from $1.2 million in fiscal 2006. The decrease was primarily attributable to lower average cash and cash equivalents balances available for investment purposes throughout fiscal 2007. Interest expense increased to $264,000 in fiscal 2007 from $152,000 in fiscal 2006.

Income Taxes

The effective income tax rate was 34.5% for fiscal 2007 and 38.6% in fiscal 2006. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit and tax credits. In the first quarter of fiscal 2007, we recorded $980,000 of state tax credits related to the investment in our new distribution center, which was the primary factor in reducing the company's effective tax rate in fiscal 2007 as compared to fiscal 2006.

2006 Compared to 2005

Net Sales

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

Comparable store sales for the 52-week period ended January 27, 2007 increased 4.9% for non-athletic merchandise and decreased 1.1% for athletic product. We attribute the sales decline in athletic product to the current fashion trends favoring dress and casual styles over that of traditional athletic. We made significant progress in fiscal 2006 towards our goal of increasing women’s casual and dress product as a percent of total sales. Historically, women’s non-athletic product has achieved the highest gross profit margin of any of our footwear categories. For fiscal 2006, our women's non-athletic product rose to 27% of total sales compared to 25% in fiscal 2005.

Gross Profit

Gross profit increased $9.1 million to $198.8 million in fiscal 2006, a 4.8% increase from gross profit of $189.7 million in fiscal 2005. The gross profit margin for fiscal 2006 increased to 29.2% from 28.9% in fiscal 2005. As a percentage of sales, the merchandise margin increased 0.5% while buying, distribution and occupancy costs increased 0.2%. The increase in merchandise margin, as a percentage of sales, was primarily driven by our continued improvements in inventory management and product assortment, which resulted in an increase in average selling price. The increase in buying, distribution and occupancy costs, as a percentage of sales, was due primarily to incremental expenses of approximately $900,000 associated with the opening of a new distribution center during the fourth quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $161.1 million in fiscal 2006 from $158.9 million in fiscal 2005. Selling, general and administrative expenses during fiscal 2006, as a percentage of sales, decreased to 23.7% from 24.2% in fiscal 2005. Significant changes in expenses included a $964,000 increase in stock-based compensation and a $826,000 decrease in health care costs. Disclosure regarding our stock-based compensation plans and the effect of the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), is contained in the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report. Health care costs incurred during fiscal 2005 were unusually high and we believe we experienced a return to a more normal usage of benefits in fiscal 2006. Additionally, at the beginning of our third quarter of fiscal 2006, we entered into an agreement with a new provider to manage our self-insured health benefits plan. This resulted in year-over-year savings on claim management fees and preferred provider discounts.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2006 was $621,000, or 0.1% as a percentage of sales. These costs related to six fiscal 2006 store closings and an impairment charge for one store. In fiscal 2005, we incurred $1.5 million, or 0.2% as a percentage of sales, in store closing costs related to seven fiscal 2005 store closings and impairment charges for three of the stores that closed in fiscal 2006. The year-over-year decrease was primarily attributable to the impairment charges we recorded in fiscal 2005 for the three stores we closed in fiscal 2006. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets at the store and any amounts required to be paid as part of the lease termination.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(000’s)
Fiscal years	2007	2006	2005
Net income plus depreciation and amortization	$28,613	$38,232	$33,556
Deferred income taxes	(387)	(2,383)	(3,824)
Lease incentives	663	953	874
Changes in operating assets and liabilities	(11,378)	(8,676)	827
Other operating activities	2,368	1,141	2,252
Net cash provided by operating activities	19,879	29,267	33,685
Net cash used in investing activities	(18,041)	(17,748)	(14,524)
Net cash (used in) provided by financing activities	(27,500)	3,016	(3,746)
Net (decrease) increase in cash and cash equivalents	$(25,662)	$14,535	$15,415

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For fiscal 2007, net cash provided by operating activities was $19.9 million compared to net cash provided by operating activities of $29.3 million for fiscal 2006. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. The $9.4 million decrease in cash provided by operating activities between the two respective periods related primarily to the decrease in net income.

Working capital decreased to $141.5 million at February 2, 2008 from $152.2 million at February 3, 2007, primarily from lower cash and cash equivalents as a result of purchases of common stock under our stock repurchase program. This decrease in cash and cash equivalents was offset by an increase in merchandise inventories and other current assets and decreases in accounts payable and accrued and other liabilities between years. The current ratio at February 2, 2008 and February 3, 2007 was 2.8. We had no outstanding long-term debt at February 2, 2008 or February 3, 2007.

Capital expenditures were $18.4 million in fiscal 2007, $25.0 million in fiscal 2006 and $14.7 million in fiscal 2005. No capital lease obligations were incurred during this three-year period. Of the fiscal 2007 capital expenditures, approximately $7.6 million was used for new stores, $4.4 million was used to equip the new distribution center, $2.1 million was used for the purchase of furniture, accessories and computer equipment for our new corporate headquarters and $1.0 million was used for store remodeling and relocations. The remaining capital expenditures for fiscal 2007 were used for software and information technology, in-store graphics and normal asset replacement activities. Lease incentives received from landlords were $663,000, $953,000 and $874,000 for fiscal years 2007, 2006 and 2005, respectively.

Capital expenditures are expected to be $12 million to $14 million in fiscal 2008. We intend to open 20 to 25 stores at an expected aggregate cost of between $5.5 million and $6.9 million in fiscal 2008. The remaining capital expenditures are expected to be incurred for store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2008 are expected to average approximately $275,000. The average inventory investment in a new store is expected to range from $350,000 to $600,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $48,000 per store in fiscal 2008. On a per-store basis, for the 25 stores opened during fiscal 2007, the initial inventory investment averaged $491,000, capital expenditures averaged $290,000 and lease incentives received from landlords averaged $221,000 on the three stores for which incentives were received.

Significant contractual obligations as of February 2, 2008 and the fiscal years in which payments are due include:

(000's)	Payments Due By Fiscal Year
			2009 &	2011 &	2013 and
Contractual Obligations	Total	2008	2010	2012	after
Letters of credit	$7,513	$7,513	$0	$0	$0
Operating leases	259,582	44,101	76,916	57,334	81,231
Purchase commitments	169,385	169,385	0	0	0
Deferred compensation	3,559	0	161	92	3,306
FIN 48 liabilities	1,365	115	0	0	1,250
Total contractual obligations	$441,404	$221,114	$77,077	$57,426	$85,787

Our unsecured credit facility provides for up to $70 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of February 2, 2008. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this annual report on Form 10-K. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $7.5 million at February 2, 2008. Estimated interest payments on our line of credit are not included in the above table as our line of credit is subject to frequent borrowing and/or repayment activities which does not lend itself to reliable forecasting for disclosure purposes. As of February 2, 2008, $62.5 million was available to us for additional borrowings under the credit facility.

On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to repurchase shares of our outstanding common stock in an amount not to exceed $50 million. In December 2006, the Board of Directors authorized a $50 million share repurchase program, which will terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. As of February 2, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at February 2, 2008 was $21.9 million.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion, any future repurchase of our common stock under our current repurchase plan and other operating cash requirements for at least the next 12 months.

See Note 5 – "Long-Term Debt", Note 6 – "Leases", Note 7 – "Income Taxes" and Note 8 – "Employee Benefit Plans" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2007. We remain liable on three assignments of operating leases covering former store locations. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of February 2, 2008. See Note 6 – "Leases" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for the assignment of certain store operating leases and operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2007 or fiscal 2006, nor did we have any off-balance sheet arrangements outstanding at February 2, 2008 or February 3, 2007.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 2 – "Summary of Significant Accounting Policies," contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $20,000 in fiscal 2007. There were no borrowings on our credit facility in fiscal 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 29.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes in 2007 and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment on January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Indianapolis, Indiana
April 14, 2008

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 2,	February 3,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$9,177	$34,839
Accounts receivable	411	948
Merchandise inventories	200,781	196,662
Deferred income tax benefit	2,340	2,088
Other	7,221	2,605
Total Current Assets	219,930	237,142
Property and equipment – net	71,686	74,020
Total Assets	$291,616	$311,162

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$67,786	$70,352
Accrued and other liabilities	10,689	14,576
Total Current Liabilities	78,475	84,928
Deferred lease incentives	5,396	6,095
Accrued rent	5,925	6,260
Deferred income taxes	399	781
Deferred compensation	3,559	3,149
Other	1,250	0
Total Liabilities	95,004	101,213

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,670 and 13,561 shares issued at February 2, 2008 and February 3, 2007	137	136
Additional paid-in capital	75,523	73,959
Retained earnings	148,547	135,854
Treasury stock, at cost, 1,205 and 0 shares at February 2, 2008 and February 3, 2007	(27,595)	0
Total Shareholders’ Equity	196,612	209,949
Total Liabilities and Shareholders’ Equity	$291,616	$311,162

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	February 2,	February 3,	January 28,
Fiscal years ended	2008	2007	2006
Net sales	$658,680	$681,662	$655,638
Cost of sales (including buying, distribution and occupancy costs)	472,831	482,888	465,942

Gross profit	185,849	198,774	189,696
Selling, general and administrative expenses	166,717	161,144	158,860

Operating income	19,132	37,630	30,836
Interest income	(690)	(1,235)	(170)
Interest expense	264	152	524

Income before income taxes	19,558	38,713	30,482
Income tax expense	6,751	14,949	11,692

Net income	$12,807	$23,764	$18,790

Net income per share:
Basic	$0.99	$1.78	$1.43
Diluted	$0.97	$1.73	$1.40

Average shares outstanding:
Basic	12,922	13,373	13,128
Diluted	13,158	13,744	13,457

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional			Deferred
	Common Stock			Paid-In	Retained	Treasury	Equity
	Issued	Treasury	Amount	Capital	Earnings	Stock	Compensation	Total
Balance at January 29, 2005	13,363	(509)	$134	$67,009	$93,300	$(3,524)	$0	$156,919
Stock option exercises		331		1,176		2,287		3,463
Stock-based compensation income tax benefit				1,222				1,222
Employee stock purchase plan purchases		9		83		64		147
Restricted stock awards		74		1,182		515	(1,083)	614
Net income					18,790			18,790

Balance at January 28, 2006	13,363	(95)	134	70,672	112,090	(658)	(1,083)	181,155
Stock option exercises	175	65	2	2,154		453		2,609
Stock-based compensation income tax benefit				916				916
Employee stock purchase plan purchases	8			168				168
Restricted stock awards	15	39		(446)		446		0
Accounting change for stock-based compensation				(1,083)			1,083	0
Common stock repurchased		(9)				(241)		(241)
Stock-based compensation expense				1,578				1,578
Net income					23,764			23,764

Balance at February 3, 2007	13,561	0	136	73,959	135,854	0	0	209,949
Stock option exercises	24	15		116		413		529
Stock-based compensation income tax benefit				404				404
Employee stock purchase plan purchases	2	7		(11)		182		171
Restricted stock awards	83	11	1	(310)		309		0
Common stock repurchased		(1,238)				(28,499)		(28,499)
Stock-based compensation expense				1,365				1,365
Cumulative effect of adoption of FIN 48					(114)			(114)
Net income					12,807			12,807
Balance at February 2, 2008	13,670	(1,205)	$137	$75,523	$148,547	$(27,595)	$0	$196,612

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	February 2,	February 3,	January 28,
Fiscal years ended	2008	2007	2006
Cash Flows From Operating Activities
Net income	$12,807	$23,764	$18,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,806	14,468	14,766
Stock option income tax benefit	0	0	1,222
Stock-based compensation	1,365	1,578	614
Loss on retirement and impairment of assets	1,814	332	1,210
Deferred income taxes	(387)	(2,383)	(3,824)
Lease incentives	663	953	874
Other	(811)	(769)	(794)
Changes in operating assets and liabilities:
Accounts receivable	537	(662)	553
Merchandise inventories	(4,119)	(12,669)	(3,403)
Accounts payable and accrued liabilities	(2,541)	3,653	5,714
Other	(5,255)	1,002	(2,037)
Net cash provided by operating activities	19,879	29,267	33,685

Cash Flows From Investing Activities
Purchases of property and equipment	(18,434)	(24,952)	(14,747)
Proceeds from sale of property and equipment	387	7,202	70
Other	6	2	153
Net cash used in investing activities	(18,041)	(17,748)	(14,524)

Cash Flow From Financing Activities
Borrowings under line of credit	72,220	0	234,825
Payments on line of credit	(72,220)	0	(242,125)
Payments on long-term debt	0	0	(56)
Proceeds from issuance of stock	700	2,777	3,610
Excess tax benefits from stock-based compensation	299	480	0
Common stock repurchased	(28,499)	(241)	0
Net cash (used in) provided by financing activities	(27,500)	3,016	(3,746)
Net (decrease) increase in cash and cash equivalents	(25,662)	14,535	15,415
Cash and cash equivalents at beginning of year	34,839	20,304	4,889

Cash and Cash Equivalents at End of Year	$9,177	$34,839	$20,304

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$264	$150	$550
Cash paid during year for income taxes	$7,662	$15,402	$16,153
Capital expenditures incurred but not yet paid	$2,066	$4,822	$913

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as "we", "our" or "us"). All significant intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through retail stores operated by us primarily in the Midwest, South and Southeast regions of the United States.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2007, 2006 and 2005 relate respectively to the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Cash and Cash Equivalents

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents. Additionally, credit and debit card receivables totaling $4.1 million and $3.8 million were included in cash equivalents at February 2, 2008 and February 3, 2007, respectively.

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

Property and Equipment-Net

Property and equipment is stated at cost. Depreciation and amortization of property, equipment and leasehold improvements are taken on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms. Lives used in computing depreciation and amortization range from two to 20 years. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures, which materially increase values, improve capacities or extend useful lives are capitalized. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, our plans for future operations, recent operating results and projected cash flows. Based upon this review, we recorded non-cash impairment charges of $1.5 million, $100,000 and $721,000 in fiscal years 2007, 2006 and 2005, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Insurance Reserves

We use a combination of self-insurance and third-party insurance for workers' compensation, employee medical and general liability insurance. These plans have stop-loss provisions that protect us from individual and aggregate losses over specified dollar values. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, severity factors, statistical trends and in certain instances valuation assistance provided by independent third-parties. We evaluate our self-insured liabilities and the underlying assumptions on a quarterly basis and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event we determine an accrual should be increased or reduced, we will record such adjustments in the period in which such determination is made.

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

Cash consideration received from our vendors includes co-operative advertising/promotion, margin assistance, damage allowances and rebates earned for a specific level of purchases over a defined time period. Cash consideration principally takes the form of credits that we can apply against trade amounts owed.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Start-up costs associated with the new distribution center were incurred in the first quarter and charged to expense.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $34.9 million, $32.8 million and $32.0 million in fiscal years 2007, 2006 and 2005, respectively.

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

We account for uncertain tax positions in accordance with Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48") and report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest expense and penalties, if any, related to uncertain tax positions in income tax expense.

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

(000’s)
Fiscal years	2007	2006	2005
Basic shares	12,922	13,373	13,128
Dilutive effect of stock-based awards	236	371	329
Diluted shares	13,158	13,744	13,457

For fiscal 2007 and 2006, there were no anti-dilutive shares. Options to purchase 3,100 shares of common stock in fiscal 2005 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period.

Stock-Based Compensation

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified prospective transition method and began recognizing compensation expense for stock-based awards based on the fair value of the awards. Stock-based awards include stock option grants, restricted stock grants and certain transactions under our other stock-based compensation plans.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

SFAS No. 123R requires share-based compensation expense recognized beginning in the first quarter of fiscal 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123 for unvested stock-based awards granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all stock-based awards granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

SFAS No. 123R requires us to apply an estimated forfeiture rate in calculating the period expense as opposed to recognizing forfeitures as an expense reduction as they occur, which was the method used prior to adoption. Forfeiture estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates. SFAS No. 123R also requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as "Excess tax benefits from stock-based compensation" on the consolidated statement of cash flows in accordance with SFAS No. 123R.

Prior to the adoption of SFAS No. 123R and in accordance with the provisions of SFAS No. 123, we had followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost was recognized for our stock option and incentive plans other than for awards of restricted shares during fiscal 2005. Pro forma information regarding net income and earnings per share was required by SFAS No. 123, and was determined as if we had accounted for our stock options under the Black-Scholes fair value method described in that statement. The following table presents our net income and net income per share had we applied the fair value method of SFAS No. 123 for fiscal year 2005 (in thousands, except per share data):

2005
Net income as reported	$18,790
Add: Stock-based compensation expense included in reported net income, net of related tax effects	379

Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,059)
Pro forma net income	$18,110

Basic net income per share
As reported	$1.43
Pro forma	$1.38

Diluted net income per share
As reported	$1.40
Pro forma	$1.35

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The weighted-average fair value of options granted was $8.56 during fiscal 2005. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal year 2005:

2005
Risk free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	53.17%
Expected term	5 Years

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the "FASB") issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on February 4, 2007. See Note 7 – "Income Taxes", in this annual report on Form 10-K for additional information, including the effects of adoption of this interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements" ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 as of the beginning of fiscal 2007. SAB 108 has not had a material impact on our consolidated financial statements.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008. We do not believe the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

Note 3 – Property and Equipment-Net

The following is a summary of property and equipment:

	February 2,	February 3,
(000’s)	2008	2007
Furniture, fixtures and equipment	$103,107	$100,148
Leasehold improvements	57,976	55,743
Total	161,083	155,891
Less accumulated depreciation and amortization	(89,397)	(81,871)

Property and equipment – net	$71,686	$74,020

Note 4 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

	February 2,	February 3,
(000’s)	2008	2007
Employee compensation and benefits	$3,239	$4,147
Property and equipment	1,040	4,582
Sales and use tax	1,909	2,143
Other	4,501	3,704
Total accrued and other liabilities	$10,689	$14,576

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 5 – Long-Term Debt

We have an unsecured credit agreement (the "Credit Agreement") with a bank group, which allows for both cash advances and the issuance of letters of credit. The maximum amount available under the credit facility is $70 million. On December 15, 2006, the Credit Agreement was amended to extend the maturity date to April 30, 2010.

Borrowings under the revolving credit line are based on eligible inventory. The Credit Agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of February 2, 2008. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.

The credit facility bears interest, at our option, at the agent bank’s prime rate (6.00% at February 2, 2008) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria. A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group’s commitment or 0.15% per annum of the total commitment. We had no outstanding long-term debt at February 2, 2008 or February 3, 2007. At February 2, 2008, we had $7.5 million of outstanding letters of credit and $62.5 million was available to us for additional borrowings under the credit facility.

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

We did not assign any store operating leases to separate third parties during fiscal 2007. We remain liable on three assignments of operating leases covering former store locations. These operating leases were assigned to third parties in prior years. The assignments require us to make payments under the lease agreements in certain events of default. The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments is approximately $2.9 million at February 2, 2008. One assignment remains in effect until the lease expires in fiscal 2011. Two of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of February 2, 2008.

In February 2006, we sold our combined distribution center and corporate headquarters for $7.2 million and recorded a loss of approximately $55,000 including legal fees and associated selling costs. We entered into a lease to continue operations in this combined facility, the initial term of which expired on January 31, 2007. The lease provided an option that allowed us to continue our occupancy until January 31, 2008. We exercised this option during fiscal 2006 and leased the combined facility on a month-to-month basis. In March and June 2007, we relinquished our rights to the distribution center and corporate headquarters, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

In February 2006, we entered into an operating lease with an independent third-party to lease our new distribution center. The lease has an initial term of 15 years, commencing on December 1, 2006. We have the right to extend the initial lease term for up to three additional, successive periods of five years each.

In June 2006, we entered into an operating lease with an independent third-party to lease our new corporate headquarters for an initial term of 15 years, commencing on June 1, 2007. We have the right to extend the initial lease term for up to three additional, successive periods of five years each.

Rental expense for our operating leases consisted of:

(000’s)
Fiscal years	2007	2006	2005
Rentals for real property	$43,800	$40,643	$38,290
Contingent rent	22	74	44
Equipment rentals	452	502	584
Total	$44,274	$41,219	$38,918

Future minimum lease payments at February 2, 2008 are as follows:

(000’s)	Operating
Fiscal years	Leases
2008	$44,101
2009	41,085
2010	35,831
2011	30,692
2012	26,642
Thereafter to 2022	81,231
Total	$259,582

Note 7 – Income Taxes

The provision for income taxes consisted of:

(000’s)
Fiscal years	2007	2006	2005
Current:
Federal	$6,992	$15,801	$14,228
State	146	1,531	1,288
Total current	7,138	17,332	15,516

Deferred:
Federal	(147)	(2,188)	(3,559)
State	(240)	(195)	(265)
Total deferred	(387)	(2,383)	(3,824)

Total provision	$6,751	$14,949	$11,692

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

We realized a tax benefit of $404,000, $916,000 and $1,222,000 in fiscal years 2007, 2006 and 2005, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2007	2006	2005
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, Net of federal tax benefit	(0.5)	3.4	2.9
Other	0.0	0.2	0.5
Effective income tax rate	34.5%	38.6%	38.4%

In the first quarter of fiscal 2007 we recorded $980,000 of state tax credits related to the investment in our new distribution center which had the effect of reducing the company's effective tax rate in fiscal 2007 as compared to fiscal 2006 and 2005.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	February 2,	February 3,
(000’s)	2008	2007
Deferred tax assets:
Accrued rent	$2,281	$2,410
Accrued compensation	1,768	1,453
Accrued employee benefits	925	816
Inventory	860	725
Unrecognized tax benefits	357	0
State bonus depreciation addback	121	159
Other	360	77
Total deferred tax assets	6,672	5,640

Deferred tax liabilities:
Depreciation	3,511	3,493
Lease incentives	321	241
Capitalized costs	899	599
Total deferred tax liabilities	4,731	4,333
Net deferred tax liability	1,941	1,307
Less current deferred income tax benefit	(2,340)	(2,088)
Long-term deferred income taxes	$(399)	$(781)

As of February 2, 2008, we had available state tax credits of $200,000 that can be carried forward for nine years.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Our liability for unrecognized tax benefits is related to tax years encompassing our fiscal years 1999 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of February 2, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for the fiscal year ended February 2, 2008 is as follows.

(000's)	2007
Balance at February 4, 2007	$775
Additions based on tax positions related to the current fiscal year	161
Additions for tax positions of prior years	429
Reductions for tax positions of prior years	0
Settlements	0
Balance at February 2, 2008	$1,365

The liability for unrecognized tax benefits as of February 2, 2008 includes $1,029,000 related to unrecognized tax positions and $336,000 in accrued interest and penalties. Of this amount, $1,250,000 was classified as an Other liability on our consolidated balance sheet as of February 2, 2008. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate.

We file state and local income tax returns with multiple states and localities. Within the next twelve months we may settle an uncertain tax position with a certain locality for $65,000, excluding penalties and interest. The anticipated settlement relates to deductions taken on local income tax returns that could be disallowed due to tax nexus that we may have with the locality. Other than this anticipated settlement, we do not expect the amount of the liability for unrecognized tax benefits, excluding interest and penalties, will change significantly within the next 12 months.

Prior to the adoption of FIN 48, we recorded interest expense related to uncertain tax positions as a component of interest expense. Upon adoption of FIN 48, we changed this policy to record such interest expense as a component of income tax expense in the consolidated statement of income. Penalties have historically been included as a component of income tax expense and will continue to be recorded in this manner with the adoption of FIN 48. During fiscal 2007, we recorded $127,000 of interest expense related to uncertain tax positions.

Note 8 – Employee Benefit Plans

Retirement Savings Plan

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan is open to all employees who have been employed for one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. The primary savings mechanism under the Retirement Plan is a 401(k) plan under which an employee may contribute up to 20% of earnings with us matching the first 4% at a rate of 50%.

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $447,000, $482,000 and $427,000 in fiscal years 2007, 2006 and 2005, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 9,200, 7,700 and 9,200 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $171,000, $168,000 and $147,000 for fiscal years 2007, 2006 and 2005, respectively. At February 2, 2008, 143,730 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the fiscal years ended February 2, 2008 and February 3, 2007:

(000's)	2007 (1)	2006
Stock-based compensation expense before
the recognized income tax benefit (2)	$30	$30
Income tax benefit	$12	$11

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts were $269,000, $409,000 and $433,000 for fiscal years 2007, 2006 and 2005, respectively. Total deferred compensation liability at February 2, 2008 and February 3, 2007 was $3,559,000 and $3,149,000, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans: the 1993 Stock Option and Incentive Plan (the "1993 Plan"), the Outside Directors Stock Option Plan (the "Directors Plan") and the 2000 Stock Option and Incentive Plan (the "2000 Plan").

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options can be exercised for up to 10 years from their date of grant. At February 2, 2008, all outstanding stock options granted under the 1993 Plan were fully vested.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants were made under this plan in fiscal years 2005, 2006 or 2007, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At February 2, 2008, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At February 2, 2008, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants. At February 2, 2008, 367,947 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant. Restricted stock awards issued to employees under the 2000 Plan typically vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date. Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vested one year from the date of the grant.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the year ended February 2, 2008:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (Years)	thousands)
Outstanding at February 3, 2007	652,946	$12.51
Granted	30,000	11.49
Forfeited or expired	(6,301)	11.99
Exercised	(38,936)	13.59
Outstanding at February 2, 2008	637,709	$12.40	3.91	$1,982
Options outstanding at February 2, 2008,
net of estimated forfeitures	633,529	$12.41	3.87	$1,968
Exercisable at February 2, 2008	606,041	$12.45	3.61	$1,875

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The weighted-average fair value of options granted was $4.90 during fiscal 2007. No stock options were granted during fiscal 2006. The fair value of options granted during fiscal 2007 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal year 2007:

Risk free interest rate	2.8%
Expected dividend yield	0.0%
Expected volatility	43.91%
Expected term	5 Years

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The expected term of the options was based on our historical option exercise data taking into consideration the exercise and forfeiture patterns of the class of option holders during the option’s life.

The following table summarizes information regarding options exercised during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006:

(000's)	2007	2006	2005
Total intrinsic value (1)	$578	$3,169	$3,382
Total cash received	$529	$2,609	$3,463
Associated excess income tax benefits recorded	$203	$839	$1,222

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at February 2, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 - 5.75	61,162	2.83	$4.46	61,162	$4.46
$8.56 - 11.88	207,125	2.57	$10.61	176,291	$10.46
$12.14 - 15.54	205,302	5.37	$12.84	204,468	$12.83
$16.10 - 17.12	164,120	4.19	$17.09	164,120	$17.09

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the fiscal years ended February 2, 2008 and February 3, 2007:

(000's)	2007 (1)	2006
Stock-based compensation expense before the recognized income tax benefit	$67	$222
Income tax benefit	$26	$86

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of February 2, 2008, there was approximately $156,000 of unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock Awards

Restricted stock awards issued to employees under the 2000 Plan typically vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period subsequent to the grant date. Should these criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vested 12 months from the date of the grant. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for fiscal 2007:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 3, 2007	79,517	$21.58
Granted	99,000	29.24
Vested	(42,928)	20.30
Forfeited	(5,435)	26.66
Non-vested at February 2, 2008	130,154	$27.61

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2007 and fiscal 2006 was $871,000 and $859,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2006 and fiscal 2005 was $23.30 and $17.50, respectively.

The following table summarizes information regarding stock-based compensation for restricted stock awards recognized during the fiscal years ended February 2, 2008 and February 3, 2007:

(000's)	2007 (1)	2006
Stock-based compensation expense before the recognized income tax benefit	$1,268	$1,327
Income tax benefit	$492	$502

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

As of February 2, 2008, there was approximately $2.3 million of unrecognized compensation remaining related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.5 years incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Note 10 – Business Risk

We purchase merchandise from over 170 footwear vendors. In fiscal 2007, two suppliers each accounted for approximately 10%, or more, of our purchases and together accounted for over 31% of our purchases. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 11 – Contingencies

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 12 – Other Related Party Transactions

Our Chairman and principal shareholder and his son are members of LC Footwear, LLC. They also were shareholders of PL Footwear, Inc., which during December 2007 became a wholly owned subsidiary of LC Footwear, LLC. We purchase name brand merchandise from LC Footwear, LLC, and PL Footwear, Inc. serves as an import agent for us. PL Footwear, Inc. represents us on a commission basis in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured.

Purchases made from LC Footwear, LLC in fiscal 2007 were $56,000. There were no purchases made from LC Footwear, LLC in fiscal 2006 or fiscal 2005. Commissions paid to PL Footwear, Inc. were $892,000, $1.2 million and $951,000 in fiscal years 2007, 2006 and 2005, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2007 and 2006 include results for 13 weeks except for the fourth quarter of 2006 which includes results for 14 weeks. The following table summarizes results for fiscal 2007 and fiscal 2006:

(In thousands, except per share data)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Net sales	$165,653	$154,805	$173,881	$164,341
Gross profit	49,791	40,247	50,561	45,250
Operating income	10,466	129	6,934	1,603
Net income	7,327	167	4,186	1,127
Net income per share – Basic	$0.54	$0.01	$0.33	$0.09
Net income per share - Diluted	$0.53	$0.01	$0.33	$0.09

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$168,469	$146,886	$189,086	$177,221
Gross profit	51,450	40,841	56,737	49,746
Operating income	11,816	4,420	13,462	7,932
Net income	7,400	2,862	8,376	5,126
Net income per share – Basic	$.56	$.21	$.62	$.38
Net income per share - Diluted	$.54	$.21	$.61	$.37

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Credited to	Balance at
Descriptions	Beginning	Cost and	Costs and	End of
(In thousands)	of Period	Expenses	Expenses	Period
Year ended January 28, 2006
Reserve for sales returns and allowances	$88	$54,663	$54,607	$144
Inventory reserve	$3,150	$600	$450	$3,300

Year ended February 3, 2007
Reserve for sales returns and allowances	$144	$59,461	$59,515	$90
Inventory reserve	$3,300	$700	$550	$3,450

Year ended February 2, 2008
Reserve for sales returns and allowances	$90	$60,940	$60,933	$97
Inventory reserve	$3,450	$950	$300	$4,100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the company's internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that the company's internal control over financial reporting was effective as of February 2, 2008.

The company's internal control over financial reporting as of February 2, 2008 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 2, 2008, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended February 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008 of the Company and our report dated April 14, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 14, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption "Executive Officers of the Company" at the end of PART I of this annual report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 2, 2008 and February 3, 2007

Consolidated Statements of Income for the years ended February 2, 2008, February 3, 2007 and January 28, 2006

Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2008, February 3, 2007 and January 28, 2006

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this report.

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

Shoe Carnival, Inc.

Date: April 17, 2008	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Wayne Weaver	Chairman of the Board and Director	April 17, 2008
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 17, 2008
Mark L. Lemond	(Principal Executive Officer)

/s/ William E. Bindley	Director	April 17, 2008
William E. Bindley

/s/ Gerald W. Schoor	Director	April 17, 2008
Gerald W. Schoor

/s/ Kent A. Kleeberger	Director	April 17, 2008
Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer and Treasurer	April 17, 2008
W. Kerry Jackson	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description
3-A	(1)	Restated Articles of Incorporation of Registrant

3-B	(2)	By-laws of Registrant, as amended to date

4	(3)	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

	(4)	(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

	(5)	(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

	(1)	(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

	(6)	(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

	(7)	(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

	(8)	(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended

	(9)	(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank

	(10)	(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

	(11)	(x) Eighth Amendment to Amended and Restated Credit Agreement and Notes dated December 15, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

10-A	(12)	Lease, dated as of February 8, 2006, by and between the Registrant and Big-Shoe Properties, LLC

10-B*	(13)	2006 Executive Incentive Compensation Plan

10-C*	(14)	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan

INDEX TO EXHIBITS - Continued

Exhibit
No.		Description
10-D	(15)	Lease, dated as of June 22, 2006, by and between Shoe Carnival, Inc. and Outback Holdings, LLC

10-E*	(17)	1993 Stock Option and Incentive Plan of Registrant, as amended

10-G*	(18)	Outside Directors Stock Option Plan

10-H*		Summary Compensation Sheet

10-I	(16)	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver

10-L*	(17)	Employee Stock Purchase Plan of Registrant, as amended

10-M*	(21)	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-N*	(22)	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Company’s 2000 Stock Option and Incentive Plan

10-O*	(19)	2000 Stock Option and Incentive Plan of Registrant, as amended

10-S*	(20)	Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Mark L. Lemond

10-T*	(20)	Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Timothy Baker

10-U*	(20)	Employment and Noncompetition agreement dated December 31, 2006, between Registrant and Clifton E. Sifford

10-V*	(20)	Employment and Noncompetition agreement dated December 31, 2006, between Registrant and W. Kerry Jackson

21		A list of subsidiaries of Shoe Carnival, Inc.

23		Written consent of Deloitte & Touche LLP

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		The indicated exhibit is a management contract, compensatory plan or arrangement required to filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS - Continued

(1)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 2, 2002 is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 19, 2007 is incorporated herein by reference.

(3)	The copy of this exhibit filed as exhibit 4(I) to our Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 29, 2000 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended February 1, 2003 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 11, 2005 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on April 4, 2006 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on December 15, 2006 is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to our Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference.

(13)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 15, 2006 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on March 24, 2005 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 28, 2006 is incorporated herein by reference.

(16)	The copy of this exhibit filed as the same exhibit number to our Registration Statement on Form S-1 (Registration No. 33-57902) is incorporated herein by reference.

(17)	The copy of this exhibit filed as the same exhibit number to our Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 is incorporated herein by reference.

(18)	The copy of this exhibit filed as exhibit number 4.4 to our Registration Statement on Form S-8 (Registration No. 333-82819) is incorporated herein by reference.

INDEX TO EXHIBITS - Continued

(19)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on June 17, 2005 is incorporated herein by reference.

(20)	The copy of this exhibit filed as the same exhibit number to our Current Report on Form 8-K filed on January 5, 2007 is incorporated herein by reference.

(21)	The copy of this exhibit filed as exhibit number 10-A to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.

(22)	The copy of this exhibit filed as exhibit number 10-B to our Current Report on Form 8-K filed on September 2, 2004 is incorporated herein by reference.