Form 10-Q
period 2008-05-03
SHOE CARNIVAL INC
filed 2008-06-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ]Large accelerated filer	[X]Accelerated filer	[ ]Non-accelerated filer	[ ]Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes	[X]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, $.01 par value, outstanding at June 6, 2008 were 12,614,495.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II	Other Information
	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	20 - 21

	Signature		22

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	May 3,	February 2,	May 5,
(In thousands, except per share data)	2008	2008	2007
Assets
Current Assets
Cash and cash equivalents	$9,909	$9,177	$21,293
Accounts receivable	1,159	411	793
Merchandise inventories	192,318	200,781	182,646
Deferred income tax benefit	2,410	2,340	2,192
Other	7,124	7,221	7,307
Total Current Assets	212,920	219,930	214,231
Property and equipment-net	70,191	71,686	74,005
Total Assets	$283,111	$291,616	$288,236

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$49,735	$67,786	$38,304
Accrued and other liabilities	15,072	10,689	15,405
Total Current Liabilities	64,807	78,475	53,709
Deferred lease incentives	4,920	5,396	5,814
Accrued rent	5,751	5,925	6,195
Deferred income taxes	558	399	477
Deferred compensation	3,742	3,559	3,469
Other	1,370	1,250	784
Total Liabilities	81,148	95,004	70,448

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,670, 13,670 and 13,673 shares
issued at May 3, 2008, February 2, 2008
and May 5, 2007, respectively	137	137	137
Additional paid-in capital	72,630	75,523	74,858
Retained earnings	153,331	148,547	143,067
Treasury stock, at cost, 1,054, 1,205 and 8 shares at
May 3, 2008, February 2, 2008 and May 5, 2007, respectively	(24,135)	(27,595)	(274)
Total Shareholders' Equity	201,963	196,612	217,788
Total Liabilities and Shareholders' Equity	$283,111	$291,616	$288,236

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 3, 2008	May 5, 2007
Net sales	$162,119	$165,653
Cost of sales (including buying, distribution and occupancy costs)	115,039	115,862
Gross profit	47,080	49,791
Selling, general and administrative expenses	39,323	39,325
Operating income	7,757	10,466
Interest income	(37)	(334)
Interest expense	33	32
Income before income taxes	7,761	10,768
Income tax expense	2,977	3,441
Net income	$4,784	$7,327

Net income per share:
Basic	$.39	$.54
Diluted	$.38	$.53

Average shares outstanding:
Basic	12,352	13,499
Diluted	12,447	13,865

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2008	13,670	(1,205)	$137	$75,523	$148,547	$(27,595)	$196,612
Stock option exercises		26		(312)		604	292
Stock-based compensation income tax benefit				(11)			(11)
Employee stock purchase plan purchases		5		(53)		107	54
Restricted stock awards		120		(2,749)		2,749	0
Stock-based compensation expense				232			232
Net income					4,784		4,784
Balance at May 3, 2008	13,670	(1,054)	$137	$72,630	$153,331	$(24,135)	$201,963

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 3, 2008	May 5, 2007
Cash Flows From Operating Activities
Net income	$4,784	$7,327
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,138	3,876
Stock-based compensation	232	474
Loss on retirement of assets	63	25
Deferred income taxes	89	(161)
Lease incentives
Other	(347)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(748)	155
Merchandise inventories	8,463	14,016
Accounts payable and accrued liabilities	(15,872)	(31,283)
Other	2,161	(2,188)
Net cash provided by (used in) operating activities	2,963	(7,775)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,565)	(5,991)
Proceeds from sale of property and equipment	1	144
Net cash used in investing activities	(2,564)	(5,847)

Cash Flows From Financing Activities
Borrowings under line of credit	6,625	0
Payments on line of credit	(6,625)	0
Proceeds from issuance of stock	346	431
Excess tax benefits from stock-based compensation	(13)	291
Common stock repurchased	0	(646)
Net cash provided by financing activities	333	76
Net increase (decrease) in cash and cash equivalents	732	(13,546)
Cash and cash equivalents at beginning of period	9,177	34,839
Cash and Cash Equivalents at End of Period	$9,909	$21,293

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$33	$32
Cash (received) paid during period for income taxes	$(361)	$471
Capital expenditures incurred but not yet paid	$2,208	$2,861

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 3, 2008	May 5, 2007
Basic shares	12,352	13,499
Dilutive effect of stock-based awards	95	366
Diluted shares	12,447	13,865

Options to purchase 213,400 shares of common stock for the first quarter of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the quarter ended May 5, 2007, there were no anti-dilutive shares.

Note 3 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for financial assets and liabilities on February 3, 2008 and elected to defer adoption for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for certain non-financial assets and liabilities will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted the provisions of SFAS No. 159 on February 3, 2008. As we did not elect the fair value measurement option for any of our financial assets and liabilities, the adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008, with early application prohibited. We do not believe the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under FASB Statement No. 133 ("SFAS No. 133") and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We early adopted the disclosure requirements of SFAS No. 161 on February 3, 2008. The adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not believe the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on our consolidated financial statements.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the thirteen-week period ended May 3, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 2, 2008	637,709	$12.40
Grants	15,000	14.79
Forfeited or expired	(1,000)	17.12
Exercised	(26,374)	11.06
Outstanding May 3, 2008	625,335	$12.51	3.98	$1,763
Options outstanding at May 3, 2008, net of estimated forfeitures	619,439	$12.51	3.93	$1,750
Exercisable at May 3, 2008	579,501	$12.51	3.52	$1,665

The weighted-average fair value of options granted was $6.46 during the first quarter of fiscal 2008. No stock options were granted during the first quarter of fiscal 2007. The fair value of options granted during the first quarter of fiscal 2008 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Risk free interest rate	3.1%
Expected dividend yield	0.0%
Expected volatility	45.39%
Expected term	5 Years

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

The following table summarizes information regarding options exercised during the thirteen-week periods ended May 3, 2008 and May 5, 2007:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007
Total intrinsic value (1)	$26,600	$504,000
Total cash received	$292,000	$368,000
Associated excess income tax benefits recorded	$1,000	$180,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at May 3, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	61,162	2.59	$4.46	61,162	$4.46
$8.56 – 12.63	209,585	3.09	$10.77	178,751	$10.65
$12.67 – 16.30	196,968	5.41	$13.17	181,968	$13.04
$17.12	157,620	3.92	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the thirteen-week periods ended May 3, 2008 and May 5, 2007:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007 (1)
Stock-based compensation expense before the recognized income tax benefit	$16,000	$22,000
Income tax benefit	$6,100	$8,400

(1)

Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of May 3, 2008, there was approximately $206,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a period of 2.9 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the thirteen-week period ended May 3, 2008:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 2, 2008	130,154	$27.61
Granted	120,000	$12.50
Non-vested at May 3, 2008	250,154	$20.36

No previously non-vested stock awards vested during the thirteen-week period ended May 3, 2008. The total fair value at grant date of previously non-vested stock awards that vested during the thirteen-week period ended May 5, 2007 was $831,000. The weighted-average grant date fair values of stock awards granted during the thirteen-week periods ended May 3, 2008 and May 5, 2007 were $12.50 and $29.42, respectively.

The following table summarizes information regarding stock-based compensation expense for restricted stock awards recognized during the thirteen-week periods ended May 3, 2008 and May 5, 2007:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007 (1)
Stock-based compensation expense before the recognized income tax
benefit	$207,000	$441,000
Income tax benefit	$79,400	$168,600

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of May 3, 2008, there was approximately $3.4 million of unrecognized compensation expense remaining related to non-vested stock awards. The expense is expected to be recognized over a weighted average period of 3.0 years, incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the thirteen-week periods ended May 3, 2008 and May 5, 2007:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007 (1)
Stock-based compensation expense before the recognized income tax
benefit (2)	$9,000	$11,000
Income tax benefit	$3,500	$4,200

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 5 - Litigation Matters

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.04 million of unpaid Retainage, as defined in our contract with SDI ("Contract"), plus additional interest and fees. The Retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements.

On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached the Contract due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2008, we have not achieved the expected productivity that will be required in three to five years, based on our long-term store growth plan. We are currently seeking proposals from other vendors to complete the work that we believe SDI failed to deliver and tentatively expect to have those modifications complete within 12 months.

Note 6 - Subsequent Event

On June 10, 2008, we entered into an amendment (the "Amendment") to our Amended and Restated Credit Agreement (the "Credit Facility") with U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank. The Amendment increased our Credit Facility by $25.0 million to a total of $95.0 million available for both cash advances and the issuance of commercial letters of credit. No other changes to the existing terms of the Credit Facility were made in connection with the Amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, the primary manufacturers of footwear; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1 FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as filed with the SEC.

Overview

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of May 3, 2008, we operated 293 stores in 27 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of May 3, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at May 3, 2008 was $21.9 million. No shares were repurchased during the first quarter of fiscal 2008.

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

Income Taxes - We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and account for uncertain tax positions in accordance with Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. Under FIN 48, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Results of Operations Summary Information

		Number of Stores			Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%

May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	71.0	70.0
Gross profit	29.0	30.0
Selling, general and
administrative expenses	24.2	23.7
Operating income	4.8	6.3
Interest (income) expense, net	0.0	(0.2)
Income before income taxes	4.8	6.5
Income tax expense	1.8	2.1
Net income	3.0%	4.4%

Results of Operations for the First Quarter Ended May 3, 2008

Net Sales

Net sales decreased $3.6 million to $162.1 million during the first quarter ended May 3, 2008, a 2.1% decrease from net sales of $165.7 million in the first quarter ended May 5, 2007. The decrease in net sales was primarily due to a comparable store sales decline of 4.9%. The decrease was offset by a $4.4 million increase in sales generated by the 27 new stores opened since February 3, 2007, net of sales lost from the five stores which were closed during this same period.

The challenging economic environment has continued into 2008. Rising fuel and food prices, along with the issues in the home mortgage industry, continue to dramatically impact the cost of living of our targeted moderate-income consumer. Consequently, we like others retailers have experienced declining traffic patterns, which has had a negative impact on our sales. Sales of our seasonal merchandise were disappointing for the first quarter of fiscal 2008, particularly in the sandals and opened up dress shoe categories. As a result, we experienced double digit comparable store sales losses in the entire women's non-athletic category. However, our athletic product category, including children's and adult sizes, posted a low single digit comparable store sales gain.

Gross Profit

Gross profit decreased $2.7 million to $47.1 million in the first quarter of fiscal 2008 from gross profit of $49.8 million in the comparable prior year period. Our gross profit margin in the first quarter of fiscal 2008 decreased to 29.0% from 30.0% in the comparable prior year period. As a percentage of sales, the merchandise margin decreased 0.8% while buying, distribution and occupancy costs increased 0.2%. The decrease in merchandise margin as a percentage of sales was largely related to the pressure on margins resulting from the current competitive retail environment. We experienced a 0.6% increase in occupancy costs, as a percentage of sales, primarily as a result of lower sales for the quarter against an increasing store base. This increase, as a percentage of sales, was partially offset by a decline in distribution costs. Our distribution costs, both as a percentage of sales and in dollars, declined predominantly as a result of one-time costs associated with the conversion to our new distribution center during the first quarter of the prior year. These costs incurred in the first quarter of fiscal 2007 totaled $936,000, or $0.04 per diluted share.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2008 remained even with the prior year at $39.3 million. Due to the deleveraging effect of lower sales, these costs as a percentage of sales increased to 24.2% from 23.7%. While we incurred costs as a result of the operation and support of the new stores opened since February 3, 2007, we were able to offset these cost increases with aggressive expense controls in others areas of our business.

Pre-opening costs were $34,000, or less than 0.1% of sales, for the first quarter of fiscal 2008 as compared to $289,000, or 0.2% of sales, for the first quarter of fiscal 2007. We opened two stores in the first quarter of fiscal 2008 as compared to seven stores in the first quarter of fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $285,000, or 0.2% of sales, for the first quarter of fiscal 2008 as compared to $55,000, or less than 0.1% of sales, for the first quarter of fiscal 2007. No stores were closed in either period. We expect to close nine stores during the remainder of fiscal 2008 as compared to five stores in fiscal 2007. We will continue to evaluate under performing stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest income of $4,000 in the first quarter of fiscal 2008 as compared to net interest income of $302,000 in the first quarter of the prior year. This decrease in interest income is primarily the result of a decline in the cash available for short-term investment.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2008 increased to 38.4% from 32.0% for the same time period in fiscal 2007. The change in effective income tax rates between the two periods was primarily due to the fiscal 2007 reduction in state income taxes from state incentives related to the investment in our new distribution center. The reduction in income tax expense related to the tax incentives resulted in an increase of approximately $0.05 in earnings per diluted share for the first quarter of fiscal 2007. The 38.4% effective tax rate for the first quarter of fiscal 2008 is more reflective of our historical range for income taxes and in the range we are anticipating for the full fiscal year 2008.

Net Income

Net income for the first quarter of fiscal 2008 decreased to $4.8 million from $7.3 million in the first quarter of fiscal 2007. Diluted earnings per share decreased to $0.38 in the first quarter of fiscal 2008 from $0.53 in the first quarter of fiscal 2007.

Our average diluted shares outstanding at the end of the first quarter of fiscal 2008 was 12.4 million or approximately 10.4% lower than the 13.9 million average diluted shares outstanding at the end of the first quarter last year. This decrease was primarily due to the 1.2 million shares repurchased in fiscal 2007 as part of our $50.0 million share repurchase program. The reduction in shares outstanding increased our diluted earnings per share in the first quarter of fiscal 2008 by approximately $0.03.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operations was $2.9 million in the first quarter of fiscal 2008 as compared to cash used in operating activities of $7.8 million in the first quarter of 2007, for a difference of $10.7 million. This difference, when comparing the two fiscal quarter of each year, was primarily due to a reduction in the use of cash for the payment of accounts payable ($14.0 million) partially offset by the growth in ending merchandise inventories resulting from the operation of additional stores ($5.5 million).

Working capital decreased to $148.1 million at May 3, 2008 from $160.5 million at May 5, 2007. This $12.4 million decrease resulted primarily from our use of cash to repurchase common stock during fiscal 2007 under our stock repurchase program. The current ratio at May 3, 2008 was 3.3 and as compared to 4.0 at May 5, 2007. We had no long-term debt as of the end of either period.

We expended $2.6 million in cash during the first quarter of fiscal 2008 for the purchase of property and equipment. Of this amount, $2.0 million was used for new stores along with remodeling and relocation projects. The remaining capital expenditures were used primarily for information technology and miscellaneous equipment purchases.

During the first quarter of fiscal 2008, we opened two new stores. This compares to seven store openings in the first quarter of fiscal 2007. We anticipate opening an additional 20 to 23 stores and closing nine stores during fiscal 2008. Additional capital expenditures of approximately $10 million will be made over the course of fiscal 2008 for the opening of new stores, store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2008 are expected to average approximately $275,000. The average inventory investment in a new store is expected to range from $350,000 to $600,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $48,000 per store in fiscal 2008 with individual stores experiencing variances in expenditure levels based on the specific market.

As of May 3, 2008, our unsecured credit facility provided for up to $70.0 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of May 3, 2008. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. At May 3, 2008, there were no borrowings outstanding under the credit facility and $4.0 million in letters of credit outstanding. As of May 3, 2008, $66.0 million was available to us for additional borrowings under the credit facility. On June 10, 2008, we entered into an amendment to our credit agreement with our bank group which increased our credit facility by $25.0 million for a total of $95.0 million available for both cash advances and the issuance of commercial letters of credit. No other changes to the existing terms of the credit agreement were made in connection with the June 10, 2008 amendment. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this Quarterly Report on Form 10-Q.

During fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of May 3, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at May 3, 2008 was $21.9 million. No shares were repurchased during the first quarter of fiscal 2008.

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.04 million of unpaid Retainage, as defined in our contract with SDI ("Contract"), plus additional interest and fees. The Retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached the Contract due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2008, we have not achieved the expected productivity that will be required in three to five years, based on our long-term store growth plan. We are currently seeking proposals from other vendors to complete the work that we believe SDI failed to deliver and tentatively expect to have those modifications complete within 12 months.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion along with other capital expenditures, any future repurchase of our common stock under our current repurchase plan and working capital requirements for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by less than $1,000 for the first quarter of fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 3, 2008, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. The internal controls impacted by this project are mainly automated and operational in nature and testing of these controls is expected to commence in the second quarter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 5 – "Litigation Matters" contained in the Notes to Condensed Consolidated Financial Statement included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

(a)		Exhibits (continued)

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

(xi) Ninth Amendment to Amended and Restated Credit Agreement and Notes dated June 10, 2008, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

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

Date:	June 11, 2008	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer