Form 10-Q
period 2008-08-02
SHOE CARNIVAL INC
filed 2008-09-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008
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

[ ] Large accelerated filer	[X] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes	[X]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, $.01 par value, outstanding at September 4, 2008 were 12,638,282.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	20

Part II	Other Information
	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 4.	Submission of Matter to a Vote of Security Holders	21

	Item 6.	Exhibits	22 - 23

	Signature		24

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	August 2,	February 2,	August 4,
(In thousands, except per share data)	2008	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$16,659	$9,177	$15,466
Accounts receivable	1,961	411	1,216
Merchandise inventories	208,409	200,781	210,043
Deferred income tax benefit	2,481	2,340	2,304
Other	8,383	7,221	10,542
Total Current Assets	237,893	219,930	239,571
Property and equipment-net	71,014	71,686	74,736
Total Assets	$308,907	$291,616	$314,307

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$74,953	$67,786	$84,859
Accrued and other liabilities	14,546	10,689	13,493
Total Current Liabilities	89,499	78,475	98,352
Deferred lease incentives	4,735	5,396	5,442
Accrued rent	5,626	5,925	6,163
Deferred income taxes	917	399	534
Deferred compensation	3,395	3,559	3,543
Other	1,410	1,250	795
Total Liabilities	105,582	95,004	114,829

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,664, 13,670 and 13,673 shares issued at
August 2, 2008, February 2, 2008 and August 4, 2007,
respectively	137	137	137
Additional paid-in capital	72,821	75,523	75,169
Retained earnings	154,308	148,547	143,234
Treasury stock, at cost, 1,045, 1,205 and 665 shares at
August 2, 2008, February 2, 2008 and August 4, 2007,
respectively	(23,941)	(27,595)	(19,062)
Total Shareholders' Equity	203,325	196,612	199,478
Total Liabilities and Shareholders' Equity	$308,907	$291,616	$314,307

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

			Twenty-six
	Thirteen	Thirteen	Weeks	Twenty-six
	Weeks Ended	Weeks Ended	Ended	Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In Thousands, except per share data)	2008	2007	2008	2007
Net sales	$158,480	$154,805	$320,599	$320,458
Cost of sales (including buying,
distribution and occupancy costs)	116,334	114,558	231,373	230,420
Gross profit	42,146	40,247	89,226	90,038
Selling, general and administrative
expenses	40,661	40,118	79,984	79,443
Operating income	1,485	129	9,242	10,595
Interest income	(39)	(176)	(76)	(510)
Interest expense	36	32	69	64
Income before income taxes	1,488	273	9,249	11,041
Income tax expense	511	106	3,488	3,547
Net income	$977	$167	$5,761	$7,494

Net income per share:
Basic	$.08	$.01	$.47	$.56
Diluted	$.08	$.01	$.46	$.55

Average shares outstanding:
Basic	12,367	13,091	12,360	13,295
Diluted	12,463	13,400	12,455	13,634

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2008	13,670	(1,205)	$137	$75,523	$148,547	$(27,595)	$196,612
Stock option exercises		27		(312)		604	292
Stock-based compensation
income tax benefit				(6)			(6)
Employee stock purchase plan
purchases		10		(123)		230	107
Restricted stock awards	(6)	123		(2,820)		2,820	0
Stock-based compensation
expense				559			559
Net income					5,761		5,761
Balance at August 2, 2008	13,664	(1,045)	$137	$72,821	$154,308	$(23,941)	$203,325

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 2,	August 4,
(In thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$5,761	$7,494
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,286	7,834
Stock-based compensation	559	830
Loss on retirement and impairment of assets	109	389
Deferred income taxes	377	(216)
Lease incentives	174	0
Other	(1,135)	(334)
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	(268)
Merchandise inventories	(7,628)	(13,381)
Accounts payable and accrued liabilities	9,992	16,739
Other	(1,164)	(8,710)
Net cash provided by operating activities	13,781	10,377

Cash Flows From Investing Activities
Purchases of property and equipment	(6,700)	(11,372)
Proceeds from sale of property and equipment	2	379
Other	0	6
Net cash used in investing activities	(6,698)	(10,987)

Cash Flows From Financing Activities
Borrowings under line of credit	6,625	0
Payments on line of credit	(6,625)	0
Proceeds from issuance of stock	399	513
Excess tax benefits from stock-based compensation	0	290
Common stock repurchased	0	(19,566)
Net cash provided by (used in) financing activities	399	(18,763)
Net increase (decrease) in cash and cash equivalents	7,482	(19,373)
Cash and cash equivalents at beginning of period	9,177	34,839
Cash and Cash Equivalents at End of Period	$16,659	$15,466

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$66	$64
Cash paid during period for income taxes	$2,927	$7,796
Capital expenditures incurred but not yet paid	$3,092	$2,773

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands)	2008	2007	2008	2007
Basic shares	12,367	13,091	12,360	13,295
Dilutive effect of stock-based awards	96	309	95	339
Diluted shares	12,463	13,400	12,455	13,634

Options to purchase 227,100 shares of common stock for the second quarter of fiscal 2008 and options to purchase 220,300 shares of common stock for the first six months of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the quarter and six months ended August 4, 2007, there were no anti-dilutive options.

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

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the six months ended August 2, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 2, 2008	637,709	$12.40
Grants	15,000	14.79
Forfeited or expired	(2,667)	15.33
Exercised	(26,374)	11.06
Outstanding August 2, 2008	623,668	$12.51	3.73	$1,983
Options outstanding at August 2, 2008,
net of estimated forfeitures	617,772	$12.51	3.67	$1,968
Exercisable at August 2, 2008	577,834	$12.50	3.27	$1,864

The weighted-average fair value of options granted was $6.46 during the first half of fiscal 2008. No stock options were granted during the first half of fiscal 2007. The fair value of options granted during the first half of fiscal 2008 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The following table summarizes information regarding options exercised during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

		Thirteen	Twenty-six
	Thirteen	Weeks	Weeks	Twenty-six
	Weeks Ended	Ended	Ended	Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Total intrinsic value (1)	$0	$44,000	$26,600	$548,000
Total cash received	$0	$41,000	$291,800	$409,000
Associated excess income tax benefits
recorded	$0	$10,000	$6,000	$190,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at August 2, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	61,162	2.34	$4.46	61,162	$4.46
$8.56 – 12.63	209,585	2.84	$10.77	178,751	$10.65
$12.67 – 16.30	195,301	5.16	$13.16	180,301	$13.03
$17.12	157,620	3.67	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

		Thirteen	Twenty-six
	Thirteen	Weeks	Weeks	Twenty-six
	Weeks Ended	Ended	Ended	Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit	$21,700	$17,000	$37,400	$39,000
Income tax benefit	$7,500	$6,000	$14,100	$15,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of August 2, 2008, there was approximately $184,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a period of 2.6 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the twenty-six week period ended August 2, 2008:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 2, 2008	130,154	$27.61
Granted	123,100	12.50
Forfeited	(5,535)	20.23
Non-vested at August 2, 2008	247,719	$20.27

No previously non-vested stock awards vested during the first six months of fiscal 2008. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2007 was $831,000. The weighted-average grant date fair values of stock awards granted during the twenty-six week periods ended August 2, 2008 and August 4, 2007 were $12.50 and $29.42, respectively.

The following table summarizes information regarding stock-based compensation expense for restricted stock awards recognized during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

		Thirteen	Twenty-six
	Thirteen	Weeks	Weeks	Twenty-six
	Weeks Ended	Ended	Ended	Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit	$296,100	$332,000	$503,000	$773,000
Income tax benefit	$101,700	$129,000	$189,700	$291,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of August 2, 2008, there was approximately $3.1 million of unrecognized compensation expense remaining related to non-vested stock awards. The expense is expected to be recognized over a weighted average period of 2.7 years, incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

		Thirteen	Twenty-six
	Thirteen	Weeks	Weeks	Twenty-six
	Weeks Ended	Ended	Ended	Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit (2)	$9,500	$7,000	$19,000	$18,000
Income tax benefit	$3,300	$3,000	$7,200	$7,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 5 - Litigation Matters

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.04 million of unpaid retainage, as defined in our contract with SDI ("Contract"), plus additional interest and fees. The retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached the Contract due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. The hearing before the arbitration panel is currently scheduled for April 2009.

Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2008, we have not achieved the productivity that we expect will be required in three to five years, based on our long-term store growth plan. We are currently seeking proposals from other vendors to complete the work that we believe SDI failed to deliver and tentatively expect to have those modifications completed prior to the end of fiscal 2009.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of August 2, 2008, we operated 303 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of August 2, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at August 2, 2008 was $21.9 million. No shares were repurchased during the first half of fiscal 2008.

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

Results of Operations Summary Information

		Number of Stores			Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%
August 2, 2008	293	12	2	303	87,000	3,341,000	(1.0)%
Year-to-date 2008	291	14	2	303	103,000	3,341,000	(3.0)%

May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7)%
August 4, 2007	278	6	0	284	59,000	3,187,000	(7.1)%
Year-to-date 2007	271	13	0	284	125,000	3,187,000	(5.4)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	73.4	74.0	72.2	71.9
Gross profit	26.6	26.0	27.8	28.1
Selling, general and
administrative expenses	25.7	25.9	24.9	24.8
Operating income	0.9	0.1	2.9	3.3
Interest income	0.0	(0.1)	0.0	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Income before income taxes	0.9	0.2	2.9	3.4
Income tax expense	0.3	0.1	1.1	1.1
Net income	0.6%	0.1%	1.8%	2.3%

Operational Summary

The second quarter found us again challenged by the slowdown in consumer spending. We believe the federal economic stimulus program helped to mitigate our year-over-year decline in comparable store traffic during June and early July. However, as the influx of this additional disposable income tapered off, the consumer once again retreated to a very conservative shopping pattern in the last two weeks of July.

Total comparable store sales decreased 1% for the second quarter and decreased 3% for the first six months of fiscal 2008 when compared to the same periods in the prior year. The decline for both periods came from our women's non-athletic department due in part to the lack of fashion direction for the spring season and the reduction in discretionary spending by our targeted moderate income consumer.

We were able to achieve a year-over-year net realized price increase on our footwear sales during both the first and second quarters, particularly within our adult and children's athletic categories. These athletic price increases have been primarily driven by performance running, which is continuing to play a larger part of our overall athletic business. Despite a decline in consumer traffic through our doors which resulted in selling fewer footwear units, these price increases enabled us to generate positive comparable store sales of athletic footwear in both quarters.

We realize the current level of economic uncertainty within the US marketplace is altering the spending habits of all consumers. We believe our targeted moderate income consumers will continue to experience a negative effect on their disposable income as a result of rising fuel and food prices, issues in the home mortgage industry, and rising unemployment in many regions of the US. Additionally, the footwear industry is one of many industries facing the rising cost of Chinese imports. Our strategy for mitigating the effect of these challenges will include tightly controlling our inventories, continuing to increase the net realized price of our footwear, maintaining a low cost structure and enhancing delivery of our value and fashion proposition to our customer. We believe these strategies will enable us to continue to maintain profitable operations in addition to differentiating ourselves from our competitors and increasing market share.

Results of Operations for the Second Quarter Ended August 2, 2008

Net Sales

Net sales increased $3.7 million to $158.5 million during the second quarter ended August 2, 2008, a 2.4% increase from net sales of $154.8 million in the second quarter ended August 4, 2007. The increase in net sales was primarily due to the $5.2 million increase in sales generated by the 33 new stores opened since April of fiscal 2007, net of sales lost from the seven stores which were closed during this same period. This increase was partially offset by a comparable store sales decline of 1.0%.

Gross Profit

Gross profit increased $1.9 million to $42.1 million in the second quarter of fiscal 2008 from gross profit of $40.2 million in the comparable prior year period. Our gross profit margin in the second quarter of fiscal 2008 increased to 26.6% from 26.0% in the comparable prior year period. As a percentage of sales, the merchandise margin increased 0.9%, while buying, distribution and occupancy costs increased 0.3%. The increase in merchandise margin, as a percentage of sales, was largely related to a more balanced markdown rate between the first and second quarters as compared to the prior year where the second quarter saw markdowns accelerate considerably in order to sell through slow moving product. We experienced a 0.4% increase in occupancy costs, as a percentage of sales, primarily as a result of the lower comparable store sales and an increase in costs due to the additional stores we operated in the second quarter of 2008.

Selling, General and Administrative Expenses

In the second quarter of fiscal 2008, selling, general and administrative expenses increased $543,000 to $40.7 million, or 25.7% of sales, from $40.1 million, or 25.9% of sales, in the comparable prior year period. The $543,000 increase was primarily the result of the $1.5 million of additional costs incurred from the operation and support of the net new stores opened since April of fiscal 2007, along with a $700,000 increase in self-insured health care costs resulting predominantly from several large medical claims. These increases were partially offset by a $2.0 million decrease in advertising costs. The decrease in advertising resulted from changes in our media mix and a market level analysis whereby we revised the level of advertising for each location based on current market trends and store performance.

Pre-opening costs were $406,000, or 0.3% of sales, for the second quarter of fiscal 2008 as compared to $268,000, or 0.2% of sales, for the second quarter of fiscal 2007. We opened 12 stores in the second quarter of fiscal 2008 as compared to six stores in the second quarter of fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $387,000, or 0.2% of sales, for the second quarter of fiscal 2008 as compared to $375,000, or 0.2% of sales, for the second quarter of fiscal 2007. Two stores were closed during the second quarter of fiscal 2008 and no stores were closed during the second quarter of fiscal 2007. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest income of $3,000 in the second quarter of fiscal 2008 as compared to net interest income of $144,000 in the second quarter of the prior year. This decrease in interest income was primarily the result of a decline in the cash available for short-term investment.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2008 decreased to 34.3% from 38.7% for the same time period in fiscal 2007. The change in effective income tax rates between the two periods was primarily due to lower state income taxes.

Net Income

Net income for the second quarter of fiscal 2008 increased to $977,000 from $167,000 in the second quarter of fiscal 2007. Diluted earnings per share increased to $0.08 in the second quarter of fiscal 2008 from $0.01 in the second quarter of fiscal 2007.

Our average diluted shares outstanding at the end of the second quarter of fiscal 2008 were 12.5 million or approximately 7.0% lower than the 13.4 million average diluted shares outstanding at the end of the second quarter last year. This decrease was primarily due to the 1.2 million shares repurchased in fiscal 2007 as part of our $50.0 million share repurchase program.

Results Of Operations for the Six Months Ended August 2, 2008

Net Sales

Net sales increased $141,000 to $320.6 million during the six months ended August 2, 2008, from net sales of $320.5 million in the comparable prior year period. We experienced a $9.4 million increase as a result of the sales generated by the 39 new stores opened since February 3, 2007, net of sales lost from the seven stores which were closed during this same period. This increase was mostly offset by a 3.0% decline in comparable store sales.

Gross Profit

Gross profit decreased $812,000 to $89.2 million in the first six months of fiscal 2008 from gross profit of $90.0 million in the comparable prior year period. Our gross profit margin in the first half of fiscal 2008 decreased to 27.8% from 28.1% in the comparable prior year period. As a percentage of sales, the merchandise margin remained flat, while buying, distribution and occupancy costs increased 0.3%. Occupancy costs, as a percentage of sales, increased 0.5% primarily as a result of lower comparable store sales and an increase in costs due to the additional stores we operated. This increase, as a percentage of sales, was partially offset by a 0.3% decline in distribution costs. Our distribution costs, both as a percentage of sales and in dollars, declined predominantly as a result of costs associated with the conversion to our new distribution center during the first quarter of the prior year. These additional costs incurred in the first quarter of fiscal 2007 totaled $936,000, or $0.04 per diluted share.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $541,000 to $80.0 million or 24.9% of sales in the first half of fiscal 2008 from $79.4 million or 24.8% of sales in the comparable prior year period. The increase was primarily the result of the $2.8 million of additional costs incurred as a result of the operation and support of the net new stores opened since February of fiscal 2007, along with a $800,000 increase in self-insured health care costs resulting primarily from several large medical claims. These increases were partially offset by a $2.6 million decrease in advertising costs. The decrease in advertising resulted from changes in our media mix and a market level analysis whereby we revised the level of advertising for each location primarily during the second quarter based on current market trends and store performance. We do not expect to significantly reduce our advertising spending, as compared to the prior year, during the remainder of fiscal 2008.

Pre-opening costs were $440,000, or 0.1% of sales, for the first half of fiscal 2008 as compared to $556,000, or 0.2% of sales, for the first six months of fiscal 2007. We opened 14 stores in the first six months of fiscal 2008 as compared to 13 stores in the first six months of fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $672,000, or 0.2% of sales, for the first half of fiscal 2008 as compared to $430,000, or 0.1% of sales, for the first half of fiscal 2007. Two stores were closed during the first half of fiscal 2008 and no stores were closed during the first half of fiscal 2007. We expect to close nine stores during the remainder of fiscal 2008 as compared to five stores in the second half of fiscal 2007. We will continue to evaluate underperforming stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest income of $7,000 in the first half of fiscal 2008 as compared to net interest income of $446,000 in the first half of the prior year. This decrease in interest income was primarily the result of a decline in the cash available for short-term investment.

Income Taxes

The effective income tax rate for the first six months of fiscal 2008 increased to 37.7% from 32.1% compared to the same time period in 2007. The change in effective income tax rates between the two periods was primarily due to the fiscal 2007 reduction in state income taxes from state incentives related to the investment in our new distribution center. The reduction in income tax expense related to the tax incentives resulted in an increase of approximately $0.05 in earnings per diluted share for the first six months of fiscal 2007.

Net Income

For the first six months of fiscal 2008, net income decreased to $5.8 million from $7.5 million in the first six months of fiscal 2007. Diluted earnings per share decreased to $0.46 in the first six months of fiscal 2008 from $0.55 in the first six months of fiscal 2007.

Our average diluted shares outstanding at the end of the first half of fiscal 2008 were 12.5 million or approximately 8.7% lower than the 13.6 million average diluted shares outstanding at the end of the first half last year. This decrease was primarily due to the 1.2 million shares repurchased in fiscal 2007 as part of our $50.0 million share repurchase program.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operations was $13.8 million in the first six months of fiscal 2008 as compared to $10.4 million in the first six months of 2007, for an increase of net cash provided by operations of $3.4 million. This difference, when comparing the two periods of each year, was primarily due to a reduction in the use of cash for the payment of income taxes partially offset by the timing of payments for accounts payable (net of the change in inventory) and accrued liabilities.

Working capital increased to $148.4 million at August 2, 2008 from $141.2 million at August 4, 2007. The current ratio at August 2, 2008 was 2.7 as compared to 2.4 at August 4, 2007. We had no long-term debt as of the end of either period.

We expended $6.7 million in cash during the first half of fiscal 2008 for the purchase of property and equipment. Of this amount, $5.8 million was used for new stores, store remodeling and store relocation projects. The remaining capital expenditures were used primarily for information technology and miscellaneous equipment purchases.

During the first half of fiscal 2008, we opened 14 new stores. This compares to 13 store openings in the first half of fiscal 2007. We anticipate opening an additional ten stores and closing nine stores during the remainder of fiscal 2008. Additional capital expenditures of approximately $10.5 million to $11.0 million will be made over the course of fiscal 2008 for the opening of new stores, store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. For fiscal 2008, our new stores will average proximately 8,900 square feet. Capital expenditures for a new store in fiscal 2008 are expected to average approximately $290,000 and tenant improvement allowances are expected to average $30,000. The average inventory investment in a new store is expected to range from $300,000 to $550,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $48,000 per store in fiscal 2008, with individual stores experiencing variances in expenditure levels based on the specific market.

As of August 2, 2008, our unsecured credit facility provided for up to $95.0 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of August 2, 2008. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. At August 2, 2008, there were no borrowings outstanding under the credit facility and $9.9 million in letters of credit outstanding. As of August 2, 2008, $85.1 million was available to us for additional borrowings under the credit facility.

On June 10, 2008, we entered into an amendment to our credit agreement with our bank group which increased our credit facility by $25.0 million for a total of $95.0 million available for both cash advances and the issuance of commercial letters of credit. No other changes to the existing terms of the credit agreement were made in connection with the June 10, 2008 amendment. The credit agreement and amendments thereto are incorporated by reference in this Quarterly Report on Form 10-Q.

During fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of August 2, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at August 2, 2008 was $21.9 million. No shares have been repurchased during fiscal 2008.

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.04 million of unpaid retainage, as defined in our contract with SDI ("Contract"), plus additional interest and fees. The retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached the Contract due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. The hearing before the arbitration panel is currently scheduled for April 2009.

Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2008, we have not achieved the productivity that we expect will be required in three to five years, based on our long-term store growth plan. We are currently seeking proposals from other vendors to complete the work that we believe SDI failed to deliver and tentatively expect to have those modifications complete prior to the end of fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by less than $1,000 for the first half of fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 2, 2008, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our common shareholders was held June 12, 2008.

Election of Directors

J. Wayne Weaver and Gerald W. Schoor were elected at the annual meeting to serve as our Directors for three-year terms. Mr. Weaver received 11,554,066 votes in favor of his election and 115,094 votes were withheld. Mr. Schoor received 11,591,053 votes in favor of his election and 78,107 votes were withheld.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

William E. Bindley	2009
Kent A. Kleeberger	2009
Mark L. Lemond	2010

Other Matters Voted Upon at the Meeting

The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 was ratified. Votes of 11,651,651 were cast in favor, 13,610 votes were cast against, 3,899 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

The amendment to the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan was approved. This amendment increased the number of shares of our common stock subject to issuance under the Plan from 1,500,000 to 2,000,000. This amendment also extended the term of the Plan until the later of ten years from date of adoption of the plan by our shareholders or the approval of any amendment of the plan by our shareholders. Votes of 7,848,098 were cast in favor, 2,457,322 votes were cast against, 4,094 abstentions were recorded, and 1,359,646 broker non-votes were recorded with respect to the amendment.

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

(xi) Ninth Amendment to Amended and Restated Credit Agreement and Notes dated June 10, 2008, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank (incorporated herein by reference from the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

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