Form 10-Q
period 2008-11-01
SHOE CARNIVAL INC
filed 2008-12-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2008
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

Number of Shares of Common Stock, $.01 par value, outstanding at December 8, 2008 were 12,721,810.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II	Other Information
	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 6.	Exhibits	22 - 23

	Signature		24

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	November 1,	February 2,	November 3,
(In thousands, except per share data)	2008	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$9,143	$9,177	$6,671
Accounts receivable	1,281	411	1,579
Merchandise inventories	194,827	200,781	200,242
Deferred income tax benefit	2,401	2,340	2,558
Other	8,579	7,221	8,368
Total Current Assets	216,231	219,930	219,418
Property and equipment-net	73,541	71,686	74,194
Total Assets	$289,772	$291,616	$293,612

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$51,074	$67,786	$51,581
Accrued and other liabilities	14,777	10,689	13,355
Total Current Liabilities	65,851	78,475	64,936
Long-term debt	0	0	14,165
Deferred lease incentives	5,012	5,396	5,528
Accrued rent	5,576	5,925	6,124
Deferred income taxes	1,672	399	844
Deferred compensation	2,795	3,559	3,690
Other	1,458	1,250	809
Total Liabilities	82,364	95,004	96,096

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,664, 13,670 and 13,671 shares issued
at November 1, 2008, February 2, 2008 and
November 3, 2007, respectively	137	137	137
Additional paid-in capital	71,926	75,523	75,357
Retained earnings	156,915	148,547	147,420
Treasury stock, at cost, 942, 1,205 and 1,002 shares at
November 1, 2008, February 2, 2008 and
November 3, 2007, respectively	(21,570)	(27,595)	(25,398)
Total Shareholders' Equity	207,408	196,612	197,516
Total Liabilities and Shareholders' Equity	$289,772	$291,616	$293,612

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

			Thirty-nine
	Thirteen	Thirteen	Weeks	Thirty-nine
	Weeks Ended	Weeks Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$170,063	$173,881	$490,662	$494,339
Cost of sales (including buying,
distribution and occupancy costs)	123,746	123,320	355,119	353,740
Gross profit	46,317	50,561	135,543	140,599
Selling, general and administrative
expenses	42,389	43,627	122,373	123,070
Operating income	3,928	6,934	13,170	17,529
Interest income	(62)	(101)	(138)	(611)
Interest expense	42	115	111	179
Income before income taxes	3,948	6,920	13,197	17,961
Income tax expense	1,341	2,734	4,829	6,281
Net income	$2,607	$4,186	$8,368	$11,680

Net income per share:
Basic	$.21	$.33	$.68	$.89
Diluted	$.21	$.33	$.67	$.87

Average shares outstanding:
Basic	12,431	12,604	12,383	13,065
Diluted	12,539	12,777	12,483	13,362

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2008	13,670	(1,205)	$137	$75,523	$148,547	$(27,595)	$196,612
Stock option exercises		124		(1,461)		2,837	1,376
Stock-based compensation
income tax benefit				219			219
Employee stock purchase plan
purchases		12		(143)		282	139
Restricted stock awards	(6)	127		(2,906)		2,906	0
Stock-based compensation
expense				694			694
Net income					8,368		8,368
Balance at November 1, 2008	13,664	(942)	$137	$71,926	$156,915	$(21,570)	$207,408

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 1,	November 3,
(In thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$8,368	$11,680
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	12,585	11,781
Stock-based compensation	694	1,071
Loss on retirement and impairment of assets	271	508
Deferred income taxes	1,212	(160)
Lease incentives	817	418
Other	(2,104)	(545)
Changes in operating assets and liabilities:
Accounts receivable	(870)	(631)
Merchandise inventories	5,954	(3,580)
Accounts payable and accrued liabilities	(14,771)	(16,307)
Other	(1,363)	(6,543)
Net cash provided by (used in) operating activities	10,793	(2,308)

Cash Flows From Investing Activities
Purchases of property and equipment	(12,575)	(15,263)
Proceeds from sale of property and equipment	3	379
Other	0	6
Net cash used in investing activities	(12,572)	(14,878)

Cash Flows From Financing Activities
Borrowings under line of credit	6,625	49,970
Payments on line of credit	(6,625)	(35,805)
Proceeds from issuance of stock	1,515	551
Excess tax benefits from stock-based compensation	230	275
Common stock repurchased	0	(25,973)
Net cash provided by (used in) financing activities	1,745	(10,982)
Net decrease in cash and cash equivalents	(34)	(28,168)
Cash and cash equivalents at beginning of period	9,177	34,839
Cash and Cash Equivalents at End of Period	$9,143	$6,671

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$108	$130
Cash paid during period for income taxes	$2,917	$7,833
Capital expenditures incurred but not yet paid	$4,205	$2,405

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

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen	Thirty-nine
	Weeks	Weeks	Weeks	Thirty-nine
	Ended	Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands)	2008	2007	2008	2007
Basic shares	12,431	12,604	12,383	13,065
Dilutive effect of stock-based awards	108	173	100	297
Diluted shares	12,539	12,777	12,483	13,362

Options to purchase 196,100 shares of common stock for the third quarter of fiscal 2008 and options to purchase 219,600 shares of common stock for the first nine months of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period. For the quarter and nine months ended November 3, 2007, there were no anti-dilutive options.

Note 3 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for financial assets and liabilities on February 3, 2008 and elected to defer adoption for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for certain non-financial assets and liabilities will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 was effective beginning November 15, 2008. We do not believe the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the nine months ended November 1, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at February 2, 2008	637,709	$12.40
Grants	15,000	14.79
Forfeited or expired	(5,167)	13.66
Exercised	(123,874)	11.11
Outstanding November 1, 2008	523,668	$12.77	4.05	$1,187
Options outstanding at November 1,
2008, net of estimated forfeitures	517,903	$12.77	3.99	$1,177
Exercisable at November 1, 2008	478,668	$12.78	3.56	$1,111

The weighted-average fair value of options granted was $6.46 during the first nine months of fiscal 2008. No stock options were granted during the first nine months of fiscal 2007. The fair value of options granted during the first nine months of fiscal 2008 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Risk free interest rate	3.1%
Expected dividend yield	0.0%
Expected volatility	45.39%
Expected term	5 Years

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant. We had not paid and do not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The expected term of the options was based on our historical option exercise data taking into consideration the exercise and forfeiture patterns of the class of option holders during the option’s life.

The following table summarizes information regarding options exercised during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

		Thirteen	Thirty-nine
	Thirteen	Weeks	Weeks	Thirty-nine
	Weeks Ended	Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Total intrinsic value (1)	$613,000	$0	$640,000	$548,000
Total cash received	$1,084,000	$0	$1,376,000	$409,000
Associated excess income tax benefits
recorded	$224,000	$0	$230,000	$180,000

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at November 1, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	61,162	2.09	$4.46	61,162	$4.46
$8.56 – 12.63	109,585	4.53	$10.44	79,585	$10.04
$12.67 – 16.30	195,301	4.91	$13.16	180,301	$13.03
$17.12	157,620	3.42	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

		Thirteen	Thirty-nine
	Thirteen	Weeks	Weeks	Thirty-nine
	Weeks Ended	Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit	$11,000	$22,000	$48,000	$61,000
Income tax benefit	$4,000	$9,000	$18,000	$24,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of November 1, 2008, there was approximately $164,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a period of 2.4 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the thirty-nine week period ended November 1, 2008:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 2, 2008	130,154	$27.61
Granted	126,850	12.54
Forfeited	(10,986)	19.97
Non-vested at November 1, 2008	246,018	$20.19

No previously non-vested stock awards vested during the first nine months of fiscal 2008. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2007 was $831,000. The weighted-average grant date fair values of stock awards granted during the thirty-nine week periods ended November 1, 2008 and November 3, 2007 were $12.54 and $29.42, respectively.

The following table summarizes information regarding stock-based compensation expense for restricted stock awards recognized during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

		Thirteen	Thirty-nine
	Thirteen	Weeks	Weeks	Thirty-nine
	Weeks Ended	Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit	$118,000	$212,000	$621,000	$985,000
Income tax benefit	$40,000	$84,000	$227,000	$384,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of November 1, 2008, there was approximately $1.7 million of unrecognized compensation expense remaining related to non-vested stock awards. The expense is expected to be recognized over a weighted average period of 3.8 years, incorporating the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

		Thirteen	Thirty-nine
	Thirteen	Weeks	Weeks	Thirty-nine
	Weeks Ended	Ended	Ended	Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007(1)
Stock-based compensation expense before
the recognized income tax benefit (2)	$6,000	$7,000	$25,000	$25,000
Income tax benefit	$2,000	$3,000	$9,000	$10,000

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

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

Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with a company to provide recommendations as to system upgrades to improve throughput. Modifications are tentatively expected to be complete prior to the end of fiscal 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of the current economic downturn and the ailing credit markets; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, the primary manufacturers of footwear; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of November 1, 2008, we operated 310 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Income Taxes - We calculate income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and account for uncertain tax positions in accordance with Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board ("FASB") Statement No. 109" ("FIN 48"). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. Under FIN 48, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Results of Operations Summary Information

		Number of Stores			Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%
August 2, 2008	293	12	2	303	87,000	3,341,000	(1.0)%
November 1, 2008	303	8	1	310	62,000	3,403,000	(5.0)%
Year-to-date 2008	291	22	3	310	165,000	3,403,000	(3.7)%

May 5, 2007	271	7	0	278	66,000	3,128,000	(3.7)%
August 4, 2007	278	6	0	284	59,000	3,187,000	(7.1)%
November 3, 2007	284	11	2	293	78,000	3,265,000	(5.0)%
Year-to-date 2007	271	24	2	293	203,000	3,265,000	(5.0)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	72.8	70.9	72.4	71.5
Gross profit	27.2	29.1	27.6	28.5
Selling, general and
administrative expenses	24.9	25.1	24.9	24.9
Operating income	2.3	4.0	2.7	3.6
Interest income	0.0	(0.1)	0.0	(0.1)
Interest expense	0.0	0.1	0.0	0.0
Income before income taxes	2.3	4.0	2.7	3.7
Income tax expense	0.8	1.6	1.0	1.3
Net income	1.5%	2.4%	1.7%	2.4%

Operational Summary

Labor Day marked the end of our all important back-to-school season. While we generated slightly positive comparable store sales in August, sales for the balance of the third quarter declined as the consumer once again retreated to a conservative shopping pattern. This trend led to lower customer traffic and a comparable store sales decrease of 5.0% during the third quarter of fiscal 2008.

Despite the challenging economic climate, we achieved an increase in the average net price of our footwear and achieved higher average purchases per ticket, both in terms of dollars spent and units purchased. Our merchants remained focused on inventory control and were able to decrease our per store inventory levels by 8% compared to the prior year. The anticipated increase in the cost of footwear materialized in the third quarter and we were successful in passing most of these costs through to the consumer. However, due to the promotional nature of the footwear industry during the third quarter, these increased costs outweighed the higher average net price we were able to achieve on our footwear sales. This contributed to lower merchandise margins during the third quarter as compared to the prior year.

During the fourth quarter, we will react to the pricing and promotional cadence of our competitors in the footwear marketplace. Consequently, our stated initiative of increasing the average retail price on footwear sales may be difficult as we expect the holiday retail environment to become increasingly promotional and price-sensitive. We fully expect to continue to lower inventory levels, especially on seasonal product. While we will invest heavily in advertising during peak sales periods, we do not believe the consumer is reacting to advertising in non-peak periods. Just as we reduced our advertising in the second and third quarters, we plan to continue this strategy in the fourth quarter, concentrating our advertising efforts on weeks in which we expect the consumer to make the majority of their holiday purchases.

Despite the protracted economic downturn, we believe we have the management discipline, correct operating strategies and financial strength to maintain profitable operations on an annual basis. We also believe these strengths will enable us to continue expanding our market share to enhance shareholder value. Raising the net realized price of our footwear, putting downward pressure on inventory levels to improve turnover, controlling expenses and continuing to maintain a strong balance sheet with a healthy cash position will remain our priorities through fiscal 2009.

Results of Operations for the Third Quarter Ended November 1, 2008

Net Sales

Net sales decreased $3.8 million to $170.1 million during the third quarter ended November 1, 2008, a 2.2% decrease from net sales of $173.9 million in the third quarter ended November 3, 2007. The decrease in net sales was primarily due to a 5.0% decrease in comparable store sales, which was partially offset by a $4.6 million increase in sales generated by the 38 new stores opened since July of fiscal 2007, net of sales lost from the eight stores which were closed during this same period.

Gross Profit

Gross profit decreased $4.3 million to $46.3 million in the third quarter of fiscal 2008 from gross profit of $50.6 million in the comparable prior year period. Our gross profit margin in the third quarter of fiscal 2008 decreased to 27.2% from 29.1% in the comparable prior year period. During the quarter, heavy promotions were necessary in the women's non-athletic category to keep inventory turning at an acceptable level. This was the primary cause of the 1.1% decrease in our merchandise margin compared to the prior year. Additionally, we experienced a 0.8% increase in occupancy costs, as a percentage of sales, primarily as a result of the lower comparable store sales and an increase in costs due to the additional stores we operated in the third quarter of 2008.

Selling, General and Administrative Expenses

In the third quarter of fiscal 2008, selling, general and administrative expenses decreased $1.2 million to $42.4 million, or 24.9% of sales, from $43.6 million, or 25.1% of sales, in the comparable prior year period. The $1.2 million in savings was primarily the result of a $1.5 million reduction in advertising costs from our decision to decrease advertising during non-peak periods along with a $1.0 million decrease in the expense for employee incentives and benefits. These decreases were partially offset by $1.6 million of additional costs incurred from the operation and support of the net new stores opened since July of fiscal 2007.

Pre-opening costs were $386,000, or 0.2% of sales, for the third quarter of fiscal 2008 as compared to $407,000, or 0.2% of sales, for the third quarter of fiscal 2007. We opened eight stores in the third quarter of fiscal 2008 as compared to 11 stores in the third quarter of fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $417,000, or 0.2% of sales, for the third quarter of fiscal 2008 as compared to $96,000, or 0.1% of sales, for the third quarter of fiscal 2007. One store was closed during the third quarter of fiscal 2008 and two stores were closed during the third quarter of fiscal 2007. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest income of $20,000 in the third quarter of fiscal 2008 as compared to net interest expense of $14,000 in the third quarter of the prior year. This increase in interest income was primarily the result of an increase in the cash available for short-term investment.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2008 decreased to 34.0% from 39.5% for the same time period in fiscal 2007. The reduction in rate was primarily due to the decrease in our federal taxable rate from the maximum of 35% to approximately 33.6% based on our projected reduction in taxable income. This adjustment to lower the year-to-date federal rate was reflected in our third quarter income tax expense.

Net Income

Net income for the third quarter of fiscal 2008 decreased to $2.6 million, or $0.21 per diluted share, from $4.2 million, or $0.33 per diluted share, in the third quarter of fiscal 2007.

Our average diluted shares outstanding at the end of the third quarter of fiscal 2008 were 12.5 million or approximately 1.9% lower than the 12.8 million average diluted shares outstanding at the end of the third quarter last year. This decrease was primarily due to the 1.2 million shares repurchased in fiscal 2007 as part of our $50.0 million share repurchase program.

Results Of Operations for the Nine Months Ended November 1, 2008

Net Sales

Net sales decreased $3.6 million to $490.7 million during the nine months ended November 1, 2008, from net sales of $494.3 million in the comparable prior year period. The decrease in net sales was primarily due to a 3.7% decrease in comparable store sales, which was partially offset by a $13.5 million increase in sales generated by the 47 new stores opened since February 3, 2007, net of sales lost from the eight stores which were closed during this same period.

Gross Profit

Gross profit decreased $5.1 million to $135.5 million in the first nine months of fiscal 2008 from gross profit of $140.6 million in the comparable prior year period. Our gross profit margin in the first nine months of fiscal 2008 decreased to 27.6% from 28.5% in the comparable prior year period. The merchandise margin decreased 0.4%, while buying, distribution and occupancy costs increased 0.5% as a percentage of sales. We experienced a 0.6% increase in occupancy costs, as a percentage of sales, primarily as a result of the lower comparable store sales and an increase in costs due to the additional stores we operated throughout the year. This increase, as a percentage of sales, was partially offset by a 0.2% decline in distribution costs. Our distribution costs, both as a percentage of sales and in dollars, declined primarily as a result of costs associated with the conversion to our new distribution center during the first quarter of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $697,000 to $122.4 million in the first nine months of fiscal 2008 from $123.1 million in the comparable prior year period. For both periods, selling, general and administrative expenses represented 24.9% of sales. The $697,000 in savings was primarily the result of a $4.2 million reduction in advertising costs along with a $1.3 million decrease in expense for employee incentives and benefits. Our decision to lower advertising costs was based on current market trends, store performance and an overall decrease in advertising during non-peak periods. These decreases were partially offset by $4.1 million of additional costs incurred from the operation and support of the net new stores opened since February of fiscal 2007.

Pre-opening costs were $826,000, or 0.2% of sales, for the first nine months of fiscal 2008 as compared to $963,000, or 0.2% of sales, for the first nine months of fiscal 2007. We opened 22 stores in the first nine months of fiscal 2008 as compared to 24 stores in the first nine months of fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $1.1 million, or 0.2% of sales, for the first nine months of fiscal 2008 as compared to $525,000, or 0.1% of sales, for the first nine months of fiscal 2007. Three stores were closed during the first nine months of fiscal 2008 and two stores were closed during the first nine months of fiscal 2007. We expect to close nine stores during the remainder of fiscal 2008 as compared to three stores in the last quarter of fiscal 2007. We will continue to evaluate underperforming stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest income of $27,000 in the first nine months of fiscal 2008 as compared to net interest income of $432,000 in the first nine months of the prior year. This decrease in interest income was primarily the result of a decline in the cash available for short-term investment.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2008 increased to 36.6% from 35.0% compared to the same time period in 2007. Our federal income tax rate was lower than last year due to lower taxable income while our state tax rate was higher than last year because during fiscal 2007 we experienced a one-time reduction in state income taxes from state incentives related to the investment in our new distribution center.

Net Income

For the first nine months of fiscal 2008, net income decreased to $8.4 million, or $0.67 per diluted share, from $11.7 million, or $0.87 per diluted share, in the first nine months of fiscal 2007.

Our average diluted shares outstanding at the end of the first nine months of fiscal 2008 were 12.5 million or approximately 6.6% lower than the 13.4 million average diluted shares outstanding at the end of the first nine months last year. This decrease was primarily due to the 1.2 million shares repurchased in fiscal 2007 as part of our $50.0 million share repurchase program.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operations was $10.8 million in the first nine months of fiscal 2008 as compared to net cash used in operations of $2.3 million in the first nine months of 2007, for an increase of net cash provided by operations of $13.1 million. This difference, when comparing the two periods of each year, was primarily due to a reduction in inventory on a per store basis and the timing of payments for accounts payable and accrued liabilities partially offset by a decrease in net income.

Working capital decreased to $150.4 million at November 1, 2008 from $154.5 million at November 3, 2007 primarily as a result of our reduction in inventory. The current ratio at November 1, 2008 was 3.3 compared to 3.4 at November 3, 2007. We had no long-term debt at November 1, 2008 compared to $14.2 million at November 3, 2007.

We expended $12.6 million in cash during the first nine months of fiscal 2008 for the purchase of property and equipment. Of this amount, $10.2 million was used for new stores, store remodeling and store relocation projects. The remaining capital expenditures were used primarily for information technology and miscellaneous equipment purchases. Additional capital expenditures of approximately $5.0 million will be made over the course of fiscal 2008 for the opening of new stores, store remodels and various other store improvements. During the nine months ended November 1, 2008, we received $817,000 in lease incentives from our landlords and we anticipate receiving a total of $2.0 million in lease incentives from our landlords for fiscal 2008.

During the first nine months of fiscal 2008, we opened 22 new stores. This compares to 24 store openings in the first nine months of fiscal 2007. We anticipate opening two additional stores and closing nine stores during the remainder of fiscal 2008. Throughout the year, our actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 6,500 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. For fiscal 2008, our new stores will average approximately 8,900 square feet. Capital expenditures for a new store in fiscal 2008 are expected to average approximately $290,000 and tenant improvement allowances are expected to average $30,000. The average inventory investment in a new store is expected to range from $300,000 to $550,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $40,000 per store in fiscal 2008, with individual stores experiencing variances in expenditure levels based on the specific market.

As of November 1, 2008, our unsecured credit facility provided for up to $95.0 million in cash advances on a revolving basis and commercial letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates a minimum threshold for net worth, a maximum ratio of funded debt plus rent to EBITDA plus rent, and a maximum of total distributions for stock repurchases and cash dividends. We were in compliance with these requirements as of November 1, 2008. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. At November 1, 2008, there were no borrowings outstanding under the credit facility and $2.9 million in letters of credit were outstanding. As of November 1, 2008, $92.1 million was available to us for additional borrowings under the credit facility.

During fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which would terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. On October 8, 2008, the Board of Directors extended the date of termination one year to December 31, 2009. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of November 1, 2008, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at November 1, 2008 was $21.9 million. No shares have been repurchased during fiscal 2008.

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

Although the investment we made in the new distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required in three to five years, based on our long-term store growth plan. We have contracted with a company to provide recommendations as to system upgrades to improve throughput. Modifications are tentatively expected to be complete prior to the end of fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by less than $1,000 for the first nine months of fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 1, 2008, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	10.1	Shoe Carnival, Inc. Deferred Compensation Plan (incorporated herein by reference from the same exhibit number to the Registrants' Current Report on Form 8-K filed on October 14, 2008)

	10.2	2000 Stock Option and Incentive Plan of Registrant, as amended

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2008	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer