Form 10-K
period 2009-01-31
SHOE CARNIVAL INC
filed 2009-04-16
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2009
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
                            [  ] Yes                    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                            [  ] Yes                    [X] No

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
                            [  ] Yes                    [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 2, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $281,886,000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 2, 2009 was 12,912,079.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 9, 2009 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

Item	1.	Business	2
Item	1A.	Risk Factors	7
Item	1B.	Unresolved Staff Comments	12
Item	2.	Properties	12
Item	3.	Legal Proceedings	12
Item	4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item	8.	Financial Statements and Supplementary Data	26
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item	9A.	Controls and Procedures	49
Item	9B.	Other Information	52

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	53
Item	11.	Executive Compensation	53
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item	13.	Certain Relationships and Related Transactions, and Director Independence	53
Item	14.	Principal Accountant Fees and Services	53

PART IV

Item	15.	Exhibits and Financial Statement Schedules	54

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 31, 2009

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

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors' by our distinctive, highly promotional in-store marketing effort and large stores that average 11,100 square feet, generate an average of approximately $2.2 million in annual sales and carry an average inventory of approximately 28,000 pairs of shoes per location. As of January 31, 2009, we operated 304 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States.

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

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries approximately 28,000 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Expenses for signage and visual displays highlighting a particular brand will often be partially or fully reimbursed by the vendor.

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

Growth Strategy and Store Location

In reaction to the current recessionary economic environment, we have chosen to significantly slow our store growth. However, when economic conditions improve, we plan to continue to grow our store base in order to strengthen our position as a leading specialty branded footwear retailer. Aside from comparable store sales increases, the majority of our sales and earnings growth is expected to be generated by the opening of new stores. In fiscal 2009, we expect to open approximately 15 stores and close ten. These new stores will be located in large and small markets in both new and existing geographic areas. Our intention is to fill in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. We have adjusted, and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges. We intend to increase our annual store growth rate to between 10% to 12% in the future, subject to the availability of sufficient real estate and the state of the U.S. economy.

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

The number of stores opened and closed during fiscal years 2008, 2007 and 2006 were as follows:

Fiscal years	2008	2007	2006
Stores open at beginning of year	291	271	263
Opened during year	24	25	14
Closed during year	11	5	6
Stores open at end of year	304	291	271

On January 31, 2009, we had 304 stores located in 29 states, primarily in the Midwest, South and Southeast regions of the United States. We prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls. Our stores averaged approximately 11,100 square feet, ranging in size from 6,000 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 86% of the gross store size.

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

Merchandising and Pricing

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. Our stores carry an average of approximately 28,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

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

The table below sets forth our percentage of sales by product category for fiscal years 2008, 2007 and 2006.

Fiscal years	2008	2007	2006
Women’s	26%	27%	27%
Men’s	15	15	15
Children’s (1)	17	17	17
Athletics (2)	38	37	37
Accessories and Miscellaneous Items	4	4	4
	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.
(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In fiscal 2008, athletic styles, including children’s sizes, represented approximately half of our footwear sales.

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and to a lesser extent leveraging general and administrative expenses against a higher sales base.

Advertising and Promotion

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 59% of our total advertising budget was directed to print media (including newspaper ads, inserts and direct mail) and outdoor advertising in fiscal 2008. Television and radio accounted for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible.

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

We strive to make each store opening a major retail event. Major promotions during grand openings and peak selling periods feature contests and prize giveaways. We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

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

The distribution center is equipped with state-of-the-art processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store one time per week. The majority of shipments are handled by a dedicated carrier, with occasional use of common carriers.

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

We purchase merchandise from over 150 footwear vendors. In fiscal 2008, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for over 10% of our net sales and together accounted for over 31% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Employees

At January 31, 2009, we had approximately 4,200 employees, of which approximately 2,400 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and servicemarks: Shoe Carnival®, The Carnival®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Innocence®, Trade Dress®, Carnival Lites®, Color Block Design®, Y-NOT?®, and 93 Octane®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

The recent financial crisis and current economic conditions may adversely affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

  general economic, industry and weather conditions;

  energy costs, which affect gasoline and home heating prices;

  the level of consumer debt;

  consumer credit availability;

  real estate values and foreclosure rates;

  interest rates;

  tax rates and policies;

  unemployment trends;

  war, terrorism, other hostilities and security concerns; and

  consumer confidence in future economic conditions.

The merchandise we sell generally consists of discretionary items. Continued adverse economic conditions and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items. Any decrease in consumer demand could reduce traffic in our stores, limit the prices we can charge for our products and force us to take inventory markdowns, which could have a material adverse effect on our business, results of operations and financial condition. Reduced demand may also require increased selling and promotional expenses. Reduced demand and increased competition could increase the need to close underperforming stores, which could result in higher than anticipated closing costs.

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2008, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 31% of our net sales. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will be able to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In fiscal 2009, capital expenditures are expected to range from $9 million to $12 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if interest rates materially increase from present levels.

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

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price. We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal controls. We have expended, and expect that we will continue to expend, significant management time and resources documenting and testing our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a material adverse effect on our stock price.

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

The following table identifies the number of our stores in each state as of January 31, 2009:

State	#	State	#
Alabama	11	North Carolina	13
Arkansas	9	North Dakota	1
Colorado	7	Nebraska	1
Florida	23	Ohio	17
Georgia	12	Oklahoma	6
Idaho	4	Pennsylvania	3
Iowa	6	South Carolina	11
Illinois	27	South Dakota	2
Indiana	20	Tennessee	17
Kansas	3	Texas	37
Kentucky	12	Utah	3
Louisiana	12	Virginia	10
Michigan	5	Wisconsin	2
Missouri	20	West Virginia	4
Mississippi	6	Total Stores	304

In February 2006, we entered into an operating lease with an independent third-party to lease our 410,000 square foot distribution center located in Evansville, Indiana. The lease has an initial term of 15 years, commencing on December 1, 2006. We have the right to extend the initial lease term for up to three additional periods of five years each.

In June 2006, we entered into an operating lease with an independent third-party to lease our corporate headquarters for an initial term of 15 years, commencing on June 1, 2007. We have the right to extend the initial lease term for up to three additional periods of five years each.

For additional information with respect to our properties, see ITEM 1. BUSINESS – "Growth Strategy and Store Location" and "Distribution" as well as PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – "Executive Summary" of this report.

ITEM 3. LEGAL PROCEEDINGS

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.2 million of unpaid retainage, $700,000 for services it has not yet billed, plus additional interest and legal fees. The retainage was withheld from progress billings for work performed on our distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached our contract with SDI ("Contract") due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. The hearing before the arbitration panel is currently scheduled for July 2009.

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with a company to provide recommendations as to system upgrades to improve throughput. Modifications are tentatively expected to be complete prior to the end of fiscal 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the 2008 fiscal year.

Executive Officers

Name	Age	Position
J. Wayne Weaver	74	Chairman of the Board and Director
Mark L. Lemond	54	President, Chief Executive Officer and Director
Timothy T. Baker	52	Executive Vice President - Store Operations
W. Kerry Jackson	47	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	55	Executive Vice President - General Merchandise Manager

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group Inc., a designer, developer and marketer of women’s footwear. He has over 40 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group, Inc. Mr. Weaver serves as chairman and chief executive officer of Jacksonville Jaguars, LTD and is a member of LC Footwear, LLC.

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

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2009 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices for fiscal 2008 and fiscal 2007 were as follows:

Fiscal year 2008	High	Low
First Quarter	$15.15	$11.52
Second Quarter	16.25	11.48
Third Quarter	18.45	10.20
Fourth Quarter	14.65	6.75

Fiscal year 2007
First Quarter	$35.26	$29.09
Second Quarter	30.66	20.28
Third Quarter	23.18	14.26
Fourth Quarter	15.47	10.54

As of March 18, 2009 there were approximately 218 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2008.

Dividends

We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. In addition, our credit agreement allows the payment of dividends only if after a dividend is declared, the balance of Total Shareholders' Equity, adjusted for the effect of any share repurchases, is not reduced below the balance at our most recent fiscal year end.

Issuer Purchases of Equity Securities

Throughout fiscal 2008 we issued treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards. This included the repurchase of 181 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue to issue treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards.

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. On October 8, 2008, the Board of Directors extended the date of termination one year to December 31, 2009. As of January 31, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at January 31, 2009 was $21.9 million. The following table summarizes repurchase activity during the fourth quarter of fiscal 2008:

				Approximate
				Dollar Value of
			Total Number Of	Shares that
			Shares Purchased	May Yet Be
	Total Number of	Average	as Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Programs	Programs
November 2, 2008 to
November 29, 2008	0	$0.00	0	$0
November 30, 2008 to
January 3, 2009	0	$0.00	0	$0
January 4, 2009 to
January 31, 2009	181	$7.59	0	$21,852,000
	181		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2008	2007	2006	2005	2004
Income Statement Data:
Net Sales	$647,572	$658,680	$681,662	$655,638	$590,186
Cost of sales (including buying,
distribution and occupancy
costs)	473,244	472,831	482,888	465,942	422,961
Gross Profit	174,328	185,849	198,774	189,696	167,225
Selling, general and
administrative expenses	165,953	166,717	161,144	158,860	146,360
Operating income	8,375	19,132	37,630	30,836	20,865
Interest income	(148)	(690)	(1,235)	(170)	(73)
Interest expense	153	264	152	524	731
Income before income taxes	8,370	19,558	38,713	30,482	20,207
Income tax expense	3,051	6,751	14,949	11,692	7,678
Net income	$5,319	$12,807	$23,764	$18,790	$12,529

Net income per share:
Basic	$0.43	$0.99	$1.78	$1.43	$0.98
Diluted	$0.43	$0.97	$1.73	$1.40	$0.96

Average shares outstanding
Basic	12,406	12,922	13,373	13,128	12,820
Diluted	12,492	13,158	13,744	13,457	13,051

Selected Operating Data (2):
Stores open at end of year	304	291	271	263	255
Square footage of store space
at year end (000’s)	3,335	3,238	3,062	3,012	2,935
Average sales per store (000’s)	$2,206	$2,364	$2,544	$2,524	$2,404
Average sales per square foot	$198	$209	$223	$219	$207
Comparable store sales (3)	(4.6)%	(5.2)%	1.5%	6.9%	(0.8)%
Balance Sheet Data:
Working capital	$150,937	$141,455	$152,214	$131,778	$115,495
Total assets	$293,074	$291,616	$311,162	$274,833	$256,905
Long-term debt	$0	$0	$0	$0	$7,300
Total shareholders’ equity	$204,636	$196,612	$209,949	$181,155	$156,919

(1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2008, 2007, 2006, 2005, and 2004 relate respectively to the fiscal years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of January 31, 2009, we operated 304 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. On October 8, 2008, the Board of Directors extended the date of termination one year to December 31, 2009. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of January 31, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at January 31, 2009 was $21.9 million.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2008, 2007, 2006, 2005, and 2004, relate respectively to the fiscal years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Executive Summary

Fiscal 2008, and especially the second half of the year, proved to be a difficult economic environment during which our targeted moderate income consumer further reduced their discretionary spending. Consequently, like many retailers in the United States, we experienced a continuing decline in customer traffic which negatively impacted our business. This resulted in a comparable store sales decrease of 4.6% for the year.

Sales results by product category were uneven during the fiscal year. Weakness throughout the year in our non-athletic product categories, particularly women's non-athletic, accounted for approximately 70% of the comparable store sales decline for the year. Athletic sales saw benefit from the economic stimulus checks in the second quarter along with the need presented by the back-to-school period, resulting in a comparable store sales increase through August. However, as the economic climate worsened in the second half of the fiscal year, and particularly in the fourth quarter, we saw our athletic category accelerate in comparable store sales declines to also end the year negative. Total comparable store sales reached their lowest levels during the fourth quarter, as general economic conditions worsened and consumer confidence continued to deteriorate.

Our store managers and merchants worked diligently throughout the year to control inventories. At the end of each quarter, inventories were at or below the prior year on a per-store average. While the heavily promotional retail environment contributed to the 80 basis point decline in our merchandise margins, we exited fiscal 2008 with inventories on a per-store basis 10 percent lower than prior year levels.

During fiscal 2008, selling, general and administrative expenses were reduced $764,000 from the prior year. Reductions in advertising and employee incentive and benefit costs were able to more than offset the cost of operating an average of 17 more stores and incurring an additional $1.4 million in store closing costs.

We opened 24 new stores during fiscal 2008, and consistent with our real estate strategy, these stores were located in large and small markets in both new and existing geographic areas. We continued to fill in under-penetrated markets with additional stores and enter smaller one or two store markets. We closed 11 under-performing stores and identified an additional 13 under-performing stores for closure in future periods.

During fiscal 2008, we were able to generate free cash flow of $13.9 million and end the year with $24.8 million in cash and cash equivalents and no interest bearing debt. We realize the current level of economic uncertainty and rising unemployment within the U.S. marketplace has altered the spending habits of most consumers and we believe the economy will continue to have a negative impact on customer traffic during fiscal 2009. Therefore, we intend to scale back plans to open new stores, significantly reduce capital expenditures, slightly lower per-store inventories from fiscal 2008 levels and maintain tight control over expense. We believe these are tremendously important strategies during what we expect to be a volatile year in retail. Through proper execution, we expect to continue to generate free cash flow and maintain a debt free balance sheet.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

Fiscal years	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and
occupancy costs)	73.1	71.8	70.8
Gross profit	26.9	28.2	29.2
Selling, general and
administrative expenses	25.6	25.3	23.7
Operating income	1.3	2.9	5.5
Interest income	(0.0)	(0.1)	(0.2)
Interest expense	0.0	0.1	0.0
Income before income taxes	1.3	2.9	5.7
Income tax expense	0.5	1.0	2.2
Net income	0.8%	1.9%	3.5%

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

2008 Compared to 2007

Net Sales

Net sales decreased $11.1 million to $647.6 million in fiscal 2008, a 1.7% decrease from net sales of $658.7 million in fiscal 2007. Comparable store sales decreased 4.6%, or approximately $28.4 million, compared to the prior fiscal year. This decrease in net sales was partially offset by a $17.3 million increase in sales generated by the 24 stores opened in fiscal 2008 and the effect of a full year's worth of sales for the 25 stores opened in fiscal 2007, net of the sales loss from the 16 stores which were closed during the last two years.

Gross Profit

Gross profit decreased $11.5 million to $174.3 million in fiscal 2008, a 6.2% decrease from gross profit of $185.8 million in fiscal 2007. The gross profit margin for fiscal 2008 decreased to 26.9% from 28.2% in fiscal 2007. As a percentage of sales, the merchandise margin decreased 0.8% compared to the prior year, while buying, distribution and occupancy costs increased 0.5%. As was seen across the retail sector, heavy promotions throughout the year were necessary to keep inventory turning at an acceptable level and consequently negatively impacted margins. We experienced a 0.6% increase in occupancy costs, as a percentage of sales, primarily as a result of the lower comparable store sales, an increase in costs due to the additional stores we operated throughout the year and additional store closing costs. This increase, as a percentage of sales, was partially offset by a 0.2% decline in distribution costs. Our distribution costs, both as a percentage of sales and in dollars, declined as a result of the increased costs associated with the conversion to our new distribution center during the first quarter of the prior year, a reduction in volume for fiscal 2008 and increased efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $764,000 to $166.0 million in fiscal 2008 from $166.7 million in fiscal 2007. As a percentage of sales, selling, general and administrative expenses increased to 25.6% during fiscal 2008 from 25.3% in fiscal 2007. The savings in dollars was primarily the result of a $6.2 million reduction in advertising costs from our decision to decrease advertising during non-peak periods along with a $1.2 million decrease in the expense for employee incentives and benefits. These decreases were partially offset by $6.0 million of additional costs incurred from the operation and support of the net new stores opened since the beginning of fiscal 2007.

Pre-opening costs included in selling, general and administrative expenses were $1.0 million, or 0.2% of sales, in both fiscal 2008 and in fiscal 2007. We opened 24 stores in fiscal 2008 as compared to 25 stores in fiscal 2007. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. Our average pre-opening costs per store were $41,000 in fiscal 2008 as compared to $40,000 in fiscal 2007.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2008 was $3.3 million, or 0.5% as a percentage of sales. These costs related to the closing of 11 stores in fiscal 2008 and the impairment and acceleration of expenses associated with management's determination to close certain underperforming stores at future dates. In fiscal 2007, we incurred $1.9 million, or 0.3% as a percentage of sales, in costs related to the closing of five stores in fiscal 2007 and the impairment and acceleration of expenses associated with management's determination to close certain underperforming stores at future dates. Currently, we have identified 10 stores to close in fiscal 2009, eight in fiscal 2010, four in fiscal 2011, and one in fiscal 2012. We are currently accelerating applicable expenses on all of these stores. We will continue to evaluate underperforming stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest Income and Expense

Interest income decreased to $148,000 in fiscal 2008 from $690,000 in fiscal 2007. The decrease was primarily attributable to a decrease in the rate available on investments. Interest expense decreased to $153,000 in fiscal 2008 from $264,000 in fiscal 2007.

Income Taxes

The effective income tax rate was 36.5% for fiscal 2008 and 34.5% in fiscal 2007. The effective income tax rate for both years differed from the statutory rate due primarily to state and local income taxes, net of the federal tax benefit and tax credits. In the first quarter of fiscal 2007, we recorded $980,000 of state tax credits related to the investment in our new distribution center, which was the primary factor in reducing our effective tax rate in fiscal 2007.

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

Discontinued Operations

We evaluate our store closings for discontinued operations classification utilizing the guidance within FASB Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on this evaluation, we have determined that each of our stores is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the company. Although each of our stores, on its own, is a component of the company, there may be cases in which we expect significant sales from store closures to transfer to our other existing stores that we continue to operate. In these cases, we believe the operations and cash flows from the store closures will not be eliminated from the ongoing operations of the company, and should not be classified as discontinued operations in accordance with the provisions of SFAS No. 144.

The following table summarizes our discontinued operations for the years ended January 31, 2009, February 2, 2008 and February 3, 2007:

(in thousands, except per store data)
Fiscal years	2008	2007	2006
Total stores closed during year	11	5	6
Stores closed in which sales transferred to existing store locations	4	2	0
Discontinued operations stores (1)	7	3	6

Net sales for discontinued operations stores (1)	$6,800	$3,900	$5,500
Net loss for discontinued operations stores, net of tax (1)	$(1,500)	$(475)	$(639)

(1)

These stores are not located near other existing stores to facilitate transference of sales nor do we have significant continuing involvement in their operations after closing. We have not segregated the results of operations for these stores in our consolidated financial statements as the amounts are deemed immaterial.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(000’s)
Fiscal years	2008	2007	2006
Net income plus depreciation and amortization	$22,164	$28,613	$38,232
Deferred income taxes	780	(387)	(2,383)
Lease incentives	2,038	663	953
Changes in operating assets and liabilities	6,480	(11,378)	(8,676)
Other operating activities	616	2,368	1,141
Net cash provided by operating activities	32,078	19,879	29,267
Net cash used in investing activities	(18,201)	(18,041)	(17,748)
Net cash provided by (used in) financing activities	1,763	(27,500)	3,016
Net increase (decrease) in cash and cash equivalents	$15,640	$(25,662)	$14,535

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For fiscal 2008, net cash provided by operating activities was $32.1 million compared to net cash provided by operating activities of $19.9 million for fiscal 2007. These amounts reflect the income from operations adjusted for non-cash items and working capital changes. This $12.2 increase in cash provided by operations, when comparing the two periods of each year, was primarily due to a reduction in inventory on a per store basis and the timing of payments for accounts payable and accrued liabilities partially offset by a decrease in net income.

Working capital increased to $150.9 million at January 31, 2009 from $141.5 million at February 2, 2008. This was primarily attributable to a $15.6 million increase in cash and cash equivalents and a $7.5 million decrease in accounts payable partially offset by an $11.3 million decrease in merchandise inventories. The current ratio at January 31, 2009 was 3.1 and for February 2, 2008 was 2.8. We had no outstanding interest-bearing debt at January 31, 2009 or February 2, 2008.

Capital expenditures were $18.2 million in fiscal 2008, $18.4 million in fiscal 2007 and $25.0 million in fiscal 2006. No capital lease obligations were incurred during this three-year period. Of the fiscal 2008 capital expenditures, approximately $7.3 million was used for new stores, $4.3 million was used for remodels and relocations and $1.3 million was used for technology. The remaining capital expenditures for fiscal 2008 were used for in-store graphics, fixture improvements and normal asset replacement activities. Lease incentives received from landlords were $2.0 million, $663,000 and $953,000 for fiscal years 2008, 2007 and 2006, respectively.

Capital expenditures are expected to be $9 million to $12 million in fiscal 2009. We intend to open approximately 15 stores at an expected total cost of approximately $5.0 million in fiscal 2009. We anticipate the remediation to the distribution center will cost up to $3.0 million. The remaining capital expenditures are expected to be incurred for store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2009 are expected to average approximately $344,000. The average inventory investment in a new store is expected to range from $350,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $67,000 per store in fiscal 2009. On a per-store basis, for the 24 stores opened during fiscal 2008, the initial inventory investment averaged $425,000, capital expenditures averaged $312,000 and lease incentives received from landlords averaged $30,000.

Significant contractual obligations as of January 31, 2009 and the fiscal years in which payments are due include:

(000's)	Payments Due By Fiscal Year
			2010 &	2012 &	2014 and
Contractual Obligations	Total	2009	2011	2013	after
Letters of credit	$9,225	$9,225	$0	$0	$0
Operating leases	263,619	46,271	78,833	59,708	78,807
Purchase commitments	169,118	169,118	0	0	0
Deferred compensation	2,678	51	136	156	2,335
FIN 48 liabilities	1,135	65	0	0	1,070
Total contractual obligations	$445,775	$224,730	$78,969	$59,864	$82,212

Our unsecured credit facility provides for up to $95.0 million in cash advances on a revolving basis and both commercial and standby letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The agreement governing the credit facility stipulates that Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end, the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0, total distributions for stock repurchases will not exceed $50.0 million and cash dividends will not reduce our Total Shareholders' Equity, adjusted for the effect of any share repurchases, below that of the prior fiscal year-end. We were in compliance with these requirements as of January 31, 2009. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit agreement and amendments thereto are filed as exhibits to (or incorporated by reference in) this annual report on Form 10-K. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $9.2 million at January 31, 2009. Estimated interest payments on our line of credit are not included in the above table as our line of credit is subject to frequent borrowing and/or repayment activities which does not lend itself to reliable forecasting for disclosure purposes. As of January 31, 2009, $79.0 million was available to us for additional borrowings under the credit facility.

On December 15, 2006, the credit agreement was amended to extend the maturity date to April 30, 2010 and to allow us to repurchase shares of our outstanding common stock in an amount not to exceed $50 million. In December 2006, the Board of Directors authorized a $50 million share repurchase program, which was to terminate on the earlier of the repurchase of the maximum amount or December 31, 2008. On October 8, 2008, the Board of Directors extended the date of termination one year to December 31, 2009. As of January 31, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at January 31, 2009 was $21.9 million.

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.2 million of unpaid retainage, $700,000 for services it has not yet billed, plus additional interest and legal fees. The retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached the Contract due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. The hearing before the arbitration panel is currently scheduled for July 2009.

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

See Note 4 – "Long-Term Debt", Note 5 – "Leases", Note 6 – "Income Taxes" and Note 7 – "Employee Benefit Plans" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2008. We remain liable on three assignments of operating leases covering former store locations. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 31, 2009. See Note 5 – "Leases" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for the assignment of certain store operating leases and operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2008 or fiscal 2007, nor did we have any off-balance sheet arrangements outstanding at January 31, 2009 or February 2, 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by less than $1,000 in fiscal 2008 compared to approximately $20,000 in fiscal 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended January 31, 2009, February 2, 2008, and February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for the years ended January 31, 2009, February 2, 2008, and February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 16, 2009

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 31,	February 2,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$24,817	$9,177
Accounts receivable	1,607	411
Merchandise inventories	189,494	200,781
Deferred income tax benefit	2,305	2,340
Other	4,634	7,221
Total Current Assets	222,857	219,930
Property and equipment – net	70,217	71,686
Total Assets	$293,074	$291,616

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$60,320	$67,786
Accrued and other liabilities	11,600	10,689
Total Current Liabilities	71,920	78,475
Deferred lease incentives	5,844	5,396
Accrued rent	5,331	5,925
Deferred income taxes	1,144	399
Deferred compensation	2,678	3,559
Other	1,521	1,250
Total Liabilities	88,438	95,004

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized,
13,664 and 13,670 shares issued at January 31, 2009 and February 2, 2008	137	137
Additional paid-in capital	67,686	75,523
Retained earnings	153,866	148,547
Treasury stock, at cost, 745 and 1,205 shares at January 31, 2009 and February 2, 2008	(17,053)	(27,595)
Total Shareholders’ Equity	204,636	196,612
Total Liabilities and Shareholders’ Equity	$293,074	$291,616

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 31,	February 2,	February 3,
Fiscal years ended	2009	2008	2007
Net sales	$647,572	$658,680	$681,662
Cost of sales (including buying, distribution and occupancy costs)	473,244	472,831	482,888

Gross profit	174,328	185,849	198,774
Selling, general and administrative expenses	165,953	166,717	161,144

Operating income	8,375	19,132	37,630
Interest income	(148)	(690)	(1,235)
Interest expense	153	264	152

Income before income taxes	8,370	19,558	38,713
Income tax expense	3,051	6,751	14,949

Net income	$5,319	$12,807	$23,764

Net income per share:
Basic	$0.43	$0.99	$1.78
Diluted	$0.43	$0.97	$1.73

Average shares outstanding:
Basic	12,406	12,922	13,373
Diluted	12,492	13,158	13,744

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional
	Common Stock			Paid-In	Retained	Treasury	Deferred Equity
	Issued	Treasury	Amount	Capital	Earnings	Stock	Compensation	Total
Balance at January 28, 2006	13,363	(95)	$134	$70,672	$112,090	$(658)	$(1,083)	$181,155
Stock option exercises	175	65	2	2,154		453		2,609
Stock-based compensation
income tax benefit				916				916
Employee stock purchase
plan purchases	8			168				168
Restricted stock awards	15	39		(446)		446		0
Accounting change for
stock-based compensation				(1,083)			1,083	0
Common stock repurchased		(9)				(241)		(241)
Stock-based compensation expense				1,578				1,578
Net income					23,764			23,764

Balance at February 3, 2007	13,561	0	136	73,959	135,854	0	0	209,949
Stock option exercises	24	15		116		413		529
Stock-based compensation
income tax benefit				404				404
Employee stock purchase
plan purchases	2	7		(11)		182		171
Restricted stock awards	83	11	1	(310)		309		0
Common stock repurchased		(1,238)				(28,499)		(28,499)
Stock-based compensation expense				1,365				1,365
Cumulative effect of
adoption of FIN 48					(114)			(114)
Net income					12,807			12,807

Balance at February 2, 2008	13,670	(1,205)	137	75,523	148,547	(27,595)	0	196,612
Stock option exercises		124		(1,462)		2,837		1,375
Stock-based compensation
income tax benefit				214				214
Employee stock purchase
plan purchases		16		(191)		356		165
Restricted stock awards	(6)	320		(7,350)		7,350		0
Common stock repurchased						(1)		(1)
Stock-based compensation expense				952				952
Net income					5,319			5,319
Balance at January 31, 2009	13,664	(745)	$137	$67,686	$153,866	$(17,053)	$0	$204,636

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 31,	February 2,	February 3,
Fiscal years ended	2009	2008	2007
Cash Flows From Operating Activities
Net income	$5,319	$12,807	$23,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,845	15,806	14,468
Stock-based compensation	977	1,365	1,578
Loss on retirement and impairment of assets	2,454	1,814	332
Deferred income taxes	780	(387)	(2,383)
Lease incentives	2,038	663	953
Other	(2,815)	(811)	(769)
Changes in operating assets and liabilities:
Accounts receivable	(1,196)	537	(662)
Merchandise inventories	11,287	(4,119)	(12,669)
Accounts payable and accrued liabilities	(6,195)	(2,541)	3,653
Other	2,584	(5,255)	1,002
Net cash provided by operating activities	32,078	19,879	29,267

Cash Flows From Investing Activities
Purchases of property and equipment	(18,204)	(18,434)	(24,952)
Proceeds from sale of property and equipment	3	387	7,202
Other	0	6	2
Net cash used in investing activities	(18,201)	(18,041)	(17,748)

Cash Flow From Financing Activities
Borrowings under line of credit	6,625	72,220	0
Payments on line of credit	(6,625)	(72,220)	0
Proceeds from issuance of stock	1,540	700	2,777
Excess tax benefits from stock-based compensation	224	299	480
Common stock repurchased	(1)	(28,499)	(241)
Net cash provided by (used in) financing activities	1,763	(27,500)	3,016
Net increase (decrease) in cash and cash equivalents	15,640	(25,662)	14,535
Cash and cash equivalents at beginning of year	9,177	34,839	20,304

Cash and Cash Equivalents at End of Year	$24,817	$9,177	$34,839

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$151	$264	$150
Cash paid during year for income taxes	$3,022	$7,662	$15,402
Capital expenditures incurred but not yet paid	$1,695	$2,066	$4,822

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2008, 2007, and 2006 relate respectively to the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Cash and Cash Equivalents

We had cash and equivalents of $24.8 million and $9.2 million at January 31, 2009 and February 2, 2008, respectively. Additionally, credit and debit card receivables totaling $3.9 million and $4.1 million were included in cash equivalents at January 31, 2009 and February 2, 2008, respectively.

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 31, 2009, all invested cash was held in either a bank money market account, a U.S. Treasury investment fund, or a bank commercial paper account. While these investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

The cash balances held in bank operating accounts are covered by the Federal Deposit Insurance Corporation ("FDIC") Transaction Account Guarantee Program. Through December 31, 2009, non-interest checking accounts and certain low interest transaction accounts are fully guaranteed for the entire amount in the account.

To date, we have experienced no loss or lack of access to either invested cash or cash held in our operating accounts.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.

Merchandise Inventories and Cost of Sales

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Costs of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors in accordance with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

Property and Equipment-Net

Property and equipment is stated at cost. Depreciation and amortization of property, equipment and leasehold improvements are taken on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms. Lives used in computing depreciation and amortization range from two to twenty years. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures, which materially increase values, improve capacities or extend useful lives are capitalized. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, our plans for future operations, recent operating results and projected cash flows. Based upon this review, we recorded non-cash impairment charges of $2.1 million, $1.5 million and $100,000 in fiscal years 2008, 2007 and 2006, respectively.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

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

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Start-up costs associated with the new distribution center were incurred in the first quarter of fiscal 2007 and charged to expense.

Advertising Costs

Print, radio and television communication costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $28.7 million, $34.9 million and $32.8 million in fiscal years 2008, 2007 and 2006, respectively.

Segments of an Enterprise and Related Information

We have identified each retail store as individual operating segments, which have been aggregated into one reportable business segment that offers the same principal product and service throughout the Midwest, South and Southeast regions of the United States.

Discontinued Operations

We evaluate our store closings for discontinued operations classification utilizing the guidance within Financial Accounting Standards Board (the "FASB") Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on this evaluation, we have determined that each of our stores is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the company. Although each of our stores, on its own, is a component of the company, there may be cases in which we expect significant sales from store closures to transfer to our other existing stores that we continue to operate. In these cases, we believe the operations and cash flows from the store closures will not be eliminated from the ongoing operations of the company, and should not be classified as discontinued operations in accordance with the provisions of SFAS No. 144.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes our discontinued operations for the years ended January 31, 2009, February 2, 2008 and February 3, 2007:

(in thousands, except per store data)
Fiscal years	2008	2007	2006
Total stores closed during year	11	5	6
Stores closed in which sales transferred to existing store locations	4	2	0
Discontinued operations stores (1)	7	3	6

Net sales for discontinued operations stores (1)	$6,800	$3,900	$5,500
Net loss for discontinued operations stores, net of tax (1)	$(1,500)	$(475)	$(639)

(1)	These stores are not located near other existing stores to facilitate transference of sales nor do we have significant continuing involvement in their operations after closing. We have not segregated the results of operations for these stores in our consolidated financial statements as the amounts are deemed immaterial.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.

Effective February 4, 2007, we account for uncertain tax positions in accordance with Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of the Financial Accounting Standards Board (the "FASB") Statement No. 109" ("FIN 48") and report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest expense and penalties, if any, related to uncertain tax positions in income tax expense.

Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the year. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by SFAS No. 128, "Earnings Per Share":

(000’s)
Fiscal years	2008	2007	2006
Basic shares	12,406	12,922	13,373
Dilutive effect of stock-based awards	86	236	371
Diluted shares	12,492	13,158	13,744

Options to purchase 223,600 shares of common stock in fiscal 2008 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price for the period. For fiscal 2007 and 2006, there were no anti-dilutive shares.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Stock-Based Compensation

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified prospective transition method and began recognizing compensation expense for stock-based awards based on the fair value of the awards. Stock-based awards include stock option grants, stock appreciation rights, restricted stock grants and certain transactions under our other stock-based compensation plans.

SFAS No. 123R requires share-based compensation expense to be based on the following: a) fair value estimated in accordance with the original provisions of SFAS No. 123 for unvested stock-based awards granted prior to the adoption date; b) fair value estimated in accordance with the provisions of SFAS No. 123R for all stock-based awards granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

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

New Accounting Pronouncements

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 3 – Property and Equipment-Net

The following is a summary of property and equipment:

	January 31,	February 2,
(000’s)	2009	2008
Furniture, fixtures and equipment	$105,913	$103,107
Leasehold improvements	60,319	57,976
Total	166,232	161,083
Less accumulated depreciation and amortization	(96,015)	(89,397)

Property and equipment – net	$70,217	$71,686

Note 4 – Long-Term Debt

We have an unsecured credit agreement (the "Credit Agreement") with a bank group, which allows for both cash advances and the issuance of letters of credit. On December 15, 2006, the Credit Agreement was amended to extend the maturity date to April 30, 2010. The maximum amount available under the credit facility was increased from $70 million to $95 million in an amendment on June 10, 2008.

Borrowings under the revolving credit line are based on eligible inventory. The Credit Agreement governing the credit facility stipulates Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end, the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0, total distributions for stock repurchases will not exceed $50.0 million and cash dividends will not reduce our Total Shareholders' Equity, adjusted for the effect of any share repurchases, below that of the prior fiscal year-end. We were in compliance with these requirements as of January 31, 2009. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.

The credit facility bears interest, at our option, at the agent bank’s prime rate (3.50% at January 31, 2009) minus 0.5% or LIBOR plus from 0.75% to 1.5%, depending on our achievement of certain performance criteria. A commitment fee is charged, at our option, at 0.3% per annum on the unused portion of the bank group’s commitment or 0.15% per annum of the total commitment. We had no outstanding long-term debt at January 31, 2009 or February 2, 2008. At January 31, 2009, we had $9.2 million of outstanding letters of credit and $79.0 million was available to us for additional borrowings under the credit facility.

Note 5 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2022. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All cash incentives received from landlords for leasehold improvements and fixturing of stores are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

We did not assign any store operating leases to separate third parties during fiscal 2008. We remain liable on three assignments of operating leases covering former store locations. These operating leases were assigned to third parties in prior years. The assignments require us to make payments under the lease agreements in certain events of default. The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments is approximately $2.3 million at January 31, 2009. One assignment remains in effect until the lease expires in fiscal 2011. Two of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 31, 2009.

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

Rental expense for our operating leases consisted of:

(000’s)
Fiscal years	2008	2007	2006
Rentals for real property	$46,628	$43,800	$40,643
Contingent rent	50	22	74
Equipment rentals	393	452	502
Total	$47,071	$44,274	$41,219

Future minimum lease payments at January 31, 2009 are as follows:

(000’s)	Operating
Fiscal years	Leases
2009	$46,271
2010	41,983
2011	36,850
2012	32,572
2013	27,136
Thereafter to 2022	78,807
Total	$263,619

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 6 – Income Taxes

The provision for income taxes consisted of:

(000’s)
Fiscal years	2008	2007	2006
Current:
Federal	$1,825	$6,992	$15,801
State	446	146	1,531
Total current	2,271	7,138	17,332

Deferred:
Federal	758	(147)	(2,188)
State	22	(240)	(195)
Total deferred	780	(387)	(2,383)

Total provision	$3,051	$6,751	$14,949

We realized a tax benefit of $214,000, $404,000, and $916,000 in fiscal years 2008, 2007, and 2006, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2008	2007	2006
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.6	(0.5)	3.4
Other	(4.1)	0.0	0.2
Effective income tax rate	36.5%	34.5%	38.6%

In fiscal 2008, we recorded $414,000 and $35,000 of federal and state employment related tax credits, respectively. In fiscal 2007, we recorded $980,000 of state tax credits related to the investment in our new distribution center. All of these credits had the effect of reducing our effective tax rate in the respective year.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	January 31,	February 2,
(000’s)	2009	2008
Deferred tax assets:
Accrued rent	$2,053	$2,281
Accrued compensation	1,462	1,768
Accrued employee benefits	1,273	925
Inventory	616	860
Self-insurance reserves	464	0
Lease incentives	651	0
Unrecognized tax benefits	487	357
State bonus depreciation addback	193	121
Other	439	360
Total deferred tax assets	7,638	6,672

Deferred tax liabilities:
Depreciation	5,635	3,511
Lease incentives	0	321
Capitalized costs	842	899
Total deferred tax liabilities	6,477	4,731
Net deferred tax asset	1,161	1,941
Less current deferred income tax benefit	(2,305)	(2,340)
Long-term deferred income taxes	$(1,144)	$(399)

As of January 31, 2009, we had available state tax credits of $136,000 that can be carried forward for eight years.

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

Our liability for unrecognized tax benefits is related to tax years encompassing our fiscal years 1999 through 2008, the tax years which remain subject to examination by major tax jurisdictions as of January 31, 2009.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

(000's)
Fiscal years	2008	2007
Beginning balance	$1,029	$567
Increases – tax positions in prior period	0	301
Decreases – tax positions in prior period	(20)	0
Gross increases – current period tax positions	126	161
Ending balance	$1,135	$1,029

A liability of $1.6 million for uncertain tax positions has been recognized as of January 31, 2009, of which $1.5 million is included in Other liabilities on the consolidated balance sheets. The liability for uncertain tax positions is comprised of $1.1 million related to unrecognized tax positions, $326,000 related to accrued interest and $156,000 related to accrued penalties. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate.

During the next twelve months we expect to effectively settle an uncertain tax position which will reduce our unrecognized tax liability by $65,000, excluding penalties and interest. We also expect to be audited in fiscal 2009 by a taxing authority in which uncertain tax positions have been deemed to not be more-likely-than-not to be upheld in our FIN 48 analysis. During the next twelve months, the amount of unrecognized tax liabilities could be reduced by up to $108,000, excluding penalty and interest.

Prior to the adoption of FIN 48, we recorded interest expense related to uncertain tax positions as a component of interest expense. Upon adoption of FIN 48, we changed this policy to record such interest expense as a component of income tax expense in the consolidated statement of income. Penalties have historically been included as a component of income tax expense and will continue to be recorded in this manner with the adoption of FIN 48. During fiscal 2008, we recorded $146,000 of interest and penalty expense related to uncertain tax positions.

Note 7 – Employee Benefit Plans

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

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $450,000, $447,000 and $482,000 in fiscal years 2008, 2007 and 2006, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 15,600, 9,200 and 7,700 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $165,000, $171,000 and $168,000 for fiscal years 2008, 2007 and 2006, respectively. At January 31, 2009, 128,120 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(000's)
Fiscal years	2008	2007 (1)	2006
Stock-based compensation expense before the recognized income tax benefit (2)	$29	$30	$30
Income tax benefit	$11	$12	$11

(1)

Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Due to the downturn in the economy, the plan recorded a loss of $1.1 million in fiscal 2008. Compensation (income)/expense for our match and earnings on the deferred amounts were ($977,000), $269,000 and $409,000 for fiscal years 2008, 2007 and 2006, respectively. Total deferred compensation liability at January 31, 2009 and February 2, 2008 was $2.7 million and $3.6 million, respectively.

Note 8 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans: the 1993 Stock Option and Incentive Plan (the "1993 Plan"), the Outside Directors Stock Option Plan (the "Directors Plan") and the 2000 Stock Option and Incentive Plan (the "2000 Plan").

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options can be exercised for up to 10 years from their date of grant. At January 31, 2009, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants were made under this plan in fiscal years 2006, 2007 or 2008, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At January 31, 2009, 9,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At January 31, 2009, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants. On June 12, 2008, the 2000 Plan was amended to increase the number of shares reserved for issuance to 2,000,000, and to extend the term of the 2000 Plan until the later of ten years from the date of adoption of the 2000 Plan by our shareholders or the approval of any amendment of the 2000 Plan by our shareholders. On October 8, 2008, the 2000 Plan was further amended to modify the change in control provisions and to provide that upon a change in control (as defined in the 2000 Plan), any shares of restricted stock will become fully vested in the participants. At January 31, 2009, 547,084 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant. Restricted stock awards issued to employees under the 2000 Plan either vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date or were granted such that one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant. For the performance-based awards, should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vested on January 2 of the year following the year of the grant.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the year ended January 31, 2009:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (Years)	thousands)
Outstanding at February 2, 2008	637,709	$12.40
Granted	17,500	14.63
Forfeited or expired	(5,167)	13.66
Exercised	(123,874)	11.11
Outstanding at January 31, 2009	526,168	$12.77	3.38	$207
Options outstanding at January 31, 2009, net of estimated forfeitures	520,613	$12.77	3.77	$207
Exercisable at January 31, 2009	487,001	$12.76	3.40	$207

The weighted-average fair value of options granted was $6.44 during fiscal 2008 and $4.90 during fiscal 2007. No options were granted during fiscal 2006. The fair value of options granted were estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal years	2008	2007
Risk free interest rate	3.0%	2.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	45.93%	43.91%
Expected term	5 Years	5 Years

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

The following table summarizes information regarding options exercised:

(000's)
Fiscal years	2008	2007	2006
Total intrinsic value (1)	$640	$578	$3,169
Total cash received	$1,375	$529	$2,609
Associated excess income tax benefits recorded	$224	$203	$839

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding outstanding and exercisable options at January 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	61,162	1.84	$4.46	61,162	$4.46
$8.56 – 12.63	109,585	4.28	$10.44	87,918	$10.17
$12.67 – 16.30	197,801	4.71	$13.17	180,301	$13.03
$17.12	157,620	3.17	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense for non-vested options recognized during the fiscal years ended January 31, 2009 and February 2, 2008:

(000's)
Fiscal years	2008	2007 (1)	2006
Stock-based compensation expense before the recognized income tax benefit	$71	$67	$222
Income tax benefit	$26	$26	$86

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of January 31, 2009, there was approximately $158,000 of unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Awards

Restricted stock awards issued to employees under the 2000 Plan either vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date or were granted such that one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant. For the performance-based awards, should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. All restricted stock awards issued to date to non-employee Directors vested on January 2 of the year following the year of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes the restricted share transactions pursuant to the 2000 Plan for fiscal 2008:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at February 2, 2008	130,154	$27.61
Granted	320,850	11.38
Vested	(4,450)	14.48
Forfeited	(12,320)	20.13
Non-vested at January 31, 2009	434,234	$15.97

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2008, 2007, and 2006 was $64,000, $871,000 and $859,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2007 and fiscal 2006 were $29.24 and $23.30, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation for restricted stock awards:

(000's)
Fiscal years	2008	2007 (1)	2006
Stock-based compensation expense before the recognized income tax benefit	$852	$1,268	$1,327
Income tax benefit	$311	$492	$502

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of January 31, 2009, there was approximately $3.5 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 3.2 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to certain employees in fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with SFAS No. 123R, cash-settled SARs are classified as Other liabilities on the consolidated balance sheet as of January 31, 2009.

The following table summarizes the SARs activity for the year ended January 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at February 2, 2008	0	$0.00
Granted	157,000	9.72
Forfeited or expired	0	0.00
Exercised	0	0.00
Outstanding at January 31, 2009	157,000	$9.72	4.88

Exercisable at January 31, 2009	0	$0.00	0.00

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

SFAS No. 123R requires the fair value of these liability awards be remeasured at each reporting period until the date of settlement. Increases or decreases in compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of SARs granted was $2.24 as of January 31, 2009. The fair value was estimated using a trinomial lattice model with the following assumptions:

2008
Risk free interest rate yield curve	0.15% - 1.85%
Expected dividend yield	0.0%
Expected volatility	54.27%
Maximum life	4.88 Years
Exercise multiple	1.75
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

As of January 31, 2009, there was approximately $324,000 in unrecognized compensation expense related to non-vested SARs.

Note 9 – Business Risk

We purchase merchandise from over 150 footwear vendors. In fiscal 2008, two suppliers each accounted for approximately 10%, or more, of our purchases and together accounted for approximately 34% of our purchases. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 10 – Litigation Matters

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI seeks payment of $1.2 million of unpaid retainage, $700,000 for services it has not yet billed, plus additional interest and legal fees. The retainage was withheld from progress billings for work performed on our new distribution center and is recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. On or about May 21, 2008, we filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We contend that SDI breached our contract with SDI ("Contract") due to their failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract. The hearing before the arbitration panel is currently scheduled for July 2009.

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

We are involved in various other legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 11 – Other Related Party Transactions

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Purchases made from LC Footwear, LLC were $513,000 in fiscal 2008 and $56,000 in fiscal 2007. There were no purchases made from LC Footwear, LLC in fiscal 2006. Commissions paid to PL Footwear, Inc. were $894,000, $892,000 and $1.2 million in fiscal years 2008, 2007 and 2006, respectively.

Note 12 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2008 and 2007 include results for 13 weeks. The following table summarizes results for fiscal 2008 and fiscal 2007:

(In thousands, except per share data)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Net sales	$162,119	$158,480	$170,063	$156,910
Gross profit	47,080	42,146	46,317	38,785
Operating income	7,757	1,485	3,928	(4,795)
Net income	4,784	977	2,607	(3,049)
Net income per share – Basic	$0.39	$0.08	$0.21	$(0.24)
Net income per share – Diluted	$0.38	$0.08	$0.21	$(0.24)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Net sales	$165,653	$154,805	$173,881	$164,341
Gross profit	49,791	40,247	50,561	45,250
Operating income	10,466	129	6,934	1,603
Net income	7,327	167	4,186	1,127
Net income per share – Basic	$0.54	$0.01	$0.33	$0.09
Net income per share – Diluted	$0.53	$0.01	$0.33	$0.09

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Credited to	Balance at
Descriptions	Beginning	Cost and	Costs and	End of
(In thousands)	of Period	Expenses	Expenses	Period
Year ended February 3, 2007
Reserve for sales returns and allowances	$144	$59,461	$59,515	$90
Inventory reserve	$3,300	$700	$550	$3,450

Year ended February 2, 2008
Reserve for sales returns and allowances	$90	$60,940	$60,933	$97
Inventory reserve	$3,450	$950	$300	$4,100

Year ended January 31, 2009
Reserve for sales returns and allowances	$97	$61,167	$61,170	$94
Inventory reserve	$4,100	$650	$450	$4,300

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

Management assessed the effectiveness of the company's internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that the company's internal control over financial reporting was effective as of January 31, 2009.

The company's internal control over financial reporting as of January 31, 2009 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 31, 2009, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Shoe Carnival, Inc., Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated April 16, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
April 16, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption "Executive Officers of the Company" at the end of PART I of this annual report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 31, 2009 and February 2, 2008

Consolidated Statements of Income for the years ended January 31, 2009, February 2, 2008, and February 3, 2007

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, February 2, 2008, and February 3, 2007

Consolidated Statements of Cash Flows for the years ended January 31, 2009, February 2, 2008, and February 3, 2007

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

Shoe Carnival, Inc.

Date: April 16, 2009	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Wayne Weaver	Chairman of the Board and Director	April 16, 2009
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 16, 2009
Mark L. Lemond	(Principal Executive Officer)

/s/ William E. Bindley	Director	April 16, 2009
William E. Bindley

/s/ Gerald W. Schoor	Director	April 16, 2009
Gerald W. Schoor

/s/ Kent A. Kleeberger	Director	April 16, 2009
Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer and Treasurer	April 16, 2009
W. Kerry Jackson	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	8-K	3-B	3/19/2007

4	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank	10-K	4(I)	4/29/1999

(ii) Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 24, 2000, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank

		10-K	4(II)	4/28/2000

(iii) Second Amendment to Amended and Restated Credit Agreement and Promissory Notes dated November 8, 2000, between Registrant and Firstar Bank N.A., First Union National Bank, Old National Bank and LaSalle Bank National Association

		10-Q	4(III)	12/12/2000

(iv) Third Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 18, 2002, between Registrant and U.S. Bank National Association, First Union National Bank, Old National Bank and LaSalle Bank National Association

		10-K	4(IV)	4/25/2002

(v) Fourth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated March 12, 2003, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

		10-K	4(V)	5/1/2003

(vi) Fifth Amendment to Amended and Restated Credit Agreement and Promissory Notes dated April 5, 2004, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Old National Bank and LaSalle Bank National Association

		10-K	4(VI)	4/14/2004

(vii) Assignment Agreement dated June 1, 2004 among LaSalle Bank National Association as Assignor, Fifth Third Bank (Southern Indiana) as Assignee, Registrant as Borrower and U.S. Bank National Association as Agent relating to the Amended and Restated Credit Agreement as further amended

		10-Q	4(VII)	6/8/2004

(viii) Sixth Amendment to Amended and Restated Credit Agreement and Notes dated April 5, 2005, between Registrant and U.S. Bank National Association, Wachovia Bank National Association, Fifth Third Bank (Southern Indiana) and Old National Bank

		8-K	4(VIII)	4/11/2005

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith

(ix) Seventh Amendment to Amended and Restated Credit Agreement and Notes dated March 31, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

		8-K	4(IX)	4/4/2006

(x) Eighth Amendment to Amended and Restated Credit Agreement and Notes dated December 15, 2006, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

		8-K	4(X)	12/15/2006

(xi) Ninth Amendment to Amended and Restated Credit Agreement and Notes dated June 10, 2008, between Registrant and U.S. Bank National Association, Wachovia Bank, National Association and Fifth Third Bank

		10-Q	4(XI)	6/11/2008

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B*	2006 Executive Incentive Compensation Plan	8-K	10-B	6/15/2006

10-C*	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-D	Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-E*	1993 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-E	9/15/1997

10-G*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-H*	Summary Compensation Sheet				X

10-I	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-L*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-M*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant's 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-N*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

10-O*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-O	12/11/2008

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
10-S*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10-S	12/17/2008

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10-T	12/17/2008

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10-U	12/17/2008

10-V*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10-V	12/17/2008

10-W*	Shoe Carnival, Inc. Deferred Compensation Plan	8-K	10-W	10/14/2008

21	A list of subsidiaries of Shoe Carnival, Inc				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
____________________

*       The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.