Form 10-Q
period 2009-05-02
SHOE CARNIVAL INC
filed 2009-06-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes	[ ]No

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

Number of Shares of Common Stock, $.01 par value, outstanding at June 11, 2009 were 12,917,486.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	14 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II	Other Information
	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 6.	Exhibits	21 - 23

	Signature		24

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	May 2,	January 31,	May 3,
(In thousands, except per share data)	2009	2009	2008
Assets
Current Assets
Cash and cash equivalents	$20,231	$24,817	$9,909
Accounts receivable	1,055	1,607	1,159
Merchandise inventories	188,234	189,494	192,318
Deferred income tax benefit	2,376	2,305	2,410
Other	7,326	4,234	6,693
Total Current Assets	219,222	222,457	212,489
Property and equipment-net	69,445	70,217	70,191
Other	635	400	431
Total Assets	$289,302	$293,074	$283,111

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$48,520	$60,320	$49,735
Accrued and other liabilities	15,775	11,600	15,072
Total Current Liabilities	64,295	71,920	64,807
Deferred lease incentives	5,621	5,844	4,920
Accrued rent	5,221	5,331	5,751
Deferred income taxes	1,104	1,144	558
Deferred compensation	2,865	2,678	3,742
Other	1,681	1,521	1,370
Total Liabilities	80,787	88,438	81,148

Shareholders' Equity:
Common stock, $.01 par value, 50,000
shares authorized, 13,657, 13,664 and 13,670 shares
issued at May 2, 2009, January 31, 2009
and May 3, 2008, respectively	137	137	137
Additional paid-in capital	67,309	67,686	72,630
Retained earnings	157,998	153,866	153,331
Treasury stock, at cost, 739, 745 and 1,054 shares at
May 2, 2009, January 31, 2009 and May 3, 2008,
respectively	(16,929)	(17,053)	(24,135)
Total Shareholders' Equity	208,515	204,636	201,963
Total Liabilities and Shareholders' Equity	$289,302	$293,074	$283,111

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 2, 2009	May 3, 2008
Net sales	$167,269	$162,119
Cost of sales (including buying,
distribution and occupancy costs)	120,629	115,039
Gross profit	46,640	47,080
Selling, general and administrative
expenses	40,056	39,323
Operating income	6,584	7,757
Interest income	(3)	(37)
Interest expense	42	33
Income before income taxes	6,545	7,761
Income tax expense	2,413	2,977
Net income	$4,132	$4,784

Net income per share:
Basic	$.33	$.39
Diluted	$.33	$.38

Average shares outstanding:
Basic	12,480	12,352
Diluted	12,520	12,447

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2009	13,664	(745)	$137	$67,686	$153,866	$(17,053)	$204,636
Stock-based compensation
income tax benefit				32			32
Employee stock purchase plan
purchases		6		(76)		124	48
Restricted stock awards	(7)
Stock-based compensation
expense				(333)			(333)
Net income					4,132		4,132
Balance at May 2, 2009	13,657	(739)	$137	$67,309	$157,998	$(16,929)	$208,515

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 2, 2009	May 3, 2008
Cash Flows From Operating Activities
Net income	$4,132	$4,784
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	3,883	4,138
Stock-based compensation	(230)	232
Loss on retirement of assets	32	63
Deferred income taxes	(111)	89
Lease incentives	119	0
Other	(206)	(347)
Changes in operating assets and liabilities:
Accounts receivable	552	(748)
Merchandise inventories	1,260	8,463
Accounts payable and accrued liabilities	(7,721)	(15,872)
Other	(3,211)	2,161
Net cash (used in) provided by operating activities	(1,501)	2,963

Cash Flows From Investing Activities
Purchases of property and equipment	(3,173)	(2,565)
Proceeds from sale of property and equipment	0	1
Net cash used in investing activities	(3,173)	(2,564)

Cash Flows From Financing Activities
Borrowings under line of credit	0	6,625
Payments on line of credit	0	(6,625)
Proceeds from issuance of stock	48	346
Excess tax benefits from stock-based compensation	40	(13)
Net cash provided by financing activities	88	333
Net (decrease) increase in cash and cash equivalents	(4,586)	732
Cash and cash equivalents at beginning of period	24,817	9,177
Cash and Cash Equivalents at End of Period	$20,231	$9,909

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$42	$33
Cash paid (received) during period for income taxes	$15	$(361)
Capital expenditures incurred but not yet paid	$1,665	$2,208

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

We determined that certain deposits and pre-paid expenses totaling $635,000 as of May 2, 2009 would not be utilized within the next 12 months and should be classified as long-term. Therefore, we have presented these amounts as Other in the long-term section of our condensed consolidated balance sheet. Similar assets in the amount of $400,000 and $431,000 as of January 31, 2009 and May 3, 2008, respectively, that had previously been classified as Other within Current Assets have been presented as long-term in the accompanying comparative condensed consolidated balance sheets.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 2, 2009	May 3, 2008
Basic shares	12,480	12,352
Dilutive effect of stock-based awards	40	95
Diluted shares	12,520	12,447

Options to purchase 417,100 shares of common stock for the first quarter of fiscal 2009 and options to purchase 213,400 shares of common stock for the first quarter of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price for the period.

Note 3 – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for financial assets and liabilities on February 3, 2008 and adopted the provisions of SFAS No. 157 for non-financial assets and liabilities on February 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See Note 6 – "Fair Value Measurements" to our notes to condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. We adopted the provisions of SFAS No. 141R on February 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued Financial Statement of Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted the provisions of FSP No. FAS 142-3 on February 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. FAS 157-4"). FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. FAS 115-2 and FAS 124-2"). FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. FAS 107-1 and APB 28-1"). FSP No. FSP FAS 107-1 and APB 28-1 requires publicly traded companies, as defined in Opinion No. 28, to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

The above three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe the adoption of these three FSPs will have a material impact on our condensed consolidated financial statements.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the thirteen-week period ended May 2, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 31, 2009	526,168	$12.77
Grants	0	0.00
Forfeited or expired	(7,000)	11.55
Exercised	0	0.00
Outstanding May 2, 2009	519,168	$12.79	3.62	$543
Options outstanding at May 2, 2009,
net of estimated forfeitures	513,932	$12.79	3.57	$543
Exercisable at May 2, 2009	485,001	$12.80	3.25	$543

The total fair value at grant date of previously non-vested stock options that vested during the thirteen-week periods ended May 2, 2009 and May 3, 2008 were $32,000 and $6,000, respectively.

No stock options were granted during the first quarter of fiscal 2009. The weighted-average fair value of options granted was $6.46 during the first quarter of fiscal 2008. The fair value of options granted during the first quarter of fiscal 2008 were estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

No stock options were exercised during the thirteen-week period ended May 2, 2009. The following table summarizes information regarding options exercised during the thirteen-week period ended May 3, 2008:

Thirteen
Weeks Ended
May 3, 2008
Total intrinsic value (1)	$26,600
Total cash received	$292,000
Associated excess income tax benefits recorded	$1,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at May 2, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	61,162	1.59	$4.46	61,162	$4.46
$8.56 – 12.14	102,585	4.31	$10.36	80,918	$10.05
$12.67 – 16.30	197,801	4.45	$13.17	185,301	$13.08
$17.12	157,620	2.92	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 3, 2008
Stock-based compensation expense before the recognized income tax
benefit	$21,000	$16,000
Income tax benefit	$8,000	$6,100

As of May 2, 2009, there was approximately $139,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

No previously non-vested stock awards vested during the first quarter of fiscal 2009 or fiscal 2008, and no stock awards were granted during the first quarter of fiscal 2009. The total number of non-vested stock awards and the weighted-average grant date fair value of these awards at both January 31, 2009 and May 2, 2009 was 434,234 and $15.97, respectively. The weighted-average grant date fair value of stock awards granted during the thirteen-week period ended May 3, 2008 was $12.50.

The following table summarizes information regarding stock-based compensation (income) expense recognized for restricted stock awards.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 3, 2008
Stock-based compensation (income) expense before the recognized
income tax benefit	$(362,000)	$207,000
Income tax (expense) benefit	$(133,000)	$79,400

The $362,000 of income recorded during the first quarter of fiscal 2009 was comprised of compensation expense of $291,000 offset by income of $653,000. The income was attributable to the reversal of the cumulative prior period expense for performance-based awards which now have been deemed by management as not probable of vesting.

As of May 2, 2009, there was approximately $3.7 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The expense is expected to be recognized over a weighted average period of 3.1 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to non-executive employees in the fourth quarter of fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), cash-settled SARs are classified as Accrued and other liabilities on the condensed consolidated balance sheet as of May 2, 2009 and January 31, 2009.

No previously non-vested SARs vested nor were any SARs granted during the first quarter of fiscal 2009. The total number of non-vested SARs and the weighted-average exercise price at both January 31, 2009 and May 2, 2009 was 157,000 and $9.72, respectively. The weighted-average remaining contractual term for non-vested SARs at May 2, 2009 was 4.6 years.

SFAS No. 123R requires the fair value of these liability awards be remeasured at each reporting period until the date of settlement. Increases or decreases in compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SARs awards was $3.62 as of May 2, 2009. The fair value was estimated using a trinomial lattice model with the following assumptions:

May 2, 2009
Risk free interest rate yield curve	0.06% - 2.03%
Expected dividend yield	0.0%
Expected volatility	58.30%
Maximum life	4.63 Years
Exercise multiple	1.7
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs.

Thirteen
Weeks Ended
May 2, 2009
Stock-based compensation expense before the recognized
income tax benefit	$103,000
Income tax benefit	$38,000

As of May 2, 2009, there was approximately $459,000 in unrecognized compensation expense related to non-vested SARs. The expense is expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 3, 2008
Stock-based compensation expense before the recognized income tax
benefit (1)	$8,000	$9,000
Income tax benefit	$3,000	$3,500

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 5 - Litigation Matters

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI sought payment of $1.2 million of unpaid retainage, $700,000 for services not yet billed, plus additional interest and legal fees. The retainage was withheld from progress billings for work performed on our distribution center and was recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. We filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We asserted that SDI breached our contract with SDI ("Contract") due to its failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract.

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to pay us $1.2 million towards the remediation of the distribution center's material handling system and to forego collection of the $1.2 million in unpaid retainage. In addition, both parties agreed to the dismissal of all pending litigation currently under arbitration. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a security interest in SDI's accounts receivable and by a standby letter of credit, renewable annually, in an amount not less than $200,000.

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with a company to provide recommendations as to system upgrades to improve throughput. Modifications in the range of $1 million to $3 million are expected to be complete prior to the end of fiscal 2009.

We are involved in various other legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 6 - Fair Value Measurements

As of February 1, 2009, SFAS No. 157 applies to both our financial and non-financial assets and liabilities. Although the adoption of SFAS No. 157 had no impact on our financial position or results of operations, it does result in additional disclosures regarding fair value measurements.

SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels.

  Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Our financial assets as of May 2, 2009, January 31, 2009, and May 3, 2008 included cash and cash equivalents. We did not have any financial liabilities measured at fair value for these periods. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis as of May 2, 2009, January 31, 2009, and May 3, 2008:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of May 2, 2009
Cash (1)	$14,680	$0	$0	$14,680
Credit and debit card receivables (2)	5,551	0	0	5,551
	$20,231	$0	$0	$20,231
As of January 31, 2009
Cash and short-term investments (1)	$20,920	$0	$0	$20,920
Credit and debit card receivables (2)	3,897	0	0	3,897
	$24,817	$0	$0	$24,817
As of May 3, 2008
Cash and short-term investments (1)	$4,627	$0	$0	$4,627
Credit and debit card receivables (2)	5,282	0	0	5,282
	$9,909	$0	$0	$9,909

(1)	Cash and short-term investments represents cash deposits and short-term investments held with financial institutions. The cash balances held in bank operating accounts are covered by the Federal Deposit Insurance Corporation Transaction Account Guarantee Program. Through the end of the period, non-interest checking accounts and certain low interest transaction accounts are fully guaranteed for the entire amount in the account. To date, we have experienced no loss or lack of access to either invested cash or cash held in our operating accounts. Short-term investments consist of investments in a money market account and commercial paper that accrue interest on a periodic basis.
(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

We did not have any fair value measurements for our non-financial assets and liabilities during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of the current economic downturn and the ailing credit markets; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, the primary manufacturers of footwear; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of May 2, 2009, we operated 313 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%
May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	72.1	71.0
Gross profit	27.9	29.0
Selling, general and
administrative expenses	24.0	24.2
Operating income	3.9	4.8
Interest (income) expense, net	0.0	0.0
Income before income taxes	3.9	4.8
Income tax expense	1.4	1.8
Net income	2.5%	3.0%

Operational Summary

We experienced stronger than anticipated sales during the month of February and although the last two months of the quarter did not result in a combined comparable store sales gain, our early quarter performance was strong enough to limit the decline in comparable sales to just 0.3% for the quarter. Comparable store sales performance was driven largely by athletic footwear, including both children's and adult sizes, which recorded a mid-single digit increase for the quarter.

Our customers continued to react to value pricing of our adult dress and casual product, especially during the clearance period of February through early March. The decline in our gross profit margin during the first quarter of fiscal 2009 was a direct result of this aggressive liquidation within our non-athletic categories. However, this did enable us to reduce inventory levels and end the quarter with per-store inventories down 8.4% as compared to the first quarter of fiscal 2008.

We were able to leverage our buying, distribution and occupancy costs, as well as our selling, general and administrative expenditures. Through the efforts of our store-level, distribution center and administrative management groups, total dollar increases in these areas of expense were held to a minimum.

As we look forward, we recognize our targeted middle income customer will continue to be impacted by the economic downturn and sales within the retail sector may continue to experience downward pressure. Therefore, we will continue to manage our business conservatively, maintaining tight control over both our inventories and our cost structure through the remainder of fiscal 2009.

Results of Operations for the First Quarter Ended May 2, 2009

Net Sales

Net sales increased $5.2 million to $167.3 million during the first quarter of fiscal 2009, a 3.2% increase over the prior year's net sales of $162.1 million. The increase in net sales was primarily due to a $9.4 million increase in sales generated by the 34 new stores opened since the beginning of fiscal 2008. This increase was partially offset by a 0.3% decrease in comparable store sales and the loss of sales from the 12 stores closed since the beginning of fiscal 2008.

Gross Profit

Gross profit decreased $440,000 to $46.6 million in the first quarter of fiscal 2009 from gross profit of $47.1 million in the comparable prior year period. Gross margins for the first quarter of 2009 decreased 1.1% over the same period last year to 27.9%. The merchandise margin decreased 1.3% primarily due to the aggressive liquidation efforts we undertook during the quarter to significantly lower our per-store inventories in women's footwear. We were able to leverage buying, distribution and occupancy costs, as a percentage of sales, by 0.2% and to limit the total dollar increase to approximately $305,000. This increase in expense was primarily related to the additional occupancy costs incurred for the operation of our new stores. The increase was partially offset by rent reductions on certain comparable stores, the elimination of rent from the stores closed since the beginning of fiscal 2008 and, to a lesser extent, other cost savings initiatives in our buying and distribution functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $733,000 in the first quarter of fiscal 2009 to $40.1 million, but as a percentage of sales decreased 0.2% to 24.0%. The increase in expense was primarily the result of the $1.6 million of additional cost incurred from the operation and support of the net new stores opened since the beginning of fiscal 2008, along with a $594,000 increase in self-insured health care costs resulting predominantly from several large medical claims. In addition to our continued focus on expense control and the resulting savings, these increases were partially offset by a reversal of $653,000 in stock-based compensation expense related to the reduction in the number of performance-based restricted shares anticipated to vest prior to their expiration.

Pre-opening costs were $481,000, or 0.3% of sales, for the first quarter of fiscal 2009 as compared to $34,000, or less than 0.1% of sales, for the first quarter of fiscal 2008. We opened ten stores in the first quarter of fiscal 2009 as compared to two stores in the first quarter of fiscal 2008. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Interest (Income) Expense, Net

We recorded net interest expense of $39,000 in the first quarter of fiscal 2009 as compared to net interest income of $4,000 in the first quarter of the prior year.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2009 decreased to 36.9% from 38.4% for the same time period in fiscal 2008.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash used in operating activities was $1.5 million in the first quarter of fiscal 2009 as compared to cash provided by operations of $3.0 million in the first quarter of 2008. The change in operating cash flow, when comparing the two periods of each year, was primarily driven by our aggressive management of inventory levels partially offset by the timing of payments for accounts payable and accrued liabilities.

Working capital increased to $155.6 million at May 2, 2009 from $148.1 million at May 3, 2008. This $7.5 million increase resulted primarily from an increase in cash and cash equivalents partially offset by a decrease in inventories. The current ratio at May 2, 2009 was 3.4 as compared to 3.3 at May 3, 2008. We had no long-term debt as of the end of either period.

We expended $3.2 million in cash during the first quarter of fiscal 2009 for the purchase of property and equipment, of which $2.9 million was for new stores.

During the first quarter of fiscal 2009, we opened ten new stores and we anticipate opening an additional five stores through the end of the year. Additional capital expenditures of approximately $6 million to $9 million will be made over the remainder of fiscal 2009, with $1 million to $3 million of this representing our anticipated investment in the remediation of our distribution center. The remaining capital expenditures will be incurred for the opening of new stores, store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. We currently anticipate receiving an additional $1.0 million in landlord incentives through the end of fiscal 2009. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2009 are expected to average approximately $338,000. The average inventory investment in a new store is expected to range from $350,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $62,000 per store in fiscal 2009.

We closed one store in the first quarter of fiscal 2009 and expect to close nine stores during the remainder of fiscal 2009. In connection with the 10 stores we plan on closing in fiscal 2009, we expect to incur $400,000 in store closing costs of which $140,000 was incurred during the first quarter. We will continue to evaluate under performing stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly on a store-by-store basis depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

As of May 2, 2009, our unsecured credit agreement provided for up to $95.0 million in cash advances on a revolving basis and commercial and standby letters of credit. Borrowings under the revolving credit line are based on eligible inventory and the following covenants: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) total distributions for stock repurchases will not exceed $50.0 million; and (4) cash dividends will not reduce our Total Shareholders' Equity, adjusted for the effect of any share repurchases, below that of the prior fiscal year-end. We were in compliance with these covenants as of May 2, 2009. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of May 2, 2009, there were no borrowings outstanding and letters of credit outstanding were $3.9 million. The amount available to us for additional borrowings was $87.8 million as of May 2, 2009.

Our $50.0 million share repurchase program will terminate on December 31, 2009, unless extended by our Board of Directors. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of May 2, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at May 2, 2009 was $21.9 million. No shares were repurchased during the first quarter of fiscal 2009.

On or about April 22, 2008, an arbitration claim was filed by SDI Industries, Inc. ("SDI") against us with the American Arbitration Association Western Case Management Center in Los Angeles, California, captioned SDI Industries, Inc. (Claimant and Counter-Respondent) v. Shoe Carnival, Inc. (Respondent and Counterclaimant), in which SDI sought payment of $1.2 million of unpaid retainage, $700,000 for services not yet billed, plus additional interest and legal fees. The retainage was withheld from progress billings for work performed on our distribution center and was recorded in accrued and other liabilities and fixed assets in our consolidated financial statements. We filed a Counterclaim and Response in this matter, denying SDI's claim, and seeking monetary damages of more than $3.0 million. We asserted that SDI breached our contract with SDI ("Contract") due to its failure to deliver our distribution center's material handling system pursuant to the specifications of the Contract.

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to pay us $1.2 million towards the remediation of the distribution center's material handling system and to forego collection of the $1.2 million in unpaid retainage. In addition, both parties agreed to the dismissal of all pending litigation currently under arbitration. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a security interest in SDI's accounts receivable and by a standby letter of credit, renewable annually, in an amount not less than $200,000.

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with a company to provide recommendations as to system upgrades to improve throughput. Modifications in the range of $1 million to $3 million are expected to be complete prior to the end of fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings during the first quarter of fiscal 2009.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 2, 2009, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 5 – "Litigation Matters" contained in the Notes to Condensed Consolidated Financial Statement included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

ITEM 6. EXHIBITS

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

Date: June 11, 2009		SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer