Form 10-Q
period 2009-08-01
SHOE CARNIVAL INC
filed 2009-09-10
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2009
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

Number of Shares of Common Stock, $.01 par value, outstanding at September 4, 2009 were 12,942,563.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 14

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

Part II	Other Information
	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits	24 - 25

	Signature		26

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	August 1,	January 31,	August 2,
(In thousands, except per share data)	2009	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$17,673	$24,817	$16,659
Accounts receivable	1,948	1,607	1,961
Merchandise inventories	216,728	189,494	208,409
Deferred income tax benefit	2,424	2,305	2,481
Other	7,540	4,234	7,920
Total Current Assets	246,313	222,457	237,430
Property and equipment-net	66,054	70,217	71,014
Other	1,627	400	463
Total Assets	$313,994	$293,074	$308,907

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$73,475	$60,320	$74,953
Accrued and other liabilities	13,712	11,600	14,546
Total Current Liabilities	87,187	71,920	89,499
Deferred lease incentives	5,791	5,844	4,735
Accrued rent	5,155	5,331	5,626
Deferred income taxes	905	1,144	917
Deferred compensation	3,187	2,678	3,395
Other	1,858	1,521	1,410
Total Liabilities	104,083	88,438	105,582

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,655, 13,664 and 13,664 shares issued at
August 1, 2009, January 31, 2009 and August 2, 2008,
respectively	137	137	137
Additional paid-in capital	67,428	67,686	72,821
Retained earnings	158,980	153,866	154,308
Treasury stock, at cost, 726, 745 and 1,045 shares at
August 1, 2009, January 31, 2009 and August 2, 2008,
respectively	(16,634)	(17,053)	(23,941)
Total Shareholders' Equity	209,911	204,636	203,325
Total Liabilities and Shareholders' Equity	$313,994	$293,074	$308,907

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$152,840	$158,480	$320,109	$320,599
Cost of sales (including buying,
distribution and occupancy costs)	111,916	116,334	232,545	231,373
Gross profit	40,924	42,146	87,564	89,226
Selling, general and administrative
expenses	39,020	40,661	79,076	79,984
Operating income	1,904	1,485	8,488	9,242
Interest income	(1)	(39)	(4)	(76)
Interest expense	42	36	84	69
Income before income taxes	1,863	1,488	8,408	9,249
Income tax expense	881	511	3,294	3,488
Net income	$982	$977	$5,114	$5,761

Net income per share:
Basic	$.08	$.08	$.41	$.47
Diluted	$.08	$.08	$.41	$.46

Average shares outstanding:
Basic	12,487	12,367	12,483	12,360
Diluted	12,569	12,463	12,543	12,455

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2009	13,664	(745)	$137	$67,686	$153,866	$(17,053)	$204,636
Stock option exercises		5		(93)		115	22
Stock-based compensation
income tax benefit				57			57
Employee stock purchase plan
purchases		10		(122)		206	84
Restricted stock awards	(9)	4		(98)		98	0
Stock-based compensation
income				(2)			(2)
Net income					5,114		5,114
Balance at August 1, 2009	13,655	(726)	$137	$67,428	$158,980	$(16,634)	$209,911

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 1,	August 2,
(In thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$5,114	$5,761
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	7,590	8,286
Stock-based compensation	220	559
Loss on retirement and impairment of assets	57	109
Deferred income taxes	(358)	377
Lease incentives	715	174
Other	(320)	(1,135)
Changes in operating assets and liabilities:
Accounts receivable	(241)	(1,550)
Merchandise inventories	(27,234)	(7,628)
Accounts payable and accrued liabilities	15,045	9,992
Other	(2,538)	(1,164)
Net cash (used in) provided by operating activities	(1,950)	13,781

Cash Flows From Investing Activities
Purchases of property and equipment	(5,474)	(6,700)
Proceeds from sale of property and equipment	8	2
Proceeds from note receivable	100	0
Net cash used in investing activities	(5,366)	(6,698)

Cash Flows From Financing Activities
Borrowings under line of credit	0	6,625
Payments on line of credit	0	(6,625)
Proceeds from issuance of stock	106	399
Excess tax benefits from stock-based compensation	66	0
Net cash provided by financing activities	172	399
Net (decrease) increase in cash and cash equivalents	(7,144)	7,482
Cash and cash equivalents at beginning of period	24,817	9,177
Cash and Cash Equivalents at End of Period	$17,673	$16,659

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$83	$66
Cash paid during period for income taxes	$180	$2,927
Capital expenditures incurred but not yet paid	$912	$3,092

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$1,160	$0
Recording of note receivable from litigation settlement (1)	$1,200	$0

(1)	See Note 5 – Litigation Matters for details of the settlement. Cumulative settlement served to reduce the value of originally acquired assets.

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

We determined that certain deposits and pre-paid expenses totaling $1.6 million as of August 1, 2009 would not be utilized within the next 12 months and should be classified as long-term. Therefore, we have presented these amounts as Other in the long-term section of our condensed consolidated balance sheet. Similar assets in the amount of $400,000 and $463,000 as of January 31, 2009 and August 2, 2008, respectively, that had previously been classified as Other within Current Assets have been presented as long-term in the accompanying comparative condensed consolidated balance sheets.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2009	2008	2009	2008
Basic shares	12,487	12,367	12,483	12,360
Dilutive effect of stock-based awards	82	96	60	95
Diluted shares	12,569	12,463	12,543	12,455

Options to purchase 410,400 shares of common stock for the second quarter of fiscal 2009 and options to purchase 413,200 shares of common stock for the first six months of fiscal 2009 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period. Options to purchase 227,100 shares of common stock for the second quarter of fiscal 2008 and options to purchase 220,300 shares of common stock for the first six months of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period.

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

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. FAS 157-4"). FSP No. FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. The adoption of FSP No. FAS 157-4 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. FAS 115-2 and FAS 124-2"). FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. The adoption of FSP No. FAS 115-2 and FAS 124-2 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. FAS 107-1 and APB 28-1"). FSP No. FSP FAS 107-1 and APB 28-1 requires publicly traded companies, as defined in Opinion No. 28, to disclose the fair value of financial instruments within the scope of FAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The adoption of FSP No. FAS 107-1 and APB 28-1 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165). SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Subsequent events were evaluated through September 10, 2009, the date on which the financial statements were issued. This assessment of subsequent events did not reveal the occurrence of any material events or transactions.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the twenty-six week period ended August 1, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 31, 2009	526,168	$12.77
Grants	0	0.00
Forfeited or expired	(8,000)	11.91
Exercised	(5,000)	4.38
Outstanding August 1, 2009	513,168	$12.87	3.40	$671
Options outstanding at August 1, 2009,
net of estimated forfeitures	511,319	$12.87	3.38	$670
Exercisable at August 1, 2009	479,001	$12.88	3.03	$649

The total fair value at grant date of previously non-vested stock options that vested during the twenty-six week periods ended August 1, 2009 and August 2, 2008 were $32,000 and $6,000, respectively.

No stock options were granted during the first half of fiscal 2009. The weighted-average fair value of options granted was $6.46 during the first half of fiscal 2008. The fair value of options granted during the first half of fiscal 2008 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Total intrinsic value (1)	$38,000	$0	$38,000	$26,600
Total cash received	$22,000	$0	$22,000	$291,800
Associated excess income tax benefits
recorded	$66,000	$0	$66,000	$6,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at August 1, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	56,162	1.33	$4.46	56,162	$4.46
$8.56 – 12.14	102,585	4.06	$10.36	80,918	$10.05
$12.67 – 16.30	196,801	4.23	$13.16	184,301	$13.07
$17.12	157,620	2.67	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$19,000	$22,000	$40,000	$37,000
Income tax benefit	$9,000	$8,000	$16,000	$14,000

As of August 1, 2009, there was approximately $120,500 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the twenty-six week period ended August 1, 2009:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 31, 2009	434,234	$15.97
Granted	4,284	12.26
Released	(1,034)	12.49
Forfeited	(1,500)	21.64
Non-vested at August 1, 2009	435,984	$15.92

The total fair value at grant date of previously non-vested stock awards that vested during the first half of fiscal 2009 was $12,900. No previously non-vested stock awards vested during the first half of fiscal 2008. The weighted-average grant date fair values of stock awards granted during the twenty-six week periods ended August 1, 2009 and August 2, 2008 were $12.26 and $12.50, respectively.

The following table summarizes information regarding stock-based compensation expense (income) for restricted stock awards:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stock-based compensation expense
(income) before the recognized income
tax benefit	$305,000	$296,100	$(57,000)	$503,000
Income tax benefit (expense)	$144,000	$101,700	$(22,000)	$189,700

The $57,000 of income recorded during the first half of fiscal 2009 was comprised of compensation expense of $596,000 offset by income of $653,000. The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards which now have been deemed by management as not probable of vesting.

As of August 1, 2009, there was approximately $3.5 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The expense is expected to be recognized over a weighted average period of 2.8 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to non-executive employees in the fourth quarter of fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), cash-settled SARs are classified as Accrued and other liabilities on the condensed consolidated balance sheet as of August 1, 2009 and January 31, 2009.

No previously non-vested SARs vested nor were any SARs granted during the first half of fiscal 2009. The total number of non-vested SARs and the weighted-average exercise price at both January 31, 2009 and August 1, 2009 was 157,000 and $9.72, respectively. The weighted-average remaining contractual term for non-vested SARs at August 1, 2009 was 4.4 years.

SFAS No. 123R requires the fair value of these liability awards be remeasured at each reporting period until the date of settlement. Increases or decreases in compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SARs awards was $4.15 as of August 1, 2009. The fair value was estimated using a trinomial lattice model with the following assumptions:

August 1, 2009
Risk free interest rate yield curve	0.14% - 2.53%
Expected dividend yield	0.0%
Expected volatility	59.34%
Maximum life	4.38 Years
Exercise multiple	1.7
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	August 1,	August 1,
	2009	2009
Stock-based compensation expense before the recognized
income tax benefit	$119,000	$222,000
Income tax benefit	$56,000	$87,000

As of August 1, 2009, there was approximately $390,000 in unrecognized compensation expense related to non-vested SARs. The expense is expected to be recognized over a weighted-average period of 1.38 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stock-based compensation expense before
the recognized income tax benefit (1)	$6,000	$9,500	$15,000	$19,000
Income tax benefit	$3,000	$3,300	$6,000	$7,000

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

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

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to forego collection of the $1.2 million in unpaid retainage and to pay us $1.2 million towards the remediation of the distribution center's material handling system. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a standby letter of credit, renewable annually, in an amount not less than $200,000 and by a security interest in SDI's accounts receivable. In addition, both parties agreed to the dismissal of all pending claims currently under arbitration. The installment due on the promissory note within the next 12 months has been recorded in Accounts receivable in our consolidated financial statements. The remaining balance of the promissory note is recorded in Other as a non-current asset. SDI remitted the first scheduled payment prior to the due date of July 1, 2009.

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with another distribution logistics company to provide recommendations to improve throughput and will implement certain of these recommendations in the second half of fiscal 2009 and also possibly in fiscal 2010.

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

Our financial assets as of August 1, 2009, January 31, 2009, and August 2, 2008 included cash and cash equivalents. We did not have any financial liabilities measured at fair value for these periods. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis as of August 1, 2009, January 31, 2009, and August 2, 2008:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of August 1, 2009
Cash (1)	$9,530	$0	$0	$9,530
Credit and debit card receivables (2)	8,143	0	0	8,143
	$17,673	$0	$0	$17,673
As of January 31, 2009
Cash and short-term investments (1)	$20,920	$0	$0	$20,920
Credit and debit card receivables (2)	3,897	0	0	3,897
	$24,817	$0	$0	$24,817
As of August 2, 2008
Cash and short-term investments (1)	$7,011	$0	$0	$7,011
Credit and debit card receivables (2)	9,648	0	0	9,648
	$16,659	$0	$0	$16,659

(1)	Cash and short-term investments represents cash deposits and short-term investments held with financial institutions. The cash balances held in bank operating accounts are covered by the Federal Deposit Insurance Corporation Transaction Account Guarantee Program. Through the end of the period, non-interest bearing checking accounts and certain low interest transaction accounts are fully guaranteed for the entire amount in the account. To date, we have experienced no loss or lack of access to either invested cash or cash held in our operating accounts. Short-term investments consist of investments in a money market account and commercial paper that accrue interest on a periodic basis.
(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

We did not have any fair value measurements for our non-financial assets and liabilities during the quarter or first half of fiscal 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of August 1, 2009, we operated 314 stores in 29 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%
August 1, 2009	313	2	1	314	6,000	3,419,000	(6.4)%
Year-to-date 2009	304	12	2	314	84,000	3,419,000	(3.3)%

May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%
August 2, 2008	293	12	2	303	87,000	3,341,000	(1.0)%
Year-to-date 2008	291	14	2	303	103,000	3,341,000	(3.0)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	73.2	73.4	72.6	72.2
Gross profit	26.8	26.6	27.4	27.8
Selling, general and
administrative expenses	25.6	25.7	24.7	24.9
Operating income	1.2	0.9	2.7	2.9
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.1	0.0
Income before income taxes	1.2	0.9	2.6	2.9
Income tax expense	0.6	0.3	1.0	1.1
Net income	0.6%	0.6%	1.6%	1.8%

Operational Summary

While consumer spending and the overall economic environment remained challenging in the second quarter of fiscal 2009, we were able to improve our year-over-year gross and operating margins for the second quarter and, therefore, record earnings per share equal to last year. We believe these results demonstrate the strength of our business model and our ability to effectively manage the controllable aspects of our business, particularly operating expenses, inventory, and our marketing and merchandising strategies.

Our net sales declined in the second quarter of fiscal 2009, compared to the prior year, primarily due to a decline in customer traffic. Comparable store sales fell 6.4%. We believe the absence of government stimulus checks, which were provided to consumers during the second quarter last year, was one of the contributing factors for the decline in traffic. In addition, sales-tax-free holidays in nine of our states shifted from the second quarter, where they were reported in fiscal 2008, into the third quarter this year. The shift in these sales-tax-free holidays, which have historically created a significant incentive for the consumer to shop, accounted for approximately 2% of our comparable store sales decline for the second quarter of fiscal 2009.

During the first quarter of fiscal 2009, we undertook an aggressive liquidation within our non-athletic categories which positioned us with a fresher product assortment for the second quarter. As a result, we were able to achieve an increase in the average net price and gross margin of our footwear during the second quarter of fiscal 2009 as compared to the prior year. Our per-store inventories at the end of the second quarter were approximately flat as compared to the end of the second quarter of fiscal 2008.

We tightly controlled selling, general and administrative expenses during the second quarter of fiscal 2009. This resulted in year-over-year savings of $1.7 million, despite opening two new stores during the quarter and operating 11 more stores than the same period last year. Approximately 30% of this savings was due to shifting a portion of our advertising into the third quarter to coincide with the shift in sales-tax-free holidays.

We experienced a favorable start to the third quarter of fiscal 2009, as the consumer responded well to both our athletic and non-athletic product assortments to satisfy their back-to-school needs. While considerable uncertainty remains regarding discretionary spending by consumers after the back-to-school period, we remain optimistic about our sales trend for the third quarter of fiscal 2009. Our management team has been through many economic cycles and we will continue to conservatively manage the controllable aspects of our business until we have better clarity with respect to a sustained economic recovery.

Results of Operations for the Second Quarter Ended August 1, 2009

Net Sales

Net sales decreased $5.7 million to $152.8 million during the second quarter ended August 1, 2009, a 3.6% decrease from the prior year's second quarter net sales of $158.5 million. The decrease in net sales was due to a comparable store sales decline of 6.4% in addition to the loss of sales from the 13 stores closed since the beginning of the second quarter of last year. Approximately 2% of the comparable store sales decline was attributable to the sales-tax-free holiday shift that occurred in nine of our states. These sales-tax-free holidays shifted from the second quarter, where they were reported in fiscal 2008, into the third quarter this year. This combined decrease was partially offset by an $8.1 million increase in sales generated by the new stores opened since the beginning of the second quarter of fiscal 2008.

Gross Profit

Gross profit decreased $1.2 million to $40.9 million in the second quarter of fiscal 2009 from gross profit of $42.1 million in the comparable prior year period. The gross margin in the second quarter of fiscal 2009 increased 0.2% from the same period last year to 26.8%. The merchandise margin increased 0.4%, largely as a result of efforts during the first quarter to liquidate seasonal product and enter the second quarter of fiscal 2009 with a fresher product assortment requiring less promotional pricing. While occupancy costs increased as a result of operating an additional 11 stores at the end of the second quarter of fiscal 2009 compared to the prior year, we were able to more than offset this increase through cost savings initiatives within our buying and distribution functions. However, as a percentage of sales, these costs increased 0.2% relative to the second quarter of fiscal 2008 due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million in the second quarter of fiscal 2009 to $39.0 million, or 25.6% of sales, from $40.7 million, or 25.7% of sales, in the comparable prior year period. Even though we operated an additional 11 stores at the end of the second quarter of fiscal 2009 compared to the prior year period, we were able to achieve expense savings in a number of store-level categories including supplies, depreciation and advertising. Advertising decreased $468,000, primarily due to the shift in the sales-tax-free holidays.

Pre-opening costs included in selling, general and administrative expenses were $153,000, or 0.1% of sales, for the second quarter of fiscal 2009 as compared to $406,000, or 0.3% of sales, for the second quarter of fiscal 2008. We opened two stores in the second quarter of fiscal 2009 as compared to 12 stores in the second quarter of fiscal 2008.

Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Interest (Income) Expense, Net

We recorded net interest expense of $41,000 in the second quarter of fiscal 2009 as compared to net interest income of $3,000 in the second quarter of the prior year. As returns available on short-term investments fell to record lows, we held our excess funds in non-interest bearing deposit accounts to offset bank service fees.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2009 increased to 47.3% from 34.3% for the second quarter of fiscal 2008. During the second quarter of both fiscal years, our rate was primarily impacted by the true up of the prior year estimated annual income tax rate.

Results of Operations for the Six Months Ended August 1, 2009

Net Sales

Net sales decreased $490,000 to $320.1 million during the six months ended August 1, 2009, from net sales of $320.6 million in the comparable prior year period. The decrease in net sales was due to a comparable store sales decline of 3.3% in addition to the loss of sales from the 13 stores closed since the beginning of fiscal 2008. Approximately 1% of the comparable store sales decline was attributable to the sales-tax-free holiday shift that occurred in nine of our states. These sales-tax-free holidays shifted from the second quarter, where they were reported in fiscal 2008, into the third quarter this year. This decrease was offset by a $17.3 million increase in sales generated by the new stores opened since the beginning of fiscal 2008.

Gross Profit

Gross profit decreased $1.6 million to $87.6 million in the first six months of fiscal 2009 from gross profit of $89.2 million in the comparable prior year period. The gross margin in the first half of fiscal 2009 decreased 0.4% from the same period last year to 27.4%. The merchandise margin decreased 0.4%, largely as a result of aggressive liquidation of non-athletic footwear in the first quarter of fiscal 2009. Both as a percentage of sales and in dollars, buying, distribution and occupancy costs remained flat with prior year. While occupancy costs increased on a year-over-year basis as a result of operating additional stores, we were able to offset this increase through cost savings initiatives within our buying and distribution functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $908,000 to $79.1 million, or 24.7% of sales, in the first half of fiscal 2009 from $80.0 million, or 24.9% of sales, in the comparable prior year period. Even though we operated additional stores during the first half of fiscal 2009 compared to the prior year period, we were able to achieve expense savings in a number of store-level categories, including depreciation and advertising. These savings were partially offset by an increase of $583,000 in employee health care, incentives and benefits.

Pre-opening costs included in selling, general and administrative expenses were $634,000, or 0.2% of sales, for the first half of fiscal 2009 as compared to $440,000, or 0.1% of sales, for the first half of fiscal 2008. We opened 12 stores in the first six months of fiscal 2009 as compared to 14 stores in the first six months of fiscal 2008. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Interest (Income) Expense, Net

We recorded net interest expense of $80,000 in the first half of fiscal 2009 as compared to net interest income of $7,000 in the first half of the prior year. As returns available on short-term investments fell to record lows, we held our excess funds for the majority of the first half of fiscal 2009 in non-interest bearing deposit accounts to offset bank service fees.

Income Taxes

The effective income tax rate for the first six months of fiscal 2009 increased to 39.2% from 37.7% compared to the same time period in 2008. The annual effective income tax rate is expected to be approximately 39.0%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash used in operations was $2.0 million in the first six months of fiscal 2009 as compared to net cash provided by operations of $13.8 million in the first six months of 2008. The change in operating cash flow, when comparing the two periods of each year, was primarily due to an increase in merchandise inventories, partially offset by related accounts payable. During the second quarter of fiscal 2008, given the adverse economic conditions, we lessened our historical back-to-school build up of inventory levels and as a result reduced our per-store inventories compared to the prior year period thus generating cash flow. We continued to reduce our per-store inventories in the second half of fiscal 2008. For the fiscal 2009 back-to-school season, we followed a more normalized inventory build cycle and did not reduce per-store inventories further on a year-over-year basis. Together with operating an additional 11 stores as compared to the second quarter of fiscal 2008, this increase in per-store inventories resulted in a use of cash in fiscal 2009.

Working capital increased to $159.1 million at August 1, 2009 from $147.9 million at August 2, 2008. Approximately $7.6 million of this increase was attributable to the merchandise inventories required to operate the additional 11 stores open on August 1, 2009 as compared to August 2, 2008. The current ratio at August 1, 2009 was 2.8 as compared to 2.7 at August 2, 2008. We had no interest bearing long-term debt as of the end of either period.

During the first half of fiscal 2009, we expended $5.5 million in cash for the purchase of property and equipment. Of this expenditure, $4.3 million was used for new stores, store remodeling and store relocation projects. An additional $685,000 was used to begin the remediation of our distribution center's material handling system. The remaining capital expenditures were used primarily for information technology and miscellaneous equipment purchases.

We opened 12 new stores during the first half of fiscal 2009 and we anticipate opening an additional four stores during the second half of the year. Capital expenditures of approximately $4.4 million to $6.2 million will be made during the second half of fiscal 2009. Our projected capital expenditures include a range of $300,000 to $2.3 million for further remediation of our distribution center's material handling system. The actual amount expended at the distribution center will be dictated by the level of remediation effort that can reasonably be undertaken during the second half of fiscal 2009. The remaining capital expenditures will be incurred for the opening of new stores, store remodels and various other store improvements, along with continued investments in technology and normal asset replacement activities. We currently anticipate receiving an additional $1.1 million in landlord incentives through the end of fiscal 2009. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. For fiscal 2009, our new stores will average proximately 9,700 square feet. Capital expenditures for a new store in fiscal 2009 are expected to average approximately $341,000 and tenant improvement allowances are expected to average $94,000. The average inventory investment in a new store is expected to range from $350,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $68,000 per store in fiscal 2009.

We closed two stores during the first half of both fiscal years. We expect to close six stores during the second half of fiscal 2009 as compared to closing nine stores in the second half of fiscal 2008. We will continue to evaluate underperforming stores for possible closing on a routine basis, which may result in the identification of additional store closings for the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

As of August 1, 2009, our unsecured credit agreement provided for up to $95.0 million in cash advances and commercial and standby letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The credit agreement contains the following covenants: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) total distributions for stock repurchases will not exceed $50.0 million; and (4) cash dividends will not reduce our Total Shareholders' Equity, adjusted for the effect of any share repurchases, below that of the prior fiscal year-end. We were in compliance with these covenants as of August 1, 2009. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of August 1, 2009, there were no cash advances outstanding and letters of credit outstanding were $12.0 million. The amount available to us for additional borrowings was $83.0 million as of August 1, 2009.

Our $50.0 million share repurchase program will terminate on December 31, 2009, unless extended by our Board of Directors. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of August 1, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at August 1, 2009 was $21.9 million. No shares have been repurchased since the fourth quarter of fiscal 2007.

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

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to forego collection of the $1.2 million in unpaid retainage and to pay us $1.2 million towards the remediation of the distribution center's material handling system. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a standby letter of credit, renewable annually, in an amount not less than $200,000 and by a security interest in SDI's accounts receivable. In addition, both parties agreed to the dismissal of all pending claims currently under arbitration. The installment due on the promissory note within the next 12 months has been recorded in Accounts receivable in our consolidated financial statements. The remaining balance of the promissory note is recorded in Other as a non-current asset. SDI remitted the first scheduled payment prior to the due date of July 1, 2009.

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with another distribution logistics company to provide recommendations as to system upgrades to improve throughput and will implement certain of these recommendations in the second half of fiscal 2009 and also possibly in fiscal 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings during the first half of fiscal 2009.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 1, 2009, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our common shareholders was held June 9, 2009.

Election of Directors

William E. Bindley and Kent A. Kleeberger were elected at the annual meeting to serve as our Directors for three-year terms. Mr. Bindley received 10,164,556 votes in favor of his election and 2,226,489 votes were withheld. Mr. Kleeberger received 10,174,047 votes in favor of his election and 2,216,998 votes were withheld.

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

Mark L. Lemond	2010
J. Wayne Weaver	2011
Gerald W. Schoor	2011

Other Matters Voted Upon at the Meeting

The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was ratified. Votes of 12,371,091 were cast in favor, 18,919 votes were cast against, 1,035 abstentions were recorded, and no broker non-votes were recorded with respect to such ratification.

ITEM 6. EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/12/2009

4	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank	10-K	4(I)	4/29/1999

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

Date: September 10, 2009	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer