Form 10-Q
period 2009-10-31
SHOE CARNIVAL INC
filed 2009-12-10
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009
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

Number of Shares of Common Stock, $.01 par value, outstanding at December 7, 2009 were 13,006,252.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 14

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	23

Part II	Other Information
	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	24

	Item 6.	Exhibits	24 - 26

	Signature		27

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	October 31,	January 31,	November 1,
(In thousands, except per share data)	2009	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$27,256	$24,817	$9,143
Accounts receivable	1,378	1,607	1,281
Merchandise inventories	204,000	189,494	194,827
Deferred income tax benefit	2,708	2,305	2,401
Other	2,897	4,234	8,125
Total Current Assets	238,239	222,457	215,777
Property and equipment-net	65,119	70,217	73,541
Other	1,590	400	454
Total Assets	$304,948	$293,074	$289,772

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$50,301	$60,320	$51,074
Accrued and other liabilities	18,832	11,600	14,777
Total Current Liabilities	69,133	71,920	65,851
Deferred lease incentives	6,364	5,844	5,012
Accrued rent	5,176	5,331	5,576
Deferred income taxes	915	1,144	1,672
Deferred compensation	3,381	2,678	2,795
Other	1,958	1,521	1,458
Total Liabilities	86,927	88,438	82,364

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,655, 13,664 and 13,664 shares issued at
October 31, 2009, January 31, 2009 and
November 1, 2008, respectively	137	137	137
Additional paid-in capital	67,666	67,686	71,926
Retained earnings	166,478	153,866	156,915
Treasury stock, at cost, 710, 745 and 942 shares at
October 31, 2009, January 31, 2009 and
November 1, 2008, respectively	(16,260)	(17,053)	(21,570)
Total Shareholders' Equity	218,021	204,636	207,408
Total Liabilities and Shareholders' Equity	$304,948	$293,074	$289,772

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$191,523	$170,063	$511,632	$490,662
Cost of sales (including buying,
distribution and occupancy costs)	134,424	123,746	366,969	355,119
Gross profit	57,099	46,317	144,663	135,543
Selling, general and administrative
expenses	44,880	42,389	123,956	122,373
Operating income	12,219	3,928	20,707	13,170
Interest income	(13)	(62)	(17)	(138)
Interest expense	42	42	126	111
Income before income taxes	12,190	3,948	20,598	13,197
Income tax expense	4,692	1,341	7,986	4,829
Net income	$7,498	$2,607	$12,612	$8,368

Net income per share:
Basic	$.60	$.21	$1.01	$.68
Diluted	$.59	$.21	$1.00	$.67

Average shares outstanding:
Basic	12,503	12,431	12,490	12,383
Diluted	12,662	12,539	12,573	12,483

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2009	13,664	(745)	$137	$67,686	$153,866	$(17,053)	$204,636
Stock option exercises		19		(296)		429	133
Stock-based compensation
income tax benefit				185			185
Employee stock purchase plan
purchases		12		(148)		266	118
Restricted stock awards	(9)	4		(98)		98	0
Stock-based compensation
expense				337			337
Net income					12,612		12,612
Balance at October 31, 2009	13,655	(710)	$137	$67,666	$166,478	$(16,260)	$218,021

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31,	November 1,
(In thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$12,612	$8,368
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	11,310	12,585
Stock-based compensation	757	694
Loss on retirement and impairment of assets	73	271
Deferred income taxes	(632)	1,212
Lease incentives	1,717	817
Other	(630)	(2,104)
Changes in operating assets and liabilities:
Accounts receivable	329	(870)
Merchandise inventories	(14,506)	5,954
Accounts payable and accrued liabilities	(4,928)	(14,771)
Other	4,436	(1,363)
Net cash provided by operating activities	10,538	10,793

Cash Flows From Investing Activities
Purchases of property and equipment	(8,651)	(12,575)
Proceeds from sale of property and equipment	8	3
Proceeds from note receivable	100	0
Net cash used in investing activities	(8,543)	(12,572)

Cash Flows From Financing Activities
Borrowings under line of credit	0	6,625
Payments on line of credit	0	(6,625)
Proceeds from issuance of stock	251	1,515
Excess tax benefits from stock-based compensation	193	230
Net cash provided by financing activities	444	1,745
Net increase (decrease) in cash and cash equivalents	2,439	(34)
Cash and cash equivalents at beginning of period	24,817	9,177
Cash and Cash Equivalents at End of Period	$27,256	$9,143

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$126	$108
Cash paid during period for income taxes	$180	$2,917
Capital expenditures incurred but not yet paid	$536	$4,205

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$1,160	$0
Recording of note receivable from litigation settlement (1)	$1,200	$0

(1)	See Note 5 – Litigation Matters for details of the settlement. Cumulative settlement served to reduce the value of originally acquired assets.

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

We determined that certain deposits and pre-paid expenses totaling $1.6 million as of October 31, 2009 would not be utilized within the next 12 months and should be classified as long-term. Therefore, we have presented these amounts as Other in the long-term section of our condensed consolidated balance sheet. Similar assets in the amount of $400,000 and $454,000 as of January 31, 2009 and November 1, 2008, respectively, that had previously been classified as Other within Current Assets have been presented as long-term in the accompanying comparative condensed consolidated balance sheets.

Note 2 - Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the period. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding as required by Accounting Standards Codification 260 "Earnings Per Share":

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands)	2009	2008	2009	2008
Basic shares	12,503	12,431	12,490	12,383
Dilutive effect of stock-based awards	159	108	83	100
Diluted shares	12,662	12,539	12,573	12,483

Options to purchase 195,000 shares of common stock for the third quarter of fiscal 2009 and options to purchase 410,000 shares of common stock for the first nine months of fiscal 2009 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period. Options to purchase 196,100 shares of common stock for the third quarter of fiscal 2008 and options to purchase 219,600 shares of common stock for the first nine months of fiscal 2008 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period.

Note 3 – Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative generally accepted accounting principles in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions will be incorporated into the ASC through Accounting Standards Updates. Our adoption of the ASC during the third quarter of fiscal 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows. For this initial period of adoption, we have included both the pre-adoption as well as post-adoption authoritative literature references.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," now ASC 820, "Fair Value Measurements and Disclosures" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of ASC 820 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted the provisions of ASC 820 for financial assets and liabilities on February 3, 2008 and adopted the provisions of ASC 820 for non-financial assets and liabilities on February 1, 2009. The adoption of ASC 820 did not have a material impact on our condensed consolidated financial statements. See Note 6 – "Fair Value Measurements" to our notes to condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," now ASC 805, "Business Combinations." ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. We adopted the provisions of ASC 805 on February 1, 2009. The adoption of ASC 805 did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued Financial Statement of Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," now ASC 350-30, "General Intangibles Other than Goodwill." ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted the provisions of ASC 350-30 on February 1, 2009. The adoption of ASC 350-30 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," now ASC 820. ASC 820 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. The adoption of ASC 820 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," now ASC 320, "Investments-Debt and Equity Securities." ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. The adoption of ASC 320 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," now ASC 825, "Financial Instruments." ASC 825 requires publicly traded companies to disclose the fair value of financial instruments within its scope in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The adoption of ASC 825 during the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," now ASC 855, "Subsequent Events." ASC 855 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Subsequent events were evaluated through December 10, 2009, the date on which the financial statements were issued. This assessment of subsequent events did not reveal the occurrence of any material events or transactions.

Note 4 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans for the thirty-nine week period ended October 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 31, 2009	526,168	$12.77
Grants	0	0.00
Forfeited or expired	(8,000)	11.91
Exercised	(18,712)	7.09
Outstanding October 31, 2009	499,456	$13.00	3.11	$1,351
Options outstanding at October 31,
2009, net of estimated forfeitures	497,531	$13.00	3.09	$1,346
Exercisable at October 31, 2009	465,289	$13.02	2.72	$1,269

The total fair value at grant date of previously non-vested stock options that vested during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 were $32,000 and $12,000, respectively.

No stock options were granted during the first nine months of fiscal 2009. The weighted-average fair value of options granted was $6.46 during the first nine months of fiscal 2008. The fair value of options granted during the first nine months of fiscal 2008 was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Total intrinsic value (1)	$100,000	$613,000	$138,000	$640,000
Total cash received	$111,000	$1,084,000	$133,000	$1,376,000
Associated excess income tax benefits
recorded	$125,000	$224,000	$191,000	$230,000

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at October 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	49,767	1.08	$4.48	49,767	$4.48
$8.56 – 12.14	95,268	3.50	$10.29	73,601	$9.93
$12.67 – 16.30	196,801	3.98	$13.16	184,301	$13.07
$17.12	157,620	2.42	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$19,000	$11,000	$58,000	$48,000
Income tax benefit	$7,000	$4,000	$22,000	$18,000

As of October 31, 2009, there was approximately $102,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions for the thirty-nine week period ended October 31, 2009:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 31, 2009	434,234	$15.97
Granted	4,284	12.26
Released	(1,034)	12.49
Forfeited	(1,500)	21.64
Non-vested at October 31, 2009	435,984	$15.92

The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2009 was $13,000. No previously non-vested stock awards vested during the first nine months of fiscal 2008. The weighted-average grant date fair values of stock awards granted during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 were $12.26 and $12.54, respectively.

The following table summarizes information regarding stock-based compensation expense for restricted stock awards:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$315,000	$118,000	$258,000	$621,000
Income tax benefit	$121,000	$40,000	$100,000	$227,000

The $258,000 of expense recorded during the first nine months of fiscal 2009 was comprised of compensation expense of $911,000 offset by income of $653,000. The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards which now have been deemed by management as not probable of vesting.

As of October 31, 2009, there was approximately $3.1 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The expense is expected to be recognized over a weighted average period of 2.6 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to non-executive employees in the fourth quarter of fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the day prior to exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with ASC 718, "Stock Compensation," cash-settled SARs are classified as Other liabilities on the condensed consolidated balance sheet as of October 31, 2009 and January 31, 2009.

No previously non-vested SARs vested nor were any SARs granted during the first nine months of fiscal 2009. The total number of non-vested SARs and the weighted-average exercise price at both January 31, 2009 and October 31, 2009 was 157,000 and $9.72, respectively. The weighted-average remaining contractual term for non-vested SARs at October 31, 2009 was 4.1 years.

ASC 718 requires the fair value of these liability awards be remeasured at each reporting period until the date of settlement. Increases or decreases in compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SARs awards was $5.25 as of October 31, 2009. The fair value was estimated using a trinomial lattice model with the following assumptions:

October 31, 2009
Risk free interest rate yield curve	0.01% - 2.31%
Expected dividend yield	0.0%
Expected volatility	59.78%
Maximum life	4.13 Years
Exercise multiple	1.74 - 1.8
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31,	October 31,
	2009	2009
Stock-based compensation expense before the recognized
income tax benefit	$198,000	$420,000
Income tax benefit	$78,000	$163,000

As of October 31, 2009, there was approximately $355,000 in unrecognized compensation expense related to non-vested SARs. The expense is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock-based compensation expense before
the recognized income tax benefit (1)	$6,000	$6,000	$21,000	$25,000
Income tax benefit	$2,000	$2,000	$8,000	$9,000

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

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

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with another distribution logistics company to provide recommendations to improve throughput and have begun implementation of certain of these recommendations and will continue to make improvements in fiscal 2010.

We are involved in various other legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 6 - Fair Value Measurements

As of February 1, 2009, ASC 820 applies to both our financial and non-financial assets and liabilities. Although the adoption of ASC 820 had no impact on our financial position or results of operations, it does result in additional disclosures regarding fair value measurements.

ASC 820 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels.

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

Our financial assets as of October 31, 2009, January 31, 2009, and November 1, 2008 included cash and cash equivalents. We did not have any financial liabilities measured at fair value for these periods. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis as of October 31, 2009, January 31, 2009, and November 1, 2008:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of October 31, 2009
Cash and short-term investments (1)	$23,364	$0	$0	$23,364
Credit and debit card receivables (2)	3,892	0	0	3,892
	$27,256	$0	$0	$27,256

As of January 31, 2009
Cash and short-term investments (1)	$20,920	$0	$0	$20,920
Credit and debit card receivables (2)	3,897	0	0	3,897
	$24,817	$0	$0	$24,817

As of November 1, 2008
Cash and short-term investments (1)	$5,626	$0	$0	$5,626
Credit and debit card receivables (2)	3,517	0	0	3,517
	$9,143	$0	$0	$9,143

(1)	Cash and short-term investments represents cash deposits and short-term investments held with financial institutions. The cash balances held in bank operating accounts are covered by the Federal Deposit Insurance Corporation Transaction Account Guarantee Program. Through the end of the period, non-interest bearing checking accounts and certain low interest transaction accounts are fully guaranteed for the entire amount in the account. To date, we have experienced no loss or lack of access to either invested cash or cash held in our operating accounts. Short-term investments consist of investments in commercial paper that accrue interest on a periodic basis.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

We did not have any fair value measurements for our non-financial assets and liabilities during the third quarter or first nine months of fiscal 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of the current economic downturn and the impact on the credit markets; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, the primary manufacturers of footwear; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of October 31, 2009, we operated 317 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Income Taxes - We calculate income taxes and account for uncertain tax positions in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. We are also required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%
August 1, 2009	313	2	1	314	6,000	3,419,000	(6.4)%
October 31, 2009	314	4	1	317	29,000	3,448,000	10.2%

Year-to-date 2009	304	16	3	317	113,000	3,448,000	1.4%

May 3, 2008	291	2	0	293	16,000	3,254,000	(4.9)%
August 2, 2008	293	12	2	303	87,000	3,341,000	(1.0)%
November 1, 2008	303	8	1	310	62,000	3,403,000	(5.0)%

Year-to-date 2008	291	22	3	310	165,000	3,403,000	(3.7)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.2	72.8	71.7	72.4
Gross profit	29.8	27.2	28.3	27.6
Selling, general and
administrative expenses	23.4	24.9	24.3	24.9
Operating income	6.4	2.3	4.0	2.7

Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Income before income taxes	6.4	2.3	4.0	2.7
Income tax expense	2.5	0.8	1.5	1.0
Net income	3.9%	1.5%	2.5%	1.7%

Operational Summary

The third quarter of fiscal 2009 surpassed our expectations in regards to many key financial metrics including comparable store sales gains, gross profit margin, aged inventory and cash generation. The consumer responded well to our wide selection of value priced family footwear enabling us to generate a net sales increase of 12.6% and a comparable store sales increase of 10.2%, both compared to the third quarter of fiscal 2008. This 10.2% comparable store sales gain was the second largest quarterly comparable store sales increase in our history. Our positive sales results were broad based with every product category delivering a comparable store sales increase.

Our gross profit margin increased to 29.8% for the third quarter of fiscal 2009 from 27.2% in the third quarter of fiscal 2008. The merchandise margin increased 1.1% primarily as a result of improved inventory management resulting in less clearance product along with strong sales of boots which carry a higher margin. We were able to leverage our buying, distribution and occupancy costs as a percentage of sales by 1.5% through a combination of higher sales and lower occupancy and distribution expenses.

Due to the strength of sales during the third quarter, we have recorded a 1.4% comparable store sales gain on a year-to-date basis. Our women's, children's and athletics categories recorded positive comparable store sales for the year and our overall gross profit margin is up 0.7%. Selling, general and administrative expenses increased only $1.6 million despite increasing our store base by a net of seven stores.

We expect our early-season strength in boots, particularly women's fashion boots, to continue into the holidays. In addition, we anticipate continued strength in the athletic category, in part, due to the favorable consumer response to wellness footwear. This type of footwear was not available in our stores last year. While our fourth quarter is historically not a quarter in which we report significant earnings, we do anticipate an improvement over the results in the fourth quarter last year. We expect positive comparable store sales and an improving gross profit margin will result in positive net earnings in the fourth quarter this year. We believe our business model of providing a wide selection of footwear for the entire family at a compelling value and in a fun shopping environment will continue to set us apart from the competition during the holiday shopping season.

Results of Operations for the Third Quarter Ended October 31, 2009

Net Sales

Net sales increased $21.4 million to $191.5 million during the third quarter ended October 31, 2009, a 12.6% increase from the prior year's third quarter net sales of $170.1 million. The increase in sales resulted from a 10.2% comparable store sales gain plus an $8.6 million increase in sales generated by new stores opened since the beginning of the third quarter of fiscal 2008. These increases were partially offset by a $3.5 million loss in sales resulting from the closing of 12 stores over the past four quarters.

The sales-tax-free holidays in nine of our states shifted from the second quarter of fiscal 2009, where they were reported in fiscal 2008, into the third quarter this year. We estimate this shift negatively affected our comparable store sales in the second quarter of fiscal 2009 by 2% and positively affected our comparable store sales in the third quarter of fiscal 2009 by 2%.

Gross Profit

Gross profit increased $10.8 million to $57.1 million in the third quarter of fiscal 2009 from gross profit of $46.3 million in the comparable prior year period. The gross margin in the third quarter of fiscal 2009 increased 2.6% from the same period last year to 29.8%. The merchandise margin increased 1.1% and buying, distribution, and occupancy costs, as a percentage of sales, decreased 1.5%. The merchandise margin benefited from less clearance activity and strong sales of men’s, women’s and children’s boots which carry a higher margin. The leverage on our buying, distribution and occupancy costs was the result of the sales increase combined with a $482,000 decrease in occupancy and distribution expenses as compared to the third quarter of fiscal 2008. While additional occupancy costs were incurred for the operation of our new stores, these increases were more than offset by rent reductions on certain comparable stores, the elimination of rent from the 12 stores closed during the past four quarters and lower store closing costs. Distribution costs declined on a year-over-year basis as a result of various cost saving initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million in the third quarter of fiscal 2009 to $44.9 million; however, our third quarter sales gain enabled us to leverage these costs as a percentage of sales by 1.5%. The $2.5 million increase between the comparable periods was primarily the result of incurring an additional $1.7 million in expense for incentive compensation along with an increase of $1.3 million in employee benefits. Included in employee benefits is our non-qualified deferred compensation plan. During the third quarter of fiscal 2008, we recorded a $742,000 loss on investments for this plan due to a decline in the stock markets. For the third quarter of fiscal 2009, we recorded earnings on investments for this plan of $89,000 resulting in an increase in expense between the two comparative periods of $831,000. Even though we operated an additional seven stores at the end of the third quarter of fiscal 2009, we were able to achieve significant expense savings in a number of categories, including depreciation.

Pre-opening costs included in selling, general and administrative expenses decreased $161,000 to $225,000, or 0.1% of sales, for the third quarter of fiscal 2009 as compared to $386,000, or 0.2% of sales, for the third quarter of fiscal 2008. We opened four stores in the third quarter of fiscal 2009 as compared to eight stores in the third quarter of fiscal 2008. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses decreased $279,000 in the third quarter of fiscal 2009 to $138,000, or 0.1% as a percentage of sales, as compared to $417,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2008. We closed one store during the third quarter of both fiscal 2009 and fiscal 2008 and incurred costs related to other planned closures. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest expense of $29,000 in the third quarter of fiscal 2009 as compared to net interest income of $20,000 in the third quarter of the prior year.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2009 increased to 38.5% from 34.0% for the third quarter of fiscal 2008. The unusually low tax rate in the third quarter of fiscal 2008 was the result of recording a period adjustment to reduce our estimated annual effective tax rate due to lowering projected annual earnings.

Results of Operations for the Nine Months Ended October 31, 2009

Net Sales

Net sales increased $20.9 million to $511.6 million during the nine months ended October 31, 2009, from net sales of $490.7 million in the comparable prior year period. The increase in sales resulted from a $25.9 million increase in sales generated by new stores opened since the beginning of fiscal 2008 in addition to a 1.4% comparable store sales gain. These increases were partially offset by an $11.3 million loss in sales resulting from closing 14 stores since the beginning of fiscal 2008.

Gross Profit

Gross profit increased $9.2 million to $144.7 million in the first nine months of fiscal 2009 from gross profit of $135.5 million in the comparable prior year period. The gross margin in the first nine months of fiscal 2009 increased 0.7% from the same period last year to 28.3%. The merchandise margin increased 0.1%. Both as a percentage of sales and in dollars, buying, distribution and occupancy costs declined on a year-over-year basis.

While occupancy costs increased on a year-over-year basis as a result of operating additional stores, we were able to offset these increases through cost saving initiatives within our buying and distribution functions resulting in a net expense savings of $514,000. This savings coupled with the increase in net sales resulted in us leveraging these costs by 0.6% as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million in the first nine months of fiscal 2009 to $124.0 million, or 24.3% of sales; however, the sales gain for the first nine months of fiscal 2009 enabled us to leverage these costs, as a percentage of sales, by 0.6%. The increase in expense between the two comparative periods was primarily the result of a $2.1 million increase in employee benefits along with incurring an additional $1.6 million in incentive compensation. Included in employee benefits is our non-qualified deferred compensation plan. During the first nine months of fiscal 2008, we recorded a loss on investments for this plan of $890,000 due to the decline in the stock markets. For the first nine months of fiscal 2009, we recorded earnings on investments for this plan of $391,000 resulting in an increase in expense between the two comparative periods of $1.3 million. Even though we operated additional stores during the first nine months of fiscal 2009 compared to the prior year period, we were able to reduce store-level expenses. Expense reductions resulted primarily from decreases in depreciation and advertising and recording lower store closing costs.

Pre-opening costs included in selling, general and administrative expenses were $859,000, or 0.2% of sales, for the first nine months of fiscal 2009 as compared to $826,000, or 0.2% of sales, for the first nine months of fiscal 2008. We opened 16 stores in the first nine months of fiscal 2009 as compared to 22 stores in the first nine months of fiscal 2008. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs included in selling, general and administrative expenses were $400,000, or 0.1% of sales, for the first nine months of fiscal 2009 as compared to $1.1 million, or 0.2% of sales, for the first nine months of fiscal 2008. We closed three stores during the first nine months of both fiscal 2009 and fiscal 2008 and incurred costs related to other planned closures. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest expense of $109,000 in the first nine months of fiscal 2009 as compared to net interest income of $27,000 in the first nine months of the prior year. As returns available on short-term investments fell to record lows, we held our excess funds for the first seven months of fiscal 2009 in non-interest bearing deposit accounts to offset bank service fees, which are included in selling, general and administrative expenses.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2009 increased to 38.8% from 36.6% for the same time period in 2008. The increase in rate between the two periods was primarily due to the federal tax rate falling below 35% in fiscal 2008 as a result of lower projected income before tax. The annual effective income tax rate for fiscal 2009 is expected to be approximately 39.0% compared to 36.5% for fiscal 2008.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Net cash provided by operations was $10.5 million in the first nine months of fiscal 2009 as compared to net cash provided by operations of $10.8 million in the first nine months of 2008. While the change in operating cash flow when comparing the two periods of each year was minimal, we did experience a significant change in inventory, accounts payable and income taxes between the two periods. Due to slowing sales trends during the first nine months of fiscal 2008, we reduced our average per-store inventories over prior year levels. We reacted to the increasing sales experienced during the fiscal 2009 back-to-school and early fall seasons by modestly increasing our inventories on a per-store basis. The increase in per-store inventory levels, along with operating additional stores, resulted in a significant shift in the use of cash when comparing the two periods. The resulting use of cash was mostly offset by the timing of payments for accounts payable, an increase in income taxes payable, and the increase in net income.

Working capital increased $19.2 million to $169.1 million at October 31, 2009 from $149.9 million at November 1, 2008 primarily as a result of our increase in cash and cash equivalents. Our strong earnings performance coupled with tightly controlling our inventory and fixed asset investments enabled us to increase our cash and cash equivalents by $18.1 million. The current ratio at October 31, 2009 was 3.5 as compared to 3.3 at November 1, 2008. We had no interest bearing long-term debt as of the end of either period.

During the first nine months of fiscal 2009, we expended $8.7 million in cash for the purchase of property and equipment. Of this expenditure, $6.3 million was used for new stores, store remodeling and store relocation projects. An additional $1.1 million was used to begin the remediation of our distribution center's material handling system. The remaining capital expenditures were used primarily for information technology and miscellaneous equipment purchases. We anticipate capital expenditures of approximately $1.3 million to $2.3 million will be made during the fourth quarter of fiscal 2009. We currently anticipate recognizing an additional $400,000 in landlord incentives through the end of fiscal 2009 to bring our total to $2.1 million for fiscal 2009.

During the first nine months of fiscal 2009, we opened 16 new stores averaging 9,700 square feet and have completed our new store openings for the fiscal year. On a per-store basis, the initial inventory investment averaged $484,000, capital expenditures averaged $359,000 and lease incentives received from landlords averaged $100,000. Pre-opening expenses such as advertising, salaries and supplies, have averaged approximately $55,000 per store.

We closed three stores during the first nine months of both fiscal years. We expect to close six stores during the fourth quarter of fiscal 2009 as compared to closing eight stores in the fourth quarter of fiscal 2008. We will continue to evaluate underperforming stores for possible closure in the current or future fiscal years. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Our unsecured credit agreement provides for up to $95.0 million in cash advances and commercial and standby letters of credit. Borrowings under the revolving credit line are based on eligible inventory. The credit agreement contains the following covenants: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) total distributions for stock repurchases will not exceed $50.0 million; and (4) cash dividends will not reduce our Total Shareholders' Equity, adjusted for the effect of any share repurchases, below that of the prior fiscal year-end. We were in compliance with these covenants as of October 31, 2009. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of October 31, 2009, there were no cash advances outstanding and letters of credit outstanding were $7.9 million. The amount available to us for additional borrowings was $87.1 million as of October 31, 2009.

During December 2006, the Board of Directors authorized a $50.0 million share repurchase program which will terminate on December 31, 2009. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of October 31, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that remained available under the existing repurchase authorization at October 31, 2009 was $21.9 million. No shares have been repurchased since the fourth quarter of fiscal 2007.

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

Although the investment we made in the distribution center will satisfy our distribution needs throughout fiscal 2009, we have not achieved the productivity that we expect will be required based on our plan for long-term store growth. We have contracted with another distribution logistics company to provide recommendations to improve throughput and have begun implementation of certain of these recommendations and will continue to make improvements in fiscal 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings during the first nine months of fiscal 2009.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 31, 2009, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. See our Notes to Condensed Consolidated Financial Statements, Note 5 – "Litigation Matters" included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q for further details on this matter. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 10, 2009	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer