Form 10-K
period 2010-01-30
SHOE CARNIVAL INC
filed 2010-04-15
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 30, 2010
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
                            [X] Yes                    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                            [  ] Yes                    [  ] No

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
                            [  ] Yes                    [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 1, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $229,134,000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 12, 2010 was 13,172,758.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 16, 2010 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 30, 2010

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of the current economic downturn and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. See ITEM 1A. RISK FACTORS of this report.

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors' by our distinctive, highly promotional in-store marketing effort and large stores that average 10,900 square feet, generate an average of approximately $2.2 million in annual sales and carry an average inventory of approximately 26,000 pairs of shoes per location. As of January 30, 2010, we operated 311 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States.

We make available free of charge through the Investor Relations portion of our website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have included our website address throughout this filing as textual references only. The information contained on our website is not incorporated into this Form 10-K.

Our annual report on Form 10-K as filed with the Securities and Exchange Commission is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at our corporate address.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to "we," "us," "our" and the "Company" in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries.

Business Strategy

Our goal is to continue to grow our net sales and earnings by strengthening our position as the logical destination store for our customers’ footwear needs. Key elements of our business strategy are as follows.

We offer a distinctive shopping experience. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and barker as the focal point in each store. With a microphone, this barker, or "mic-person", announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell through of in-season goods.

We offer a broad merchandise assortment. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. The average store carries approximately 26,000 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Expenses for signage and visual displays highlighting a particular brand will often be partially or fully reimbursed by the vendor.

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

Growth Strategy and Store Location

In reaction to the current economic environment, we have slowed our store growth during the past two years and will continue this slower growth until we see a sustained improvement in consumer spending and commercial real estate development. In fiscal 2010, we expect to open 10 to 15 stores and close 10 to 13 stores. These new stores will primarily be located in existing geographic areas. Our intention is to fill in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter new smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. Historically, we have adjusted and will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges. In fiscal years beyond 2010, we intend to increase our annual store growth rate to between 10% to 12% subject to the availability of sufficient real estate and a sustained recovery of the U.S. economy.

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

The number of stores opened and closed was as follows:

Fiscal years	2009	2008	2007
Stores open at beginning of year	304	291	271
Opened during year	16	24	25
Closed during year	9	11	5
Stores open at end of year	311	304	291

On January 30, 2010, we had 311 stores located in 30 states, primarily in the Midwest, South and Southeast regions of the United States. We prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls. Our stores averaged approximately 10,900 square feet, ranging in size from 6,000 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 86% of the gross store size.

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

Merchandising and Pricing

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family. Our stores carry an average of approximately 26,000 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise and select name brand closeouts. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store are based upon the demographics of each market, among other factors.

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

The table below sets forth our percentage of sales by product category:

Fiscal years	2009	2008	2007
Women’s	26%	26%	27%
Men’s	15	15	15
Children’s (1)	17	17	17
Athletics (2)	38	38	37
Accessories and Miscellaneous Items	4	4	4
	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.

(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In fiscal 2009, athletic styles, including children’s sizes, represented approximately half of our footwear sales.

One of our major goals is to improve our operating margins. We are focused on improving our operating margins by increasing our gross margin and to a lesser extent leveraging general and administrative expenses against a higher sales base.

Advertising and Promotion

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 55% of our total advertising budget was directed to television, radio and digital media in fiscal 2009. Print media (including inserts, direct mail and newspaper ads) and outdoor advertising accounted for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible.

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

Distribution

We utilize a single distribution center located in Evansville, Indiana. This facility is leased from a third party and can support the processing and distribution needs of a minimum of 460 stores to facilitate future growth. We negotiated in our lease the right to expand into a designated expansion area as long as we provide 120 days written notice to the property owner. Expansion under this option would provide us the processing capacity to support a total of approximately 650 stores.

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

We purchase merchandise from over 150 footwear vendors. In fiscal 2009, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for over 10% of our net sales and together accounted for over 36% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store general managers. In general, each store has a general manager and up to three assistant managers, depending on sales volume. Store operations personnel are charged with making certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items. Administrative functions are centrally controlled from the corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.

Employees

At January 30, 2010, we had approximately 4,300 employees, of which approximately 2,500 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

We attribute a large portion of our success in various areas of cost control to our inclusion of virtually all management level employees in incentive compensation plans. We contribute all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in Company-sponsored plans. Additionally, we sponsor a 401(k) retirement plan that is open to all employees who have met the minimum age and work hour requirements. All employees are eligible to receive discounts on purchases from our stores. We consider our relationship with our employees to be satisfactory.

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

Trademarks

We own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Innocence®, Carnival Lites®, Y-NOT?®, UNR8ED®, Solanz®, and 93 Octane®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the foreseeable future.

Executive Officers

Name	Age	Position
J. Wayne Weaver	75	Chairman of the Board and Director
Mark L. Lemond	55	President, Chief Executive Officer and Director
Timothy T. Baker	53	Executive Vice President - Store Operations
W. Kerry Jackson	48	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	56	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	43	Vice President - Controller

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

Ms. Yearwood was designated our principal accounting officer in March 2010 and has served as our Vice President - Controller since March 2005. Prior to that, Ms. Yearwood served as our corporate Controller since joining us in December 2002. Before joining us, Ms. Yearwood served in various financial positions for Brill Media Company, LP.

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our Directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2010 Annual Meeting of Shareholders.)

ITEM 1A. RISK FACTORS

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

The current economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:
  general economic, industry and weather conditions;

  unemployment trends;

  energy costs, which affect gasoline and home heating prices;

  the level of consumer debt;

  consumer credit availability;

  real estate values and foreclosure rates;

  consumer confidence in future economic conditions;

  interest rates;

  tax rates and policies; and

  war, terrorism, other hostilities and security concerns.
The merchandise we sell generally consists of discretionary items. Continued adverse economic conditions and unemployment rates, and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items. Any decrease in consumer demand could reduce traffic in our stores, limit the prices we can charge for our products and force us to take inventory markdowns, which could have a material adverse effect on our business, results of operations and financial condition. Reduced demand may also require increased selling and promotional expenses. Reduced demand and increased competition could increase the need to close underperforming stores, which could result in higher than anticipated closing costs.

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2009, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 36% of our net sales. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include: disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes and political unrest; problems with oceanic shipping, including shipping container shortages; economic crises and international disputes; currency exchange rate fluctuations; increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries; import duties, import quotas and other trade sanctions; increases in shipping rates imposed by the trans-Pacific shipping cartel; and the impact of regulatory changes in the United States and the countries where our manufacturers are located, including but not limited to new requirements relating to product safety and testing and new environmental requirements.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In fiscal 2010, capital expenditures are expected to range from $13 million to $15 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if we borrow funds and interest rates materially increase from present levels.

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

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price. We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting. We have expended, and expect that we will continue to expend, significant management time and resources documenting and testing our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a material adverse effect on our stock price.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and an adult child together own approximately 27.1% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

The following table identifies the number of our stores in each state as of January 30, 2010:

State	#	State	#
Alabama	10	Mississippi	6
Arkansas	8	North Carolina	17
Arizona	2	North Dakota	1
Colorado	4	Nebraska	1
Florida	24	Ohio	17
Georgia	12	Oklahoma	7
Idaho	4	Pennsylvania	3
Iowa	6	South Carolina	11
Illinois	27	South Dakota	2
Indiana	20	Tennessee	18
Kansas	3	Texas	38
Kentucky	12	Utah	5
Louisiana	12	Virginia	10
Michigan	5	Wisconsin	2
Missouri	20	West Virginia	4
		Total Stores	311

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

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to forego collection of the $1.2 million in unpaid retainage and to pay us $1.2 million towards the remediation of the distribution center's material handling system. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a standby letter of credit, renewable annually, in an amount not less than $200,000 and by a security interest in SDI's accounts receivable. In addition, both parties agreed to the dismissal of all pending claims under arbitration. The installment due on the promissory note within the next 12 months has been recorded in Accounts receivable in our consolidated financial statements. The remaining balance of the promissory note is recorded in Other as a non-current asset. SDI remitted the first scheduled payment prior to the due date of July 1, 2009.

We are involved in various other legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices were as follows:

Fiscal year 2009	High	Low
First Quarter	$12.25	$6.05
Second Quarter	14.18	9.25
Third Quarter	17.38	11.63
Fourth Quarter	21.14	14.69

Fiscal year 2008
First Quarter	$15.15	$11.52
Second Quarter	16.25	11.48
Third Quarter	18.45	10.20
Fourth Quarter	14.65	6.75

As of April 8, 2010 there were approximately 218 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2009.

Dividends

We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit agreement allows the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year.

Issuer Purchases of Equity Securities

Throughout fiscal 2009 we issued treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards. We also repurchased 19,241 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

In fiscal 2006, our Board of Directors authorized a $50.0 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2008. On October 8, 2008, the Board of Directors extended the date of termination one year to December 31, 2009. As of December 31, 2009, approximately 1.2 million shares had been repurchased at an aggregate cost of $28.1 million. The amount that was available upon the expiration of the repurchase authorization at December 31, 2009 was $21.9 million. The following table summarizes repurchase activity during the fourth quarter of fiscal 2009:

				Approximate
				Dollar Value of
			Total Number Of	Shares that
			Shares Purchased	May Yet Be
	Total Number of	Average	as Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Programs	Programs (2)
November 1, 2009 to
November 28, 2009	0	$0.00	0	$21,852,000
November 29, 2009 to
January 2, 2010	0	$0.00	0	$0
January 3, 2010 to
January 30, 2010	19,241	$20.47	0	$0
	19,241		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	The $50.0 million share repurchase program authorized by our Board of Directors in fiscal 2006 expired on December 31, 2009.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2009	2008	2007	2006	2005
Income Statement Data:
Net Sales	$682,422	$647,572	$658,680	$681,662	$655,638
Cost of sales (including buying,
distribution and occupancy
costs)	488,816	473,244	472,831	482,888	465,942
Gross Profit	193,606	174,328	185,849	198,774	189,696
Selling, general and
administrative expenses	168,476	165,953	166,717	161,144	158,860
Operating income	25,130	8,375	19,132	37,630	30,836
Interest income	(39)	(148)	(690)	(1,235)	(170)
Interest expense	174	153	264	152	524
Income before income taxes	24,995	8,370	19,558	38,713	30,482
Income tax expense	9,829	3,051	6,751	14,949	11,692
Net income	$15,166	$5,319	$12,807	$23,764	$18,790

Net income per share:
Basic	$1.21	$0.43	$0.99	$1.78	$1.43
Diluted	$1.20	$0.43	$0.97	$1.73	$1.40

Average shares outstanding
Basic	12,513	12,406	12,922	13,373	13,128
Diluted	12,660	12,492	13,158	13,744	13,457

Selected Operating Data (2):
Stores open at end of year	311	304	291	271	263
Square footage of store space
at year end (000’s)	3,372	3,335	3,238	3,062	3,012
Average sales per store (000’s)	$2,219	$2,206	$2,364	$2,544	$2,524
Average sales per square foot	$204	$198	$209	$223	$219
Comparable store sales (3)	3.5%	(4.6)%	(5.2)%	1.5%	6.9%
Balance Sheet Data:
Cash and cash equivalents	$44,168	$24,817	$9,177	$34,839	$20,304
Total assets	$311,641	$293,074	$291,616	$311,162	$274,833
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$221,829	$204,636	$196,612	$209,949	$181,155

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2009, 2008, 2007, 2006, and 2005 relate respectively to the fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007, and January 28, 2006. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)	Selected Operating Data has been adjusted to a comparable 52 week basis for fiscal 2006.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of January 30, 2010, we operated 311 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2009, 2008 and 2007 relate respectively to the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

Executive Summary

Fiscal 2009

During fiscal 2009, we achieved earnings per diluted share of $1.20, a 179% increase over the $0.43 earned in fiscal 2008. This increase resulted from a combination of top-line sales growth, strong gross profit improvement and our ability to maintain tight control over operating expenses. In addition:
  Net sales increased $34.8 million to $682.4 million, a 5.4% increase over the prior year.

  During the first six months of fiscal 2009, our comparable store sales declined 3.3%. However, customer traffic began to increase significantly in August (the beginning of the back to school selling season), and we saw sustained increases through the remainder of the year, which drove a 9.5% comparable store sales gain for the six-month period. For the full year, our comparable store sales increased 3.5%. This sales gain was largely driven by an increase in the average selling price of our footwear. We were able to raise our average price through an increase in the sale of higher priced footwear, such as boots and athletics, and by operating in a less promotional selling environment during the second half of fiscal 2009 compared to the prior year period.

  Our gross profit margin increased to 28.4% from 26.9% in fiscal 2008. Well-controlled inventories and strong fashion trends resulted in a merchandise margin increase of 0.8%. Buying, distribution and occupancy costs decreased 0.7%, as a percentage of sales, due to the leveraging effect of higher sales and a $932,000 decrease in expenses. Our expense savings were primarily related to cost reduction initiatives within our supply chain, which resulted in a 15% reduction in distribution logistics expense.

  Selling, general and administrative expenditures were well controlled, increasing only $2.5 million, or 1.5%, during fiscal 2009. These costs decreased 0.9% as a percentage of sales year-over-year.

  We opened 16 stores and closed nine stores during fiscal 2009, ending the year with 311 stores.

  By slowing our store growth and tightly controlling all other capital expenditures, our total capital expenditures decreased $8.4 million, as compared to the prior year.

  We generated $18.1 million of cash from operating activities (net of purchases of property and equipment) and ended the fiscal year with $44.2 million in cash and cash equivalents and no interest bearing debt.
Fiscal 2010

In fiscal 2010, we expect the positive sales trend we saw in the second half of fiscal 2009 to continue, particularly in the first half of the year where the sales comparisons are easier. However, we will continue to be cautious with our inventories, selling, general and administrative expenses and capital expenditures. In addition:
  Our per-store inventories are expected to increase in the mid-single digit percentage range in the first half of fiscal 2010 and low single digits in the second half of the year as compared to the prior year.

  Selling, general and administrative expenses are expected to rise moderately, primarily due to increases in employee compensation, including incentive compensation tied to financial performance, and advertising.

  Capital expenditures are expected to increase $3 to $5 million primarily due to our decision to return to a more normalized plan of remodeling our stores. We completed a minimal amount of remodeling during fiscal 2009.

  We anticipate opening 10 to 15 stores and closing 10 to 13 stores. We will accelerate our store growth when we see a sustained improvement in consumer spending and commercial real estate development.
By controlling the growth in our expense structure, inventories and capital expenditures in fiscal 2010, we anticipate having positive free cash flow for the year. This would be our seventh consecutive year of positive free cash flow.

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

Valuation of Long-Lived Assets - We review long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable and annually when no such event has occurred. We evaluate the ongoing value of assets associated with retail stores that have been open longer than two years. When events such as these occur, the assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

Income Taxes - We calculate income taxes and account for uncertain tax positions in accordance with current authoritative guidance. Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse. We are also required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and
occupancy costs)	71.6	73.1	71.8
Gross profit	28.4	26.9	28.2
Selling, general and
administrative expenses	24.7	25.6	25.3
Operating income	3.7	1.3	2.9
Interest income	(0.0)	(0.0)	(0.1)
Interest expense	0.0	0.0	0.1
Income before income taxes	3.7	1.3	2.9
Income tax expense	1.5	0.5	1.0
Net income	2.2%	0.8%	1.9%

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

2009 Compared to 2008

Net Sales

Net sales increased $34.8 million to $682.4 million in fiscal 2009, a 5.4% increase from net sales of $647.6 million in fiscal 2008. Comparable store sales increased 3.5%, or approximately $20.8 million, compared to the prior fiscal year. The 16 stores opened in fiscal 2009 along with the effect of a full year's worth of sales from the 24 stores opened in fiscal 2008 contributed an additional $32.2 million in sales. These sales increases were partially offset by the $18.1 million of sales lost from the 20 stores which were closed during the last two years.

Gross Profit

Gross profit increased $19.3 million to $193.6 million in fiscal 2009, an 11.1% increase from gross profit of $174.3 million in fiscal 2008. The gross profit margin for fiscal 2009 increased to 28.4% from 26.9% in fiscal 2008. As a percentage of sales, the merchandise margin increased 0.8% compared to the prior year, and buying, distribution and occupancy costs decreased 0.7%. Through tight control of inventories, we were able to reduce the level of promotional selling on a year-over-year basis. This, along with strong sales of boots and athletic footwear, positively affected our merchandise margin. The leverage on our buying, distribution and occupancy costs was the result of the sales increase combined with a $932,000 decrease in expenses primarily due to cost saving initiatives in distribution logistics. While additional occupancy costs were incurred for the operation of our new stores, these increases were largely offset by rent reductions on certain comparable stores, the elimination of rent from the 20 stores closed during the past two years and lower store closing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million to $168.5 million in fiscal 2009 from $166.0 million in fiscal 2008; however, our sales gain enabled us to leverage these costs by 0.9%, as a percentage of sales. Incentive compensation increased $3.5 million on a year-over-year basis due to our improved financial performance. Expenses related to employee benefits increased $1.6 million. This increase was associated with our non-qualified deferred compensation plan, which experienced an increase in value as a result of the rebound from the fiscal 2008 broad-based decline in the stock market. Health care costs increased $1.1 million in fiscal 2009 as compared to the prior year. These increases were partially offset by a decrease of $2.2 million in non-cash asset impairments and disposal charges associated with store closings, along with other operational cost savings.

Pre-opening costs included in selling, general and administrative expenses were $850,000, or 0.1% of sales, compared to $1.0 million, or 0.2% of sales, in fiscal 2008. We opened 16 stores in fiscal 2009 as compared to 24 stores in fiscal 2008. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. Our average pre-opening costs per store increased by $12,000 to $53,000 in fiscal 2009, primarily as a result of an increase in advertising.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2009 was $750,000, or 0.1% as a percentage of sales. These costs related to the closing of nine stores in fiscal 2009 and the impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods. In fiscal 2008, we incurred $3.3 million, or 0.5% as a percentage of sales, in costs related to the closing of 11 stores and the impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods. We have identified 13 stores to close in fiscal 2010, five in fiscal 2011, and one in fiscal 2012. However, the potential exists that further negotiations with our landlords could reverse our decision to close certain stores. We will continue to evaluate underperforming stores, which may result in additional closings for current or future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest Income and Expense, Net

Net interest expense increased to $135,000 in fiscal 2009 from $5,000 in fiscal 2008 primarily as a result of a reduction in interest income. As returns available on short-term investments fell to record lows, we held our excess funds for the first seven months of fiscal 2009 in non-interest bearing deposit accounts to offset bank service fees, which are included in selling, general and administrative expenses.

Income Taxes

The effective income tax rate was 39.3% for fiscal 2009 and 36.5% in fiscal 2008. The increase in rate between the two periods was primarily due to the federal tax rate falling below 35% in fiscal 2008 as a result of lower projected income before tax.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2009	2008	2007
Net income plus depreciation and amortization	$30,148	$22,164	$28,613
Deferred income taxes	(1,042)	780	(387)
Lease incentives	2,211	2,038	663
Changes in operating assets and liabilities	(4,635)	6,480	(11,378)
Other operating activities	1,215	616	2,368
Net cash provided by operating activities	27,897	32,078	19,879
Net cash used in investing activities	(9,685)	(18,201)	(18,041)
Net cash provided by (used in) financing activities	1,139	1,763	(27,500)
Net increase (decrease) in cash and cash equivalents	$19,351	$15,640	$(25,662)

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For fiscal 2009, net cash provided by operating activities was $27.9 million compared to net cash provided by operating activities of $32.1 million for fiscal 2008. These amounts reflect the income from operations adjusted for non-cash items and working capital changes.

Working capital increased to $176.5 million at January 30, 2010 from $150.5 million at January 31, 2009. This was primarily attributable to a $19.4 million increase in cash and cash equivalents and an $8.0 million increase in merchandise inventories, partially offset by a $1.8 million decrease in Other current assets. The current ratio at January 30, 2010 was 3.5 and for January 31, 2009 was 3.1. We had no outstanding interest bearing debt at January 30, 2010 or January 31, 2009.

Capital expenditures were $9.8 million in fiscal 2009, $18.2 million in fiscal 2008 and $18.4 million in fiscal 2007. No capital lease obligations were incurred during this three-year period. Of the fiscal 2009 capital expenditures, approximately $5.3 million was used for new stores, $1.4 million was used for remodels and relocations and $1.3 million was used to replace the software controlling the material handling equipment in our distribution center. The remaining capital expenditures for fiscal 2009 were used for continued investments in technology and normal asset replacement activities. Lease incentives received from landlords were $2.2 million, $2.0 million and $663,000 for fiscal years 2009, 2008 and 2007, respectively. Approximately $500,000 of the lease incentives received from landlords in fiscal 2009 represented monies that were negotiated for fiscal 2010 new stores and remodeling activities.

Capital expenditures are expected to be $13 million to $15 million in fiscal 2010. We intend to open approximately 10 to 15 stores at an expected total cost of $3.2 million to $4.8 million and to expend up to $4.8 million on remodeling activities. Lease incentives to be received from landlords are expected to be approximately $1.3 million. As part of our long-term strategy to grow our store base and increase our distribution capabilities, we are in the process of redesigning certain elements of the material handling system in our distribution center. Accordingly, we anticipate expending $1.5 million on these elements during fiscal 2010. The remaining capital expenditures are expected to be incurred for various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2010 are expected to average approximately $323,000 with landlord incentives averaging $32,700. The average inventory investment in a new store is expected to range from $325,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $96,000 per store in fiscal 2010. This represents a $43,000 increase over our average fiscal 2009 expenditure. The majority of the increase is attributable to our plan to significantly expand our advertising for new stores. On a per-store basis, for the 16 stores opened during fiscal 2009, the initial inventory investment averaged $484,000, capital expenditures averaged $360,000 and lease incentives received from landlords averaged $108,000.

Significant contractual obligations as of January 30, 2010 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
			2011 &	2013 &	2015 and
Contractual Obligations	Total	2010	2012	2014	after
Letters of credit	$10,110	$10,110	$0	$0	$0
Operating leases	239,261	44,028	74,248	52,357	68,628
Purchase commitments	208,170	208,170	0	0	0
Unrecognized tax positions	1,357	65	0	0	1,292
Deferred compensation	3,548	81	48	101	3,318
Total contractual obligations	$462,446	$262,454	$74,296	$52,458	$73,238

We entered into a new unsecured credit agreement effective January 20, 2010 which provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of January 30, 2010. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding or letters of credit outstanding under the new unsecured credit agreement at January 30, 2010. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities which does not lend itself to reliable forecasting for disclosure purposes. As of January 30, 2010, $50.0 million was available to us for additional borrowings under the credit facility.

Our prior unsecured credit agreement, which also provided for cash advances and the issuance of letters of credit, was set to mature on April 30, 2010. We did not incur early termination or prepayment penalties in connection with the replacement of this credit facility. Approximately $10.1 million of commercial letters of credit and a standby letter of credit issued under this credit facility remained outstanding at January 30, 2010. The standby letter of credit was replaced during March 2010 under our new unsecured credit agreement with a similar instrument. We will maintain cash and cash equivalents of a sufficient nature with the agent bank until such time all letters of credit have expired. We anticipate all remaining commercial letters of credit issued under our prior unsecured credit agreement will be satisfied prior to the end of the first quarter of fiscal 2010.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the "2015 and after" column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion along with other capital expenditures and other operating cash requirements for at least the next 12 months.

See Note 5 – "Long-Term Debt", Note 6 – "Leases", Note 7 – "Income Taxes" and Note 8 – "Employee Benefit Plans" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2009. We remain liable on three assignments of operating leases covering former store locations. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 30, 2010. See Note 6 – "Leases" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for the assignment of certain store operating leases and operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2009 or fiscal 2008, nor did we have any off-balance sheet arrangements outstanding at January 30, 2010 or January 31, 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2009. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by less than one thousand dollars in fiscal 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 30, 2010, January 31, 2009, and February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for the years ended January 30, 2010, January 31, 2009, and February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana

April 15, 2010

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 30,	January 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$44,168	$24,817
Accounts receivable	746	1,607
Merchandise inventories	197,452	189,494
Deferred income tax benefit	3,255	2,305
Other	2,480	4,234
Total Current Assets	248,101	222,457
Property and equipment – net	62,162	70,217
Other	1,378	400
Total Assets	$311,641	$293,074

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,235	$60,320
Accrued and other liabilities	14,353	11,600
Total Current Liabilities	71,588	71,920
Deferred lease incentives	6,501	5,844
Accrued rent	5,115	5,331
Deferred income taxes	1,052	1,144
Deferred compensation	3,548	2,678
Other	2,008	1,521
Total Liabilities	89,812	88,438

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized,
13,655 and 13,664 shares issued at January 30, 2010
and January 31, 2009	137	137
Additional paid-in capital	66,851	67,686
Retained earnings	169,032	153,866
Treasury stock, at cost, 622 and 745 shares at January 30, 2010
and January 31, 2009	(14,191)	(17,053)
Total Shareholders’ Equity	221,829	204,636
Total Liabilities and Shareholders’ Equity	$311,641	$293,074

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	$682,422	$647,572	$658,680
Cost of sales (including buying,
distribution and occupancy costs)	488,816	473,244	472,831

Gross profit	193,606	174,328	185,849
Selling, general and administrative expenses	168,476	165,953	166,717

Operating income	25,130	8,375	19,132
Interest income	(39)	(148)	(690)
Interest expense	174	153	264

Income before income taxes	24,995	8,370	19,558
Income tax expense	9,829	3,051	6,751

Net income	$15,166	$5,319	$12,807

Net income per share:
Basic	$1.21	$0.43	$0.99
Diluted	$1.20	$0.43	$0.97

Average shares outstanding:
Basic	12,513	12,406	12,922
Diluted	12,660	12,492	13,158

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional
	Common Stock			Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
February 3, 2007	13,561	0	$136	$73,959	$135,854	$0	$209,949
Stock option exercises	24	15		116		413	529
Stock-based compensation
income tax benefit				404			404
Employee stock purchase
plan purchases	2	7		(11)		182	171
Restricted stock awards	83	11	1	(310)		309	0
Common stock
repurchased		(1,238)				(28,499)	(28,499)
Stock-based compensation
expense				1,365			1,365
Cumulative effect of
adoption of ASC 740					(114)		(114)
Net income					12,807		12,807

Balance at
February 2, 2008	13,670	(1,205)	137	75,523	148,547	(27,595)	196,612
Stock option exercises		124		(1,462)		2,837	1,375
Stock-based compensation
income tax benefit				214			214
Employee stock purchase
plan purchases		16		(191)		356	165
Restricted stock awards	(6)	320		(7,350)		7,350	0
Common stock
repurchased						(1)	(1)
Stock-based compensation
expense				952			952
Net income					5,319		5,319

Balance at
January 31, 2009	13,664	(745)	137	67,686	153,866	(17,053)	204,636
Stock option exercises		125		(1,853)		2,851	998
Stock-based compensation
income tax benefit				376			376
Employee stock purchase
plan purchases		13		(157)		307	150
Restricted stock awards	(9)	4		(98)		98	0
Common stock
repurchased		(19)				(394)	(394)
Stock-based compensation
expense				897			897
Net income					15,166		15,166
Balance at
January 30, 2010	13,655	(622)	$137	$66,851	$169,032	$(14,191)	$221,829

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$15,166	$5,319	$12,807
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	14,982	16,845	15,806
Stock-based compensation	1,648	977	1,365
Loss on retirement and impairment of assets	228	2,454	1,814
Deferred income taxes	(1,042)	780	(387)
Lease incentives	2,211	2,038	663
Other	(661)	(2,815)	(811)
Changes in operating assets and liabilities:
Accounts receivable	961	(1,196)	537
Merchandise inventories	(7,958)	11,287	(4,119)
Accounts payable and accrued liabilities	40	(6,195)	(2,541)
Other	2,322	2,584	(5,255)
Net cash provided by operating activities	27,897	32,078	19,879

Cash Flows From Investing Activities
Purchases of property and equipment	(9,794)	(18,204)	(18,434)
Proceeds from sale of property and equipment	9	3	387
Proceeds from note receivable	100	0	0
Other	0	0	6
Net cash used in investing activities	(9,685)	(18,201)	(18,041)

Cash Flow From Financing Activities
Borrowings under line of credit	0	6,625	72,220
Payments on line of credit	0	(6,625)	(72,220)
Proceeds from issuance of stock	1,148	1,540	700
Excess tax benefits from stock-based compensation	385	224	299
Common stock repurchased	(394)	(1)	(28,499)
Net cash provided by (used in) financing activities	1,139	1,763	(27,500)
Net increase (decrease) in cash and cash equivalents	19,351	15,640	(25,662)
Cash and cash equivalents at beginning of year	24,817	9,177	34,839

Cash and Cash Equivalents at End of Year	$44,168	$24,817	$9,177

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$181	$151	$264
Cash paid during year for income taxes	$7,216	$3,022	$7,662
Capital expenditures incurred but not yet paid	$264	$1,695	$2,066

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$1,160	$0	$0
Recording of note receivable from litigation settlement (1)	$1,200	$0	$0

(1)	See Note 11 – Litigation Matters for details of the settlement. Cumulative settlement served to reduce the value of originally acquired assets.
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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2009, 2008, and 2007 relate respectively to the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the financial statement reporting date in addition to the reported amounts of certain revenues and expenses for the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances and actual results could differ from those estimates.

Cash and Cash Equivalents

We had cash and cash equivalents of $44.2 million at January 30, 2010 and $24.8 million at January 31, 2009. Additionally, credit and debit card receivables (which generally settle within three days) totaling $4.0 million and $3.9 million were included in cash equivalents at January 30, 2010 and January 31, 2009, respectively.

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 30, 2010, all invested cash was held in a bank commercial paper account with a maximum maturity of 30 days. While these investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank operating accounts.

At January 30, 2010 approximately $10.1 million of cash remained on deposit with a former banking agent in support of commercial and standby letters of credit that were issued in our normal course of business. We anticipate all commercial and standby letters of credit with this former banking agent to be satisfied prior to the end of the first quarter of fiscal 2010. No cash deposit arrangement was in place at January 31, 2009. See Note 5 – "Long-Term Debt" for further discussion.

Fair Value of Financial Instruments

Our financial assets as of January 30, 2010 and January 31, 2009 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets included on our consolidated balance sheet as of January 30, 2010 included long-lived assets that are measured at fair value after taking into account impairment charges. We did not have any non-financial liabilities measured at fair value for this period. See Note 3 – "Fair Value Measurements" for further discussion.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

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

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, our plans for future operations, recent operating results and projected cash flows. Based upon this review, we recorded non-cash impairment charges of $90,000, $2.1 million and $1.5 million in fiscal years 2009, 2008 and 2007, respectively.

Insurance Reserves

We use a combination of self-insurance and third-party insurance for workers' compensation, employee medical and general liability insurance. These plans have stop-loss provisions that protect us from individual and aggregate losses over specified dollar values. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, severity factors, statistical trends and in certain instances valuation assistance provided by independent third-parties. We evaluate our self-insured liabilities and the underlying assumptions on a quarterly basis and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event we determine an accrual should be increased or reduced, we will record such adjustments in the period in which such determination is made.

Deferred Lease Incentives

All cash incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $29.1 million, $28.7 million and $34.9 million in fiscal years 2009, 2008 and 2007, respectively.

Segments of an Enterprise and Related Information

We have identified each retail store as individual operating segments, which have been aggregated into one reportable business segment that offers the same principal product and service throughout the Midwest, South and Southeast regions of the United States.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We account for uncertain tax positions in accordance with current authoritative guidance and report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest expense and penalties, if any, related to uncertain tax positions in income tax expense.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Net Income Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share of common stock is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming the exercise of dilutive stock options and the vesting of restricted stock. The number of incremental shares is calculated by applying the treasury stock method. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding in accordance with current authoritative guidance:

(In thousands)	2009	2008	2007
Basic shares	12,513	12,406	12,922
Dilutive effect of stock-based awards	147	86	236
Diluted shares	12,660	12,492	13,158

Options to purchase 224,700 shares of common stock for fiscal 2009 and options to purchase 223,600 shares of common stock in fiscal 2008 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of our common stock for the periods. For fiscal 2007, there were no anti-dilutive shares.

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on the fair value of the awards. Stock-based awards include stock option grants, stock appreciation rights, restricted stock grants and certain transactions under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. This discount represents the difference between the grant date fair value and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

We apply an estimated forfeiture rate in calculating the stock-based compensation expense for the period. Forfeiture estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative generally accepted accounting principles in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions will be incorporated into the ASC through Accounting Standards Updates. Our adoption of the ASC during the third quarter of fiscal 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We adopted the provisions for financial assets and liabilities on February 3, 2008 and adopted the provisions for non-financial assets and liabilities on February 1, 2009. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 – "Fair Value Measurements."

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for specified entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. Additional disclosures are required to enable financial statement users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted the provisions on February 1, 2009. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance indicating that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. The adoption during the second quarter of fiscal 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance modifying the requirements for recognizing other-than-temporarily impaired debt securities and changing the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. This adoption during the second quarter of fiscal 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

We determined that certain deposits and pre-paid expenses totaling $378,000 as of January 30, 2010 would not be utilized within the next 12 months and should be classified as long-term. Therefore, we have presented these amounts as Other in the long-term section of our Consolidated Balance Sheets along with other long-term assets. Similar assets in the amount of $400,000 as of January 31, 2009 that had previously been classified as Other within Current Assets have been reclassified as long-term in the accompanying comparative Consolidated Balance Sheets.

Note 3 – Fair Value Measurements

As of February 1, 2009, we had adopted the provisions of current FASB guidance for both our financial and non-financial assets and liabilities. Although the adoption had no impact on our financial position or results of operations, it does result in additional disclosures regarding fair value measurements.

Guidance is provided for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels.
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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Our financial assets as of January 30, 2010 and January 31, 2009 included cash and cash equivalents. We did not have any financial liabilities measured at fair value for these periods. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of January 30, 2010
Cash and short-term investments (1)	$40,148	$0	$0	$40,148
Credit and debit card receivables (2)	4,020	0	0	4,020
	$44,168	$0	$0	$44,168

As of January 31, 2009
Cash and short-term investments (1)	$20,920	$0	$0	$20,920
Credit and debit card receivables (2)	3,897	0	0	3,897
	$24,817	$0	$0	$24,817

(1)	Cash and short-term investments represent cash deposits and short-term investments held with financial institutions. Short-term investments consist of commercial paper and money market funds. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

Our non-financial assets as of January 30, 2010 included certain long-lived assets that have been measured at fair value after taking into account impairment charges. We did not have any non-financial liabilities measured at fair value for this period. In accordance with the current authoritative guidance on accounting, long-lived assets with a carrying amount of $1.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $90,000, which was included in earnings for the period.

The following table summarizes our long-lived assets on which impairment charges were recorded:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
For the period ended January 30, 2010
Long-lived assets	$0	$0	$90	$90

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

	January 30,	January 31,
(In thousands)	2010	2009
Furniture, fixtures and equipment	$104,539	$105,913
Leasehold improvements	60,657	60,319
Total	165,196	166,232
Less accumulated depreciation and amortization	(103,034)	(96,015)

Property and equipment – net	$62,162	$70,217

Note 5 – Long-Term Debt

We entered into a new unsecured credit agreement (the "Credit Agreement") effective January 20, 2010 which provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of January 30, 2010. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of January 30, 2010, there were no cash advances or letters of credit outstanding under the Credit Agreement and the full $50.0 million revolving credit line was available to us for borrowings.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1% with the prime rate defined as the lesser of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” on commercial loans or (2) LIBOR plus 2.25% to 3.75%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.40% to 0.55% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. The Credit Agreement expires April 30, 2013.

Our prior unsecured credit agreement, which also provided for cash advances and the issuance of letters of credit, was set to mature on April 30, 2010. We did not incur early termination or prepayment penalties in connection with the replacement of this credit facility. Approximately $10.1 million of commercial letters of credit and a standby letter of credit issued under this credit facility remained outstanding at January 30, 2010 and cash approximating this amount remained on deposit with the agent bank in support of these obligations. The standby letter of credit was replaced under our new Credit Agreement during March 2010. We will maintain cash and cash equivalents of a sufficient nature with the agent bank until such time all remaining letters of credit have expired. We anticipate all letters of credit issued under our prior unsecured credit agreement will be satisfied prior to the end of the first quarter of fiscal 2010.

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2022. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All cash incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

We did not assign any store operating leases during fiscal 2009. We remain liable on three assignments of operating leases covering former store locations which were assigned to third parties in prior years. The assignments require us to make payments under the lease agreements in certain events of default. The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments was approximately $1.6 million at January 30, 2010. One assignment remains in effect until the lease expires in fiscal 2011. Two of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 30, 2010.

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

Rental expense for our operating leases consisted of:

(In thousands)	2009	2008	2007
Rentals for real property	$47,292	$46,628	$43,800
Contingent rent	52	50	22
Equipment rentals	334	393	452
Total	$47,678	$47,071	$44,274

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Future minimum lease payments at January 30, 2010 are as follows:

Operating
(In thousands)	Leases
2010	$44,028
2011	39,293
2012	34,955
2013	29,883
2014	22,474
Thereafter to 2022	68,628
Total	$239,261

Note 7 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2009	2008	2007
Current:
Federal	$9,188	$1,825	$6,992
State	1,683	446	146
Total current	10,871	2,271	7,138

Deferred:
Federal	(1,134)	758	(147)
State	92	22	(240)
Total deferred	(1,042)	780	(387)

Total provision	$9,829	$3,051	$6,751

We realized a tax benefit of $376,000, $214,000, and $404,000 in fiscal years 2009, 2008, and 2007, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2009	2008	2007
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax
benefit	7.1	5.6	(0.5)
Other	(2.8)	(4.1)	0.0
Effective income tax rate	39.3%	36.5%	34.5%

In fiscal 2009, we recorded $304,000 in federal employment related tax credits. In fiscal 2008, we recorded $414,000 and $35,000 in federal and state employment related tax credits, respectively. In fiscal 2007, we recorded $980,000 in state tax credits related to the investment in our new distribution center. Each of these credits reduced our effective tax rate in the respective year.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	January 30,	January 31,
(In thousands)	2010	2009
Deferred tax assets:
Accrued rent	$1,941	$2,053
Accrued compensation	1,996	1,462
Accrued employee benefits	1,734	1,273
Inventory	686	616
Self-insurance reserves	600	464
Lease incentives	1,371	651
Unrecognized tax benefits	597	487
State bonus depreciation add-back	200	193
Other	306	439
Total deferred tax assets	9,431	7,638

Deferred tax liabilities:
Depreciation	6,557	5,635
Capitalized costs	671	842
Total deferred tax liabilities	7,228	6,477
Net deferred tax asset	2,203	1,161
Less current deferred income tax benefit	(3,255)	(2,305)
Long-term deferred income taxes	$(1,052)	$(1,144)

As of January 30, 2010, we had no available state tax credits that could be carried forward.

Our unrecognized tax liabilities, as discussed below, relate to tax years encompassing our fiscal years 1999 through 2009, the tax years which remain subject to examination by major tax jurisdictions as of January 30, 2010. A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2009	2008	2007
Beginning balance	$1,135	$1,029	$567
Increases – tax positions in prior period	150	0	301
Decreases – tax positions in prior period	0	(20)	0
Gross increases – current period tax positions	179	126	161
Decreases related to settlements with taxing
authorities	(107)	0	0
Ending balance	$1,357	$1,135	$1,029

We have recorded $1.9 million in unrecognized tax liabilities as of January 30, 2010, of which $1.7 million is included in Other liabilities on the Consolidated Balance Sheets. This liability is comprised of $1.4 million related to unrecognized tax positions, $392,000 related to accrued interest and $112,000 related to accrued penalties. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income. If our uncertain tax positions become recognizable, the amount would reduce our effective tax rate.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

During the next twelve months we expect to effectively settle an uncertain tax position which could reduce our current portion of unrecognized tax liability by $65,000, excluding penalties and interest.

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

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $445,000, $450,000 and $447,000 in fiscal years 2009, 2008 and 2007, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 13,400, 15,600, and 9,200 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $150,000, $165,000 and $171,000 for fiscal years 2009, 2008 and 2007, respectively. At January 30, 2010, 114,702 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(In thousands)	2009	2008	2007 (1)
Stock-based compensation expense before
the recognized income tax benefit (2)	$26	$29	$30
Income tax benefit	$10	$11	$12

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $621,000 for fiscal 2009 and $269,000 for fiscal 2007. Due to the broad-based decline in the stock market, the plan recorded a loss of $1.1 million in fiscal 2008 which resulted in net compensation income of $977,000. Total deferred compensation liability at January 30, 2010 and January 31, 2009 was $3.5 million and $2.7 million, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans: the 1993 Stock Option and Incentive Plan (the "1993 Plan"), the Outside Directors Stock Option Plan (the "Directors Plan") and the 2000 Stock Option and Incentive Plan (the "2000 Plan").

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options can be exercised for up to 10 years from their date of grant. At January 30, 2010, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants have been made under this plan since fiscal 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At January 30, 2010, 11,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At January 30, 2010, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants. On June 12, 2008, the 2000 Plan was amended to increase the number of shares reserved for issuance to 2,000,000, and to extend the term of the 2000 Plan until the later of ten years from the date of adoption of the 2000 Plan by our shareholders or the approval of any amendment of the 2000 Plan by our shareholders. On October 8, 2008, the 2000 Plan was further amended to modify the change in control provisions and to provide that upon a change in control (as defined in the 2000 Plan), any shares of restricted stock will become fully vested in the participants. At January 30, 2010, 545,300 shares of unissued common stock were reserved for future grants under the 2000 Plan.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (Years)	thousands)
Outstanding at January 31, 2009	526,168	$12.77
Granted	0	0.00
Forfeited or expired	(8,000)	11.91
Exercised	(124,536)	8.02
Outstanding at January 30, 2010	393,632	$14.29	3.26	$1,566
Options outstanding at January 30, 2010,
net of estimated forfeitures	392,362	$14.30	3.25	$1,559
Exercisable at January 30, 2010	370,297	$14.37	2.96	$1,444

The total fair value at grant date of previously non-vested stock options that vested during fiscal 2009 and fiscal 2008 were $87,000 and $52,000, respectively.

No stock options were granted during fiscal 2009. The weighted-average fair value of options granted was $6.44 during fiscal 2008 and $4.90 during fiscal 2007. The fair value of options granted were estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding options exercised:

(In thousands)	2009	2008	2007
Total intrinsic value (1)	$1,290	$640	$578
Total cash received	$998	$1,375	$529
Associated excess income tax benefits
recorded	$385	$224	$203

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at January 30, 2010:

			Options Outstanding			Options Exercisable
			Number	Weighted	Weighted	Number	Weighted
Range of			of Options	Average	Average	of Options	Average
Exercise Price			Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38	–	5.75	12,267	0.74	$4.77	12,267	$4.77
$8.56	–	12.67	183,745	3.73	$12.33	172,077	$12.38
$13.86	–	16.30	40,000	6.14	$15.10	28,333	$15.29
	$17.12		157,620	2.18	$17.12	157,620	$17.12

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	2009	2008	2007 (1)
Stock-based compensation expense before
the recognized income tax benefit	$84	$71	$67
Income tax benefit	$33	$26	$26

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

As of January 30, 2010, there was approximately $85,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 31, 2009	434,234	$15.97
Granted	4,284	12.26
Vested	(70,684)	10.81
Forfeited	(1,500)	21.64
Non-vested at January 30, 2010	366,334	$16.89

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2009, 2008, and 2007 was $764,000, $64,000, and $871,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2008 and fiscal 2007 were $11.38 and $29.24, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2009	2008	2007 (1)
Stock-based compensation expense before
the recognized income tax benefit	$787	$852	$1,268
Income tax benefit	$309	$311	$492

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect of a reduction in state income taxes from state incentives related to the investment in our new distribution center.

The $787,000 of expense recognized in fiscal 2009 was comprised of compensation expense of $1.4 million offset by income of $653,000. The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards which now have been deemed by management as not probable of vesting.

As of January 30, 2010, there was approximately $2.6 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.5 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to certain non-executive employees in fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Consolidated Balance Sheets.

The following table summarizes the SARs activity:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at January 31, 2009	158,500	$9.72
Granted	0	0.00
Forfeited or expired	(3,500)	9.72
Exercised	(51,636)	9.72
Outstanding at January 30, 2010	103,364	$9.72	3.88

Exercisable at January 30, 2010	0	$0.00	0.00

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $5.86 as of January 30, 2010.

The fair value was estimated using a trinomial lattice model with the following assumptions:

January 30,
2010
Risk free interest rate yield curve	0.02% - 2.34%
Expected dividend yield	0.0%
Expected volatility	60.25%
Maximum life	3.88 Years
Exercise multiple	1.71 – 1.74
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2009	2008
Stock-based compensation expense before the recognized
income tax benefit	$751	$26
Income tax benefit	$295	$9

As of January 30, 2010, there was approximately $324,000 in unrecognized compensation expense related to non-vested SARs. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Note 10 – Business Risk

We purchase merchandise from over 160 footwear vendors. In fiscal 2009, two suppliers each accounted for approximately 10%, or more, of our purchases and together accounted for approximately 37% of our purchases. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 11 – Litigation Matters

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

On May 30, 2009, the parties entered into a settlement of the above matter. Under the terms of the settlement, SDI agreed to forego collection of the $1.2 million in unpaid retainage and to pay us $1.2 million towards the remediation of the distribution center's material handling system. The $1.2 million will be paid in installments over seven years and is evidenced by a promissory note secured by a standby letter of credit, renewable annually, in an amount not less than $200,000 and by a security interest in SDI's accounts receivable. In addition, both parties agreed to the dismissal of all pending claims under arbitration. The installment due on the promissory note within the next 12 months has been recorded in Accounts receivable in our consolidated financial statements. The remaining balance of the promissory note is recorded in Other as a non-current asset. SDI remitted the first scheduled payment prior to the due date of July 1, 2009.

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

Purchases made from LC Footwear, LLC were $8,000, $513,000, and $56,000 in fiscal years 2009, 2008 and 2007, respectively. Commissions paid to PL Footwear, Inc. were $763,000, $894,000 and $892,000 in fiscal years 2009, 2008 and 2007, respectively.

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2009 and 2008 include results for 13 weeks.

(In thousands, except per share data)

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter
Net sales	$167,269	$152,840	$191,523	$170,790
Gross profit	46,640	40,924	57,099	48,943
Operating income	6,584	1,904	12,219	4,423
Net income	4,132	982	7,498	2,554
Net income per share – Basic	$0.33	$0.08	$.60	$0.20
Net income per share – Diluted	$0.33	$0.08	$.59	$0.20

	First	Second	Third	Fourth
Fiscal 2008	Quarter	Quarter	Quarter	Quarter
Net sales	$162,119	$158,480	$170,063	$156,910
Gross profit	47,080	42,146	46,317	38,785
Operating income	7,757	1,485	3,928	(4,795)
Net income	4,784	977	2,607	(3,049)
Net income per share – Basic	$0.39	$0.08	$0.21	$(0.24)
Net income per share – Diluted	$0.38	$0.08	$0.21	$(0.24)

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Credited to	Balance at
Descriptions	Beginning	Cost and	Costs and	End of
(In thousands)	of Period	Expenses	Expenses	Period
Year ended February 2, 2008
Reserve for sales returns and allowances	$90	$60,940	$60,933	$97
Inventory reserve	$3,450	$950	$300	$4,100

Year ended January 31, 2009
Reserve for sales returns and allowances	$97	$61,167	$61,170	$94
Inventory reserve	$4,100	$650	$450	$4,300

Year ended January 30, 2010
Reserve for sales returns and allowances	$94	$69,621	$69,609	$106
Inventory reserve	$4,300	$1,069	$1,269	$4,100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that the Company's internal control over financial reporting was effective as of January 30, 2010.

The Company's internal control over financial reporting as of January 30, 2010 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 30, 2010, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management is continuously seeking to improve the efficiency and effectiveness of our operations and internal controls. This results in refinements to processes throughout the Company. As part of our continued strategy to grow our store base and increase capacity, we are in the process of redesigning certain elements of the material handling system in our distribution center. The internal controls impacted by this project are mainly automated and operational in nature. There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, IN

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated April 15, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
April 15, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption "Executive Officers" at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 30, 2010 and January 31, 2009

Consolidated Statements of Income for the years ended January 30, 2010, January 31, 2009, and February 2, 2008

Consolidated Statements of Shareholders’ Equity for the years ended January 30, 2010, January 31, 2009, and February 2, 2008

Consolidated Statements of Cash Flows for the years ended January 30, 2010, January 31, 2009, and February 2, 2008

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

Shoe Carnival, Inc.

Date:	April 15, 2010	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Wayne Weaver	Chairman of the Board and Director	April 15, 2010
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 15, 2010
Mark L. Lemond	(Principal Executive Officer)

/s/ William E. Bindley	Director	April 15, 2010
William E. Bindley

/s/ Gerald W. Schoor	Director	April 15, 2010
Gerald W. Schoor

/s/ Kent A. Kleeberger	Director	April 15, 2010
Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer	April 15, 2010
W. Kerry Jackson	and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Vice President - Controller	April 15, 2010
Kathy A. Yearwood	(Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/12/2009

4-A	(i) Amended and Restated Credit Agreement and Promissory Notes dated April 16, 1999, between Registrant and Mercantile Bank National Association, First Union National Bank and Old National Bank	10-K	4(I)	4/29/1999

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
		10-Q	4(XI)	6/11/2008

4-B	Credit Agreement, dated as of January 20, 2010, among Shoe Carnival, Inc., the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/25/2010

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B*	2006 Executive Incentive Compensation Plan	8-K	10-B	6/15/2006

10-C*	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-D	Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-E*	1993 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-E	9/15/1997

10-G*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-H*	Summary Compensation Sheet				X

10-I	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-L*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-M*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant's 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-N*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
10-O*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-O	12/11/2008

10-S*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10-S	12/17/2008

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10-T	12/17/2008

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10-U	12/17/2008

10-V*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10-V	12/17/2008

10-W*	Shoe Carnival, Inc. Deferred Compensation Plan	8-K	10-W	10/14/2008

21	A list of subsidiaries of Shoe Carnival, Inc				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
____________________

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.