Form 10-Q
period 2010-05-01
SHOE CARNIVAL INC
filed 2010-06-10
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2010
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

Number of Shares of Common Stock, $.01 par value, outstanding at June 4, 2010 were 13,177,208.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	May 1,	January 30,	May 2,
(In thousands, except per share data)	2010	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$51,760	$44,168	$20,231
Accounts receivable	1,376	746	1,055
Merchandise inventories	200,157	197,452	188,234
Deferred income tax benefit	3,453	3,255	2,376
Other	7,727	2,480	7,326
Total Current Assets	264,473	248,101	219,222
Property and equipment-net	60,879	62,162	69,445
Other	1,270	1,378	635
Total Assets	$326,622	$311,641	$289,302

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$53,722	$57,235	$48,520
Accrued and other liabilities	21,633	14,353	15,775
Total Current Liabilities	75,355	71,588	64,295
Deferred lease incentives	6,766	6,501	5,621
Accrued rent	5,115	5,155	5,221
Deferred income taxes	542	1,052	1,104
Deferred compensation	4,087	3,548	2,865
Other	2,262	2,008	1,681
Total Liabilities	94,127	89,812	80,787

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,655, 13,655 and 13,657 shares issued at
May 1, 2010, January 30, 2010 and May 2, 2009,
respectively	137	137	137
Additional paid-in capital	64,993	66,851	67,309
Retained earnings	178,279	169,032	157,998
Treasury stock, at cost, 478, 622 and 739 shares at
May 1, 2010, January 30, 2010 and May 2, 2009,
respectively	(10,914)	(14,191)	(16,929)
Total Shareholders' Equity	232,495	221,829	208,515
Total Liabilities and Shareholders' Equity	$326,622	$311,641	$289,302

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	May 1, 2010	May 2, 2009
Net sales	$189,457	$167,269
Cost of sales (including buying,
distribution and occupancy costs)	130,185	120,629
Gross profit	59,272	46,640
Selling, general and administrative expenses	44,281	40,056
Operating income	14,991	6,584
Interest income	(23)	(3)
Interest expense	69	42
Income before income taxes	14,945	6,545
Income tax expense	5,698	2,413
Net income	$9,247	$4,132

Net income per share:
Basic	$.73	$.33
Diluted	$.72	$.33

Average shares outstanding:
Basic	12,687	12,480
Diluted	12,874	12,520

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2010	13,655	(622)	$137	$66,851	$169,032	$(14,191)	$221,829
Stock option exercises		23		(201)		514	313
Stock-based compensation
income tax benefit				216			216
Employee stock purchase plan
purchases		3		(11)		70	59
Restricted stock awards		130		(2,968)		2,968
Common stock repurchased		(12)				(275)	(275)
Stock-based compensation
expense				1,106			1,106
Net income					9,247		9,247
Balance at May 1, 2010	13,655	(478)	$137	$64,993	$178,279	$(10,914)	$232,495

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Cash Flows From Operating Activities
Net income	$9,247	$4,132
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,509	3,883
Stock-based compensation	1,285	(230)
Loss on retirement and impairment of assets	1,171	32
Deferred income taxes	(708)	(111)
Lease incentives	652	119
Other	228	(206)
Changes in operating assets and liabilities:
Accounts receivable	(630)	552
Merchandise inventories	(2,705)	1,260
Accounts payable and accrued liabilities	(1,807)	(7,721)
Other	77	(3,211)
Net cash provided by (used in) operating activities	10,319	(1,501)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,280)	(3,173)
Proceeds from sale of property and equipment	300	0
Net cash used in investing activities	(2,980)	(3,173)

Cash Flows From Financing Activities
Proceeds from issuance of stock	372	48
Excess tax benefits from stock-based compensation	156	40
Purchase of treasury stock	(275)	0
Net cash provided by financing activities	253	88
Net increase (decrease) in cash and cash equivalents	7,592	(4,586)
Cash and cash equivalents at beginning of period	44,168	24,817
Cash and Cash Equivalents at End of Period	$51,760	$20,231

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$60	$42
Cash paid during period for income taxes	$957	$15
Capital expenditures incurred but not yet paid	$680	$1,665

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Note 2 - Net Income Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share of common stock is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming the exercise of dilutive stock options and the vesting of restricted stock. The number of incremental shares is calculated by applying the treasury stock method. The following table presents a reconciliation of our basic and diluted weighted average common shares outstanding in accordance with current authoritative guidance:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Basic shares	12,687	12,480
Dilutive effect of stock-based awards	187	40
Diluted shares	12,874	12,520

No options to purchase shares of common stock were excluded from the calculation for the first quarter of fiscal 2010. Options to purchase 417,100 shares of common stock were not included in the computation of diluted shares for the first quarter of fiscal 2009 because the options' exercise prices were greater than the average market price for the period.

Note 3 – Recently Issued Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board ("FASB") issued guidance which provides amendments that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, the guidance provides amendments that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The guidance is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. We adopted the guidance on January 31, 2010. This adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 4 - Fair Value Measurements

The FASB has established guidance for using fair value to measure assets and liabilities. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels.
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
Our financial assets as of May 1, 2010, January 30, 2010, and May 2, 2009 included cash and cash equivalents, which are valued using the market approach. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement. We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of May 1, 2010
Cash and short-term investments (1)	$45,667	$0	$0	$45,667
Credit and debit card receivables (2)	6,093	0	0	6,093
	$51,760	$0	$0	$51,760

As of January 30, 2010
Cash and short-term investments (1)	$40,148	$0	$0	$40,148
Credit and debit card receivables (2)	4,020	0	0	4,020
	$44,168	$0	$0	$44,168

As of May 2, 2009
Cash (1)	$14,680	$0	$0	$14,680
Credit and debit card receivables (2)	5,551	0	0	5,551
	$20,231	$0	$0	$20,231

(1)
Cash and short-term investments represent cash deposits and short-term investments held with financial institutions. Short-term investments consist of commercial paper and money market funds. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

The following table summarizes our long-lived assets on which impairment charges were recorded:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
For the period ended May 1, 2010
Long-lived assets held and used	$0	$0	$1,086	$1,086
For the period ended January 30, 2010
Long-lived assets held and used	$0	$0	$90	$90

Our non-financial assets as of May 1, 2010 and January 30, 2010 included certain long-lived assets that have been measured at fair value after taking into account impairment charges. Long-lived assets are reviewed for impairment in accordance with current authoritative literature whenever events or changes in circumstances indicate that full recoverability is questionable. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. As of May 1, 2010, long-lived assets held and used with a gross carrying amount of $7.2 million were written down to their fair value of $6.1 million, resulting in an impairment charge of $1.1 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $375,000. As of January 30, 2010, long-lived assets held and used with a carrying amount of $1.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $90,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $11,000. We did not have any non-financial liabilities measured at fair value for these periods.

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 30, 2010	393,632	$14.29
Grants	0	0.00
Forfeited or expired	(500)	17.12
Exercised	(22,500)	13.92
Outstanding May 1, 2010	370,632	$14.31	3.02	$4,947
Options outstanding at May 1, 2010,
net of estimated forfeitures	369,687	$14.32	3.01	$4,933
Exercisable at May 1, 2010	352,297	$14.40	2.77	$4,671

The total fair value at grant date of previously non-vested stock options that vested during the thirteen week periods ended May 1, 2010 and May 2, 2009 were $81,000 and $32,000, respectively. No stock options were granted during the first quarter of fiscal 2010 or fiscal 2009.

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Total intrinsic value (1)	$198	$0
Total cash received	$313	$0
Associated excess income tax benefits
recorded	$67	$0

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at May 1, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 5.75	11,017	0.52	$4.66	11,017	$4.66
$8.94 – 12.67	177,945	3.59	$12.43	166,277	$12.49
$13.68 – 16.30	34,550	5.62	$15.13	27,883	$15.28
$17.12	147,120	1.92	$17.12	147,120	$17.12

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Stock-based compensation expense before the recognized income tax
benefit	$22	$21
Income tax benefit	$8	$8

As of May 1, 2010, there was approximately $67,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Non-vested at January 30, 2010	366,334	$16.89
Granted	130,000	21.59
Vested	(37,889)	12.50
Forfeited	0	0.00
Non-vested at May 1, 2010	458,445	$18.59

The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2010 was $473,000. No previously non-vested stock awards vested during the first quarter of fiscal 2009. The weighted-average grant date fair value of stock awards granted during the quarter ended May 1, 2010 was $21.59. No stock awards were granted during the first quarter of fiscal 2009.

The following table summarizes information regarding stock-based compensation expense (income) recognized for restricted stock awards:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Stock-based compensation expense (income) before the recognized
income tax benefit	$1,074	$(362)
Income tax benefit (expense)	$409	$(133)

The $362,000 of income recorded during the first quarter of fiscal 2009 was comprised of compensation expense of $291,000 offset by income of $653,000. The income was attributable to the reversal of the cumulative prior period expense for performance-based awards which had been deemed by management as not probable of vesting. However, based on our improved financial outlook, a cumulative catch-up of $279,000 was recorded during the first quarter of fiscal 2010 for a portion of these awards now deemed probable of vesting.

As of May 1, 2010, there was approximately $4.8 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.2 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to certain non-executive employees in fiscal 2008 such that one-third of the shares underlying the SARs granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, cannot exceed 100% of the exercise price. In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets.

The following table summarizes the SARs activity:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at January 30, 2010	103,364	$9.72
Granted	0	0.00
Forfeited or expired	(1,334)	9.72
Exercised	0	0.00
Outstanding at May 1, 2010	102,030	$9.72	3.63

Exercisable at May 1, 2010	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $7.92 as of May 1, 2010.

The fair value was estimated using a trinomial lattice model with the following assumptions:

May 1, 2010
Risk free interest rate yield curve	0.14% - 2.43%
Expected dividend yield	0.0%
Expected volatility	60.11%
Maximum life	3.63 Years
Exercise multiple	1.71 – 1.74
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Stock-based compensation expense before the recognized
Income tax benefit	$179	$103
Income tax benefit	$68	$38

As of May 1, 2010, there was approximately $350,000 in unrecognized compensation expense related to non-vested SARs. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	May 1, 2010	May 2, 2009
Stock-based compensation expense before the recognized income tax
benefit (1)	$10	$8
Income tax benefit	$4	$3

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of the current economic downturn and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Spain and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of May 1, 2010, we operated 311 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Valuation of Long-Lived Assets - We review long-lived assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable. We evaluate the ongoing value of assets associated with each retail store that has been open longer than one year. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment and if actual results or market conditions differ from those anticipated, additional losses may be recorded.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%

May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	68.7	72.1
Gross profit	31.3	27.9
Selling, general and
administrative expenses	23.4	24.0
Operating income	7.9	3.9
Interest (income) expense, net	0.0	0.0
Income before income taxes	7.9	3.9
Income tax expense	3.0	1.4
Net income	4.9%	2.5%

Executive Summary for First Quarter Ended May 1, 2010

During the first quarter of fiscal 2010, earnings per diluted share increased 118% to an all-time Company record of $0.72. For the first quarter of fiscal 2009, we reported earnings of $0.33 per diluted share. This increase in earnings per share resulted from a combination of top-line sales growth, gross profit margin improvement and our continued control of operating expenses.
  Net sales increased $22.2 million to $189.5 million, a 13.3% increase over the prior year.

  During the first quarter of fiscal 2010, our comparable store sales increased 13.1%, which represents the highest quarterly comparable store sales growth achieved in the history of Shoe Carnival. Our sales gains were largely driven by an increase in the number of footwear units sold as the consumer responded favorably to our assortment of footwear. We also raised our average price through an increase in the sale of higher priced footwear and by operating in a less promotional selling environment than during the comparable prior year period.

  Our gross profit margin increased to 31.3% from 27.9% in the first quarter of fiscal 2009. Significantly reduced promotional activity combined with strong sales of athletic and toning footwear as compared to the prior year resulted in our merchandise margin increasing 2.2%. Buying, distribution and occupancy costs decreased 1.2%, as a percentage of sales, due to the leveraging effect of higher sales.

  Selling, general and administrative expenditures remained well controlled and decreased 0.6% as a percentage of sales as compared to the first quarter of fiscal 2009.

  We generated $7.0 million of cash from operating activities (net of purchases of property and equipment) and ended the first quarter of fiscal 2010 with $51.8 million in cash and cash equivalents and no interest bearing debt.

Results of Operations for the First Quarter Ended May 1, 2010

Net Sales

Net sales increased $22.2 million to $189.5 million during the first quarter of fiscal 2010, a 13.3% increase over the prior year's net sales of $167.3 million. Comparable store sales increased a record 13.1%, or approximately $21.0 million, compared to the prior year period. The three stores opened in the first quarter of fiscal 2010 along with the effect of a full quarter's worth of sales from the 16 stores opened in fiscal 2009 contributed an additional $4.9 million in sales. These sales increases were partially offset by the $3.7 million of sales lost from the stores which were closed since the beginning of fiscal 2009.

Gross Profit

Gross profit increased $12.7 million to $59.3 million in the first quarter of fiscal 2010 from gross profit of $46.6 million in the comparable prior year period. The gross profit margin for the first quarter of 2010 increased to 31.3% from 27.9% in the first quarter of fiscal 2009. During the first quarter of fiscal 2009, our merchandise margin was negatively impacted by our need to aggressively liquidate certain women's footwear. Inventories were well-controlled during the first quarter of fiscal 2010 and with strong fashion trends we raised the merchandise margin 2.2% as compared to the prior year period. Buying, distribution and occupancy costs decreased 1.2%, as a percentage of sales, primarily due to the leveraging effect of higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million in the first quarter of fiscal 2010 to $44.3 million; however, our sales gain enabled us to leverage these costs by 0.6% as a percentage of sales. Expense associated with incentive compensation increased $3.6 million during the first quarter of fiscal 2010, as compared to the prior year period, due to our improved financial performance. Also during the first quarter of fiscal 2010, we recorded a non-cash asset impairment of $1.1 million related to certain underperforming stores. These increases were partially offset by a $915,000 decrease in our self-insured health care costs as compared to the first quarter of fiscal 2009 when we experienced unusually high claim activity. The costs related to our self-insured health care programs are subject to a certain degree of volatility and can vary materially between reporting periods.

Pre-opening costs included in selling, general and administrative expenses were $175,000, or 0.1% of sales, for the first quarter of fiscal 2010 as compared to $481,000, or 0.3% of sales, for the first quarter of fiscal 2009. We opened three stores in the first quarter of fiscal 2010 as compared to ten stores in the first quarter of fiscal 2009. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first quarter of fiscal 2010 were $1.2 million, or 0.7% as a percentage of sales. In the first quarter of fiscal 2009, we incurred $130,000, or 0.1% as a percentage of sales.

Interest (Income) Expense, Net

We recorded net interest expense of $46,000 in the first quarter of fiscal 2010 as compared to net interest expense of $39,000 in the first quarter of the prior year.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2010 increased to 38.1% from 36.9% for the same time period in fiscal 2009. The increase in tax rates between the two periods was primarily due to the federal tax rate in the first quarter of fiscal 2009 falling below 35% as a result of lower projected income before income taxes.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operating activities was $10.3 million in the first quarter of fiscal 2010 as compared to cash used in operations of $1.5 million in the first quarter of 2009. The change in operating cash flow, when comparing the two periods of each year, was primarily driven by increased earnings and the timing of payments for accounts payable and accrued liabilities.

Working capital increased to $189.1 million at May 1, 2010 from $154.9 million at May 2, 2009. This $34.2 million increase resulted primarily from an increase in cash and cash equivalents and inventories partially offset by an increase in accounts payable and accrued and other liabilities. The current ratio at May 1, 2010 was 3.5 as compared to 3.4 at May 2, 2009. We had no outstanding interest bearing debt as of the end of either period.

We expended $3.3 million in cash during the first quarter of fiscal 2010 for the purchase of property and equipment, of which $1.2 million was for new stores, remodeling and store relocation activities. Additional capital expenditures of approximately $10 million to $11 million are expected to be made over the remainder of fiscal 2010. Included in this range of expenditure, is an additional seven stores at a projected cost of approximately $2.5 million and up to $4.6 million of store remodeling and relocation costs. Additional lease incentives to be received from landlords are expected to approximate $1.6 million. As part of our long-term strategy to grow our store base and increase our distribution capabilities, we are in the process of redesigning certain elements of the material handling system in our distribution center. Accordingly, we anticipate expending $1.5 million on these elements during fiscal 2010 of which $550,000 was expended through the end of the first quarter. The remaining capital expenditures are expected to be incurred for various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2010 are expected to average approximately $347,000 with landlord incentives expected to average approximately $96,400. The average inventory investment in a new store is expected to range from $325,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $92,000 per store in fiscal 2010. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We closed three stores in the first quarter of fiscal 2010 and expect to close four stores during the remainder of the fiscal year. We expect to incur an additional $100,000 in store closing costs primarily in the fourth quarter of fiscal 2010. We have identified an additional five stores for closure in fiscal 2011 and one in fiscal 2012 for which minimal store closing costs will be incurred during the remainder of fiscal 2010. The potential exists that further negotiations with our landlords could reverse our decision to close certain of these stores. We will continue to evaluate underperforming stores, which may result in additional closings for current or future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of May 1, 2010. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of May 1, 2010, there was $6.0 million in letters of credit outstanding and $44.0 million available to us for additional borrowings under the credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 1, 2010, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased1	per Share	Programs	Programs
January 31, 2010 to February 27, 2010	0	$0.0	0	$0
February 28, 2010 to April 3, 2010	11,918	$23.08	0	$0
April 4, 2010 to May 1, 2010	0	$0.0	0	$0
	11,918		0

1	Delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

ITEM 6. EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/12/2009

4	Credit Agreement, dated as of January 20, 2010, among Shoe Carnival, Inc., the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/25/2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2010	SHOE CARNIVAL, INC.
(Registrant)

	By:	/s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)