Form 10-Q
period 2010-07-31
SHOE CARNIVAL INC
filed 2010-09-09
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
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

Number of Shares of Common Stock, $.01 par value, outstanding at September 3, 2010 were 13,182,942.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

			Page
Part I	Financial Information
	Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets		3
	Condensed Consolidated Statements of Income		4
	Condensed Consolidated Statement of Shareholders' Equity		5
	Condensed Consolidated Statements of Cash Flows		6
	Notes to Condensed Consolidated Financial Statements		7 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13 - 20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II	Other Information
	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits	21 - 22

	Signature		23

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	July 31,	January 30,	August 1,
(In thousands, except per share data)	2010	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$40,560	$44,168	$17,673
Accounts receivable	1,684	746	1,948
Merchandise inventories	238,147	197,452	216,728
Deferred income tax benefit	3,342	3,255	2,424
Other	3,403	2,480	7,540
Total Current Assets	287,136	248,101	246,313
Property and equipment-net	61,503	62,162	66,054
Other	1,205	1,378	1,627
Total Assets	$349,844	$311,641	$313,994

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$79,016	$57,235	$73,475
Accrued and other liabilities	15,345	14,353	13,712
Total Current Liabilities	94,361	71,588	87,187
Deferred lease incentives	6,774	6,501	5,791
Accrued rent	5,164	5,115	5,155
Deferred income taxes	20	1,052	905
Deferred compensation	4,156	3,548	3,187
Other	1,374	2,008	1,858
Total Liabilities	111,849	89,812	104,083

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,655 shares issued at July 31, 2010,
January 30, 2010 and August 1, 2009	137	137	137
Additional paid-in capital	66,243	66,851	67,428
Retained earnings	182,397	169,032	158,980
Treasury stock, at cost, 472, 622 and 726 shares at
July 31, 2010, January 30, 2010 and August 1, 2009,
respectively	(10,782)	(14,191)	(16,634)
Total Shareholders' Equity	237,995	221,829	209,911
Total Liabilities and Shareholders' Equity	$349,844	$311,641	$313,994

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$165,394	$152,840	$354,851	$320,109
Cost of sales (including buying,
distribution and occupancy costs)	118,647	111,916	248,832	232,545
Gross profit	46,747	40,924	106,019	87,564
Selling, general and administrative
expenses	40,758	39,020	85,039	79,076
Operating income	5,989	1,904	20,980	8,488
Interest income	(28)	(1)	(51)	(4)
Interest expense	63	42	132	84
Income before income taxes	5,954	1,863	20,899	8,408
Income tax expense	1,836	881	7,534	3,294
Net income	$4,118	$982	$13,365	$5,114

Net income per share:
Basic	$0.32	$.08	$1.05	$.41
Diluted	$0.32	$.08	$1.04	$.41

Average shares outstanding:
Basic	12,720	12,487	12,704	12,483
Diluted	12,898	12,569	12,887	12,543

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2010	13,655	(622)	$137	$66,851	$169,032	$(14,191)	$221,829
Stock option exercises		25		(235)		560	325
Stock-based compensation
income tax benefit				482			482
Employee stock purchase plan
purchases		5		(20)		110	90
Restricted stock awards		132		(3,018)		3,018	0
Common stock repurchased		(12)				(279)	(279)
Stock-based compensation
expense				2,183			2,183
Net income					13,365		13,365
Balance at July 31, 2010	13,655	(472)	$137	$66,243	$182,397	$(10,782)	$237,995

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 31,	August 1,
(In thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$13,365	$5,114
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	6,815	7,590
Stock-based compensation	2,398	220
Loss on retirement and impairment of assets	1,223	57
Deferred income taxes	(1,119)	(358)
Lease incentives	981	715
Other	(899)	(320)
Changes in operating assets and liabilities:
Accounts receivable	(938)	(241)
Merchandise inventories	(40,695)	(27,234)
Accounts payable and accrued liabilities	22,196	15,045
Other	(1,336)	(2,538)
Net cash provided by (used in) operating activities	1,991	(1,950)

Cash Flows From Investing Activities
Purchases of property and equipment	(6,565)	(5,474)
Proceeds from sale of property and equipment	311	8
Proceeds from note receivable	100	100
Net cash used in investing activities	(6,154)	(5,366)

Cash Flows From Financing Activities
Proceeds from issuance of stock	415	106
Excess tax benefits from stock-based compensation	419	66
Purchase of treasury stock	(279)	0
Net cash provided by financing activities	555	172
Net decrease in cash and cash equivalents	(3,608)	(7,144)
Cash and cash equivalents at beginning of period	44,168	24,817
Cash and Cash Equivalents at End of Period	$40,560	$17,673

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$125	$83
Cash paid during period for income taxes	$9,826	$180
Capital expenditures incurred but not yet paid	$1,387	$912

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$0	$1,160
Recording of note receivable from litigation settlement (1)	$0	$1,200

(1)	On May 30, 2009 a settlement with SDI Industries, Inc. was reached. SDI agreed to forego the collection of the unpaid retainage and to pay $1.2 million towards remediation of the distribution center's material handling system.

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

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009
Basic shares	12,720	12,487	12,704	12,483
Dilutive effect of stock-based awards	178	82	183	60
Diluted shares	12,898	12,569	12,887	12,543

No options to purchase shares of common stock were excluded in the computation of diluted shares for the second quarter or for the first six months of fiscal 2010. Options to purchase 410,400 shares of common stock for the second quarter of fiscal 2009 and options to purchase 413,200 shares of common stock for the first six months of fiscal 2009 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period.

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
Our financial assets as of July 31, 2010, January 30, 2010, and August 1, 2009 included cash and cash equivalents, which are valued using the market approach. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement. We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of July 31, 2010
Cash and short-term investments (1)	$32,363	$0	$0	$32,363
Credit and debit card receivables (2)	8,197	0	0	8,197
	$40,560	$0	$0	$40,560

As of January 30, 2010
Cash and short-term investments (1)	$40,148	$0	$0	$40,148
Credit and debit card receivables (2)	4,020	0	0	4,020
	$44,168	$0	$0	$44,168

As of August 1, 2009
Cash (1)	$9,530	$0	$0	$9,530
Credit and debit card receivables (2)	8,143	0	0	8,143
	$17,673	$0	$0	$17,673

(1)	Cash and short-term investments represent cash deposits and short-term investments held with financial institutions, such as commercial paper and money market funds. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. Long-lived assets are reviewed for impairment in accordance with current authoritative literature whenever events or changes in circumstances indicate that full recoverability is questionable. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.

The fair value of impaired long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. During the thirteen-weeks ended July 31, 2010, there were no impairments recorded on long-lived assets held and used. During the thirteen-weeks ended May 1, 2010, long-lived assets held and used with a gross carrying amount of $7.2 million were written down to their fair value of $6.1 million, resulting in an impairment charge of $1.1 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $375,000. During the fifty-two weeks ended January 30, 2010, long-lived assets held and used with a carrying amount of $1.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $90,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $11,000. We did not have any non-financial liabilities measured at fair value for these periods.

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 30, 2010	393,632	$14.29
Grants	0	0.00
Forfeited or expired	(750)
Exercised	(24,500)
Outstanding July 31, 2010	368,382	$14.36	2.79	$2,463
Options outstanding at July 31, 2010,
net of estimated forfeitures	367,690	$14.37	2.78	$2,457
Exercisable at July 31, 2010	350,047	$14.46	2.54	$2,308

The total fair value at grant date of previously non-vested stock options that vested during each of the twenty-six week periods ended July 31, 2010 and August 1, 2009 was $32,000. No stock options were granted during the first half of fiscal 2010 or fiscal 2009.

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009
Total intrinsic value (1)	$32	$38	$230	$38
Total cash received	$12	$22	$325	$22
Associated excess income tax benefits
recorded	$12	$66	$79	$66

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at July 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 12.67	186,712	3.20	$12.05	175,044	$12.09
$13.68 – 17.12	181,670	2.37	$16.74	175,003	$16.83

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$18	$19	$39	$40
Income tax benefit	$7	$9	$15	$16

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect from a favorable resolution of a state tax position.

As of July 31, 2010, there was approximately $50,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Non-vested at January 30, 2010	366,334	$16.89
Granted	132,181	21.63
Vested	(38,922)	12.50
Forfeited	0	0
Non-vested at July 31, 2010	459,593	$18.63

The total fair value at grant date of previously non-vested stock awards that vested during the first half of fiscal 2010 and the first half of fiscal 2009 was $487,000 and $12,900, respectively. The weighted-average grant date fair value of stock awards granted during the twenty-six week period ended July 31, 2010 was $21.63. The weighted-average grant date fair value of stock awards granted during the twenty-six week period ended August 1, 2009 was $12.26.

The following table summarizes information regarding stock-based compensation expense (income) recognized for restricted stock awards:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$1,054	$305	$2,127	$(57)
Income tax benefit (expense)	$407	$144	$812	$(22)

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect from a favorable resolution of a state tax position.

The $57,000 of income recorded during the first half of fiscal 2009 was comprised of compensation expense of $596,000 offset by income of $653,000. The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards which were deemed by management as not probable of vesting. However, based on our improved financial outlook, a cumulative catch-up of $279,000 was recorded during the first quarter of fiscal 2010 for a portion of these awards now deemed probable of vesting.

As of July 31, 2010, there was approximately $3.8 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.9 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at January 30, 2010	103,364	$9.72
Granted	0	0.00
Forfeited or expired	(2,001)	9.72
Exercised	0	0.00
Outstanding at July 31, 2010	101,363	$9.72	3.38
Exercisable at July 31, 2010	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $7.19 as of July 31, 2010.

The fair value was estimated using a trinomial lattice model with the following assumptions:

July 31, 2010
Risk free interest rate yield curve	0.14% -1.60%
Expected dividend yield	0.0%
Expected volatility	60.68%
Maximum life	3.38 Years
Exercise multiple	1.71 – 1.74
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$36	$119	$215	$222
Income tax benefit	$14	$56	$82	$87

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect from a favorable resolution of a state tax position.

As of July 31, 2010, there was approximately $235,000 in unrecognized compensation expense related to non-vested SARs. The cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit (2)	$5	$6	$16	$15
Income tax benefit	$2	$3	$6	$6

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect from a favorable resolution of a state tax position.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Note 6 – Stock Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The purchases may be made in the open market or privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares have been repurchased under this program as of September 6, 2010.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of July 31, 2010, we operated 313 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%
July 31, 2010	311	3	1	313	23,000	3,397,000	8.3%

Year-to-date 2010	311	6	4	313	25,000	3,397,000	10.8%

May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%
August 1, 2009	313	2	1	314	6,000	3,419,000	(6.4)%

Year-to-date 2009	304	12	2	314	84,000	3,419,000	(3.3)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	71.7	73.2	70.1	72.6
Gross profit	28.3	26.8	29.9	27.4
Selling, general and
administrative expenses	24.7	25.6	24.0	24.7
Operating income	3.6	1.2	5.9	2.7

Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.1
Income before income taxes	3.6	1.2	5.9	2.6
Income tax expense	1.1	0.6	2.1	1.0
Net income	2.5%	0.6%	3.8%	1.6%

Executive Summary for Second Quarter Ended July 31, 2010

In second quarter of fiscal 2010, we were able to take advantage of increased consumer demand for footwear and consequently, our strong quarterly sales performance, which, when combined with a higher gross profit margin and controlled expenses, produced record second quarter earnings.

During the second quarter of fiscal 2010:
  Net sales increased $12.6 million to $165.4 million, an 8.2% increase over the prior year comparative period.

  Our comparable store sales increased 8.3%. Our sales gains were largely driven by an increase in the number of footwear units sold as the consumer responded favorably to our assortment of footwear.

  Our gross profit margin increased to 28.3% from 26.8% in the second quarter of fiscal 2009. The merchandise margin increased 1.0%. Buying, distribution and occupancy costs decreased 0.5%, as a percentage of sales, due to the leverage associated with comparable store sales increases.

  Selling, general and administrative expenditures decreased 0.9% as a percentage of sales when compared to the second quarter of fiscal 2009.

  We ended the quarter with $40.6 million in cash and cash equivalents and no interest bearing debt.

  Inventories at July 31, 2010, when compared to levels at the end of the second quarter of fiscal 2009, were up 10.2% on a per store basis. This was in line with our plan to increase inventory in categories where we have an expectation of strong consumer demand.
Results of Operations for the Second Quarter Ended July 31, 2010

Net Sales

Net sales increased $12.6 million to $165.4 million during the second quarter ended July 31, 2010, an 8.2% increase over the prior year's second quarter net sales of $152.8 million. This increase was primarily due to an increase of 8.3% in comparable store sales and a $3.6 million increase in sales generated by new stores opened since the first quarter of fiscal 2009. These increases were partially offset by a $3.4 million loss in sales from the 13 stores closed since the first quarter of fiscal 2009.

Gross Profit

Gross profit increased $5.8 million to $46.7 million in the second quarter of fiscal 2010 from gross profit of $40.9 million in the comparable prior year period. The gross margin in the second quarter of fiscal 2010 increased 1.5% to 28.3% from 26.8% in the second quarter of last year. The merchandise margin increased 1.0%. Buying, distribution and occupancy costs decreased 0.5%, as a percentage of sales, primarily due to the leverage associated with comparable store sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million in the second quarter of fiscal 2010 to $40.8 million from $39.0 million in the second quarter of last year; however, our sales gain enabled us to leverage these costs as a percentage of sales by 0.9%. Incentive compensation increased $1.0 million during the second quarter of fiscal 2010, as compared to the prior year period, due to our improved financial performance. Also during the second quarter of fiscal 2010, we spent an additional $732,000 on advertising and incurred an additional $1.0 million in store operating expenses as compared to the same period last year. These increases were partially offset by a $900,000 decrease in our self-insured health care costs, as compared to the second quarter of fiscal 2009 when we experienced unusually high claim activity. The costs related to our self-insured health care programs are subject to a certain degree of volatility and can vary materially between reporting periods.

We opened three stores in the second quarter of fiscal 2010 as compared to two stores in the second quarter of fiscal 2009. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. Pre-opening costs included in selling, general and administrative expenses were $162,000, or 0.1% as a percentage of sales, for the second quarter of fiscal 2010 as compared to $153,000, or 0.1% as a percentage of sales, for the second quarter of fiscal 2009.

Interest (Income) Expense, Net

We recorded net interest expense of $35,000 in the second quarter of fiscal 2010 as compared to net interest expense of $41,000 in the second quarter of the prior year.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2010 was 30.8% as compared to 47.3% for the second quarter of fiscal 2009. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. Included in income tax expense for the second quarter of fiscal 2010 was a $466,000 benefit related to the favorable resolution of a state tax position. This benefit significantly lowered our effective income tax rate for the quarter. Our effective income tax rate for the second quarter of fiscal 2009 increased due to certain discrete quarterly increases in income tax expense. While the value of these discrete adjustments was not materially significant to our financial statements, our lower earnings for the second quarter of fiscal 2009 resulted in a disproportionately higher tax rate.

Net Income

Net income for the second quarter of fiscal 2010 increased to $4.1 million, or $0.32 per diluted share, compared to $982,000, or $0.08 per diluted share, for the second quarter of fiscal 2009. Included in the $0.32 per diluted share was a $0.04 benefit resulting from the favorable resolution of a state tax position.

Results of Operations for the Six Months Ended July 31, 2010

Net Sales

Net sales increased $34.8 million to $354.9 million during the six months ended July 31, 2010, a 10.9% increase over net sales of $320.1 million for the first six months of fiscal 2009. This increase was primarily due to a 10.8% gain in comparable store sales along with an $8.8 million increase in sales from new stores opened since the beginning of fiscal 2009. These increases were partially offset by a $7.2 million loss from the 13 stores that were closed since the beginning of fiscal 2009. Increased consumer demand for footwear, combined with our business model of providing a broad product assortment for the entire family at a compelling value, resulted in a significant year-over-year increase in the number of footwear units sold as well as a moderate increase in average unit price.

Gross Profit

Gross profit increased $18.4 million to $106.0 million in the first six months of fiscal 2010 from gross profit of $87.6 million in the comparable prior year period. The gross margin for the first six months of fiscal 2010 increased 2.5% to 29.9% from 27.4% in the comparable prior year period. The merchandise margin increased 1.6%. Buying, distribution and occupancy costs decreased 0.9%, as a percentage of sales, primarily due to the leverage associated with comparable store sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.9 million in the first six months of fiscal 2010 to $85.0 million from $79.1 million in the prior year comparable period; however, our sales gain enabled us to leverage these costs as a percentage of sales by 0.7%. Incentive compensation increased $4.6 million during the first six months of fiscal 2010, as compared to the same period in the prior year, due to our improved financial performance. Also, during the first quarter of fiscal 2010 we recorded a non-cash asset impairment of $1.1 million related to certain underperforming stores. We increased advertising $1.0 million year-over-year. These increases were partially offset by a $1.8 million decrease in our self-insured health care costs, as compared to the first six months of fiscal 2009 when we experienced unusually high claim activity. The costs related to our self-insured health care programs are subject to a certain degree of volatility and can vary materially between reporting periods. Depreciation decreased $784,000.

Pre-opening costs included in selling, general and administrative expenses were $337,000, or 0.1% as a percentage of sales, for the first six months of fiscal 2010 as compared to $634,000, or 0.2% as a percentage of sales, for the first six months of fiscal 2009. We opened six stores in the first six months of fiscal 2010 as compared to 12 stores in the first six months of fiscal 2009.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first six months of fiscal 2010 was $1.3 million, or 0.4% as a percentage of sales. In the first six months of fiscal 2009, we incurred $262,000, or 0.1% as a percentage of sales.

Interest (Income) Expense, Net

We recorded net interest expense of $81,000 in the first six months of fiscal 2010 as compared to net interest expense of $80,000 in the first six months of the prior year.

Income Taxes

The effective income tax rate for the first six months of fiscal 2010 was 36.0% as compared to 39.2% for first six months of fiscal 2009. Included in income tax expense for the first six months of fiscal 2010 was a $466,000 benefit related to the favorable resolution of a state tax position. This benefit significantly lowered our effective income tax rate for the first six months of fiscal 2010 as compared to the same period last year. The annual effective income tax rate for fiscal 2010 is expected to be approximately 37.0%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operating activities was $2.0 million in the first six months of fiscal 2010 as compared to cash used in operations of $2.0 million in the first six months of 2009. The change in operating cash flow, when comparing the two periods of each year, was primarily driven by increased earnings and the timing of payments for accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories.

Working capital increased to $192.8 million at July 31, 2010 from $159.1 million at August 1, 2009. This $33.7 million increase resulted primarily from a $44.3 million increase in cash and cash equivalents and inventories, partially offset by a $7.2 million increase in accounts payable and accrued and other liabilities. The current ratio at July 31, 2010 was 3.0 as compared to 2.8 at August 1, 2009. We had no outstanding interest bearing debt as of the end of either period.

We expended $6.6 million in cash during the first six months of fiscal 2010 for the purchase of property and equipment, of which $3.5 million was for new stores, remodeling and store relocation activities. Additional capital expenditures of approximately $8 million to $9 million are expected to be made over the remainder of fiscal 2010 and include four new stores at a projected cost of approximately $1.5 million and up to $3.4 million in store remodeling and relocation costs. Additional lease incentives to be received from landlords are expected to approximate $2.1 million. As part of our long-term strategy to grow our store base and increase our distribution capabilities, we are in the process of redesigning certain elements of the material handling system in our distribution center. We anticipate capital expenditures for the distribution center to total $1.5 million in fiscal 2010, of which $1.1 million was expended through the first six months of this year. The remaining capital expenditures are expected to be incurred for various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2010 are expected to average approximately $366,000 with landlord incentives expected to average approximately $139,000. The average inventory investment in a new store is expected to range from $325,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $59,000 per store in fiscal 2010. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We closed four stores in the first six months of fiscal 2010 and expect to close three additional stores during the remainder of the fiscal 2010. We have identified six stores for closure in fiscal 2011. Depending upon the results of lease re-negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. At this time, we anticipate opening approximately 20 new stores during fiscal 2011. This will lead to a net store square footage growth of approximately 5%. We continue to believe our strong, unleveraged financial position provides a solid platform for additional square footage growth, as the retail real estate market continues to improve over the next several months and coming years.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of July 31, 2010. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of July 31, 2010, there was $11.1 million in letters of credit outstanding and $38.9 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The purchases may be made in the open market or privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares have been repurchased under this program as of September 6, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 31, 2010, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased1	per Share	Programs2	Programs
May 2, 2010 to May 29, 2010	0	$0.00	0	$0
May 30, 2010 to July 3, 2010	0	$0.00	0	$0
July 4, 2010 to July 31, 2010	220	$18.18	0	$0
	220		0

1	Delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
2	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. See Note 6 – "Stock Repurchase Program" for the details of this program.

ITEM 6. EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/12/2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2010	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)