Form 10-Q
period 2010-10-30
SHOE CARNIVAL INC
filed 2010-12-09
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2010
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

Number of Shares of Common Stock, $.01 par value, outstanding at December 2, 2010 were 13,199,592.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	October 30,	January 30,	October 31,
(In thousands, except per share data)	2010	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$43,312	$44,168	$27,256
Accounts receivable	2,596	746	1,378
Merchandise inventories	228,233	197,452	204,000
Deferred income tax benefit	3,531	3,255	2,708
Other	2,977	2,480	2,897
Total Current Assets	280,649	248,101	238,239
Property and equipment-net	62,608	62,162	65,119
Other	1,286	1,378	1,590
Total Assets	$344,543	$311,641	$304,948

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$58,668	$57,235	$50,301
Accrued and other liabilities	18,856	14,353	18,832
Total Current Liabilities	77,524	71,588	69,133
Deferred lease incentives	7,348	6,501	6,364
Accrued rent	5,162	5,115	5,176
Deferred income taxes	0	1,052	915
Deferred compensation	4,569	3,548	3,381
Other	1,578	2,008	1,958
Total Liabilities	96,181	89,812	86,927

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares
authorized, 13,655 shares issued at October 30, 2010,
January 30, 2010 and October 31, 2009 respectively	137	137	137
Additional paid-in capital	67,268	66,851	67,666
Retained earnings	191,493	169,032	166,478
Treasury stock, at cost, 461, 622 and 710 shares at
October 30, 2010, January 30, 2010 and October 31,
2009, respectively	(10,536)	(14,191)	(16,260)
Total Shareholders' Equity	248,362	221,829	218,021
Total Liabilities and Shareholders' Equity	$344,543	$311,641	$304,948

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$204,443	$191,523	$559,294	$511,632
Cost of sales (including buying,
distribution and occupancy costs)	142,933	134,424	391,765	366,969
Gross profit	61,510	57,099	167,529	144,663
Selling, general and administrative
expenses	47,096	44,880	132,135	123,956
Operating income	14,414	12,219	35,394	20,707
Interest income	(28)	(13)	(79)	(17)
Interest expense	64	42	196	126
Income before income taxes	14,378	12,190	35,277	20,598
Income tax expense	5,282	4,692	12,816	7,986
Net income	$9,096	$7,498	$22,461	$12,612

Net income per share:
Basic	$.71	$.60	$1.77	$1.01
Diluted	$.70	$.59	$1.73	$1.00

Average shares outstanding:
Basic	12,726	12,503	12,711	12,490
Diluted	12,976	12,662	12,956	12,573

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2010	13,655	(622)	$137	$66,851	$169,032	$(14,191)	$221,829
Stock option exercises		34		(326)		764	438
Stock-based compensation
income tax benefit				519			519
Employee stock purchase plan
purchases		7		(30)		152	122
Restricted stock awards		132		(3,018)		3,018	0
Common stock repurchased		(12)				(279)	(279)
Stock-based compensation
expense				3,272			3,272
Net income					22,461		22,461
Balance at October 30, 2010	13,655	(461)	$137	$67,268	$191,493	$(10,536)	$248,362

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	October 30,	October 31,
(In thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$22,461	$12,612
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,252	11,310
Stock-based compensation	3,638	757
Loss on retirement and impairment of assets	1,407	73
Deferred income taxes	(1,328)	(632)
Lease incentives	1,830	1,717
Other	(770)	(630)
Changes in operating assets and liabilities:
Accounts receivable	(1,850)	329
Merchandise inventories	(30,781)	(14,506)
Accounts payable and accrued liabilities	2,777	(4,928)
Other	717	4,436
Net cash provided by operating activities	8,353	10,538

Cash Flows From Investing Activities
Purchases of property and equipment	(10,335)	(8,651)
Proceeds from sale of property and equipment	311	8
Proceeds from note receivable	100	100
Net cash used in investing activities	(9,924)	(8,543)

Cash Flows From Financing Activities
Proceeds from issuance of stock	560	251
Excess tax benefits from stock-based compensation	434	193
Purchase of treasury stock	(279)	0
Net cash provided by financing activities	715	444
Net (decrease) increase in cash and cash equivalents	(856)	2,439
Cash and cash equivalents at beginning of period	44,168	24,817
Cash and Cash Equivalents at End of Period	$43,312	$27,256

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$188	$126
Cash paid during period for income taxes	$13,281	$2,819
Capital expenditures incurred but not yet paid	$2,344	$536

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$0	$1,160
Recording of note receivable from litigation settlement (1)	$0	$1,200

(1)	On May 30, 2009 a settlement with SDI Industries, Inc. was reached. SDI agreed to forego the collection of the unpaid retainage and to pay $1.2 million towards remediation of the distribution center's material handling system.

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

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009
Basic shares	12,726	12,503	12,711	12,490
Dilutive effect of stock-based awards	250	159	245	83
Diluted shares	12,976	12,662	12,956	12,573

No options to purchase shares of common stock were excluded in the computation of diluted shares for the third quarter or for the first nine months of fiscal 2010. Options to purchase 195,000 shares of common stock for the third quarter of fiscal 2009 and options to purchase 410,000 shares of common stock for the first nine months of fiscal 2009 were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of our common stock for the period.

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
Our financial assets as of October 30, 2010, January 30, 2010, and October 31, 2009 included cash and cash equivalents, which are valued using the market approach. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement. We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

	Quoted Prices	Significant
	in Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of October 30, 2010
Cash and short-term investments (1)	$38,105	$0	$0	$38,105
Credit and debit card receivables (2)	5,207	0	0	5,207
	$43,312	$0	$0	$43,312

As of January 30, 2010
Cash and short-term investments (1)	$40,148	$0	$0	$40,148
Credit and debit card receivables (2)	4,020	0	0	4,020
	$44,168	$0	$0	$44,168

As of October 31, 2009
Cash and short-term investments (1)	$23,364	$0	$0	$23,364
Credit and debit card receivables (2)	3,892	0	0	3,892
	$27,256	$0	$0	$27,256

(1)	Cash and short-term investments represent cash deposits and short-term investments held with financial institutions, such as commercial paper and money market funds. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

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

Impaired long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. During the thirteen-weeks ended October 30, 2010, long-lived assets held and used with a gross carrying amount of $476,000 were written down to their fair value of $387,000, resulting in an impairment charge of $89,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $22,000. During the thirteen-weeks ended July 31, 2010, there were no impairments recorded on long-lived assets held and used. During the thirteen-weeks ended May 1, 2010, long-lived assets held and used with a gross carrying amount of $7.2 million were written down to their fair value of $6.1 million, resulting in an impairment charge of $1.1 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $375,000. During the fifty-two weeks ended January 30, 2010, long-lived assets held and used with a carrying amount of $1.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $90,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $11,000. We did not have any non-financial liabilities measured at fair value for these periods.

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at January 30, 2010	393,632	$14.29
Grants	0	0.00
Forfeited or expired	(750)	13.33
Exercised	(33,444)	13.10
Outstanding October 30, 2010	359,438	$14.41	2.52	$3,053
Options outstanding at October 30,
2010, net of estimated forfeitures	359,006	$14.41	2.51	$3,049
Exercisable at October 30, 2010	341,103	$14.50	2.26	$2,865

The total fair value at grant date of previously non-vested stock options that vested during each of the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $32,000. No stock options were granted during the first nine months of fiscal 2010 or fiscal 2009.

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009
Total intrinsic value (1)	$94	$100	$324	$138
Total cash received	$114	$111	$438	$133
Associated excess income tax benefits
recorded	$36	$125	$115	$191

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at October 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$4.38 – 12.67	178,768	2.91	$12.05	167,100	$12.08
$13.68 – 17.12	180,670	2.13	$16.74	174,003	$16.82

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$18	$19	$57	$58
Income tax benefit	$7	$7	$22	$22

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of October 30, 2010, there was approximately $32,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.6 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Non-vested at January 30, 2010	366,334	$16.89
Granted	132,181	21.63
Vested	(38,922)	12.50
Forfeited	0	0.00
Non-vested at October 30, 2010	459,593	$18.63

The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2010 and the first nine months of fiscal 2009 was $487,000 and $13,000, respectively. The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $21.63 and $12.26, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$1,066	$315	$3,193	$258
Income tax benefit	$405	$121	$1,218	$100

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

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

As of October 30, 2010, there was approximately $2.6 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.7 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at January 30, 2010	103,364	$9.72
Granted	0	0.00
Forfeited or expired	(2,001)	9.72
Exercised	0	0.00
Outstanding at October 30, 2010	101,363	$9.72	3.13
Exercisable at October 30, 2010	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $8.13 as of October 30, 2010.

The fair value was estimated using a trinomial lattice model with the following assumptions:

October 30, 2010
Risk free interest rate yield curve	0.14% -1.17%
Expected dividend yield	0.0%
Expected volatility	59.48%
Maximum life	3.13 Years
Exercise multiple	1.71 – 1.74
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit	$151	$198	$366	$420
Income tax benefit	$57	$78	$140	$163

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of October 30, 2010, there was approximately $173,000 in unrecognized compensation expense related to non-vested SARs. The cost is expected to be recognized over a weighted-average period of approximately 0.6 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010 (1)	2009	2010 (1)	2009
Stock-based compensation expense before
the recognized income tax benefit (2)	$6	$6	$21	$21
Income tax benefit	$2	$2	$8	$8

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of October 30, 2010, we operated 316 stores in 30 states, primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations Summary Information

		Number of Stores			Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%
July 31, 2010	311	3	1	313	23,000	3,397,000	8.3%
October 30, 2010	313	4	1	316	15,000	3,412,000	7.2%

Year-to-date 2010	311	10	5	316	40,000	3,412,000	9.4%

May 2, 2009	304	10	1	313	78,000	3,413,000	(0.3)%
August 1, 2009	313	2	1	314	6,000	3,419,000	(6.4)%
October 31, 2009	314	4	1	317	29,000	3,448,000	10.2%

Year-to-date 2009	304	16	3	317	113,000	3,448,000	1.4%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	69.9	70.2	70.1	71.7
Gross profit	30.1	29.8	29.9	28.3
Selling, general and
administrative expenses	23.0	23.4	23.6	24.3
Operating income	7.1	6.4	6.3	4.0

Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Income before income taxes	7.1	6.4	6.3	4.0
Income tax expense	2.6	2.5	2.3	1.5
Net income	4.5%	3.9%	4.0%	2.5%

Executive Summary for Third Quarter Ended October 30, 2010

We reported significant sales and earnings gains in the first two quarters of fiscal 2010, and we were able to capitalize on this positive momentum to achieve record third quarter financial performance. We have been able to take advantage of increased consumer demand for footwear and, consequently, our strong quarterly sales performance, which, when combined with a higher gross profit margin and controlled expenses, produced record third quarter earnings.

During the third quarter of fiscal 2010:
  Net sales increased $12.9 million to $204.4 million, a 6.7% increase over the prior year comparative period.

  Our comparable store sales increased 7.2%. Our sales gains were driven by an increase in the number of footwear units sold as the consumer responded favorably to our assortment of footwear for the back-to-school and early fall periods.

  Our gross profit margin increased to 30.1% from 29.8% in the third quarter of fiscal 2009. The merchandise margin decreased 0.2%; however, buying, distribution and occupancy costs decreased 0.5%, as a percentage of sales, due to the leverage associated with comparable store sales increases.

  Selling, general and administrative expenditures decreased 0.4%, as a percentage of sales, when compared to the third quarter of fiscal 2009.

  Net income for the third quarter increased to $9.1 million, or $0.70 per diluted share, compared to $7.5 million, or $0.59 per diluted share, for the third quarter last year. The $0.70 per diluted share represents the highest third quarter earnings in our history and the second highest quarterly earnings overall, trailing only the earnings per diluted share achieved in the first quarter of this fiscal year.

  We ended the quarter with $43.3 million in cash and cash equivalents and no interest bearing debt.

  Inventories at October 30, 2010, when compared to levels at the end of the third quarter of fiscal 2009, were up $24.2 million. Approximately half of this increase was attributable to an increase in inventory levels of toning product. At the end of the third quarter of fiscal 2009, this style of footwear was not yet available in all stores or in the variety of styles that you can find today. We believe toning will continue to generate comparable store sales gains and that we will be able to effectively manage our inventory levels in this product. Increases in inventory levels excluding toning were in-line with our non-toning sales trend.
Results of Operations for the Third Quarter Ended October 30, 2010

Net Sales

Net sales increased $12.9 million to $204.4 million during the third quarter ended October 30, 2010, a 6.7% increase over the prior year's third quarter net sales of $191.5 million. This increase was primarily due to an increase of 7.2% in comparable store sales and a $3.7 million increase in sales generated by new stores opened since the second quarter of fiscal 2009. These increases were partially offset by a $4.2 million loss in sales from the 12 stores closed since the second quarter of fiscal 2009.

Gross Profit

Gross profit increased $4.4 million to $61.5 million in the third quarter of fiscal 2010 from gross profit of $57.1 million in the comparable prior year period. The gross margin in the third quarter of fiscal 2010 increased 0.3% to 30.1% from 29.8% in the third quarter of last year. The merchandise margin decreased 0.2%; however, buying, distribution and occupancy costs decreased 0.5%, as a percentage of sales, due to the leverage associated with comparable store sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million in the third quarter of fiscal 2010 to $47.1 million from $44.9 million in the third quarter of last year; however, our sales gain enabled us to leverage these costs as a percentage of sales by 0.4%. During the third quarter of fiscal 2010, we spent an additional $922,000 in store selling expenses as compared to the same period last year. Over half of this increase in store selling expenses was a result of an increase in wages. Incentive compensation increased $703,000 during the third quarter of fiscal 2010, as compared to the prior year period, due to our improved financial performance.

Interest (Income) Expense, Net

We recorded net interest expense of $36,000 in the third quarter of fiscal 2010 as compared to net interest expense of $29,000 in the third quarter of the prior year.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2010 was 36.7% as compared to 38.5% for the third quarter of fiscal 2009. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. Included in income tax expense for the third quarter of fiscal 2010 was a $176,000 benefit related to the favorable resolution of certain tax positions. This benefit accounted for the majority of the change in effective income tax rates between the two comparative periods.

Net Income

Net earnings for the third quarter of fiscal 2010 increased 21.3% to $9.1 million compared to $7.5 million for the third quarter of fiscal 2009. Diluted earnings per share for the quarter increased 18.6% to $0.70 compared to $0.59 in the prior year third quarter.

Results of Operations for the Nine Months Ended October 30, 2010

Net Sales

Net sales increased $47.7 million to $559.3 million during the nine months ended October 30, 2010, a 9.3% increase over net sales of $511.6 million for the first nine months of fiscal 2009. This increase was primarily due to a 9.4% gain in comparable store sales along with a $13.0 million increase in sales from new stores opened since the beginning of fiscal 2009. These increases were partially offset by an $11.4 million loss from the 14 stores that were closed since the beginning of fiscal 2009. Increased consumer demand for footwear, combined with our business model of providing a broad product assortment for the entire family at a compelling value, resulted in a significant year-over-year increase in the number of footwear units sold.

Gross Profit

Gross profit increased $22.8 million to $167.5 million in the first nine months of fiscal 2010 from gross profit of $144.7 million in the comparable prior year period. The gross margin for the first nine months of fiscal 2010 increased to 29.9% from 28.3% in the comparable prior year period. The merchandise margin increased 0.9%. Buying, distribution and occupancy costs decreased 0.7%, as a percentage of sales, due to the leverage associated with comparable store sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million in the first nine months of fiscal 2010 to $132.1 million from $124.0 million in the prior year comparable period; however, our sales gain enabled us to leverage these costs as a percentage of sales by 0.7%. While we were able to significantly leverage our store operating expenses as a percentage of sales, we did incur an additional $3.3 million in expense as compared to the same period in the prior year. The increase in store selling expenses was primarily due to increases in wages, advertising and credit and debit card processing fees, partially offset by a decrease in depreciation. Incentive compensation increased $5.3 million when compared to the same period in the prior year due to our improved financial performance. Also, during the first quarter of fiscal 2010 we recorded a non-cash asset impairment of $1.1 million related to certain underperforming stores. The increases in selling, general and administrative expenses were partially offset by a $1.7 million decrease in our self-insured health care costs, as compared to the first nine months of fiscal 2009 when we experienced unusually high claim activity. The costs related to our self-insured health care programs are subject to a certain degree of volatility and can vary materially between reporting periods.

Pre-opening costs included in selling, general and administrative expenses were $465,000, or 0.1% as a percentage of sales, for the first nine months of fiscal 2010 as compared to $859,000, or 0.2% as a percentage of sales, for the first nine months of fiscal 2009. We opened ten stores in the first nine months of fiscal 2010 as compared to 16 stores in the first nine months of fiscal 2009. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first nine months of fiscal 2010 was $1.4 million, or 0.3% as a percentage of sales, as compared to $400,000, or 0.1% as a percentage of sales, in the first nine months of fiscal 2009.

Interest (Income) Expense, Net

We recorded net interest expense of $117,000 in the first nine months of fiscal 2010 as compared to net interest expense of $109,000 in the first nine months of the prior year.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2010 was 36.3% as compared to 38.8% for first nine months of fiscal 2009. Included in income tax expense for the first nine months of fiscal 2010 was $642,000 in benefit related to the favorable resolution of certain tax positions. This cumulative benefit significantly lowered our effective income tax rate for the first nine months of fiscal 2010 as compared to the same period last year. The annual effective income tax rate for fiscal 2010 is expected to be approximately 36.7%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. Our net cash provided by operating activities was $8.4 million in the first nine months of fiscal 2010 as compared to cash provided by operations of $10.5 million in the first nine months of 2009. The change in operating cash flow, when comparing the two periods of each year, was primarily driven by an increase in merchandise inventories, partially offset by an increase in earnings and the timing of payments for accounts payable and accrued liabilities, including income taxes.

Working capital increased to $203.1 million at October 30, 2010 from $169.1 million at October 31, 2009. This $34.0 million increase resulted primarily from a $16.1 million increase in cash and cash equivalents in addition to a $24.2 million increase in inventories. These increases were partially offset by an $8.4 million increase in accounts payable and accrued and other liabilities. The current ratio at October 30, 2010 was 3.6 as compared to 3.5 at October 31, 2009. We had no outstanding interest bearing debt as of the end of either period.

We expended $10.3 million in cash during the first nine months of fiscal 2010 for the purchase of property and equipment, of which $6.2 million was for new stores, remodeling and store relocation activities. As part of our long-term strategy to grow our store base and increase our distribution capabilities, we redesigned certain elements of the material handling system in our distribution center. We expended $1.4 million during the first nine months of this year to complete these modifications.

Capital expenditures of approximately $3.3 million are expected to be made during the fourth quarter of fiscal 2010. Approximately $2.1 million will go towards new stores, remodeling and store relocation activities. Additional lease incentives to be received from landlords are expected to approximate $1.3 million with approximately $85,000 being received in the form of credits taken against rent payments. The remaining fourth quarter capital expenditures are expected to be incurred for various other store improvements, along with continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, stores relocated, the number of stores remodeled and the amount of lease incentives, if any, received from landlords. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2010 are expected to average approximately $360,000 with landlord incentives expected to average approximately $147,000. The average inventory investment in a new store is expected to range from $325,000 to $500,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $73,000 per store in fiscal 2010. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We closed five stores in the first nine months of fiscal 2010 and expect to close two additional stores during the fourth quarter this year. We have identified three stores for closure in fiscal 2011. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. At this time, we anticipate opening approximately 20 new stores during fiscal 2011. This will lead to a net store square footage growth of approximately 5%. We continue to believe our strong, unleveraged financial position provides a solid platform for additional square footage growth, as the retail real estate market continues to improve over the next several months and coming years.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit, with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of October 30, 2010. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of October 30, 2010, there was $5.8 million in letters of credit outstanding and $44.2 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares have been repurchased under this program as of December 6, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 30, 2010, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs2	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs
August 1, 2010 to August 28, 2010	0	$0.00	0	$25,000,000
August 29, 2010 to October 2, 2010	0	$0.00	0	$25,000,000
October 3, 2010 to October 30, 2010	0	$0.00	0	$25,000,000
	0		0

1	Would include shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

2	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.

ITEM 5. OTHER INFORMATION

On December 9, 2010, our Board of Directors approved an amendment to the By-Laws of Shoe Carnival, Inc. to update the indemnification provisions in Article V to require Shoe Carnival, Inc. to indemnify directors and officers to the fullest extent permitted by Indiana law. A copy of the By-Laws, as amended, is filed as Exhibit 3-B to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date				X

10-O	2000 Stock Option and Incentive Plan of Registrant, as amended				X

EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:	December 9, 2010	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)