Form 10-K
period 2011-01-29
SHOE CARNIVAL INC
filed 2011-04-14
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 29, 2011
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
                            [  ] Yes                    [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $192,685,000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

Number of Shares of Common Stock, $.01 par value, outstanding at April 6, 2011 was 13,246,347.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 16, 2011 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 29, 2011

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully develop and implement an e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Italy and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. See ITEM 1A. RISK FACTORS of this report.

General

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors' by our distinctive, highly promotional in-store marketing effort and large stores that average 10,800 square feet, generate an average of approximately $2.4 million in annual sales and carry an average inventory of approximately 28,000 pairs of shoes per location. As of January 29, 2011, we operated 314 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States.

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

We offer a distinctive shopping experience. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and barker as the focal point in each store. With a microphone, this barker, or "mic-person", announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging the customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

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

Growth Strategy and Store Location

In reaction to the economic downturn, we significantly slowed our net store growth during the past two years. In view of the recent improvement in consumer spending and commercial real estate development, in fiscal 2011, we expect to open approximately 20 new store stores and close five stores. These new stores will primarily be located in existing geographic areas. Our intention is to fill-in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. We also intend to enter new smaller markets that we can fully penetrate with one or two stores. We generally can advertise more effectively in these markets, which helps to create immediate brand awareness. Historically, we have adjusted, and we will continue to adjust, our annual store growth rate based on our view of internal and external opportunities and challenges.

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

The number of stores opened and closed was as follows:

Fiscal years	2010	2009	2008
Stores open at beginning of year	311	304	291
Opened during year	10	16	24
Closed during year	7	9	11
Stores open at end of year	314	311	304

On January 29, 2011, we had 314 stores located in 30 states, primarily in the Midwest, South and Southeast regions of the United States. We prefer strip shopping center locations where occupancy costs are typically lower and we enjoy greater operating freedom to implement our non-traditional retail methods. We feel that our target customers enjoy the convenience offered by strip shopping centers as opposed to enclosed malls. Our stores averaged approximately 10,800 square feet, ranging in size from 6,000 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base the store is expected to service. The sales area of most stores is approximately 85% of the gross store size.

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

In additional to opening new stores, in fiscal 2011 we will be launching an e-commerce site during the second half of the year to sell shoes and related accessories through our website, www.shoecarnival.com. Our plan is to attract new Shoe Carnival customers in areas where we do not currently operate stores and offer our current customers a virtual store for their shopping convenience.

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

Our pricing strategy is designed to emphasize value. By combining current season name brand product with promotional pricing, we feel that we create a better value for customers. Initial pricing decisions are guided by gross profit margin targets, which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Markdowns are centrally managed by the buying staff.

The table below sets forth our percentage of sales by product category:

Fiscal years	2010	2009	2008
Women’s	26%	26%	26%
Men’s	16	15	15
Children’s (1)	17	17	17
Athletics (2)	37	38	38
Accessories and Miscellaneous Items	4	4	4
	100%	100%	100%

____________________

(1)    Children’s includes children’s athletic shoes.

(2)    Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. Athletic shoes are classified by functionality, such as running, basketball or fitness shoes. In fiscal 2010, athletic styles, including children’s sizes, represented approximately half of our footwear sales.

One of our major long-term goals is to improve our operating margins by increasing our gross margin and, to a lesser extent, leveraging general and administrative expenses against a higher sales base.

Advertising and Promotion

We use various forms of media advertising to communicate the exceptional values offered on specific shoes or entire product categories. Approximately 49% of our total advertising budget was directed to television, radio and digital media in fiscal 2010. Print media (including inserts, direct mail and newspaper ads) and outdoor advertising accounted for the balance of the budget. A special effort is made to utilize the cooperative advertising dollars offered by vendors whenever possible.

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

Distribution

We utilize a single distribution center located in Evansville, Indiana. This facility is leased from a third party and can support the processing and distribution needs of a minimum of 460 stores to facilitate future growth. We have the right to expand into a designated expansion area as long as we provide 120 days written notice to the property owner. Expansion under this option would provide us the processing capacity to support a total of approximately 650 stores.

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

We will be executing a contract during the first quarter of fiscal 2011 with a third-party fulfillment agent. The agent will provide fulfillment services and serve as the call center for customer service related to our planned fiscal 2011 e-commerce initiative.

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

We purchase merchandise from over 130 footwear vendors. In fiscal 2010, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for over 10% of our net sales and together accounted for over 35% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Many of our competitors are significantly larger and have substantially greater financial and other resources. However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, enables us to compete effectively.

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

Employees

At January 29, 2011, we had approximately 4,300 employees, of which approximately 2,500 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	76	Chairman of the Board and Director
Mark L. Lemond	56	President, Chief Executive Officer and Director
Timothy T. Baker	54	Executive Vice President - Store Operations
W. Kerry Jackson	49	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	57	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	44	Senior Vice President – Controller and Chief Accounting Officer

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

Ms. Yearwood was promoted to Senior Vice President - Controller in March 2011 and has served as our principal accounting officer since March 2010 and as our Chief Accounting Officer since June 2010. From March 2005 through February 2011, Ms. Yearwood served as Vice President - Controller and prior to that served as corporate Controller since joining us in December 2002. Before joining us, Ms. Yearwood served in various financial positions in the radio, newspaper and public accounting industries. She is a Certified Public Accountant.

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our Directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2011 Annual Meeting of Shareholders.)

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2010, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 35% of our net sales. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of our imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, Brazil, Italy and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse affect on our business.

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

  increases in shipping rates imposed by the trans-Pacific shipping cartel; and

  the impact of regulatory changes in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to product safety and testing and environmental requirements.

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

We plan to invest in the development of an e-commerce business, which may not be successful or could distract management from our core business. During the second half of fiscal 2011, we intend to launch an e-commerce business to sell shoes and related accessories. The development of such a business channel could cost more than expected, distract management from our core business, take business from our existing store base resulting in lower sales in our stores, or be unsuccessful. In the event that we spend more than anticipated, lose focus on our core business, cannibalize our existing store base, or are unsuccessful in the development or execution of an e-commerce business, it may have a material adverse effect to our business, results of operations or financial condition.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In fiscal 2011, capital expenditures are expected to range from $21 million to $23 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if we borrow funds and interest rates materially increase from present levels.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, his spouse and an adult child together own approximately 25.3% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Restated Articles of Incorporation and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all existing stores and intend to lease all future stores. Over 97% of the leases for our existing stores provide for fixed minimum rentals and approximately 60% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state as of January 29, 2011:

State	#	State	#
Alabama	11	Mississippi	6
Arkansas	8	North Carolina	17
Arizona	2	North Dakota	2
Colorado	4	Nebraska	1
Florida	21	Ohio	18
Georgia	14	Oklahoma	7
Idaho	4	Pennsylvania	5
Iowa	6	South Carolina	11
Illinois	27	South Dakota	2
Indiana	20	Tennessee	17
Kansas	3	Texas	37
Kentucky	12	Utah	6
Louisiana	12	Virginia	9
Michigan	5	Wisconsin	2
Missouri	20	West Virginia	5
		Total Stores	314

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol "SCVL" since March 16, 1993.

The quarterly high and low trading prices were as follows:

Fiscal year 2010	High	Low
First Quarter	$28.75	$17.27
Second Quarter	29.26	18.02
Third Quarter	23.63	16.24
Fourth Quarter	30.09	22.65

Fiscal year 2009
First Quarter	$12.25	$6.05
Second Quarter	14.18	9.25
Third Quarter	17.38	11.63
Fourth Quarter	21.14	14.69

As of April 6, 2011, there were approximately 209 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2010.

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

Issuer Purchases of Equity Securities

Throughout fiscal 2010, we issued treasury shares to employees for the exercise of stock options and the issuance of restricted stock awards. We also repurchased 26,098 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares had been repurchased under this program as of January 29, 2011.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2010:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased1	per Share	Programs2	Programs
October 31, 2010 to November 27, 2010	0	$0.00	0	$25,000,000
November 28, 2010 to January 1, 2011	13,960	$27.00	0	$25,000,000
January 2, 2011 to January 29, 2011	0	$0.00	0	$25,000,000
	13,960		0
____________________

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity plans has been incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in PART II, ITEM 7 along with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

(In thousands, except per share and operating data)

Fiscal years (1)	2010	2009	2008	2007	2006
Income Statement Data:
Net Sales	$739,189	$682,422	$647,572	$658,680	$681,662
Cost of sales (including buying,
distribution and occupancy
costs)	517,650	488,816	473,244	472,831	482,888
Gross Profit	221,539	193,606	174,328	185,849	198,774
Selling, general and
administrative expenses	179,154	168,476	165,953	166,717	161,144
Operating income	42,385	25,130	8,375	19,132	37,630
Interest income	(165)	(39)	(148)	(690)	(1,235)
Interest expense	258	174	153	264	152
Income before income taxes	42,292	24,995	8,370	19,558	38,713
Income tax expense	15,471	9,829	3,051	6,751	14,949
Net income	$26,821	$15,166	$5,319	$12,807	$23,764

Net income per share:
Basic	$2.11	$1.21	$0.43	$0.99	$1.78
Diluted	$2.05	$1.20	$0.43	$0.97	$1.73

Average shares outstanding:
Basic	12,724	12,513	12,406	12,922	13,373
Diluted	13,060	12,660	12,492	13,158	13,744

Selected Operating Data (2):
Stores open at end of year	314	311	304	291	271
Square footage of store space
at year end (000’s)	3,390	3,372	3,335	3,238	3,062
Average sales per store (000’s)	$2,384	$2,219	$2,206	$2,364	$2,544
Average sales per square foot	$221	$204	$198	$209	$223
Comparable store sales (3)	8.2%	3.5%	(4.6)%	(5.2)%	1.5%
Balance Sheet Data:
Cash and cash equivalents	$60,193	$44,168	$24,817	$9,177	$34,839
Total assets	$345,145	$311,641	$293,074	$291,616	$311,162
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$254,343	$221,829	$204,636	$196,612	$209,949
____________________

(1)
Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2010, 2009, 2008, 2007, and 2006 relate respectively to the fiscal years ended January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008, and February 3, 2007. Fiscal year 2006 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. As of January 29, 2011, we operated 314 stores in 30 states primarily in the Midwest, South and Southeast regions of the United States. We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. Our objective is to be the destination store-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. We believe that by offering a wide selection of both athletic and non-athletic footwear, we are able to reduce our exposure to shifts in fashion preferences between those categories.

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2010, 2009 and 2008 relate respectively to the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Executive Summary

Fiscal 2010

For fiscal 2010, our consistent, positive quarterly execution enabled us to generate the highest annual comparable store sales and earnings in our history. We were able to take advantage of increased consumer demand for footwear, particularly in sandals, boots and toning footwear. Our strong sales performance in each quarter, when combined with higher gross profit margins and controlled expenses, produced record annual results.
  Q1 – Achieved an all-time quarterly record of $0.72 per diluted share.

  Q2 – Achieved record second quarter earnings per diluted share of $0.32.

  Q3 – Achieved record third quarter earnings per diluted share of $0.70. This represented the highest third quarter earnings in our history and the second highest all-time quarterly earnings, trailing only the earnings per diluted share achieved in the first quarter of fiscal 2010.

  Q4 – Achieved fourth quarter earnings per diluted share of $0.33. This represented the second highest fourth quarter earnings in our history, trailing only the earnings per diluted share achieved in the fourth quarter of fiscal 2006, which was a 14-week quarter.
On an annual basis:
  Comparable store sales increased 8.2%. This represented the highest annual comparable store sales growth in the history of Shoe Carnival. Our sales gains were largely driven by an increase in the number of footwear units sold, as the consumer responded favorably to our assortment of footwear. We recorded comparable store sales gains in each major merchandise category.

  Our gross profit margin increased to 30.0% from 28.4% for fiscal 2009. Our merchandise margin increased 1.0%. Buying, distribution and occupancy costs decreased 0.6%, as a percentage of sales, due to the leverage associated with the comparable store sales increase.

  Net income increased to $26.8 million, or $2.05 per diluted share, compared to $15.2 million, or $1.20 per diluted share for the prior fiscal year. The $2.05 per diluted share represented the highest annual earnings in our history.

  We ended fiscal 2010 with $60.2 million in cash and cash equivalents and no interest bearing debt.

  Inventories at January 29, 2011 when compared to the end of the prior year, increased $15.5 million. Approximately half of this increase was attributable to an increase in inventory levels of toning product. While the average unit price obtained for this style of footwear has declined since its original introduction last year, we do not believe that the sale of this product during fiscal 2011 will have a material impact on our overall gross profit margin. Excluding toning product, the increase in inventory was in-line with our non-toning sales trend.

  We opened ten new stores and relocated three stores. Additionally, we remodeled approximately 5% of our store locations, which coincided with lease renewal activities.
Fiscal 2011

In fiscal 2011, we expect comparable store sales to increase in the low single digits. Additionally, we will be launching an e-commerce site during the second half of the year to sell shoes and related accessories through our website, www.shoecarnival.com. We will continue to be cautious with our inventories and selling, general and administrative expenses. Capital expenditures will reflect our return to a more normalized new store growth rate and an accelerated store remodel plan.
  Selling, general and administrative expenses are expected to rise moderately, primarily due to store growth.

  Capital expenditures are expected to increase $5 million to $7 million primarily due to returning to a more normalized new store growth rate, relocating stores to better locations in existing markets and increasing the rate of remodeling of existing stores.

  We anticipate opening approximately 20 stores, relocating nine and closing five. We are targeting approximately 10% of our store locations for remodel activities. The remodels at the majority of these locations are being performed to coincide with lease renewal activities.
By controlling the growth in our expense structure, inventories and capital expenditures in fiscal 2011, we anticipate having positive free cash flow for the year. This would be our eighth consecutive year of positive free cash flow.

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

Valuation of Long-Lived Assets - We periodically review our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. We conduct our reviews at the lowest identifiable level. Our stores are reviewed for impairment on an individual basis.

If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss is recognized for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using company-specific assumptions, which would fall within Level 3 of the fair value hierarchy. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual results or market conditions differ from those anticipated, additional losses may be recorded.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.0	71.6	73.1
Gross profit	30.0	28.4	26.9
Selling, general and administrative expenses	24.3	24.7	25.6
Operating income	5.7	3.7	1.3
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	5.7	3.7	1.3
Income tax expense	2.1	1.5	0.5
Net income	3.6%	2.2%	0.8%

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

2010 Compared to 2009

Net Sales

Net sales increased $56.8 million to $739.2 million in fiscal 2010, an 8.3% increase from net sales of $682.4 million in fiscal 2009. Comparable store sales increased 8.2%, or approximately $53.1 million, compared to the prior fiscal year. The ten stores opened in fiscal 2010, along with the effect of a full year's worth of sales from the 16 stores opened in fiscal 2009, contributed an additional $17.9 million in sales. These sales increases were partially offset by the $14.2 million of sales lost from the 16 stores that were closed during fiscal 2009 and fiscal 2010.

Gross Profit

Gross profit increased $27.9 million to $221.5 million in fiscal 2010, a 14.4% increase from gross profit of $193.6 million in fiscal 2009. The gross profit margin for fiscal 2010 increased to 30.0% from 28.4% in fiscal 2009. As a percentage of sales, the merchandise margin increased 1.0%, primarily as a result of the strong sales of seasonal footwear. Buying, distribution and occupancy costs decreased 0.6%, as a percentage of sales, due to the leverage associated with comparable store sales increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.7 million to $179.2 million in fiscal 2010 from $168.5 million in fiscal 2009; however, our sales gain enabled us to leverage these costs by 0.4%, as a percentage of sales. While we were able to significantly leverage our store operating expenses as a percentage of sales, we did incur an additional $4.7 million in store selling expenses as compared to the prior year. The increase in store selling expenses was primarily due to increases in wages, advertising and credit and debit card processing fees, partially offset by a decrease in depreciation. Incentive compensation, inclusive of stock-based compensation, increased $5.8 million when compared to the prior year due to our improved financial performance. Also during fiscal 2010, we recorded an additional $1.3 million in store closing costs and non-cash asset impairment charges related to certain underperforming stores. The increases in selling, general and administrative expenses were partially offset by a $2.2 million decrease in our self-insured health care costs as compared to the prior year when we experienced unusually high claim activity. The costs related to our self-insured health care programs are subject to a certain degree of volatility and can vary materially between reporting periods.

Pre-opening costs included in selling, general and administrative expenses were $642,000, or 0.1% of sales, compared to $850,000, or 0.1% of sales, in fiscal 2009. We opened ten stores in fiscal 2010 as compared to 16 stores in fiscal 2009. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. Our average pre-opening costs per store increased by $11,000 to $64,000 in fiscal 2010, primarily as a result of additional expenditures on marketing and supplies.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2010 was $2.0 million, or 0.3% as a percentage of sales. These costs related to the closing of seven stores, the impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods. In fiscal 2009, we incurred $750,000, or 0.1% as a percentage of sales. These costs related to the closing of nine stores, the impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods.

Income Taxes

The effective income tax rate was 36.6% for fiscal 2010 and 39.3% for fiscal 2009. Included in income tax expense for fiscal 2010 was a $937,000 income tax benefit related to the favorable resolution of certain tax positions. This cumulative benefit significantly lowered our effective income tax rate for fiscal 2010 as compared to the same period last year.

2009 Compared to 2008

Net Sales

Net sales increased $34.8 million to $682.4 million in fiscal 2009, a 5.4% increase from net sales of $647.6 million in fiscal 2008. Comparable store sales increased 3.5%, or approximately $20.8 million, compared to the prior fiscal year. The 16 stores opened in fiscal 2009, along with the effect of a full year's worth of sales from the 24 stores opened in fiscal 2008, contributed an additional $32.2 million in sales. These sales increases were partially offset by the $18.1 million of sales lost from the 20 stores that were closed during fiscal 2009 and fiscal 2008.

Gross Profit

Gross profit increased $19.3 million to $193.6 million in fiscal 2009, an 11.1% increase from gross profit of $174.3 million in fiscal 2008. The gross profit margin for fiscal 2009 increased to 28.4% from 26.9% in fiscal 2008. As a percentage of sales, the merchandise margin increased 0.8% compared to the prior year, and buying, distribution and occupancy costs decreased 0.7%. Through tight control of inventories, we were able to reduce the level of promotional selling on a year-over-year basis. This, along with strong sales of boots and athletic footwear, positively affected our merchandise margin. The leverage on our buying, distribution and occupancy costs was the result of the sales increase combined with a $932,000 decrease in expenses, primarily due to cost saving initiatives in distribution logistics. While additional occupancy costs were incurred for the operation of our new stores, these increases were largely offset by rent reductions on certain comparable stores and the elimination of rent from the 20 stores closed during fiscal 2009 and fiscal 2008.

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

Interest Income and Expense, Net

Net interest expense increased to $135,000 in fiscal 2009 from $5,000 in fiscal 2008, primarily as a result of a reduction in interest income. As returns available on short-term investments fell to record lows, we held our excess funds for the first seven months of fiscal 2009 in non-interest bearing deposit accounts to offset bank service fees, which are included in selling, general and administrative expenses.

Income Taxes

The effective income tax rate was 39.3% for fiscal 2009 and 36.5% in fiscal 2008. The increase in rate between the two periods was primarily due to the federal tax rate falling below 35% in fiscal 2008 as a result of lower projected income before tax.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2010	2009	2008
Net income plus depreciation and amortization	$40,556	$30,148	$22,164
Deferred income taxes	(1,403)	(1,042)	780
Lease incentives	2,974	2,211	2,038
Changes in operating assets and liabilities	(19,340)	(4,635)	6,480
Other operating activities	6,636	1,215	616
Net cash provided by operating activities	29,423	27,897	32,078
Net cash used in investing activities	(14,000)	(9,685)	(18,201)
Net cash provided by financing activities	602	1,139	1,763
Net increase in cash and cash equivalents	$16,025	$19,351	$15,640

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility. For fiscal 2010, net cash provided by operating activities was $29.4 million compared to net cash provided by operating activities of $27.9 million for fiscal 2009. These amounts reflect the income from operations adjusted for non-cash items and working capital changes.

Working capital increased to $210.7 million at January 29, 2011 from $176.5 million at January 30, 2010. This was primarily attributable to a $16.0 million increase in cash and cash equivalents and a $15.5 million increase in merchandise inventories. The current ratio was 3.9 at January 29, 2011 and was 3.5 at January 30, 2010. We had no outstanding interest bearing debt at the end of either fiscal year.

Capital expenditures were $14.4 million in fiscal 2010, $9.8 million in fiscal 2009 and $18.2 million in fiscal 2008. No capital lease obligations were incurred during this three-year period. Of the fiscal 2010 capital expenditures, approximately $3.7 million was used for new stores and $5.9 million was used for remodeling and store relocation activities. As part of our long-term growth strategy and to increase our distribution capabilities, we redesigned certain elements of the material handling system in our distribution center. During fiscal 2010, we spent $1.4 million to complete these modifications. The remaining capital expenditures for fiscal 2010 were used for continued investments in technology and normal asset replacement activities. Lease incentives received from landlords were $3.0 million, $2.2 million and $2.0 million for fiscal years 2010, 2009 and 2008, respectively.

Capital expenditures are expected to be $21 million to $23 million in fiscal 2011. We intend to open approximately 20 stores at an expected total cost of $6.8 million, to relocate nine stores at an expected total cost of $2.4 million, and to remodel 10% of our stores at an expected cost of $7.4 million. Lease incentives to be received from landlords are expected to be approximately $5 million to $6 million, with approximately $500,000 being received in the form of credits taken against rent payments. The remaining capital expenditures are expected to be incurred for various other store improvements, the implementation of an e-commerce platform, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital expenditures for a new store in fiscal 2011 are expected to average approximately $338,000 with landlord incentives averaging $127,000. The average inventory investment in a new store is expected to range from $460,000 to $690,000 depending on the size and sales expectation of the store and the timing of the new store opening. Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $61,000 per store in fiscal 2011. This represents an $11,000 increase over our average fiscal 2010 expenditure. On a per-store basis, for the ten stores opened during fiscal 2010, the initial inventory investment averaged $587,000, capital expenditures averaged $341,000 and lease incentives received from landlords averaged $146,800.

We closed seven stores during fiscal 2010. We have identified five stores for closure in fiscal 2011 and one for fiscal 2012. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Significant contractual obligations as of January 29, 2011 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
			2012 &	2014 &	2016 and
Contractual Obligations	Total	2011	2013	2015	after
Letters of credit	$9,465	$9,465	$0	$0	$0
Operating leases	266,907	43,726	79,469	52,805	90,907
Purchase commitments	248,848	247,628	784	436	0
Unrecognized tax positions	693	0	0	0	693
Deferred compensation	4,907	0	187	9	4,711
Total contractual obligations	$530,820	$300,819	$80,440	$53,250	$96,311

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of January 29, 2011. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $9.5 million at January 29, 2011. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes. As of January 29, 2011, $40.5 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the "2016 and after" column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 5 – "Long-Term Debt", Note 6 – "Leases", Note 7 – "Income Taxes" and Note 8 – "Employee Benefit Plans" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares had been repurchased under this program as of January 29, 2011.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion along with other capital expenditures and other operating cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2010. We remain liable on two assignments of operating leases covering former store locations. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 29, 2011. See Note 6 – "Leases" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for the assignment of certain store operating leases and operating leases entered into in the normal course of business, we have not entered into any off-balance sheet arrangements during fiscal 2010 or fiscal 2009, nor did we have any off-balance sheet arrangements outstanding at January 29, 2011 or January 30, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2010 or fiscal 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
April 14, 2011

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands)

	January 29,	January 30,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$60,193	$44,168
Accounts receivable	1,550	746
Merchandise inventories	212,929	197,452
Deferred income tax benefit	4,275	3,255
Other	2,407	2,480
Total Current Assets	281,354	248,101
Property and equipment – net	62,391	62,162
Other	1,400	1,378
Total Assets	$345,145	$311,641

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,219	$57,235
Accrued and other liabilities	15,457	14,353
Total Current Liabilities	70,676	71,588
Deferred lease incentives	8,211	6,501
Accrued rent	5,082	5,115
Deferred income taxes	669	1,052
Deferred compensation	4,907	3,548
Other	1,257	2,008
Total Liabilities	90,802	89,812

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized,
13,655 shares issued at January 29, 2011
and January 30, 2010	137	137
Additional paid-in capital	68,833	66,851
Retained earnings	195,853	169,032
Treasury stock, at cost, 456 and 622 shares at January 29, 2011
and January 30, 2010	(10,480)	(14,191)
Total Shareholders’ Equity	254,343	221,829
Total Liabilities and Shareholders’ Equity	$345,145	$311,641

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	$739,189	$682,422	$647,572
Cost of sales (including buying,
distribution and occupancy costs)	517,650	488,816	473,244

Gross profit	221,539	193,606	174,328
Selling, general and administrative expenses	179,154	168,476	165,953

Operating income	42,385	25,130	8,375
Interest income	(165)	(39)	(148)
Interest expense	258	174	153

Income before income taxes	42,292	24,995	8,370
Income tax expense	15,471	9,829	3,051

Net income	$26,821	$15,166	$5,319

Net income per share:
Basic	$2.11	$1.21	$0.43
Diluted	$2.05	$1.20	$0.43

Average shares outstanding:
Basic	12,724	12,513	12,406
Diluted	13,060	12,660	12,492

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional
	Common Stock			Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
February 2, 2008	13,670	(1,205)	$137	$75,523	$148,547	$(27,595)	$196,612
Stock option exercises		124		(1,462)		2,837	1,375
Stock-based compensation
income tax benefit				214			214
Employee stock purchase
plan purchases		16		(191)		356	165
Restricted stock awards	(6)	320		(7,350)		7,350	0
Common stock
repurchased						(1)	(1)
Stock-based compensation
expense				952			952
Net income					5,319		5,319

Balance at
January 31, 2009	13,664	(745)	137	67,686	153,866	(17,053)	204,636
Stock option exercises		125		(1,853)		2,851	998
Stock-based compensation
income tax benefit				376			376
Employee stock purchase
plan purchases		13		(157)		307	150
Restricted stock awards	(9)	4		(98)		98	0
Common stock
repurchased		(19)				(394)	(394)
Stock-based compensation
expense				897			897
Net income					15,166		15,166

Balance at
January 30, 2010	13,655	(622)	137	66,851	169,032	(14,191)	221,829
Stock option exercises		50		(568)		1,146	578
Stock-based compensation
income tax benefit				626			626
Employee stock purchase
plan purchases		9		(30)		190	160
Restricted stock awards		133		(3,031)		3,031	0
Common stock
repurchased		(26)				(656)	(656)
Stock-based compensation
expense				4,985			4,985
Net income					26,821		26,821
Balance at
January 29, 2011	13,655	(456)	$137	$68,833	$195,853	$(10,480)	$254,343

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income	$26,821	$15,166	$5,319
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	13,735	14,982	16,845
Stock-based compensation	5,468	1,648	977
Loss on retirement and impairment of assets	1,995	228	2,454
Deferred income taxes	(1,403)	(1,042)	780
Lease incentives	2,974	2,211	2,038
Other	(827)	(661)	(2,815)
Changes in operating assets and liabilities:
Accounts receivable	(804)	961	(1,196)
Merchandise inventories	(15,477)	(7,958)	11,287
Accounts payable and accrued liabilities	(2,669)	40	(6,195)
Other	(390)	2,322	2,584
Net cash provided by operating activities	29,423	27,897	32,078

Cash Flows From Investing Activities
Purchases of property and equipment	(14,412)	(9,794)	(18,204)
Proceeds from sale of property and equipment	312	9	3
Proceeds from note receivable	100	100	0
Net cash used in investing activities	(14,000)	(9,685)	(18,201)

Cash Flow From Financing Activities
Borrowings under line of credit	0	0	6,625
Payments on line of credit	0	0	(6,625)
Proceeds from issuance of stock	738	1,148	1,540
Excess tax benefits from stock-based compensation	520	385	224
Common stock repurchased	(656)	(394)	(1)
Net cash provided by financing activities	602	1,139	1,763
Net increase in cash and cash equivalents	16,025	19,351	15,640
Cash and cash equivalents at beginning of year	44,168	24,817	9,177

Cash and Cash Equivalents at End of Year	$60,193	$44,168	$24,817

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$252	$181	$151
Cash paid during year for income taxes	$17,433	$7,216	$3,022
Capital expenditures incurred but not yet paid	$2,123	$264	$1,695

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$0	$1,160	$0
Recording of note receivable from litigation settlement (1)	$0	$1,200	$0
____________________

(1)	On May 30, 2009, a settlement with SDI Industries, Inc. ("SDI") was reached. SDI agreed to forego the collection of the unpaid retainage and to pay $1.2 million towards remediation of the distribution center's material handling system.

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2010, 2009, and 2008 relate respectively to the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles, in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the financial statement reporting date in addition to the reported amounts of certain revenues and expenses for the reporting period. The assumptions used by management in future estimates could change significantly due to changes in circumstances and actual results could differ from those estimates.

Cash and Cash Equivalents

We had cash and cash equivalents of $60.2 million at January 29, 2011 and $44.2 million at January 30, 2010. Credit and debit card receivables (which generally settle within three days) totaling $5.3 million and $4.0 million were included in cash equivalents at January 29, 2011 and January 30, 2010, respectively.

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 29, 2011, all invested cash was held in two money market accounts. While these investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank operating accounts.

Fair Value of Financial Instruments

Our financial assets as of January 29, 2011 and January 30, 2010 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets included on our consolidated balance sheet as of January 29, 2011 included long-lived assets that are measured at fair value after taking into account impairment charges. We did not have any non-financial liabilities measured at fair value for this period. See Note 3 – "Fair Value Measurements" for further discussion.

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

We periodically review our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. We conduct our reviews at the lowest identifiable level. Our stores are reviewed on an individual basis. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss is recognized for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using company-specific assumptions, which would fall within Level 3 of the fair value hierarchy. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual results or market conditions differ from those anticipated, additional losses may be recorded. Based upon this review, we recorded non-cash impairment charges of $1.7 million, $90,000 and $2.1 million in fiscal years 2010, 2009 and 2008, respectively.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Accrued Rent

We are party to various lease agreements, which require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent.

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

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $31.1 million, $29.1 million and $28.7 million in fiscal years 2010, 2009 and 2008, respectively.

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

(In thousands)	2010	2009	2008
Basic shares	12,724	12,513	12,406
Dilutive effect of stock-based awards	336	147	86
Diluted shares	13,060	12,660	12,492

No options to purchase shares of common stock were excluded in the computation of diluted shares for fiscal 2010. Options to purchase 224,700 shares of common stock for fiscal 2009 and options to purchase 223,600 shares of common stock for fiscal 2008 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of our common stock for the periods.

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

New Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board ("FASB") issued guidance, which provides amendments that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, the guidance provides amendments that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The guidance became effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which became effective for interim and annual periods ending after December 15, 2010. We adopted the guidance on January 31, 2010. This adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 3 – Fair Value Measurements

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
Our financial assets as of January 29, 2011 and January 30, 2010 included cash and cash equivalents, which are valued using the market approach. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement. We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
As of January 29, 2011
Cash and short-term investments (1)	$54,915	$0	$0	$54,915
Credit and debit card receivables (2)	5,278	0	0	5,278
	$60,193	$0	$0	$60,193

As of January 30, 2010
Cash and short-term investments (1)	$40,148	$0	$0	$40,148
Credit and debit card receivables (2)	4,020	0	0	4,020
	$44,168	$0	$0	$44,168
____________________

(1)	Cash and short-term investments represent cash deposits and short-term investments held with financial institutions, such as commercial paper and money market funds. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

(2)	Our credit and debit card receivables are highly liquid financial assets that typically settle in less than three days.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Impaired long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. During the fifty-two weeks ended January 29, 2011, long-lived assets held and used with a gross carrying amount of $8.8 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $1.7 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $500,000. During the fifty-two weeks ended January 30, 2010, long-lived assets held and used with a carrying amount of $1.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $90,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $11,000. We did not have any non-financial liabilities measured at fair value for these periods.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

	January 29,	January 30,
(In thousands)	2011	2010
Furniture, fixtures and equipment	$108,936	$104,539
Leasehold improvements	63,391	60,657
Total	172,327	165,196
Less accumulated depreciation and amortization	(109,936)	(103,034)

Property and equipment – net	$62,391	$62,162

Note 5 – Long-Term Debt

We entered into a new unsecured credit agreement (the "Credit Agreement") effective January 20, 2010, which provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of January 29, 2011. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of January 29, 2011, there were $9.5 million in letters of credit outstanding under the Credit Agreement and $40.5 million was available to us for borrowings under the credit facility.

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

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2024. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All cash incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

We did not assign any store operating leases during fiscal 2010. We remain liable on two assignments of operating leases covering former store locations, which were assigned to third parties in prior years. The assignments require us to make payments under the lease agreements in certain events of default. The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments was approximately $953,000 at January 29, 2011. Both of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 29, 2011.

Rental expense for our operating leases consisted of:

(In thousands)	2010	2009	2008
Rentals for real property	$47,745	$47,292	$46,628
Contingent rent	136	52	50
Equipment rentals	133	334	393
Total	$48,014	$47,678	$47,071

Future minimum lease payments at January 29, 2011 are as follows:

Operating
(In thousands)	Leases
2011	$43,726
2012	43,922
2013	35,547
2014	26,636
2015	26,169
Thereafter to 2024	90,907
Total	$266,907

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 7 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2010	2009	2008
Current:
Federal	$15,514	$9,188	$1,825
State	1,360	1,683	446
Total current	16,874	10,871	2,271

Deferred:
Federal	(1,220)	(1,134)	758
State	(183)	92	22
Total deferred	(1,403)	(1,042)	780

Total provision	$15,471	$9,829	$3,051

We realized a tax benefit of $626,000, $376,000 and $214,000 in fiscal years 2010, 2009 and 2008, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2010	2009	2008
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax
benefit	2.8	7.1	5.6
Other	(1.2)	(2.8)	(4.1)
Effective income tax rate	36.6%	39.3%	36.5%

We recorded $222,000 and $304,000 in federal employment related tax credits in fiscal 2010 and 2009, respectively. In fiscal 2008, we recorded $414,000 and $35,000 in federal and state employment related tax credits, respectively. Each of these credits reduced our effective tax rate in the respective years. In fiscal 2010, we recognized a decrease in our state and local income tax rate due to favorable settlements with certain taxing authorities.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	January 29,	January 30,
(In thousands)	2011	2010
Deferred tax assets:
Accrued rent	$1,956	$1,941
Accrued compensation	2,393	1,996
Accrued employee benefits	3,013	1,734
Inventory	875	686
Self-insurance reserves	551	600
Lease incentives	2,892	1,371
Unrecognized tax benefits	328	597
State bonus depreciation add-back	279	200
Other	296	306
Total deferred tax assets	12,583	9,431

Deferred tax liabilities:
Depreciation	8,217	6,557
Capitalized costs	760	671
Total deferred tax liabilities	8,977	7,228
Net deferred tax asset	3,606	2,203
Less current deferred income tax benefit	(4,275)	(3,255)
Long-term deferred income taxes	$(669)	$(1,052)

As of January 29, 2011, we had no available state tax credits that could be carried forward.

Our unrecognized tax liabilities, as discussed below, relate to tax years encompassing our fiscal years 1999 through 2010, the tax years that remain subject to examination by major tax jurisdictions as of January 29, 2011. A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2010	2009	2008
Beginning balance	$1,357	$1,135	$1,029
Increases – tax positions in prior period	0	150	0
Decreases – tax positions in prior period	(617)	0	(20)
Gross increases – current period tax positions	100	179	126
Decreases related to settlements with taxing
authorities	(147)	(107)	0
Ending balance	$693	$1,357	$1,135

We have recorded $991,000 in unrecognized tax liabilities as of January 29, 2011 in Other liabilities on the Consolidated Balance Sheets. This liability is comprised of $693,000 related to unrecognized tax positions, $194,000 related to accrued interest and $104,000 related to accrued penalties. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income. If our uncertain tax positions become recognizable, the amount would affect our effective tax rate.

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

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $508,000, $445,000 and $450,000 in fiscal years 2010, 2009 and 2008, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the plan, 8,300, 13,400 and 15,600 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $160,000, $150,000 and $165,000 for fiscal years 2010, 2009 and 2008, respectively. At January 29, 2011, 106,401 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2010 (1)	2009	2008
Stock-based compensation expense before
the recognized income tax benefit (2)	$28	$26	$29
Income tax benefit	$11	$10	$11
____________________

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $879,000 for fiscal 2010 and $621,000 for fiscal 2009. Due to the broad-based decline in the stock market, the plan recorded a loss of $1.1 million in fiscal 2008, which resulted in net compensation income of $977,000. The total deferred compensation liability at January 29, 2011 and January 30, 2010 was $4.9 million and $3.5 million, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 9 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans: the 1993 Stock Option and Incentive Plan (the "1993 Plan"), the Outside Directors Stock Option Plan (the "Directors Plan") and the 2000 Stock Option and Incentive Plan (the "2000 Plan").

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options can be exercised for up to ten years from their date of grant. At January 29, 2011, all outstanding stock options granted under the 1993 Plan were fully vested.

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants have been made under this plan since fiscal 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At January 29, 2011, 11,000 shares of unissued common stock were reserved for possible future grants under the Directors Plan. At January 29, 2011, all outstanding stock options granted under the Directors Plan were fully vested.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. The 2000 Plan initially reserved 1,000,000 shares of common stock for stock option and restricted stock grants, but on June 11, 2004, the 2000 Plan was amended to increase the number of shares reserved for issuance to 1,500,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On June 14, 2005, the 2000 Plan was further amended to include our non-employee Directors as individuals eligible to receive awards; to stipulate that the exercise price of all options granted may not be less than the fair market value of our common stock on the date the option is granted; and to delete the provision permitting loans to participants. On June 12, 2008, the 2000 Plan was amended to increase the number of shares reserved for issuance to 2,000,000, and to extend the term of the 2000 Plan until the later of ten years from the date of adoption of the 2000 Plan by our shareholders or the approval of any amendment of the 2000 Plan by our shareholders. On October 8, 2008, the 2000 Plan was amended to modify the change in control provisions and to provide that upon a change in control (as defined in the 2000 Plan), any shares of restricted stock will become fully vested in the participants. On December 9, 2010, the 2000 Plan was further amended to modify the definition of a change in control. At January 29, 2011, 413,269 shares of unissued common stock were reserved for future grants under the 2000 Plan.

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (Years)	thousands)
Outstanding at January 30, 2010	393,632	$14.29
Granted	0
Forfeited or expired	(750)	13.33
Exercised	(50,164)	11.52
Outstanding at January 29, 2011	342,718	$14.70	2.25	$3,393
Options outstanding at January 29, 2011,
net of estimated forfeitures	342,521	$14.70	2.25	$3,390
Exercisable at January 29, 2011	335,217	$14.72	2.14	$3,313

The total fair value at grant date of previously non-vested stock options that vested was $87,000 during fiscal 2010 and fiscal 2009.

No stock options were granted during fiscal 2010 or fiscal 2009. The weighted-average fair value of options granted was $6.44 during fiscal 2008. The fair value of options granted was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal years	2008
Risk free interest rate	3.0%
Expected dividend yield	0.0%
Expected volatility	45.93%
Expected term	5 Years

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

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding options exercised:

(In thousands)	2010	2009	2008
Total intrinsic value (1)	$656	$1,290	$640
Total cash received	$578	$998	$1,375
Associated excess income tax benefits
recorded	$220	$385	$224
____________________

(1)     Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at January 29, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$8.94 – 12.67	163,668	2.64	$12.47	162,001	$12.48
$13.68 – 17.12	179,050	1.89	$16.74	173,216	$16.81

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	2010 (1)	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$82	$84	$71
Income tax benefit	$31	$33	$26
____________________

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of January 29, 2011, there was approximately $15,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 30, 2010	366,334	$16.89
Granted	132,781	21.65
Vested	(107,769)	11.79
Non-vested at January 29, 2011	391,346	$19.91

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2010, 2009 and 2008 was $1.3 million, $764,000 and $64,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2009 and fiscal 2008 was $12.26 and $11.38, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2010 (1)	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$4,875	$787	$852
Income tax benefit	$1,851	$309	$311
____________________

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

The $787,000 of expense recognized in fiscal 2009 was comprised of compensation expense of $1.4 million offset by income of $653,000. The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting. However, based on our improved financial outlook, a cumulative catch-up of $851,000 was recorded during fiscal 2010 for a portion of these awards now deemed probable of vesting.

As of January 29, 2011, there was approximately $1.8 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.5 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at January 30, 2010	103,364	$9.72
Granted	0	0.00
Forfeited or expired	(2,001)	9.72
Exercised	(50,677)	9.72
Outstanding at January 29, 2011	50,686	$9.72	2.88

Exercisable at January 29, 2011	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $7.76 as of January 29, 2011.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The fair value was estimated using a trinomial lattice model with the following assumptions:

January 29,
2011
Risk free interest rate yield curve	0.13% - 1.92%
Expected dividend yield	0.0%
Expected volatility	58.82%
Maximum life	2.88 Years
Exercise multiple	1.71 – 1.74
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. We had not paid and did not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2010 (1)	2009	2008
Stock-based compensation expense before
the recognized income tax benefit	$483	$751	$26
Income tax benefit	$183	$295	$9
____________________

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of January 29, 2011, there was approximately $121,000 in unrecognized compensation expense related to non-vested SARs. The cost is expected to be recognized over a weighted-average period of 0.9 years.

Note 10 – Litigation Matters

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

Note 11 – Related Party Transactions

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

Purchases made from LC Footwear, LLC were $50,000, $8,000 and $513,000 in fiscal years 2010, 2009 and 2008, respectively. Commissions paid to PL Footwear, Inc. were $638,000, $763,000 and $894,000 in fiscal years 2010, 2009 and 2008, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 12 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2010 and 2009 include results for 13 weeks.

(In thousands, except per share data)

	First	Second	Third	Fourth
Fiscal 2010	Quarter	Quarter	Quarter	Quarter
Net sales	$189,457	$165,394	$204,443	$179,895
Gross profit	59,272	46,747	61,510	54,010
Operating income	14,991	5,989	14,414	6,991
Net income	9,247	4,118	9,096	4,360
Net income per share – Basic	$0.73	$0.32	$0.71	$0.34
Net income per share – Diluted	$0.72	$0.32	$0.70	$0.33

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter
Net sales	$167,269	$152,840	$191,523	$170,790
Gross profit	46,640	40,924	57,099	48,943
Operating income	6,584	1,904	12,219	4,423
Net income	4,132	982	7,498	2,554
Net income per share – Basic	$0.33	$0.08	$.60	$0.20
Net income per share – Diluted	$0.33	$0.08	$.59	$0.20

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Credited to	Balance at
Descriptions	Beginning	Cost and	Costs and	End of
(In thousands)	of Period	Expenses	Expenses	Period
Year ended January 31, 2009
Reserve for sales returns and allowances	$97	$61,167	$61,170	$94
Inventory reserve	$4,100	$650	$450	$4,300

Year ended January 30, 2010
Reserve for sales returns and allowances	$94	$69,621	$69,609	$106
Inventory reserve	$4,300	$1,069	$1,269	$4,100

Year ended January 29, 2011
Reserve for sales returns and allowances	$106	$80,337	$80,339	$104
Inventory reserve	$4,100	$352	$652	$3,800

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management believes that the Company's internal control over financial reporting was effective as of January 29, 2011.

The Company's internal control over financial reporting as of January 29, 2011 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 29, 2011, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2011 of the Company and our report dated April 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP
Indianapolis, Indiana
April 14, 2011

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption "Executive Officers" at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 29, 2011 and January 30, 2010

Consolidated Statements of Income for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

Consolidated Statements of Shareholders’ Equity for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

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

Shoe Carnival, Inc.

Date: April 14, 2011	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Wayne Weaver	Chairman of the Board and Director	April 14, 2011
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 14, 2011
Mark L. Lemond	(Principal Executive Officer)

/s/ William E. Bindley	Director	April 14, 2011
William E. Bindley

/s/ Gerald W. Schoor	Director	April 14, 2011
Gerald W. Schoor

/s/ Kent A. Kleeberger	Director	April 14, 2011
Kent A. Kleeberger

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer	April 14, 2011
W. Kerry Jackson	and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Senior Vice President – Controller and Chief	April 14, 2011
Kathy A. Yearwood	Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/09/2010

4-B	Credit Agreement, dated as of January 20, 2010, among Shoe Carnival, Inc., the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/25/2010

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B*	2006 Executive Incentive Compensation Plan	8-K	10-B	6/15/2006

10-C*	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-D	Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-E*	1993 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-E	9/15/1997

10-G*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-H*	Summary Compensation Sheet				X

10-I	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-L*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-M*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant's 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-N*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

10-O*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-O	12/09/2010

10-S*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10-S	12/17/2008

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10-T	12/17/2008

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit				Filing	Filed
No.	Description	Form	Exhibit	Date	Herewith
10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10-U	12/17/2008

10-V*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10-V	12/17/2008

10-W*	Shoe Carnival, Inc. Deferred Compensation Plan	8-K	10-W	10/14/2008

10-X*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood				X

21	A list of subsidiaries of Shoe Carnival, Inc				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
____________________

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.