Form 10-Q
period 2011-04-30
SHOE CARNIVAL INC
filed 2011-06-09
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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

☐ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes         ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, $.01 par value, outstanding at June 2, 2011 were 13,250,713.

SHOE CARNIVAL, INC.

Index

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	April 30, 2011	January 29, 2011	May 1, 2010

Assets
Current Assets:
Cash and cash equivalents	$69,053	$60,193	$51,760
Accounts receivable	1,210	1,550	1,376
Merchandise inventories	218,260	212,929	200,157
Deferred income tax benefit	3,798	4,275	3,453
Other	3,512	2,407	7,727
Total Current Assets	295,833	281,354	264,473
Property and equipment-net	64,323	62,391	60,879
Other	1,448	1,400	1,270
Total Assets	$361,604	$345,145	$326,622

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$54,920	$55,219	$53,722
Accrued and other liabilities	20,144	15,457	21,633
Total Current Liabilities	75,064	70,676	75,355
Deferred lease incentives	9,049	8,211	6,766
Accrued rent	5,285	5,082	5,115
Deferred income taxes	1,127	669	542
Deferred compensation	5,579	4,907	4,087
Other	1,373	1,257	2,262
Total Liabilities	97,477	90,802	94,127

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,653, 13,655 and 13,655 shares issued at April 30, 2011, January 29, 2011 and May 1, 2010, respectively	137	137	137
Additional paid-in capital	68,066	68,833	64,993
Retained earnings	205,772	195,853	178,279
Treasury stock, at cost, 407, 456 and 478 shares at April 30, 2011, January 29, 2011 and May 1, 2010, respectively	(9,848)	(10,480)	(10,914)
Total Shareholders' Equity	264,127	254,343	232,495
Total Liabilities and Shareholders' Equity	$361,604	$345,145	$326,622

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands, except per share data)	April 30, 2011	May 1, 2010

Net sales	$198,450	$189,457
Cost of sales (including buying, distribution and occupancy costs)	136,690	130,185
Gross profit	61,760	59,272
Selling, general and administrative expenses	45,625	44,281
Operating income	16,135	14,991
Interest income	(28)	(23)
Interest expense	61	69
Income before income taxes	16,102	14,945
Income tax expense	6,183	5,698
Net income	$9,919	$9,247

Net income per share:
Basic	$0.77	$.73
Diluted	$0.75	$.72

Average shares outstanding:
Basic	12,872	12,687
Diluted	13,193	12,874

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2011	13,655	(456)	$137	$68,833	$195,853	$(10,480)	$254,343
Stock option exercises		4		(43)		94	51
Stock-based compensation income tax benefit				1,223			1,223
Employee stock purchase plan purchases		3		(1)		68	67
Restricted stock awards	(2)	135		(3,100)		3,100	0
Common stock repurchased		(93)				(2,630)	(2,630)
Stock-based compensation expense				1,154			1,154
Net income					9,919		9,919
Balance at April 30, 2011	13,653	(407)	$137	$68,066	$205,772	$(9,848)	$264,127

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010

Cash Flows From Operating Activities
Net income	$9,919	$9,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	3,509
Stock-based compensation	1,225	1,285
Loss on retirement and impairment of assets	119	1,171
Deferred income taxes	935	(708)
Lease incentives	1,212	652
Other	352	228
Changes in operating assets and liabilities:
Accounts receivable	341	(630)
Merchandise inventories	(5,331)	(2,705)
Accounts payable and accrued liabilities	2,248	(1,807)
Other	2,516	77
Net cash provided by operating activities	17,029	10,319

Cash Flows From Investing Activities
Purchases of property and equipment	(6,872)	(3,280)
Proceeds from sale of property and equipment	4	300
Net cash used in investing activities	(6,868)	(2,980)

Cash Flows From Financing Activities
Proceeds from issuance of stock	118	372
Excess tax benefits from stock-based compensation	1,211	156
Purchase of treasury stock	(2,630)	(275)
Net cash (used in) provided by financing activities	(1,301)	253
Net increase in cash and cash equivalents	8,860	7,592
Cash and cash equivalents at beginning of period	60,193	44,168
Cash and Cash Equivalents at End of Period	$69,053	$51,760

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$59	$60
Cash paid during period for income taxes	$324	$957
Capital expenditures incurred but not yet paid	$798	$680

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
(In thousands)	April 30, 2011	May 1, 2010

Basic shares	12,872	12,687
Dilutive effect of stock-based awards	321	187
Diluted shares	13,193	12,874

No options to purchase shares of common stock were excluded from the calculation for the first quarter of fiscal 2011 or the first quarter of fiscal 2010.

Note 3 – Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance which amends certain accounting and disclosure requirements related to fair value measurements.  For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not believe the guidance will have a material impact on our condensed consolidated financial statements.

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

Index

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Our financial assets as of April 30, 2011, January 29, 2011, and May 1, 2010 included cash and cash equivalents, which are valued using the market approach.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.  We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of April 30, 2011
Cash and short-term investments (1)	$63,203	$0	$0	$63,203
Credit and debit card receivables (2)	5,850	0	0	5,850
	$69,053	$0	$0	$69,053

As of January 29, 2011
Cash and short-term investments (1)	$54,915	$0	$0	$54,915
Credit and debit card receivables (2)	5,278	0	0	5,278
	$60,193	$0	$0	$60,193

As of May 1, 2010
Cash and short-term investments (1)	$45,667	$0	$0	$45,667
Credit and debit card receivables (2)	6,093	0	0	6,093
	$51,760	$0	$0	$51,760

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

Impaired long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  There were no impairments of long-lived assets recorded during the thirteen weeks ended April 30, 2011.  During the thirteen weeks ended May 10, 2010, long-lived assets held and used with a gross carrying amount of $7.2 million were written down to their fair value of $6.1 million, resulting in an impairment charge of $1.1 million, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $375,000.  During the fifty-two weeks ended January 29, 2011, long-lived assets held and used with a gross carrying amount of $8.8 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $1.7 million, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $500,000.   We did not have any non-financial liabilities measured at fair value for these periods.

Index

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	342,718	$14.70	2.25	3,393
Grants	0
Forfeited or expired	0
Exercised	(4,000)	12.78
Outstanding April 30, 2011	338,718	$14.72	2.01	$4,927
Options outstanding at April 30, 2011, net of estimated forfeitures	338,628	$14.72	2.01	$4,926
Exercisable at April 30, 2011	331,217	$14.74	1.90	$4,812

No previously non-vested stock options vested during the first quarter of fiscal 2011. The total fair value at grant date of previously non-vested stock options that vested during the thirteen week period ended May 1, 2010 was $81,000.  No stock options were granted during the first quarter of fiscal 2011 or fiscal 2010.

The following table summarizes information regarding options exercised:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
( In thousands)	April 30, 2011	May 1, 2010
Total intrinsic value (1)	$58	$198
Total cash received	$51	$313
Associated excess income tax benefits recorded	$22	$67

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at April 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	of Options	Average	Average	of Options	Average
Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$11.44 – 13.68	164,168	2.49	$12.54	161,667	$12.54
$13.87 – 17.12	174,550	1.56	$16.78	169,550	$16.84

Index

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30,	May 1,
(In thousands)	2011 (1)	2010
Stock-based compensation expense before the recognized income tax benefit	$9	$22
Income tax benefit	$3	$8

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of April 30, 2011, there was approximately $6,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.6 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	391,346	$19.91
Granted	135,000	25.56
Vested	(275,516)	20.86
Forfeited	(2,334)	25.65
Non-vested at April 30, 2011	248,496	$21.88

The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2011 and fiscal 2010 was $5.8 million and $473,000, respectively.  The weighted-average grant date fair value of stock awards granted during the thirteen week periods ended April 30, 2011 and May 1, 2010 was $25.56 and $21.59, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 30,	May 1,
(In thousands)	2011 (1)	2010
Stock-based compensation expense before the recognized income tax benefit	$1,133	$1,074
Income tax benefit	$434	$409

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of April 30, 2011, there was approximately $4.0 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards.  The cost is expected to be recognized over a weighted average period of approximately 1.7 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Index

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2011	50,686	$9.72
Granted	0	0.00
Forfeited or expired	(1,167)	9.72
Exercised	0	0.00
Outstanding at April 30, 2011	49,519	$9.72	2.64

Exercisable at April 30, 2011	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $8.81 as of April 30, 2011.

The fair value was estimated using a trinomial lattice model with the following assumptions:

April 30, 2011
Risk free interest rate yield curve	0.02% - 1.97%
Expected dividend yield	0.0%
Expected volatility	58.75%
Maximum life	2.64 Years
Exercise multiple	1.71
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

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

Index

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

	Thirteen	Thirteen,
	Weeks Ended	Weeks Ended
	April 30,	May 1
(In thousands)	2011 (1)	2010
Stock-based compensation expense before the recognized income tax benefit	$71	$179
Income tax benefit	$27	$68

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of April 30, 2011, there was approximately $98,000 in unrecognized compensation expense related to non-vested SARs.  The cost is expected to be recognized over a weighted-average period of approximately 0.6 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended,
	April 30,	May 1
(In thousands)	2011 (1)	2010
Stock-based compensation expense before the recognized income tax benefit (2)	$12	$10
Income tax benefit	$5	$4

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully develop and implement an e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Italy and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of April 30, 2011, we operated 318 stores in 31 states primarily in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Index

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

In addition to operating stores, we will be launching an e-commerce site during the second half of fiscal 2011 to sell shoes and related accessories through our website, www.shoecarnival.com.  Our plan is to attract new Shoe Carnival customers in areas where we do not currently operate stores and offer our current customers a virtual store for their shopping convenience.

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

Index

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%

May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	68.9	68.7
Gross profit	31.1	31.3
Selling, general and administrative expenses	23.0	23.4
Operating income	8.1	7.9
Interest (income) expense, net	0.0	0.0
Income before income taxes	8.1	7.9
Income tax expense	3.1	3.0
Net income	5.0%	4.9%

Executive Summary for First Quarter Ended April 30, 2011

During the first quarter of fiscal 2011, we were able to improve our year-over-year financial performance and achieved an all-time Company record of $0.75 in earnings per diluted share surpassing the previous record of $0.72 per diluted share achieved in the first quarter of fiscal 2010.  Our increase in earnings resulted from a combination of top-line sales growth, the maintenance of a solid gross profit margin and our continued control of operating expenses.

Index

During the first quarter of fiscal 2011:

•	Net sales increased $9.0 million to $198.5 million, a 4.7% increase over the prior year.

•
Our comparable store sales increased 3.4%, which followed our comparable store sales increase of 13.1% reported during the first quarter of fiscal 2010.  While unit sales of toning product remained strong, the decline in average price resulted in a net decrease in comparable store sales of this product.  We were able to overcome this loss in sales as the consumer responded favorably to our wide assortment of footwear, in particular running shoes for both men and women.

•
Our gross profit margin decreased to 31.1% from 31.3% in the first quarter of the prior year.  The merchandise margin decreased 0.4% primarily as a result of the reduction in the average price obtained on toning product.  Buying, distribution and occupancy costs decreased 0.2%, as a percentage of sales, due to the leveraging effect of higher sales.

•
Inventories at April 30, 2011 increased $18.1 million as compared to the end of the first quarter last year.  Approximately 20 percent of this increase was attributable to an increase in inventory levels of toning product.  We anticipate having our inventory of toning product aligned with sales by the end of the second quarter.

•
We generated $10.2 million of cash from operating activities (net of purchases of property and equipment) and ended the first quarter of fiscal 2011 with $69.1 million in cash and cash equivalents and no interest bearing debt.

Our e-commerce site remains on schedule to be launched in the second half of this year.  As we indicated previously, we believe this will provide a new platform for sales growth and will enable national branding of the Shoe Carnival concept.

Results of Operations for the First Quarter Ended April 30, 2011

Net Sales

Net sales increased $9.0 million to $198.5 million during the first quarter of fiscal 2011, a 4.7% increase over the prior year's net sales of $189.5 million.  Comparable store sales increased 3.4%, or approximately $6.4 million, compared to the first quarter last year.  The four stores opened in the first quarter of fiscal 2011 together with the effect of a full quarter's worth of sales from the 10 stores opened in fiscal 2010 contributed an additional $4.0 million in sales.  These sales increases were partially offset by $1.4 million of sales lost from the seven stores which had been closed since the beginning of fiscal 2010 in addition to two stores that were removed from the comparable store category pending closure in early May 2011.

Gross Profit

Gross profit increased $2.5 million to $61.8 million in the first quarter of fiscal 2011 from gross profit of $59.3 million in the comparable prior year period.  The gross profit margin for the first quarter of fiscal 2011 decreased to 31.1% from 31.3% in the first quarter of fiscal 2010.  The merchandise margin decreased 0.4% due in part to the year-over-year decrease in the realized price of toning product.  Buying, distribution and occupancy costs decreased 0.2%, as a percentage of sales, primarily due to the leveraging effect of higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million in the first quarter of fiscal 2011 to $45.6 million from $44.3 million in the first quarter of last year; however, our sales gain enabled us to leverage these costs by 0.4% as a percentage of sales.  During the first quarter of fiscal 2011, we incurred an additional $2.0 million of incremental expense as compared to the same period last year to support our sales growth and expanded store base.  This increase in store selling expenses was partially offset as a result of the reduction in asset impairments and incentive compensation.  During the first quarter of fiscal 2010, we recorded a non-cash asset impairment of $1.1 million related to certain underperforming stores whereas no impairments were recorded in the first quarter of this year.  We also recorded $729,000 less in incentive compensation as compared to the first quarter last year when record-breaking financial performance drove material increases in performance-based compensation.

Index

Pre-opening costs included in selling, general and administrative expenses were $415,000, or 0.2% of sales, for the first quarter of fiscal 2011 as compared to $175,000, or 0.1% of sales, for the first quarter of fiscal 2010.  We opened four stores in the first quarter of fiscal 2011 as compared to three stores in the first quarter of fiscal 2010.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

Also included in selling, general and administrative expenses for the first quarter of fiscal 2011 was approximately $100,000 related to the implementation of our e-commerce platform.  These expenses related primarily to consulting and software maintenance fees.  No expenses were recorded in any prior periods.

Interest (Income) Expense, Net

We recorded net interest expense of $33,000 in the first quarter of fiscal 2011 as compared to net interest expense of $46,000 in the first quarter of the prior year.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2011 increased to 38.4% from 38.1% for the same time period in fiscal 2010.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Our net cash provided by operating activities was $17.0 million in the first quarter of fiscal 2011 as compared to $10.3 million in the first quarter of 2010.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $6.7 million increase in operating cash flow, when comparing the two periods of each year, was primarily driven by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses, offset by a decrease in accrued income taxes.

Working capital increased to $220.8 million at April 30, 2011 from $189.1 million at May 1, 2010.  This $31.7 million increase resulted primarily from an increase in cash and cash equivalents and inventories partially offset by a decrease in prepaid expenses.  The current ratio at April 30, 2011 was 3.9 as compared to 3.5 at May 1, 2010.  We had no outstanding interest bearing debt as of the end of or during either period.

We expended $6.9 million in cash during the first quarter of fiscal 2011 for the purchase of property and equipment, of which $5.4 million was for new stores, remodeling and store relocation activities.  Cash lease incentives received from landlords were $1.2 million for the first quarter of fiscal 2011.  Additional capital expenditures of approximately $14 million to $15 million are expected to be made over the remainder of fiscal 2011.  Included in this range of capital expenditures, is an additional 16 stores at a projected cost of approximately $4.7 million and up to $6.3 million of store remodeling and relocation costs.  Additional lease incentives to be received from landlords are expected to approximate $3.5 million to $4.5 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, the implementation of an e-commerce platform, continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Index

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for a new store in fiscal 2011 are expected to average approximately $326,000 with landlord incentives expected to average approximately $124,000.  The average inventory investment in a new store is expected to range from $460,000 to $690,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $82,000 per store in fiscal 2011.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We expect to close five stores during the remainder of the fiscal year and incur an additional $450,000 in store closing costs for fiscal 2011.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.  It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of April 30, 2011.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of April 30, 2011, there was $4.6 million in letters of credit outstanding and $45.4 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares had been repurchased under this program as of April 30, 2011.

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

Index

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 3 – "Recently Issued Accounting Pronouncements" contained in the Notes to Condensed Consolidated Financial Statements included in PART I, ITEM 1.  FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during the first three months of fiscal 2011 or fiscal 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 30, 2011, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us.  If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs2	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs

January 30, 2011 to February 26, 2011	0	$0.00	0	$25,000,000
February 27, 2011 to April 2, 2011	92,688	$28.37	0	$25,000,000
April 3, 2011 to April 30, 2011	0	$0.00	0	$25,000,000
	92,688		0

1	Represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.
2	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.

ITEM 6.	EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002
3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/9/2010
10-X	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Index

EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Index

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2011	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)