Form 10-Q
period 2011-07-30
SHOE CARNIVAL INC
filed 2011-09-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   July 30, 2011
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

Number of Shares of Common Stock, $.01 par value, outstanding at August 24, 2011 were 13,272,796.

SHOE CARNIVAL, INC.

Index

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	July 30, 2011	January 29, 2011	July 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$44,096	$60,193	$40,560
Accounts receivable	2,889	1,550	1,684
Merchandise inventories	258,069	212,929	238,147
Deferred income tax benefit	3,307	4,275	3,342
Other	5,894	2,407	3,403
Total Current Assets	314,255	281,354	287,136
Property and equipment-net	66,660	62,391	61,503
Other	1,177	1,400	1,205
Total Assets	$382,092	$345,145	$349,844

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$76,293	$55,219	$79,016
Accrued and other liabilities	14,005	15,457	15,345
Total Current Liabilities	90,298	70,676	94,361
Deferred lease incentives	10,082	8,211	6,774
Accrued rent	5,681	5,082	5,164
Deferred income taxes	1,697	669	20
Deferred compensation	5,685	4,907	4,156
Other	816	1,257	1,374
Total Liabilities	114,259	90,802	111,849

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,652, 13,655, 13,655 shares issued at July 30, 2011, January 29, 2011 and July 31, 2010	137	137	137
Additional paid-in capital	68,391	68,833	66,243
Retained earnings	208,487	195,853	182,397
Treasury stock, at cost, 380, 456 and 472 shares at July 30, 2011, January 29, 2011 and July 31, 2010	(9,182)	(10,480)	(10,782)
Total Shareholders' Equity	267,833	254,343	237,995
Total Liabilities and Shareholders' Equity	$382,092	$345,145	$349,844

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010

Net sales	$166,672	$165,394	$365,122	$354,851
Cost of sales (including buying, distribution and occupancy costs)	120,299	118,647	256,989	248,832
Gross profit	46,373	46,747	108,133	106,019
Selling, general and administrative expenses	42,259	40,758	87,884	85,039
Operating income	4,114	5,989	20,249	20,980
Interest income	(21)	(28)	(49)	(51)
Interest expense	71	63	132	132
Income before income taxes	4,064	5,954	20,166	20,899
Income tax expense	1,349	1,836	7,532	7,534
Net income	$2,715	$4,118	$12,634	$13,365

Net income per share:
Basic	$0.20	$0.32	$.95	$1.05
Diluted	$0.20	$0.32	$.94	$1.04

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2011	13,655	(456)	$137	$68,833	$195,853	$(10,480)	$254,343
Stock option exercises	0	24		(228)		577	349
Stock-based compensation income tax benefit				1,348			1,348
Employee stock purchase plan purchases		4		1		104	105
Restricted stock awards	(3)	141		(3,254)		3,254	0
Common stock repurchased		(93)				(2,637)	(2,637)
Stock-based compensation expense				1,691			1,691
Net income					12,634		12,634
Balance at July 30, 2011	13,652	(380)	$137	$68,391	$208,487	$(9,182)	$267,833

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010

Cash Flows From Operating Activities
Net income	$12,634	$13,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,058	6,815
Stock-based compensation	1,822	2,398
Loss on retirement and impairment of assets	483	1,223
Deferred income taxes	1,996	(1,119)
Lease incentives	2,434	981
Other	(185)	(899)
Changes in operating assets and liabilities:
Accounts receivable	(1,239)	(938)
Merchandise inventories	(45,140)	(40,695)
Accounts payable and accrued liabilities	20,635	22,196
Other	(3,627)	(1,336)
Net cash (used in) provided by operating activities	(3,129)	1,991

Cash Flows From Investing Activities
Purchases of property and equipment	(12,165)	(6,565)
Proceeds from sale of property and equipment	4	311
Proceeds from note receivable	100	100
Net cash used in investing activities	(12,061)	(6,154)

Cash Flows From Financing Activities
Proceeds from issuance of stock	454	415
Excess tax benefits from stock-based compensation	1,276	419
Purchase of treasury stock	(2,637)	(279)
Net cash (used in) provided by financing activities	(907)	555
Net decrease in cash and cash equivalents	(16,097)	(3,608)
Cash and cash equivalents at beginning of period	60,193	44,168
Cash and Cash Equivalents at End of Period	$44,096	$40,560

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$132	$125
Cash paid during period for income taxes	$6,862	$9,826
Capital expenditures incurred but not yet paid	$1,771	$1,387

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

Note 2 - Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying condensed consolidated statements of income.

(In thousands except per share data)	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010

Numerator
Net income	$2,715	$4,118	$12,634	$13,365
Less amount allocable to participating securities	52	0	297	0
Net income available for basic common shares	2,663	4,118	12,337	13,365
Adjustment for dilutive potential common shares	0	0	4	0
Net income available for diluted common shares	$2,663	$4,118	$12,341	$13,365

Denominator
Weighted average common shares – basic	13,005	12,720	12,939	12,704
Adjustment for dilutive potential common shares	138	178	135	183
Weighted average common shares – diluted	13,143	12,898	13,074	12,887

Net income per common share
Basic	$0.20	$0.32	$0.95	$1.05
Diluted	$0.20	$0.32	$0.94	$1.04

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

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

Index

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

Our financial assets as of July 30, 2011, January 29, 2011, and July 31, 2010 included cash and cash equivalents, which are valued using the market approach.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.  We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of July 30, 2011
Cash and short-term investments (1)	$35,211	$0	$0	$35,211
Credit and debit card receivables (2)	8,885	0	0	8,885
	$44,096	$0	$0	$44,096

As of January 29, 2011
Cash and short-term investments (1)	$54,915	$0	$0	$54,915
Credit and debit card receivables (2)	5,278	0	0	5,278
	$60,193	$0	$0	$60,193

As of July 31, 2010
Cash (1)	$32,363	$0	$0	$32,363
Credit and debit card receivables (2)	8,197	0	0	8,197
	$40,560	$0	$0	$40,560

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

Index

Impaired long-lived assets were measured at fair value on a non-recurring basis using Level 3 inputs as defined in the fair value hierarchy.  During the thirteen and twenty six-weeks ended July 30, 2011, long-lived assets held and used with a gross carrying amount of $537,000 were written down to their fair value of $320,000, resulting in an impairment charge of $217,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.  During the thirteen-weeks ended July 31, 2010, there were no impairments recorded on long-lived assets held and used.  During the twenty six-weeks ended July 31, 2010, long-lived assets held and used with a gross carrying amount of $7.2 million were written down to their fair value of $6.1 million, resulting in an impairment charge of $1.1 million, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $375,000.

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	342,718	$14.70	2.25	3,393
Grants	0
Forfeited or expired	0
Exercised	(23,934)	14.55
Outstanding July 30, 2011	318,784	$14.71	1.71	$5,380
Options outstanding at July 30, 2011, net of estimated forfeitures	318,729	$14.71	1.71	$5,379
Exercisable at July 30, 2011	316,283	$14.73	1.67	$5,332

The total fair value at grant date of previously non-vested stock options that vested during each of the twenty-six week periods ended July 30, 2011 and July 31, 2010 was $32,000.  No stock options were granted during the first half of fiscal 2011 or fiscal 2010.

The following table summarizes information regarding options exercised:

(In thousands)	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010
Total intrinsic value (1)	$307	$32	$365	$230
Total cash received	$297	$12	$348	$325
Associated excess income tax benefits recorded	$117	$12	$139	$79

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Index

The following table summarizes information regarding outstanding and exercisable options at July 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$11.44 – 13.68	156,984	2.28	$12.53	154,483	$12.53
$13.87 – 17.12	161,800	1.16	$16.83	161,800	$16.83

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	Thirteen Weeks Ended July 30, 2011 (1)	Thirteen Weeks Ended July 31, 2010 (1)	Twenty-six Weeks Ended July 30, 2011 (1)	Twenty-six Weeks Ended July 31, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$8	$18	$17	$39
Income tax benefit	$3	$7	$6	$15

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of July 30, 2011, there was approximately $3,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.4 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	391,346	$19.91
Granted	141,393	25.62
Vested	(276,549)	20.83
Forfeited	(2,668)	25.72
Non-vested at July 30, 2011	253,522	$22.04

The total fair value at grant date of previously non-vested stock awards that vested during the first half of fiscal 2011 and the first half of fiscal 2010 was $5.8 million and $487,000, respectively.  The weighted-average grant date fair value of stock awards granted during the twenty-six week period ended July 30, 2011 was $25.62. The weighted-average grant date fair value of stock awards granted during the twenty-six week period ended July 31, 2010 was $21.63.

Index

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended July 30, 2011 (1)	Thirteen Weeks Ended July 31, 2010 (1)	Twenty-six Weeks Ended July 30, 2011 (1)	Twenty-six Weeks Ended July 31, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$522	$1,054	$1,655	$2,127
Income tax benefit	$200	$407	$632	$812

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of July 30, 2011, there was approximately $3.7 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards.  The cost is expected to be recognized over a weighted average period of approximately 2.0 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2011	50,686	$9.72
Granted	0	0.00
Forfeited or expired	(2,668)	9.72
Exercised	0	0.00
Outstanding at July 30, 2011	48,018	$9.72	2.37
Exercisable at July 30, 2011	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $9.40 as of July 30, 2011.

Index

The fair value was estimated using a trinomial lattice model with the following assumptions:

July 30, 2011
Risk free interest rate yield curve	0.16% -1.35%
Expected dividend yield	0.0%
Expected volatility	58.46%
Maximum life	2.39 Years
Exercise multiple	1.71
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended July 30, 2011 (1)	Thirteen Weeks Ended July 31, 2010 (1)	Twenty-six Weeks Ended July 30, 2011 (1)	Twenty-six Weeks Ended July 31, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$60	$36	$132	$215
Income tax benefit	$23	$14	$50	$82

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of July 30, 2011, there was approximately $64,000 in unrecognized compensation expense related to non-vested SARs.  The cost is expected to be recognized over a weighted-average period of approximately 0.4 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(In thousands)	Thirteen Weeks Ended July 30, 2011 (1)	Thirteen Weeks Ended July 31, 2010 (1)	Twenty-six Weeks Ended July 30, 2011 (1)	Twenty-six Weeks Ended July 31, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit (2)	$7	$5	$19	$16
Income tax benefit	$3	$2	$7	$6

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of July 30, 2011, we operated 321 stores in 32 states, primarily in the Midwest, South and Southeast regions of the United States.  We offer a distinctive shopping experience, a broad merchandise assortment and value to our customers while maintaining an efficient store level cost structure.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%
July 30, 2011	318	5	2	321	55,000	3,484,000	-1.1%

Year-to-date 2011	314	9	2	321	94,000	3,484,000	1.3%

May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%
July 31, 2010	311	3	1	313	23,000	3,397,000	8.3%

Year-to-date 2010	311	6	4	313	25,000	3,397,000	10.8%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	72.2	71.7	70.4	70.1

Gross profit	27.8	28.3	29.6	29.9
Selling, general and administrative expenses	25.3	24.7	24.0	24.0

Operating income	2.5	3.6	5.6	5.9
Interest (income) expense, net	0.1	0.0	0.0	0.0

Income before income taxes	2.4	3.6	5.6	5.9
Income tax expense	0.8	1.1	2.1	2.1

Net income	1.6%	2.5%	3.5%	3.8%

Index

Executive Summary for Second Quarter Ended July 30, 2011

•	Net sales increased $1.3 million to $166.7 million, a 0.8% increase over the prior year comparative period.

•
We achieved comparable store sales gains in the traditionally strong summer categories of sandals and running footwear.  However, we were unable to overcome the decline in sales of toning product on both a unit and average price basis, when compared to the second quarter of last year.  As a result, our comparable store sales declined 1.1%.

•
We achieved a gross profit margin of 27.8% as compared to 28.3% in the second quarter of the prior year.  The merchandise margin remained unchanged, while buying, distribution and occupancy costs increased 0.5%, as a percentage of sales.

•
Inventories at July 30, 2011, when compared to levels at the end of the second quarter of fiscal 2010, increased 5.7% on a per store basis.  This increase was due in part to an increase in the average cost of footwear on a per pair basis, an increase in pairs of footwear within key categories and the inventory purchased for the upcoming launch of our e-commerce site.

•	We ended the quarter with $44.1 million in cash and cash equivalents and no interest bearing debt.

Results of Operations for the Second Quarter Ended July 30, 2011

Net Sales

Net sales increased $1.3 million to $166.7 million during the second quarter of fiscal 2011, a 0.8% increase over the prior year's second quarter net sales of $165.4 million.  This increase was due to a $4.4 million increase in sales generated by new stores opened since the first quarter of fiscal 2010.  This increase was partially offset by a 1.1% decrease in comparable store sales in addition to a $1.3 million loss in sales from the six stores closed since the first quarter of fiscal 2010.

Gross Profit

Gross profit decreased $374,000 to $46.4 million in the second quarter of fiscal 2011, as compared to the same period last year, while the gross margin for the quarter decreased 0.5% to 27.8%.  Our merchandise margin remained unchanged as compared to the prior year comparative period, while buying, distribution and occupancy costs increased 0.5%, as a percentage of sales.  Included in our cost of sales for the second quarter of fiscal 2011, was a $435,000 write-down in value of our toning inventory to reflect current market conditions.  Approximately one-half of the 0.5% increase in buying, distribution and occupancy was due to the deleveraging effect of lower comparable store sales with the balance resulting from an increase in store closing costs included within occupancy.  We closed a store location prior to the end of its lease term and incurred approximately $400,000 in occupancy costs related to the remaining lease payments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million in the second quarter of fiscal 2011 to $42.3 million as compared to $40.8 million in the second quarter of fiscal 2010.  This increase in net expense coupled with lower comparable store sales, resulted in a 0.6% increase in selling, general and administrative expenses as a percentage of sales.  Significant changes in expense between the comparative quarters included the following:

•
Our self-insured health care costs increased $964,000.  Health care claims in the second quarter were higher than we typically experience, which was in contrast to a significantly lower claims experience during the second quarter of fiscal 2010.

Index

•
We incurred $235,000 of expense related to the implementation of our e-commerce platform.  These expenses consisted primarily of wages, consulting services and software maintenance fees.   No expenses were recorded in fiscal 2010.

•
We opened five stores in the second quarter of fiscal 2011 as compared to three stores in the second quarter of fiscal 2010.  Pre-opening costs were $315,000, or 0.2% as a percentage of sales, for the second quarter of fiscal 2011 as compared to $162,000, or 0.1% as a percentage of sales, for the second quarter of fiscal 2010.

•
Store closing costs and non-cash asset impairment charges increased $256,000 to $295,000, or 0.2% as a percentage of sales.  These costs related to the closing of two stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods.

•	Incentive compensation decreased by $1.3 million, as compared to the second quarter last year when record-breaking financial performance drove material increases in performance-based compensation.

Interest (Income) Expense, Net

We recorded net interest expense of $50,000 in the second quarter of fiscal 2011 as compared to net interest expense of $35,000 in the second quarter of the prior year.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2011 was 33.2% as compared to 30.8% for the second quarter of fiscal 2010.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  Included in income tax expense for the second quarter of both fiscal periods are benefits related to the favorable resolution of certain tax positions, which significantly lowered our effective income tax rate as compared to other second quarter historical periods.

Results of Operations for the Six Months Ended July 30, 2011

Net Sales

Net sales increased $10.2 million to $365.1 million during the first half of fiscal 2011, a 2.9% increase over net sales of $354.9 million for the first half of fiscal 2010.  This increase was primarily due to an $8.3 million increase in sales from new stores opened since the beginning of fiscal 2010 along with a 1.3% gain in comparable store sales.  These increases were partially offset by a $2.7 million loss from the nine stores that were closed since the beginning of fiscal 2010.  Our comparable store sales gains were driven by an increase in the average unit price.

Gross Profit

Gross profit increased $2.1 million to $108.1 million in the first half of fiscal 2011, as compared to the same period last year, while the gross margin decreased 0.3% to 29.6%.  The merchandise margin decreased 0.2% and buying, distribution and occupancy costs increased 0.1%, as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million in the first half of fiscal 2011 to $87.9 million from $85.0 million in the prior year comparable period; however, our sales gain enabled us to hold these costs as a percentage of sales equal to last year at 24.0%.  Significant changes in expense between the comparative periods included store selling expenses, self-insured health care, incentive compensation and non-cash asset impairments.  We incurred an additional $2.5 million of incremental expense as compared to the same period last year to support our sales growth and expanded store base.  In addition, our self-insured health care costs increased $992,000.  This increase resulted from a higher level of claim activity during the second quarter of fiscal 2011 which was in contrast to the significantly lower claim experience during the second quarter of fiscal 2010.  These increases were partially offset as a result of $2.0 million less in incentive compensation as compared to the first half of last year when record-breaking financial performance drove material increases in performance-based compensation.  Additionally, during the first half of fiscal 2010, we recorded non-cash asset impairments of $1.1 million related to certain underperforming stores whereas $217,000 in non-cash asset impairments were recorded in the first half of fiscal 2011.

Index

Also included in selling, general and administrative expenses for the first half of fiscal 2011 was approximately $333,000 related to the implementation of our e-commerce platform.  These expenses related primarily to wages, consulting services and software maintenance fees.  No expenses were recorded in fiscal 2010.

Pre-opening costs included in selling, general and administrative expenses were $729,000, or 0.2% as a percentage of sales, for the first six months of fiscal 2011 as compared to $337,000, or 0.1% as a percentage of sales, for the first six months of fiscal 2010.  We opened nine stores in the first six months of fiscal 2011 as compared to six stores in the first six months of fiscal 2010.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged in the period they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first six months of fiscal 2011 was $321,000, or 0.2% as a percentage of sales.  These costs related to the closing of two stores, impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods.  In the first half of fiscal 2010, we incurred $1.3 million, or 0.4% as a percentage of sales.  These costs related to the closing of four stores, impairment of assets and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest expense of $83,000 in the first six months of fiscal 2011 as compared to net interest expense of $81,000 in the first six months of the prior year.

Income Taxes

The effective income tax rate for the first six months of fiscal 2011 was 37.3% as compared to 36.0% for first six months of fiscal 2010.  The annual effective income tax rate for fiscal 2011 is expected to be approximately 37.8%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Our net cash used in operating activities was $3.1 million in the first six months of fiscal 2011 as compared to cash provided by operations of $2.0 million in the first six months of 2010.  The change in operating cash flow, when comparing the two periods of each year, was primarily driven by an increase in merchandise inventories and a decrease in accounts payable, partially offset by an increase in deferred income taxes.

Working capital increased to $224.0 million at July 30, 2011 from $192.8 million at July 31, 2010.  This $31.2 million increase resulted primarily from an increase in cash and cash equivalents and inventories, combined with a decrease in accounts payable.  The current ratio at July 30, 2011 was 3.5 as compared to 3.0 at July 31, 2010.  We had no outstanding interest bearing debt during or as of the end of either period.

We expended $12.2 million in cash during the first six months of fiscal 2011 for the purchase of property and equipment, of which $9.5 million was for new stores, remodeling and store relocation activities.  Approximately $1.2 million was used in developing our e-commerce  platform. The remaining capital expenditures were used for continued investments in technology and normal asset replacement activities. Cash lease incentives received from landlords during the first half of fiscal 2011 were $2.4 million. Additional capital expenditures of approximately $8.0 million to $9.0 million are expected to be made over the remainder of fiscal 2011 including a projected $2.2 million for new stores and up to $2.8 million in store remodeling costs.  Additional lease incentives to be received from landlords are expected to approximate $2.8 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, the implementation of an e-commerce platform, continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Index

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital expenditures for each of our projected 17 new stores in fiscal 2011 are expected to average approximately $328,000 with landlord incentives expected to average approximately $126,000.  The average inventory investment in a new store is expected to range from $460,000 to $690,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Pre-opening expenses, such as advertising, salaries and supplies, are expected to average approximately $78,000 per store in fiscal 2011.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We closed two stores in the first six months of fiscal 2011 and expect to close two additional stores during the remainder of fiscal 2011.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.  It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of July 30, 2011.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of July 30, 2011, there was $11.0 million in letters of credit outstanding and $39.0 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  The purchases may be made in the open market or privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares have been repurchased under this program as of July 30, 2011.

Index

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during the first six months of fiscal 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of              July 30, 2011, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended   July 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us.  If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased1	per Share	Programs2	Programs

May 1, 2011 to May 28, 2011	0	$0.00	0	$0
May 29, 2011 to July 2, 2011	0	$0.00	0	$0
July 3, 2011 to July 30, 2011	220	$31.03	0	$0
	220		0

1	Delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
2	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.

Index

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/9/2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended   July 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.
X

Index

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2011	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)