Form 10-Q
period 2011-10-29
SHOE CARNIVAL INC
filed 2011-12-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   October 29, 2011
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

Number of Shares of Common Stock, $.01 par value, outstanding at November 30, 2011 were 13,354,469.

SHOE CARNIVAL, INC.

Index

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	October 29, 2011	January 29, 2011	October 30, 2010

Assets
Current Assets:
Cash and cash equivalents	$52,997	$60,193	$43,312
Accounts receivable	3,029	1,550	2,596
Merchandise inventories	245,131	212,929	228,233
Deferred income tax benefit	2,830	4,275	3,531
Other	3,664	2,407	2,977
Total Current Assets	307,651	281,354	280,649
Property and equipment-net	67,899	62,391	62,608
Other	1,252	1,400	1,286
Total Assets	$376,802	$345,145	$344,543

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$54,088	$55,219	$58,668
Accrued and other liabilities	16,722	15,457	18,856
Total Current Liabilities	70,810	70,676	77,524
Deferred lease incentives	11,576	8,211	7,348
Accrued rent	5,759	5,082	5,162
Deferred income taxes	1,566	669	0
Deferred compensation	5,791	4,907	4,569
Other	892	1,257	1,578
Total Liabilities	96,394	90,802	96,181

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,652, 13,655, 13,655 shares issued at October 29, 2011, January 29, 2011 and October 30, 2010	137	137	137
Additional paid-in capital	68,506	68,833	67,268
Retained earnings	218,960	195,853	191,493
Treasury stock, at cost, 298, 456 and 461 shares at October 29, 2011, January 29, 2011 and October 30, 2010	(7,195)	(10,480)	(10,536)
Total Shareholders' Equity	280,408	254,343	248,362
Total Liabilities and Shareholders' Equity	$376,802	$345,145	$344,543

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010

Net sales	$215,472	$204,443	$580,594	$559,294
Cost of sales (including buying,distribution and occupancy costs)	150,317	142,933	407,306	391,765
Gross profit	65,155	61,510	173,288	167,529
Selling, general and administrative expenses	48,276	47,096	136,160	132,135
Operating income	16,879	14,414	37,128	35,394
Interest income	(17)	(28)	(66)	(79)
Interest expense	68	64	200	196
Income before income taxes	16,828	14,378	36,994	35,277
Income tax expense	6,355	5,282	13,887	12,816
Net income	$10,473	$9,096	$23,107	$22,461

Net income per share:
Basic	$0.79	$.71	$1.74	$1.77
Diluted	$0.78	$.70	$1.72	$1.73

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2011	13,655	(456)	$137	$68,833	$195,853	$(10,480)	$254,343
Stock option exercises	0	104		(909)		2,511	1,602
Stock-based compensation income tax benefit				1,611			1,611
Employee stock purchase plan purchases		6		(8)		157	149
Restricted stock awards	(3)	141		(3,254)		3,254	0
Common stock repurchased		(93)				(2,637)	(2,637)
Stock-based compensation expense				2,233			2,233
Net income					23,107		23,107
Balance at October 29, 2011	13,652	(298)	$137	$68,506	$218,960	$(7,195)	$280,408

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010

Cash Flows From Operating Activities
Net income	$23,107	$22,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,737	10,252
Stock-based compensation	2,413	3,638
Loss on retirement and impairment of assets	532	1,407
Deferred income taxes	2,342	(1,328)
Lease incentives	4,128	1,830
Other	(426)	(770)
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(1,850)
Merchandise inventories	(32,202)	(30,781)
Accounts payable and accrued liabilities	1,283	2,777
Other	(430)	717
Net cash provided by operating activities	10,105	8,353

Cash Flows From Investing Activities
Purchases of property and equipment	(17,794)	(10,335)
Proceeds from sale of property and equipment	5	311
Proceeds from note receivable	100	100
Net cash used in investing activities	(17,689)	(9,924)

Cash Flows From Financing Activities
Proceeds from issuance of stock	1,751	560
Excess tax benefits from stock-based compensation	1,274	434
Purchase of treasury stock	(2,637)	(279)
Net cash provided by financing activities	388	715
Net decrease in cash and cash equivalents	(7,196)	(856)
Cash and cash equivalents at beginning of period	60,193	44,168
Cash and Cash Equivalents at End of Period	$52,997	$43,312

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$197	$188
Cash paid during period for income taxes	$9,937	$13,281
Capital expenditures incurred but not yet paid	$1,110	$2,344

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

(In thousands except per share data)	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010
Numerator
Net income	$10,473	$9,096	$23,107	$22,461
Less amount allocable to participating securities	200	0	508	0
Net income available for basic common shares	10,273	9,096	22,599	22,461
Adjustment for dilutive potential common shares	0	0	0	0
Net income available for diluted common shares	$10,273	$9,096	$22,599	$22,461

Denominator
Weighted average common shares – basic	13,065	12,726	12,981	12,711
Adjustment for dilutive potential common shares	100	250	123	245
Weighted average common shares – diluted	13,165	12,976	13,104	12,956

Net income per common share
Basic	$0.79	$0.71	$1.74	$1.77
Diluted	$0.78	$0.70	$1.72	$1.73

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

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

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Our financial assets as of October 29, 2011, January 29, 2011, and October 30, 2010 included cash and cash equivalents, which are valued using the market approach.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.  We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of October 29, 2011
Cash and short-term investments (1)	$48,042	$0	$0	$48,042
Credit and debit card receivables (2)	4,955	0	0	4,955
	$52,997	$0	$0	$52,997

As of January 29, 2011
Cash and short-term investments (1)	$54,915	$0	$0	$54,915
Credit and debit card receivables (2)	5,278	0	0	5,278
	$60,193	$0	$0	$60,193

As of October 30, 2010
Cash (1)	$38,105	$0	$0	$38,105
Credit and debit card receivables (2)	5,207	0	0	5,207
	$43,312	$0	$0	$43,312

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

Index

Impaired long-lived assets were measured at fair value on a non-recurring basis using Level 3 inputs as defined in the fair value hierarchy. During the thirteen weeks ended October 29, 2011, long-lived assets held and used with a gross carrying amount of $175,000 were written down to their fair value of $136,000, resulting in an impairment charge of $39,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $0.  During the thirty-nine weeks ended October 29, 2011, long-lived assets held and used with a gross carrying amount of $712,000 were written down to their fair value of $455,000, resulting in an impairment charge of $257,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.

During the thirteen weeks ended October 30, 2010, long-lived assets held and used with a gross carrying amount of $476,000 were written down to their fair value of $387,000, resulting in an impairment charge of $89,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $22,000.  During the thirty-nine weeks ended October 30, 2010, long-lived assets held and used with a gross carrying amount of $7.7 million were written down to their fair value of $6.5 million, resulting in an impairment charge of $1.2 million, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $397,000.

We did not have any non-financial liabilities measured at fair value for these periods.

Note 5 - Stock-Based Compensation

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	342,718	$14.70	2.25	3,393
Grants	0
Forfeited or expired	0
Exercised	(103,934)	15.41
Outstanding October 29, 2011	238,784	$14.39	1.65	$3,196
Options outstanding at October 29, 2011, net of estimated forfeitures	238,775	$14.39	1.65	$3,196
Exercisable at October 29, 2011	236,283	$14.42	1.60	$3,158

The total fair value at grant date of previously non-vested stock options that vested during each of the thirty-nine week periods ended October 29, 2011 and October 30, 2010 was $32,000.  No stock options were granted during the first nine months of fiscal 2011 or fiscal 2010.

Index

The following table summarizes information regarding options exercised:

(In thousands)	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010
Total intrinsic value (1)	$690	$94	$1,055	$324
Total cash received	$1,253	$114	$1,601	$438
Associated excess income tax benefits recorded	$266	$36	$405	$115

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at October 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$11.44 – 13.68	131,984	2.05	$12.54	129,483	$12.55
$13.87 – 17.12	106,800	1.16	$16.68	106,800	$16.68

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	Thirteen Weeks Ended October 29, 2011 (1)	Thirteen Weeks Ended October 30, 2010 (1)	Thirty-nine Weeks Ended October 29, 2011 (1)	Thirty-nine Weeks Ended October 30, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$2	$18	$19	$57
Income tax benefit	$1	$7	$7	$22

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effect from the favorable resolution of certain tax positions.

As of October 29, 2011, there was approximately $1,000 of unrecognized compensation expense, net of estimated forfeitures, remaining related to non-vested stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.1 years.

Restricted Stock Awards

The following table summarizes the share transactions for restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	391,346	$19.91
Granted	141,393	25.62
Vested	(276,549)	20.83
Forfeited	(2,668)	25.72
Non-vested at October 29, 2011	253,522	$22.04

Index

The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2011 and the first nine months of fiscal 2010 was $5.8 million and $487,000, respectively.  The weighted-average grant date fair value of stock awards granted during the thirty-nine week period ended October 29, 2011 was $25.62. The weighted-average grant date fair value of stock awards granted during the thirty-nine week period ended October 30, 2010 was $21.63.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended October 29, 2011 (1)	Thirteen Weeks Ended October 30, 2010 (1)	Thirty-nine Weeks Ended October 29, 2011 (1)	Thirty-nine Weeks Ended October 30, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$533	$1,066	$2,188	$3,193
Income tax benefit	$203	$405	$834	$1,218

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effectsfrom the favorable resolution of certain tax positions.

As of October 29, 2011, there was approximately $3.1 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards.  The cost is expected to be recognized over a weighted average period of approximately 1.7 years. This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2011	50,686	$9.72
Granted	0	0.00
Forfeited or expired	(2,668)	9.72
Exercised	0	0.00
Outstanding at October 29, 2011	48,018	$9.72	2.14
Exercisable at October 29, 2011	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $9.62 as of October 29, 2011.

Index

The fair value was estimated using a trinomial lattice model with the following assumptions:

October 29, 2011
Risk free interest rate yield curve	0.02% - 1.13%
Expected dividend yield	0.0%
Expected volatility	59.04%
Maximum life	2.14 Years
Exercise multiple	1.71
Maximum payout	$9.72
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period.  We had not paid and did not include in our assumptions paying cash dividends; therefore, the expected dividend yield was assumed to be zero.  Expected volatility was based on the historical volatility of our stock.  The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 29, 2011 (1)	Thirteen Weeks Ended October 30, 2010 (1)	Thirty-nine Weeks Ended October 29, 2011 (1)	Thirty-nine Weeks Ended October 30, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit	$48	$151	$180	$366
Income tax benefit	$18	$57	$69	$140

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effectsfrom the favorable resolution of certain tax positions.

As of October 29, 2011, there was approximately $23,000 in unrecognized compensation expense related to non-vested SARs.  The cost is expected to be recognized over a weighted-average period of approximately 0.1 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(In thousands)	Thirteen Weeks Ended October 29, 2011 (1)	Thirteen Weeks Ended October 30, 2010 (1)	Thirty-nine Weeks Ended October 29, 2011 (1)	Thirty-nine Weeks Ended October 30, 2010 (1)
Stock-based compensation expense before the recognized income tax benefit (2)	$8	$6	$26	$21
Income tax benefit	$3	$2	$10	$8

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully implement an e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in the People’s Republic of China, Brazil, Italy and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear.  For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 in addition to PART II, ITEM 1A. RISK FACTORS of this Quarterly Report on Form 10-Q.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers.  As of October 29, 2011, we operated 327 stores in 32 states, primarily in the Midwest, South and Southeast regions of the United States.  In addition to our retail stores, we also operate an internet retailing site at shoecarnival.com.

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

In addition to our 327 stores, we announced the launched of our e-commerce site on October 4, 2011.  Our e-commerce site reflects the excitement and spontaneity that is a vital part of our in-store experience including special promotions and limited time sales.  We believe our e-commerce site will allow us to attract new Shoe Carnival customers in areas where we do not currently operate stores and offer our current customers a virtual store for their shopping convenience, providing us with an additional long-term growth vehicle in addition to the opportunity to gain national brand exposure.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%
July 30, 2011	318	5	2	321	55,000	3,484,000	-1.1%
October 29, 2011	321	7	1	327	70,000	3,554,000	2.8%

Year-to-date 2011	314	16	3	327	164,000	3,554,000	1.9%

May 1, 2010	311	3	3	311	2,000	3,374,000	13.1%
July 31, 2010	311	3	1	313	23,000	3,397,000	8.3%
October 30, 2010	313	4	1	316	15,000	3,412,000	7.2%

Year-to-date 2010	311	10	5	316	40,000	3,412,000	9.4%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales nor are our e-commerce sales.  Our e-commerce sales will be included in comparable sales starting with the first quarter in fiscal 2013.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 30, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,distribution and occupancy costs)	69.8	69.9	70.2	70.1
Gross profit	30.2	30.1	29.8	29.9
Selling, general and administrative expenses	22.4	23.0	23.4	23.6
Operating income	7.8	7.1	6.4	6.3
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	7.8	7.1	6.4	6.3
Income tax expense	2.9	2.6	2.4	2.3
Net income	4.9%	4.5%	4.0%	4.0%

Index

Executive Summary for Third Quarter Ended October 29, 2011

During the third quarter of fiscal 2011, we were able to improve our year-over-year financial performance and achieved all-time Company records in both net sales and in earnings per diluted share.

•	Our net sales increased 5.4% over the third quarter last year, to a record $215.5 million.

•
Our comparable store sales increased 2.8%, which followed a 7.2% comparable store sales increase in the third quarter last year.  We achieved these results even though our strong sales during the back-to-school season this year were partially offset by a decline in comparable store sales resulting from lower than expected store traffic trends in late September and October.

•
We achieved a gross profit margin of 30.2% as compared to 30.1% in the third quarter of the prior year.  The merchandise margin remained unchanged, while buying, distribution and occupancy costs decreased 0.1%, as a percentage of sales, due to the leveraging effect of higher sales.

•	Earnings per diluted share increased approximately 11% over the third quarter last year to $0.78, primarily as a result of our sales growth.

•
Inventories at October 29, 2011, when compared to levels at the end of the third quarter of fiscal 2010, increased 3.8% on a per store basis.  This increase was due in part to an increase in pairs of footwear within key categories, along with the addition of inventory for our new e-commerce site.

•	We ended the quarter with $53.0 million in cash and cash equivalents and no interest bearing debt.

Results of Operations for the Third Quarter Ended October 29, 2011

Net Sales

Net sales increased $11.1 million to $215.5 million during the third quarter of fiscal 2011, a 5.4% increase over the prior year's third quarter net sales of $204.4 million.  This increase was due to a $6.6 million increase in sales generated by our new stores which opened since the beginning of the third quarter of fiscal 2010 and our e-commerce site which launched in the third quarter of fiscal 2011, in addition to a 2.8% increase in comparable store sales. This increase was partially offset by a $1.2 million loss in sales from the six stores closed since the beginning of the third quarter of fiscal 2010.  Our comparable store sales gains were primarily driven by an increase in our average unit price of footwear.

Gross Profit

Gross profit increased $3.7 million to $65.2 million in the third quarter of fiscal 2011, as compared to the same period last year, and the gross margin for the quarter increased 0.1% to 30.2%.  Our merchandise margin remained unchanged as compared to the prior year comparative period, while buying, distribution and occupancy costs decreased 0.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million in the third quarter of fiscal 2011 to $48.3 million as compared to $47.1 million in the third quarter of fiscal 2010; however, our sales gain enabled us to leverage these costs by 0.6% as a percentage of sales.  During the third quarter of fiscal 2011 we incurred an additional $2.3 million of incremental expense as compared to the same period last year to support our sales growth, expanded store base and e-commerce initiative.  This increase in selling expenses was partially offset by a reduction in performance-based incentive compensation.  We recorded $1.3 million less in incentive compensation as compared to the third quarter last year when record-breaking financial performance drove material increases in performance-based compensation.

Index

Interest (Income) Expense, Net

We recorded net interest expense of $51,000 in the third quarter of fiscal 2011 as compared to net interest expense of $36,000 in the third quarter of the prior year.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2011 was 37.8% as compared to 36.7% for the third quarter of fiscal 2010.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  Included in income tax expense for the third quarter of both fiscal periods were benefits related to the favorable resolution of certain tax positions, which lowered our effective income tax rate as compared to other third quarter historical periods.

Results of Operations for the Nine Months Ended October 29, 2011

Net Sales

Net sales increased $21.3 million to $580.6 million during the first nine months of fiscal 2011, a 3.8% increase over net sales of $559.3 million for the first nine months of fiscal 2010.  This increase was primarily due to a $14.9 million increase in sales from new stores which opened since the beginning of fiscal 2010 and our e-commerce site which launched in the third quarter of fiscal 2011, in addition to a 1.9% gain in comparable store sales.  This increase was partially offset by a $3.9 million loss in sales from the ten stores that were closed since the beginning of fiscal 2010.  Our comparable store sales gains were primarily driven by an increase in our average unit price of footwear partially offset by a 1.0% decrease in the number of footwear units sold.

Gross Profit

Gross profit increased $5.8 million to $173.3 million in the first nine months of fiscal 2011, as compared to the same period last year, while the gross margin decreased 0.1% to 29.8%.  The merchandise margin decreased 0.1% and buying, distribution and occupancy costs remained flat, as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.1 million in the first nine months of fiscal 2011 to $136.2 million from $132.1 million in the first nine months of fiscal 2010; however, our sales gain enabled us to leverage these costs by 0.2% as a percentage of sales.  Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $5.2 million of incremental expense during fiscal 2011, as compared to the same period last year, to support our sales growth, expanded store base and e-commerce initiative.

•
Our self-insured health care costs increased $1.3 million during fiscal 2011, as compared to the same period last year.  This increase resulted from a higher level of claim activity primarily during the second quarter of fiscal 2011 which was in contrast to the significantly lower claim experience during the second quarter of fiscal 2010.

•
The above increases were partially offset by $3.4 million less in incentive compensation this year as compared to the same period last year when record-breaking financial performance drove material increases in performance-based compensation.

•
During the first nine months of last year we recorded non-cash asset impairments of $1.1 million related to certain underperforming stores, whereas $217,000 in non-cash asset impairments were recorded in the first nine months of fiscal 2011.

Index

Pre-opening costs included in selling, general and administrative expenses were $907,000, or 0.2% as a percentage of sales, for the first nine months of fiscal 2011 as compared to $465,000, or 0.1% as a percentage of sales, for the comparable period in fiscal 2010.  We opened 16 stores in the first nine months of fiscal 2011 as compared to ten stores in the first nine months of fiscal 2010.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged in the period they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first nine months of fiscal 2011 was $417,000, or 0.1% as a percentage of sales.  These costs related to the closing of three stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods.  In the first nine months of fiscal 2010, we incurred store closing costs and non-cash asset impairment charges of $1.4 million, or 0.3% as a percentage of sales.  These costs related to the closing of five stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management's determination to close certain underperforming stores in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Interest (Income) Expense, Net

We recorded net interest expense of $134,000 in the first nine months of fiscal 2011 as compared to net interest expense of $117,000 for the prior year comparable period.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2011 was 37.5% as compared to 36.3% for first nine months of fiscal 2010.  The annual effective income tax rate for fiscal 2011 is expected to be approximately 37.7%.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Our net cash provided by operating activities was $10.1 million in the first nine months of fiscal 2011 as compared to $8.4 million in the first nine months of 2010.  The change in operating cash flow, when comparing the two periods of each year, was primarily driven by an increase in deferred income taxes and lease incentives, partially offset by an increase in merchandise inventories and a decrease in accounts payable and accrued liabilities.

Working capital increased to $236.8 million at October 29, 2011 from $203.1 million at October 30, 2010.  This $33.7 million increase resulted primarily from an increase in cash and cash equivalents and inventories, combined with a decrease in accounts payable and accrued and other liabilities.  The current ratio at October 29, 2011 was 4.3 as compared to 3.6 at October 30, 2010.  We had no outstanding interest bearing debt during or as of the end of either period.

We expended $17.8 million in cash during the first nine months of fiscal 2011 for the purchase of property and equipment, of which $13.6 million was for new stores, remodeling and store relocation activities.  Approximately $1.7 million was used towards developing our e-commerce platform. The remaining capital expenditures were used for continued investments in technology and normal asset replacement activities. Cash lease incentives received from landlords during the first nine months of fiscal 2011 were $4.1 million.

Additional capital expenditures of approximately $3.5 million to $4.5 million are expected to be made during the fourth quarter of fiscal 2011.  We intend to open one additional store and undertake remodeling activities prior to the end of fiscal 2011, which collectively should total approximately $1.1 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, investments in technology and asset purchases and construction costs for fiscal 2012 new and relocated stores.  Additional lease incentives to be received from landlords are expected to approximate $1.8 million during the fourth quarter of fiscal 2011.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Index

Our current store prototype uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  On a per-store basis, the 17 stores opened during fiscal 2011, the initial inventory investment will average approximately $600,000, capital expenditures will average $300,000 and lease incentives received from landlords will average $126,000.  Pre-opening expenses, such as advertising, salaries and supplies, will average approximately $62,000 per store in fiscal 2011.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.  The total amount of pre-opening expense incurred will vary on a store-by-store basis depending on the specific market and the promotional activities involved.

We closed three stores in the first nine months of fiscal 2011 and expect to close one additional store during the fourth quarter of fiscal 2011.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.  At this time, we anticipate opening approximately 30 new stores during fiscal 2012 and closing five for a net square footage growth of approximately 8%.  Included in our new store openings is our plan to enter two new major markets – Dallas, Texas and Puerto Rico.  We plan to enter the Dallas market in the first half of fiscal 2012, opening eight stores by the end of fiscal 2012.  This will be followed by our expansion into Puerto Rico, as we plan to open approximately four stores in the second half of fiscal 2012.  We continue to believe our strong, unleveraged financial position provides a solid platform for additional square footage growth, as the retail real estate market continues to improve over the next several months and coming years.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.  It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of October 29, 2011.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of October 29, 2011, there was $3.3 million in letters of credit outstanding and $46.7 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011 unless extended by the Board of Directors.  The purchases may be made in the open market or privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares have been repurchased under this program as of October 29, 2011.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during the first nine months of fiscal 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 29, 2011, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended   October 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us.  If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, except as follows:

Various risks associated with our e-commerce business may adversely affect our business and results of operation.  We launched our e-commerce site on October 4, 2011, selling shoes and related accessories through our website at www.shoecarnival.com.  Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations.  Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems.  Our e-commerce operations also involve other risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, managing any upgrades or other technological changes, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information.  There can be no assurance that our e-commerce operations will achieve growing sales and profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs1	Programs

July 31, 2011 to August 27, 2011	0	$0.00	0	$25,000,000
August 28, 2011 to October 1, 2011	0	$0.00	0	$25,000,000
October 2, 2011 to October 29, 2011	0	$0.00	0	$25,000,000
	0		0

1
On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which will terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011, unless extended by our Board of Directors.

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

101
The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended   October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.
X

Index

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2011	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson
W. Kerry Jackson
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)