Form 10-K
period 2012-01-28
SHOE CARNIVAL INC
filed 2012-04-12
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:   January 28, 2012

or

☒	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________  to  ____________________

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7500 East Columbia Street Evansville, IN	47715
(Address of principal executive offices)	(Zip code)

(812) 867-6471
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☒	No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $291,495,430 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 9, 2012 was 13,618,069.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 14, 2012 is incorporated by reference into PART III hereof.

PART IV

Item 15.	Exhibits and Financial Statement Schedules	52

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 28, 2012

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear.  See ITEM 1A.  RISK FACTORS of this report.

ITEM 1.	BUSINESS

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 327 store locations or online.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands.  We differentiate our retail concept from our competitors’ by our distinctive, highly promotional marketing efforts.  On average, our stores are 10,800 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 28,500 pairs of shoes per location.  As of January 28, 2012, we operated stores in 32 states and offered online shopping at www.shoecarnival.com.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.  References to “we,” “us,” “our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries.

Key Competitive Strengths

We believe our financial success is due to a number of key competitive strengths that have allowed us to make Shoe Carnival a destination of choice for today’s retail consumer.

Distinctive shopping experience

Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience.  We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and barker as the focal point in each store.  With a microphone, this barker, or “mic-person”, announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise.  Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of our value pricing.  We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.  The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries approximately 28,500 pairs of shoes in four general categories – men’s, women’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear.  We emphasize name brand merchandise to customers with creative signage and by prominently displaying selected brands on end caps, focal walls and within the aisles.  These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors.  These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival.  By offering online exclusives to test new brands and styles, we anticipate our e-commerce site will help us in the future to merchandise our stores on a customer-centric basis.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups.  We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal.  Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at one of our more than 300 locations or online at shoecarnival.com.  We also believe our highly promotional shopping environment contributes to a reputation of value pricing.

Efficient store level cost structure

Our cost efficient store operations and real estate strategy enable us to price products competitively.  We achieve low labor costs by housing merchandise directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose.  This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales.  We prefer to locate stores predominantly in open-air shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value oriented shoppers.

Heavy reliance on information technology

We have invested significant resources in information technology.  Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations.  The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin analysis by product category at the store level and customer tracking.  Using the POS, store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day.  Reacting to sales trends, our mic-people use POS reports to choose from among a number of product promotions supplied by our centralized merchandising staff.

Our centralized network connects our corporate office to our distribution center and retail stores via a wide area network, providing up-to-date sales and inventory information as required.  Our data warehouse enables our merchandising staff to analyze sales, margin and inventory levels by location, by day, down to the size of shoe.  Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives.  We believe timely access to key business data has enabled us in the past to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and Puerto Rico and growing our e-commerce business.  On January 28, 2012, we operated 327 stores located across 32 states.  Our stores averaged approximately 10,800 square feet, ranging in size from 6,400 to 26,500 square feet.  Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base we expect the store to service.  Our stores are typically located in open-air shopping centers. The sales area of most stores is approximately 85% of the gross store size.

	Historical Store Count
Fiscal Years	2011	2010	2009	2008	2007

Stores open at the beginning of the year	314	311	304	291	271
New store openings	17	10	16	24	25
Store closings	4	7	9	11	5
Stores open at the end of the year	327	314	311	304	291
Stores relocated	9	3	1	4	2
Percentage of store base remodeled	8%	4%	1%	1%	1%

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy.  We believe our strong unleveraged financial position provides a solid platform for additional growth.  For fiscal 2012, we expect to open approximately 30 new stores and close five.  Over one-third of our fiscal 2012 new stores will be located in two new major markets – Dallas, Texas and Puerto Rico.   The majority of our remaining new store locations will serve to fill-in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market, as well as represent entry into new smaller markets that we can fully penetrate with one or two stores.

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

We lease all store locations, as we believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores.  Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market.  Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential open-air shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.  The time required to open a store after signing a lease depends primarily upon the property owner’s ability to deliver the premises.  After we accept the premises from the property owner in turnkey condition, we can generally open a store within 60 days.

E-commerce

We launched our e-commerce site during the third quarter of fiscal 2011. We believe it represents an additional long-term growth vehicle for Shoe Carnival and provides us with an opportunity to acquire national brand exposure by introducing Shoe Carnival to new customers and new markets.

Merchandising and Pricing

Our merchandising strategy is designed to provide a large selection of moderately priced footwear for the entire family.  Our stores carry an average of approximately 28,500 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise.  Our stores also carry complementary accessories such as handbags, shoe care items and socks.  The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors.  Online, we offer a large selection of product in all categories with a depth of sizes and colors that may not be available in some of our smaller stores.

Our pricing strategy emphasizes value.  By combining current season name brand product with promotional pricing, we feel that we create a better value for customers.  Initial pricing decisions are guided by gross profit margin targets, which vary by merchandise category and depend on whether the item is name brand or private label merchandise.  Our buying staff centrally manages markdowns.

The table below sets forth our percentage of sales by product category:

Fiscal Years	2011	2010	2009	2008	2007
Women’s	26%	26%	26%	26%	27%
Men’s	16	16	15	15	15

Children’s (1)	17	17	17	17	17

Athletics (2)	37	37	38	38	37

Accessories and miscellaneous items	4	4	4	4	4
	100%	100%	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.
(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  We classify athletic shoes by functionality, such as running, basketball or fitness shoes.  For the fiscal years presented, athletic styles, including children’s sizes, have represented approximately half of our footwear sales.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations.  We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer.  Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry.  For fiscal 2011, approximately 45% of our total advertising budget was directed to television, radio and digital media.  Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance.  Easter, back-to-school and the Christmas holiday season are the three key seasonal selling periods, during which we advertise the most heavily.  We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible.

In-store promotions are also a key element in our marketing.  By utilizing both planned and impromptu contests and games, store managers create an environment that encourages customer interaction with store personnel.  For example, a customer is enticed to purchase additional merchandise by winning an on-the-spot discount.  Online, we create a similar shopping experience by offering special promotions and limited time sales.  Promotions of this type exemplify our emphasis on fun and excitement in order to enhance our customers’ total shopping experience.

We strive to make each store opening a major retail event.  Major promotions during grand openings and peak selling periods feature contests and prize giveaways.  We believe our grand openings help to establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Distribution

We operate a single 410,000 square foot distribution center located in Evansville, Indiana. Our facility is leased from a third party and can support the processing and distribution needs of a minimum of 460 stores to facilitate future growth.  We have the right to expand the facility by 200,000 square feet, which would provide us processing capacity to support approximately 650 stores.

Our distribution center is equipped with state-of-the-art processing and product movement equipment.  The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements.  These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores.  Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless.  Merchandise is typically shipped to each store location once per week.  We utilize a third party fulfillment agent located in southwestern Ohio to provide comprehensive fulfillment services for our e-commerce site.  They are supplied with merchandise from our distribution center on a weekly basis.  A dedicated carrier, with occasional use of common carriers, handles the majority of shipments to our stores and our fulfillment agent.

Buying Operations

Maintaining fresh, fashionable merchandise is critical to our success.  Our buyers stay in touch with evolving trends by shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines.  Management of the purchasing function is the responsibility of our Executive Vice President - General Merchandise Manager.  Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends.

We purchase merchandise from over 170 footwear vendors.  In fiscal 2011, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for over 10% of our net sales and together accounted for over 35% of our net sales.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

Competition

The retail footwear business is highly competitive.  We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service.  We compete with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers.  Our specific competitors vary from market to market.  We compete with most department stores and traditional shoe stores by offering lower prices.  We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.

Many of our competitors are significantly larger and have substantially greater resources.  However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, enables us to compete effectively.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional managers, regional managers and the individual store general managers.  Generally, each store has a general manager and up to three assistant managers, depending on sales volume.  Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.  Administrative functions are centralized at the corporate headquarters.  These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.  Management oversight for e-commerce is also located at our corporate headquarters.

Employees

At January 28, 2012, we had approximately 4,500 employees, of which approximately 2,700 were employed on a part-time basis.  The number of employees fluctuates during the year primarily due to seasonality.  None of our employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Oak Meadow®, Victoria Spenser®, Via Nova®, Innocence®,   Y-NOT?®, UNR8ED®, Solanz®, and 93 Octane®.  We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations.  We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the near future.

Available Information

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	77	Chairman of the Board and Director
Mark L. Lemond	57	President, Chief Executive Officer and Director
Timothy T. Baker	55	Executive Vice President - Store Operations
W. Kerry Jackson	50	Executive Vice President - Chief Financial Officer and Treasurer
Clifton E. Sifford	58	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	45	Senior Vice President - Controller and Chief Accounting Officer

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988.  From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group, Inc., a designer, developer and marketer of women’s footwear.  He has over 40 years of experience in the footwear industry.  Mr. Weaver is a former director of Nine West Group, Inc.  Mr. Weaver served as chairman and chief executive officer of Jacksonville Jaguars, LTD until January 2012.  He is a member of LC Footwear, LLC.

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

Ms. Yearwood has served as Senior Vice President - Controller since March 2011, principal accounting officer since March 2010 and Chief Accounting Officer since June 2010.  From March 2005 through February 2011, Ms. Yearwood served as Vice President - Controller and prior to that served as corporate Controller since joining us in December 2002.  Before joining us, Ms. Yearwood served in various financial positions in the radio, newspaper and public accounting industries.  She is a Certified Public Accountant.

Our executive officers serve at the discretion of the Board of Directors.  There is no family relationship between any of our Directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2012 Annual Meeting of Shareholders.)

ITEM 1A.	RISK FACTORS

Carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock.  Investing in our common stock involves a high degree of risk.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  See PART I “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K.

Economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business.  The success of our business depends to a significant extent upon the level of consumer spending.  A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

●	general economic, industry and weather conditions;

●	unemployment trends and salaries and wage rates;

●	energy costs, which affect gasoline and home heating prices;

●	the level of consumer debt;

●	consumer credit availability;

●	real estate values and foreclosure rates;

●	consumer confidence in future economic conditions;

●	interest rates;

●	tax rates and policies; and

●	war, terrorism, other hostilities and security concerns.

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

We face significant competition in our markets and we may be unable to compete favorably.  The retail footwear industry is highly competitive with few barriers to entry.  We compete primarily with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers.  Many of our competitors are significantly larger and have substantially greater financial and other resources than we do.  Economic pressures on or bankruptcies of our competition could result in increased pricing pressures.  This competition could adversely affect our results of operations and financial condition in the future.

Our failure to identify fashion trends could result in lower sales, higher markdowns and lower gross profits.  Our success depends upon our ability to anticipate and react to the fashion tastes of our customers and provide merchandise that satisfies consumer demand.  Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits.  Conversely, if we fail to anticipate or react to consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively impact our customer goodwill, our brand image and our profitability.  Moreover, our business relies on continuous changes in fashion preferences.  Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories.

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations.  A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

●	competition;

●	timing of holidays including sales tax holidays;

●	general regional and national economic conditions;

●	inclement weather;

●	consumer trends, such as less disposable income due to the impact of higher prices on consumer goods;

●	fashion trends;

●	changes in our merchandise mix;

●	our ability to efficiently distribute merchandise;

●	timing and type of, and customer response to, sales events, promotional activities or other advertising;

●	the effectiveness of our inventory management;

●	new merchandise introductions; and

●	our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue.  The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In fiscal 2011, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 35% of our net sales.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of our imported goods may decrease our sales and profits.  We rely on imported goods to sell in our stores.  Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors.  The primary footwear manufacturers are located in China, Brazil, Europe and East Asia.  A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits.  In addition, we do not control our vendors or their labor and business practices.  The violation of labor or other laws by one of our vendors could have an adverse effect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands.  Products from alternative sources may be of lesser quality and more expensive than those we currently import.  Other risks associated with our use of imported goods include:

●	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;

●	problems with oceanic shipping, including shipping container shortages and piracy;

●	economic crises and international disputes;

●	currency exchange rate fluctuations;

●	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;

●	import duties, import quotas and other trade sanctions;

●	increases in shipping rates imposed by the trans-Pacific shipping cartel; and

●
the impact of regulatory changes in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety and testing and environmental requirements.

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

The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

●	our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;

●	the acceptance of the Shoe Carnival concept in new markets;

●	our ability to provide adequate distribution to support growth;

●	our ability to source sufficient levels of inventory to meet the needs of new stores;

●	particularly in new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective name recognition;

●	the availability of financing for capital expenditures and working capital requirements;

●	our ability to improve costs and timing associated with opening new stores; and

●	the impact of new stores on sales or profitability of existing stores in the same market.

Due to the risks involved, we may be unable to open new stores at the rates expected.  If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations.

Various risks associated with our e-commerce business may adversely affect our business and results of operations.  We launched our e-commerce business during the third quarter of 2011, selling shoes and related accessories through our website at www.shoecarnival.com.  Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations.  Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers and our third party fulfillment agent, and the need to invest in additional computer systems.  Our e-commerce operations also involve other risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information.  There can be no assurance that our e-commerce operations will achieve growing sales and profitability.

We would be adversely affected if our distribution or information technology operations were disrupted.  We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana.  Virtually all merchandise received by our stores and our third party fulfillment agent for our e-commerce orders is and will be shipped through our distribution center.  Our corporate computer network is essential to our distribution process.  If our distribution center is shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores.  Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, but does not cover other events such as acts of war, terrorist attacks or cyber security incidents.  Even in the event of a shutdown due to covered matters, we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be paid to us in a timely fashion.  Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

In addition, our stores and our e-commerce site process debit and credit card transactions.  We believe we have established appropriate controls to protect our customers’ personal confidential information gathered when a debit or credit card is utilized.  However, in the event that such confidential information is misused or obtained by an unauthorized third party, we could be subject to negative publicity and could be exposed to the risk of litigation that could harm our business, as well as have a material adverse effect on our financial condition or results of operations.

We will require significant funds to implement our growth strategy and meet our other liquidity needs.  We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs.  In fiscal 2012, capital expenditures are expected to range from $22 million to $23 million.  Our actual costs may be greater than anticipated.  We also require working capital to support inventory for our existing stores.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  In addition, our results could be adversely affected if we borrow funds and interest rates materially increase from present levels.

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

Our quarterly operating results will fluctuate due to seasonality and other factors.  Our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future.  Our quarterly results of operations are affected by a variety of factors, including:

●	fashion trends;

●	calendar shifts of holiday or seasonal periods;

●	the effectiveness of our inventory management;

●	weather conditions;

●	timing of opening of new stores;

●	changes in general economic conditions and consumer spending patterns; and

●	actions of competitors or co-tenants.

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

Our stock price may be volatile and could decline substantially.  The stock market has, from time to time, experienced extreme price and volume fluctuations.  Many factors may cause the market price for our common stock to decline, including:

●	operating results failing to meet the expectations of securities analysts or investors in any quarter;

●	downward revisions in securities analysts’ estimates;

●	material announcements by us or our competitors; and

●	the other risk factors cited in this annual report.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation.  If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

We are controlled by our principal shareholder.  J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together own approximately 24.9% of our outstanding common stock.  Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations.  In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

We lease all existing stores and intend to lease all future stores.  Approximately 97% of the leases for our existing stores provide for fixed minimum rentals and approximately 60% provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state as of January 28, 2012:

State		State
Alabama	11	Montana	1
Arkansas	9	North Carolina	18
Arizona	2	North Dakota	2
Colorado	3	Nebraska	1
Florida	20	Ohio	19
Georgia	15	Oklahoma	7
Idaho	5	Pennsylvania	7
Iowa	7	South Carolina	11
Illinois	27	South Dakota	2
Indiana	21	Tennessee	17
Kansas	3	Texas	39
Kentucky	12	Utah	7
Louisiana	12	Virginia	9
Michigan	5	Wisconsin	2
Missouri	20	West Virginia	5
Mississippi	7	Wyoming	1
		Total Stores	327

In February 2006, we entered into an operating lease with an independent third party to lease our 410,000 square foot distribution center located in Evansville, Indiana.  The lease has an initial term of 15 years, commencing on December 1, 2006.  We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 200,000 square feet.

In June 2006, we entered into an operating lease with an independent third party to lease our corporate headquarters for an initial term of 15 years, commencing on June 1, 2007.  We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 30,000 square feet.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Growth Strategy” and “Distribution” as well as PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – “Executive Summary” of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993.

The quarterly intraday high and low trading prices were as follows:

Fiscal 2011	High	Low

First Quarter	$29.47	$24.00
Second Quarter	34.05	24.36
Third Quarter	32.74	21.00
Fourth Quarter	27.99	19.19

Fiscal 2010

First Quarter	$28.75	$17.27
Second Quarter	29.26	18.02
Third Quarter	23.63	16.24
Fourth Quarter	30.09	22.65

As of April 5, 2012, there were approximately 202 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2011.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which will be effected in the form of a stock dividend.  The stock split will entitle each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, payable on April 27, 2012.  Upon the completion of the stock split, our outstanding shares will increase from approximately 13.6 million shares to approximately 20.4 million shares.  Our historical share data will be retroactively adjusted upon the completion of the stock split.

Cash Dividends

We have not paid, and do not currently intend to pay, cash dividends on our common stock.  The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions.  Our credit agreement allows the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year.

Issuer Purchases of Equity Securities

Throughout fiscal 2011, we issued treasury shares to employees for the exercise of stock options and for the issuance of restricted stock awards.  We also repurchased 115,597 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards.  It is our intention to continue these practices as they relate to the issuance of treasury shares.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares had been repurchased under this program as of January 28, 2012.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2011:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased1	per Share	Programs2	Programs

October 30, 2011 to November 26, 2011	0	$0.00	0	$25,000,000
November 27, 2011 to December 31, 2011	0	$0.00	0	$25,000,000
January 1, 2012 to January 28, 2012	22,689	$25.69	0	$25,000,000
	22,689		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)
On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity plans has been incorporated by reference into PART III, ITEM 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in PART II, ITEM 7 along with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

(In thousands, except per share and operating data)

Fiscal years (1)	2011	2010	2009	2008	2007
Income Statement Data:
Net Sales	$762,534	$739,189	$682,422	$647,572	$658,680
Cost of sales (including buying, distribution and occupancy costs)	537,681	517,650	488,816	473,244	472,831
Gross Profit	224,853	221,539	193,606	174,328	185,849
Selling, general and administrative expenses	182,716	179,154	168,476	165,953	166,717
Operating income	42,137	42,385	25,130	8,375	19,132
Interest income	(79)	(165)	(39)	(148)	(690)
Interest expense	266	258	174	153	264
Income before income taxes	41,950	42,292	24,995	8,370	19,558
Income tax expense	15,568	15,471	9,829	3,051	6,751
Net income	$26,382	$26,821	$15,166	$5,319	$12,807

Net income per share:
Basic	$1.98	$2.11	$1.21	$0.43	$0.99
Diluted	$1.97	$2.05	$1.20	$0.43	$0.97

Selected Operating Data:
Stores open at end of year	327	314	311	304	291
Square footage of store space at year end (000’s)	3,554	3,390	3,372	3,335	3,238
Average sales per store (000’s)	$2,390	$2,384	$2,219	$2,206	$2,364
Average sales per square foot	$221	$221	$204	$198	$209
Comparable store sales (2)	0.7%	8.2%	3.5%	(4.6)%	(5.2)%
Balance Sheet Data:
Cash and cash equivalents	$70,602	$60,193	$44,168	$24,817	$9,177
Total assets	$386,562	$345,145	$311,641	$293,074	$291,616
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$283,684	$254,343	$221,829	$204,636	$196,612

(1)
Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2011, 2010, 2009, 2008, and 2007 relate respectively to the fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, and February 2, 2008.

(2)
Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales nor are our e-commerce sales.  Our e-commerce sales will be included in comparable sales starting with the fourth quarter of fiscal 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 327 store locations  or online at shoecarnival.com.  Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience.  We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.  The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries approximately 28,500 pairs of shoes in four general categories - men’s, women’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2011, 2010 and 2009 relate respectively to the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which will be effected in the form of a stock dividend.  The stock split will entitle each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, payable on April 27, 2012.  Upon the completion of the stock split, our outstanding shares will increase from approximately 13.6 million shares to approximately 20.4 million shares.  Our historical share data will be retroactively adjusted upon the completion of the stock split.

Executive Summary

Fiscal 2011

We experienced significant fluctuations in consumer demand during fiscal 2011 as compared to fiscal 2010 when strong fashion trends aided us in setting record breaking quarterly results.  While toning and athletic footwear were key drivers of our sales for fiscal 2010, our non-athletic footwear, particularly sandals and boots, contributed significantly to our comparable store sales increase as well.  During fiscal 2011, athletic footwear, particularly performance running product, remained a strong performer.  However, the popularity of toning footwear continued its significant decline in fiscal 2011 and negatively affected our quarterly comparable store sales and gross profit margin throughout the year.  Consumer traffic increased during the back-to-school season; however, these increases in traffic were of short duration.   Sales began to weaken late in the third quarter and into the fourth quarter as unseasonably warm weather was experienced throughout the United States.  As a result, consumer demand for fall footwear, particularly boots, declined significantly.  Consequently, heavy promotional activity was required during the fourth quarter to effectively sell through this inventory.

Despite the challenges presented by the changes in consumer demand, we were able to manage our inventories and control our costs such that operating income, as a percentage of sales, declined only 0.2% to 5.5% for fiscal 2011, as compared to the prior year.  We achieved earnings per diluted share of $1.97 in fiscal 2011, which is second only to our record earnings per diluted share of $2.05 in fiscal 2010.

Additionally for fiscal 2011:

●	Net sales increased 3.2% in fiscal 2011 and comparable store sales increased 0.7%.

●
Our gross profit margin decreased to 29.5% from 30.0% in fiscal 2010.  Our merchandise margin decreased 0.5% while buying, distribution and occupancy costs, as a percentage of sales, remained unchanged.  The decrease in our merchandise margin was primarily the result of the heavy promotional activity during the fourth quarter to effectively sell through our fall footwear, particularly boots.

●	We generated cash from operations net of purchases of property and equipment of $9.6 million and ended fiscal 2011 with $70.6 million in cash and cash equivalents and no interest bearing debt.

●
Inventories at January 28, 2012 increased $24.7 million compared to the end of the prior year. Approximately one-third of this increase was attributable to our net store growth and the addition of our e-commerce business.  The remaining increase was due in large part to a planned increase in the pairs of footwear within current key categories as well as the early arrival of certain athletic product for the spring selling season.

●
We opened 17 new stores during fiscal 2011 and launched our e-commerce site during the third quarter.  Nine stores were relocated to new locations and approximately 8% of our stores were also remodeled during the year.

Fiscal 2012

We are focused on growing our business as we move into fiscal 2012.  We expect to open approximately 30 new stores with over one-third of these stores located in two new major markets – Dallas, Texas and Puerto Rico.   These new major markets, coupled with our e-commerce site which launched in the third quarter of fiscal 2011, offer us the opportunity to acquire significant additional exposure for our brand.

Also for fiscal 2012:

●	Comparable store sales are expected to increase in the low single digits.

●
Selling, general and administrative expenses are expected to increase, primarily due to the cost to operate the additional stores and an increase in pre-opening costs.  With the increase in pre-opening costs, we anticipate selling, general and administrative expenses will increase slightly as a percentage of sales, as compared to fiscal 2011.

●
Total pre-opening costs are expected to increase approximately $3.5 million over fiscal 2011.  Of the total increase in pre-opening costs for fiscal 2012, $2.5 million will be included in selling, general and administrative expenses, and another $1.0 million of pre-opening rent and freight will be included in cost of sales.

●
In addition to opening approximately 30 new stores, we anticipate relocating ten and closing five.  We are targeting approximately 6% of our stores for remodel.  The remodels at the majority of these locations are being performed to coincide with lease renewal activities.

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results.  These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  The accounting policies that require the more significant judgments are included below.

Merchandise Inventories – Our merchandise inventories are stated at the lower of cost or market (LCM) as of the balance sheet date and consist primarily of dress, casual and athletic footwear for men, women and children.  The cost of our merchandise is determined using the first-in, first-out valuation method (FIFO).  For determining market value, we estimate the future demand and related sale price of merchandise in our inventory.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of January 28, 2012 and January 29, 2011 totaled $237.7 million and $212.9 million, respectively, representing approximately 62% of total assets for both periods.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets – Long-lived assets, such as property and equipment subject to depreciation, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable.  This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets.  Assets are grouped and the evaluation performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  Our long-lived assets as of January 28, 2012 and January 29, 2011 totaled $69.2 million and $62.4 million, respectively, representing approximately 18% of total assets for both periods.  Our evaluations performed during fiscal 2011 and fiscal 2010 resulted in non-cash impairment charges of $338,000 and $1.7 million, respectively.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values.  We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  As of January 28, 2012 and January 29, 2011, our self-insurance reserves totaled $2.4 million and $2.5 million, respectively.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the tax jurisdictions in which we operate.  As a result of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, deferred lease incentives and stock-based compensation.  Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse.

We are also required to make many subjective assumptions and judgments regarding our income tax exposures and account for uncertain tax positions associated with our various filings.  Interpretations of and guidance surrounding income tax laws and regulations are often complex, ambiguous and change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.  Although we believe that we have adequately provided for all uncertain tax positions, tax authorities could assess tax liabilities greater or less than our accrued positions for open tax periods.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2011	2010	2009
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.5	70.0	71.6
Gross profit	29.5	30.0	28.4
Selling, general and administrative expenses	24.0	24.3	24.7
Operating income	5.5	5.7	3.7
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	5.5	5.7	3.7
Income tax expense	2.0	2.1	1.5
Net income	3.5%	3.6%	2.2%

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Comparable store sales for the periods indicated below include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores opened or closed during the periods indicated are not included in comparable store sales nor are our e-commerce sales.  Our e-commerce sales will be included in comparable sales starting with the fourth quarter of fiscal 2012.

2011 Compared to 2010

Net Sales

Net sales increased $23.3 million to $762.5 million in fiscal 2011, a 3.2% increase over the prior year’s net sales of $739.2 million.  Of this increase, $22.5 million was attributable to the sales generated by the 17 new stores we opened during fiscal 2011, our e-commerce business which was launched in the third quarter of fiscal 2011 along with the full year effect of sales generated by the ten stores we opened in fiscal 2010.  Our comparable stores sales increased 0.7% for fiscal 2011.  These increases in sales were partially offset by a decline in sales of $4.7 million from the 11 stores closed during fiscal 2011 and fiscal 2010.

During fiscal 2011, comparable store sales were negatively impacted by a decline in consumer demand within two key product areas, toning footwear and boots.  We were able to mitigate our year over year comparable store sales loss in toning footwear as sales within the balance of the athletic category, particularly performance running, remained strong.  However, the unseasonably warm weather that was experienced late in the third quarter and throughout the fourth quarter of fiscal 2011 significantly impacted consumer demand for fall footwear, particularly boots.  Consequently, heavy promotional activity, including markdowns, was required during the fourth quarter of fiscal 2011 to effectively sell through this inventory.

Gross Profit

Gross profit increased $3.4 million to $224.9 million in fiscal 2011, a 1.5% increase from gross profit of $221.5 million in fiscal 2010.  The gross profit margin for fiscal 2011 decreased to 29.5% from 30.0% in fiscal 2010.  Our merchandise margin decreased 0.5% while buying, distribution and occupancy costs, as a percentage of sales, remained unchanged.  The decrease in our merchandise margin was primarily the result of the heavy promotional activity that was required during the fourth quarter of fiscal 2011 to effectively sell through our fall footwear, particularly boots.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million in fiscal 2011 to $182.7 million from $179.2 million in fiscal 2010; however, our sales gain enabled us to leverage these costs by 0.3% as a percentage of sales.  Significant changes in expense between the comparative periods included the following:

●
We incurred an additional $7.8 million of incremental expense during fiscal 2011, as compared to the prior year, to support our sales growth, expanded store base and e-commerce initiative.  The increase in selling expenses was primarily due to increases in wages and advertising.

●
During fiscal 2010, we experienced a significant decrease in the average cost of health claims per participant as compared to recent historical periods.  Our average claims per participant returned to a more normalized level in fiscal 2011 and, together with a small increase in covered employees, we experienced a year over year increase in self-insured health care costs of $1.7 million.  Costs related to our self-insured health care programs are subject to a significant degree of volatility and will continue to carry the risk of material variances between reporting periods.

●
The increases in selling, general and administration expenses were partially offset by a $6.6 million reduction in incentive compensation for fiscal 2011 as compared to the prior year when record-breaking financial performance drove material increases in performance-based compensation.

Pre-opening costs included in selling, general and administrative expenses were $1.2 million, or 0.2% as a percentage of sales, in fiscal 2011, as compared to $642,000, or 0.1% as a percentage of sales, in fiscal 2010.  We opened 17 stores during fiscal 2011 and ten stores in fiscal 2010.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged in the period they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2011 was $554,000, or 0.1% as a percentage of sales.  These costs related to the closing of four stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  In fiscal 2010, we incurred store closing costs and non-cash asset impairment charges of $2.0 million, or 0.3% as a percentage of sales.  These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate was 37.1% for fiscal 2011 and 36.6% for fiscal 2010.  Included in income tax expense for both fiscal years were benefits related to the favorable resolution of certain tax positions, which lowered our effective income tax rate as compared to other historical periods.

2010 Compared to 2009

Net Sales

Net sales increased $56.8 million to $739.2 million in fiscal 2010, an 8.3% increase from net sales of $682.4 million in fiscal 2009.  Comparable store sales increased 8.2%, or approximately $53.1 million, compared to the prior fiscal year.  The ten stores opened in fiscal 2010, along with the effect of a full year’s worth of sales from the 16 stores opened in fiscal 2009, contributed an additional $17.9 million in sales.  These sales increases were partially offset by a decline in sales of $14.2 million from the 16 stores that were closed during fiscal 2009 and fiscal 2010.

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

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2010 was $2.0 million, or 0.3% as a percentage of sales.  These costs related to the closing of seven stores, the impairment of assets and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  In fiscal 2009, we incurred $750,000, or 0.1% as a percentage of sales.  These costs related to the closing of nine stores,  the impairment of assets and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.

Income Taxes

The effective income tax rate was 36.6% for fiscal 2010 and 39.3% for fiscal 2009.  Included in income tax expense for fiscal 2010 was a $937,000 income tax benefit related to the favorable resolution of certain tax positions.  This cumulative benefit significantly lowered our effective income tax rate for fiscal 2010 as compared to the same period last year.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2011	2010	2009

Net income plus depreciation and amortization	$40,832	$40,556	$30,148
Deferred income taxes	3,040	(1,403)	(1,042)
Lease incentives	5,903	2,974	2,211
Changes in operating assets and liabilities	(20,891)	(19,340)	(4,635)
Other operating activities	1,991	6,636	1,215
Net cash provided by operating activities	30,875	29,423	27,897
Net cash used in investing activities	(21,155)	(14,000)	(9,685)
Net cash provided by financing activities	689	602	1,139
Net increase in cash and cash equivalents	$10,409	$16,025	$19,351

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  For fiscal 2011, net cash provided by operating activities was $30.9 million compared to net cash provided by operating activities of $29.4 million for fiscal 2010.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.

Working capital increased to $240.5 million at January 28, 2012 from $210.7 million at January 29, 2011.  This was primarily attributable to a $10.4 million increase in cash and cash equivalents and a $24.7 million increase in merchandise inventories, partially offset by a $6.0 million increase in accounts payable.  The current ratio was 4.2 at January 28, 2012 and was 3.9 at January 29, 2011.  We had no outstanding interest bearing debt at the end of either fiscal year.

Capital expenditures were $21.3 million in fiscal 2011, $14.4 million in fiscal 2010 and $9.8 million in fiscal 2009.  No capital lease obligations were incurred during this three-year period.  Of the fiscal 2011 capital expenditures, approximately $6.2 million was used for the construction of stores opened in fiscal 2011 and expected to open in the first quarter of fiscal 2012, $9.7 million was used for remodeling and relocations and $1.9 million was used towards  implementation of  our e-commerce business.  The remaining capital expenditures for fiscal 2011 were used for continued investments in technology and normal asset replacement activities.  Lease incentives received from landlords were $5.9 million, $3.0 million and $2.2 million for fiscal years 2011, 2010 and 2009, respectively.

Capital expenditures are expected to be $22.0 million to $23.0 million in fiscal 2012.  Approximately $10.1 million of our total capital expenditures are expected to be used for new store construction, $3.0 million will be used for store relocations and $4.0 million will be used to remodel approximately 6% of our existing store base.  Lease incentives to be received from landlords are expected to be approximately $5.0 million to $6.0 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Our current store prototype for stores located in the continental United States uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service.  Capital invested in these fiscal 2012 new stores is expected to average approximately $345,000 with landlord incentives averaging $165,000.  The average initial inventory investment is expected to range from $450,000 to $600,000 depending on the size and sales expectation of the store and the timing of the new store opening.  Our new stores opening in Puerto Rico in fiscal 2012 are expected to be slightly larger with an initial inventory investment of up to $1.5 million.  Capital invested in these Puerto Rican stores is expected to average $520,000 with landlord incentives averaging $135,000.  During fiscal 2012, we anticipate opening approximately 30 new stores and relocating ten store locations.

Pre-opening expenses, such as rent, freight, advertising, salaries and supplies, are expected to average approximately $179,000 per store in fiscal 2012.  This represents an increase of $71,000 over our average fiscal 2011 expenditure and is primarily the result of the costs associated with entering two major new markets, Dallas, Texas and Puerto Rico.  On a per-store basis, for the 17 stores opened during fiscal 2011, the initial inventory investment averaged $638,000, capital expenditures averaged $320,000 and lease incentives received from landlords averaged $126,000.

We closed four stores during fiscal 2011. We have identified five stores for closure in fiscal 2012.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Significant contractual obligations as of January 28, 2012 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2012	2013 & 2014	2015 & 2016	2017 and after
Letters of credit	$5,954	$5,954	$-	$-	$-
Operating leases	303,267	51,510	78,378	67,822	105,557
Purchase commitments	270,320	268,681	1,497	142	-
Unrecognized tax positions	69	-	-	-	69
Deferred compensation	6,054	143	116	-	5,795
Total contractual obligations	$585,664	$326,288	$79,991	$67,964	$111,421

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.  It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of January 28, 2012.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $6.0 million at January 28, 2012.  Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes.  As of January 28, 2012, $44.0 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date.  We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension.  Except for operating leases, the balances included in the “2017 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 5 – “Long-Term Debt”, Note 6 – “Leases”, Note 7 – “Income Taxes” and Note 8 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012.  The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares had been repurchased under this program as of January 28, 2012.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion along with other capital expenditures and other operating cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2011.  We remain liable on two assignments of operating leases covering former store locations.  We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 28, 2012.  See Note 6 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for operating leases entered into in the normal course of business, including leases for stores and equipment, we have not entered into any off-balance sheet arrangements during fiscal 2011 or fiscal 2010.

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

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during fiscal 2011 or fiscal 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
April 12, 2012

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands)

	January 28, 2012	January 29, 2011
Assets
Current Assets:
Cash and cash equivalents	$70,602	$60,193
Accounts receivable	2,621	1,550
Merchandise inventories	237,655	212,929
Deferred income tax benefit	2,496	4,275
Other	2,887	2,407
Total Current Assets	316,261	281,354
Property and equipment – net	69,232	62,391
Other	1,069	1,400
Total Assets	$386,562	$345,145

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$61,238	$55,219
Accrued and other liabilities	14,522	15,457
Total Current Liabilities	75,760	70,676
Deferred lease incentives	12,964	8,211
Accrued rent	6,029	5,082
Deferred income taxes	1,930	669
Deferred compensation	6,054	4,907
Other	141	1,257
Total Liabilities	102,878	90,802

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 13,652 and 13,655 shares issued at January 28, 2012 and January 29, 2011	137	137
Additional paid-in capital	67,642	68,833
Retained earnings	222,235	195,853
Treasury stock, at cost, 261 and 456 shares at January 28, 2012 and January 29, 2011	(6,330)	(10,480)
Total Shareholders’ Equity	283,684	254,343
Total Liabilities and Shareholders’ Equity	$386,562	$345,145

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 28, 2012	January 29, 2011	January 30, 2010

Net sales	$762,534	$739,189	$682,422
Cost of sales (including buying, distribution and occupancy costs)	537,681	517,650	488,816

Gross profit	224,853	221,539	193,606
Selling, general and administrative expenses	182,716	179,154	168,476

Operating income	42,137	42,385	25,130
Interest income	(79)	(165)	(39)
Interest expense	266	258	174

Income before income taxes	41,950	42,292	24,995
Income tax expense	15,568	15,471	9,829

Net income	$26,382	$26,821	$15,166

Net income per share:
Basic	$1.98	$2.11	$1.21
Diluted	$1.97	$2.05	$1.20

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock			Additional Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total

Balance at January 31, 2009	13,664	(745)	$137	$67,686	$153,866	$(17,053)	$204,636
Stock option exercises		125		(1,853)		2,851	998
Stock-based compensation income tax benefit				376			376
Employee stock purchase plan purchases		13		(157)		307	150
Restricted stock awards	(9)	4		(98)		98	0
Common stock repurchased		(19)				(394)	(394)
Stock-based compensation expense				897			897
Net income					15,166		15,166

Balance at January 30, 2010	13,655	(622)	137	66,851	169,032	(14,191)	221,829
Stock option exercises		50		(568)		1,146	578
Stock-based compensation income tax benefit				626			626
Employee stock purchase plan purchases		9		(30)		190	160
Restricted stock awards		133		(3,031)		3,031	0
Common stock repurchased		(26)				(656)	(656)
Stock-based compensation expense				4,985			4,985
Net income					26,821		26,821

Balance at January 29, 2011	13,655	(456)	137	68,833	195,853	(10,480)	254,343
Stock option exercises		162		(1,449)		3,913	2,464
Stock-based compensation income tax benefit				1,586			1,586
Employee stock purchase plan purchases		8		(12)		202	190
Restricted stock awards	(3)	141		(3,254)		3,254	0
Common stock repurchased		(116)				(3,219)	(3,219)
Stock-based compensation expense				1,938			1,938
Net income					26,382		26,382
Balance at January 28, 2012	13,652	(261)	$137	$67,642	$222,235	$(6,330)	$283,684

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 28, 2012	January 29, 2011	January 30, 2010

Cash Flows From Operating Activities
Net income	$26,382	$26,821	$15,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,450	13,735	14,982
Stock-based compensation	2,135	5,468	1,648
Loss on retirement and impairment of assets	666	1,995	228
Deferred income taxes	3,040	(1,403)	(1,042)
Lease incentives	5,903	2,974	2,211
Other	(810)	(827)	(661)
Changes in operating assets and liabilities:
Accounts receivable	(971)	(804)	961
Merchandise inventories	(24,726)	(15,477)	(7,958)
Accounts payable and accrued liabilities	3,960	(2,669)	40
Other	846	(390)	2,322
Net cash provided by operating activities	30,875	29,423	27,897

Cash Flows From Investing Activities
Purchases of property and equipment	(21,260)	(14,412)	(9,794)
Proceeds from sale of property and equipment	5	312	9
Proceeds from note receivable	100	100	100
Net cash used in investing activities	(21,155)	(14,000)	(9,685)

Cash Flow From Financing Activities
Proceeds from issuance of stock	2,654	738	1,148
Excess tax benefits from stock-based compensation	1,254	520	385
Common stock repurchased	(3,219)	(656)	(394)
Net cash provided by financing activities	689	602	1,139
Net increase in cash and cash equivalents	10,409	16,025	19,351
Cash and cash equivalents at beginning of year	60,193	44,168	24,817

Cash and Cash Equivalents at End of Year	$70,602	$60,193	$44,168

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$264	$252	$181
Cash paid during year for income taxes	$10,930	$17,433	$7,216
Capital expenditures incurred but not yet paid	$2,825	$2,123	$264

Supplemental disclosures of non-cash operating and investing activities:
Forgiveness of accounts payable from litigation settlement (1)	$0	$0	$1,160
Recording of note receivable from litigation settlement (1)	$0	$0	$1,200

(1)
On May 30, 2009, a settlement with SDI Industries, Inc. (“SDI”) was reached.  SDI agreed to forego the collection of the unpaid retainage and to pay $1.2 million towards remediation of the distribution center’s material handling system.

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our” or “us”).  All intercompany accounts and transactions have been eliminated.  Our primary activity is the sale of footwear and related products through our retail stores in 32 states within the continental United States in addition to our e-commerce site, which we launched in the third quarter of fiscal 2011.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2011, 2010, and 2009 relate respectively to the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $70.6 million at January 28, 2012 and $60.2 million at January 29, 2011.  Credit and debit card receivables (which generally settle within three days) totaling $4.5 million and $5.3 million were included in cash equivalents at January 28, 2012 and January 29, 2011, respectively.

We consider all certificates of deposit and other short-term investments with an original maturity date of three months or less to be cash equivalents.  As of January 28, 2012, all invested cash was held in two money market accounts.  While these investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank operating accounts.

Fair Value of Financial Instruments

Our financial assets as of January 28, 2012 and January 29, 2011 included cash and cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature.  We did not have any financial liabilities measured at fair value for these periods.  Non-financial assets measured at fair value included on our consolidated balance sheet as of January 28, 2012 were those long-lived assets for which an impairment charge has been recorded.  We did not have any non-financial liabilities measured at fair value for this period.  See Note 3 – “Fair Value Measurements” for further discussion.

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or market (LCM) using the first-in, first-out (FIFO) method.  For determining market value, we estimate the future demand and related sale price of merchandise contained in  inventory as of the balance sheet date.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.  Factors considered in determining if our inventory is properly stated at LCM includes, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors.  With the launch of our e-commerce site in the third quarter of fiscal 2011, cost of sales now also includes the charges related to our utilization of a third party fulfillment agent in addition to the freight expense for delivering merchandise to our customer.

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.  Our evaluations resulted in the recording of non-cash impairment charges of $338,000, $1.7 million and $90,000 in fiscal years 2011, 2010 and 2009, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values.  We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  As of January 28, 2012 and January 29, 2011, our self-insurance reserves totaled $2.4 million and $2.5 million, respectively.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Revenue Recognition

Revenue from sales of merchandise at our store locations is recognized at the time of sale.  We record revenue from our e-commerce sales, including shipping and handling fees, based on an estimated customer receipt date.  Our sales are recorded exclusive of sales tax.  In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Gift card revenue is recognized at the time of redemption.

Consideration Received From a Vendor

Consideration is primarily received from merchandise vendors.  Consideration is either recorded as a reduction of the price paid for the vendor’s products and recorded as a reduction of our cost of sales or if the consideration represents a reimbursement of a specific, incremental and identifiable cost then it is recorded as an offset to the same financial statement line item.

Consideration received from our vendors includes co-operative advertising/promotion, margin assistance, damage allowances and rebates earned for a specific level of purchases over a defined period.  Consideration principally takes the form of credits that we can apply against trade amounts owed.

Consideration received after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized.  For consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.  Allowances received from vendors representing a reimbursement of specific, incremental and identifiable costs are offset to the same financial statement line item.  Should the allowances received exceed the incremental cost then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to cost of sales in future periods utilizing an average inventory turn rate.

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred.  Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $33.5 million, $31.1 million and $29.1 million in fiscal years 2011, 2010 and 2009, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Segment Information

We have identified each retail store and our e-commerce site as individual operating segments.  Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers and economic characteristics.

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

(In thousands except per share data)	2011	2010	2009
Numerator
Net income	$26,382	$26,821	$15,166
Less amount allocable to participating securities	554	0	0
Net income available for basic common shares	25,828	26,821	15,166
Adjustment for dilutive potential common shares	0	0	0
Net income available for diluted common shares	$25,828	$26,821	$15,166

Denominator
Weighted average common shares – basic	13,016	12,724	12,513
Adjustment for dilutive potential common shares	113	336	147
Weighted average common shares – diluted	13,129	13,060	12,660

Net income per common share
Basic	$1.98	$2.11	$1.21
Diluted	$1.97	$2.05	$1.20

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to participation rights in undistributed earnings. Non-vested stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period.  Options to purchase 224,700 shares of common stock for fiscal 2009 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of our common stock for the period.  There were no anti-dilutive options in fiscal 2011 or fiscal 2010.

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on the fair value of the awards.  Stock-based awards may include stock option grants, stock appreciation rights, restricted stock grants and certain transactions under our stock-based compensation plans.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan.  This discount represents the difference between the market price and the employee purchase price.  Stock-based compensation expense is included in selling, general and administrative expense.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

We apply an estimated forfeiture rate in calculating the stock-based compensation expense for the period.  Forfeiture estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which amends certain accounting and disclosure requirements related to fair value measurements.  For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not believe the guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our financial assets as of January 28, 2012 and January 29, 2011 included cash and cash equivalents, which are valued using the market approach.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.  We did not have any financial liabilities measured at fair value for these periods.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of January 28, 2012
Cash and short-term investments (1)	$66,110	$0	$0	$66,110
Credit and debit card receivables (2)	4,492	0	0	4,492
	$70,602	$0	$0	$70,602

As of January 29, 2011
Cash and short-term investments (1)	$54,915	$0	$0	$54,915
Credit and debit card receivables (2)	5,278	0	0	5,278
	$60,193	$0	$0	$60,193

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

Impaired long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.  During the fifty-two weeks ended January 28, 2012, long-lived assets held and used with a gross carrying amount of $966,000 were written down to their fair value of $628,000, resulting in an impairment charge of $338,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.  During the fifty-two weeks ended January 29, 2011, long-lived assets held and used with a gross carrying amount of $8.8 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $1.7 million, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $500,000.

We did not have any non-financial liabilities measured at fair value for these periods.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	January 28, 2012	January 29, 2011

Furniture, fixtures and equipment	$116,034	$108,936
Leasehold improvements	68,246	63,391
Total	184,280	172,327
Less accumulated depreciation and amortization	(115,048)	(109,936)
Property and equipment – net	$69,232	$62,391

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 5 – Long-Term Debt

We entered into our current unsecured credit agreement (the “Credit Agreement”) effective January 20, 2010, which provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of January 28, 2012.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of January 28, 2012, there were $6.0 million in letters of credit outstanding and $44.0 million available to us for borrowings under the Credit Agreement.

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

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2023.  Various lease agreements require scheduled rent increases over the initial lease term.  Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property.  The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent.  All cash incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

We did not assign any store operating leases during fiscal 2011.  We remain liable on two assignments of operating leases covering former store locations, which were assigned to third parties in prior years.  The assignments require us to make payments under the lease agreements in certain events of default.  The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments was approximately $543,000 at January 28, 2012.  Both of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of January 28, 2012.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Rental expense for our operating leases consisted of:
(In thousands)	2011	2010	2009

Rentals for real property	$49,328	$47,745	$47,292
Contingent rent	156	136	52
Equipment rentals	113	133	334
Total	$49,597	$48,014	$47,678

Future minimum lease payments at January 28, 2012 are as follows:

(In thousands)	Operating Leases

2012	$51,510
2013	43,908
2014	34,470
2015	34,762
2016	33,060
Thereafter to 2023	105,557
Total	$303,267

Note 7 – Income Taxes

The provision for income taxes consisted of:
(In thousands)	2011	2010	2009

Current:
Federal	$11,318	$15,514	$9,188
State	1,210	1,360	1,683
Total current	12,528	16,874	10,871

Deferred:
Federal	2,918	(1,220)	(1,134)
State	122	(183)	92
Total deferred	3,040	(1,403)	(1,042)

Total provision	$15,568	$15,471	$9,829

We realized a tax benefit of $1.6 million, $626,000 and $376,000 in fiscal years 2011, 2010 and 2009, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2011	2010	2009

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	2.8	7.1
Other	(1.1)	(1.2)	(2.8)
Effective income tax rate	37.1%	36.6%	39.3%

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

We recorded $328,000, $222,000 and $304,000 in federal employment related tax credits in fiscal 2011, 2010 and 2009, respectively.  Each of these credits reduced our effective tax rate in the respective years.  In both fiscal 2011 and fiscal 2010, we recognized a decrease in our state and local income tax rate due to favorable settlements with certain taxing authorities.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 28, 2012	January 29, 2011
Deferred tax assets:
Accrued rent	$2,301	$1,956
Accrued compensation	2,849	2,393
Accrued employee benefits	1,092	3,013
Inventory	862	875
Self-insurance reserves	587	551
Lease incentives	4,941	2,892
Unrecognized tax benefits	39	328
State bonus depreciation add-back	426	279
Other	367	296
Total deferred tax assets	13,464	12,583

Deferred tax liabilities:
Depreciation	12,058	8,217
Capitalized costs	840	760
Total deferred tax liabilities	12,898	8,977
Net deferred tax asset	566	3,606
Less current deferred income tax benefit	(2,496)	(4,275)
Long-term deferred income taxes	$(1,930)	$(669)

As of January 28, 2012, we had no available state tax credits that could be carried forward.

Our unrecognized tax liabilities, as discussed below, relate to tax years encompassing our fiscal years 1999 through 2011, the tax years that remain subject to examination by major tax jurisdictions as of January 28, 2012.  A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2011	2010	2009

Beginning balance	$693	$1,357	$1,135
Increases – tax positions in prior period	0	0	150
Decreases – tax positions in prior period	(339)	(617)	0
Gross increases – current period tax positions	0	100	179
Decreases related to settlements with taxing authorities	(285)	(147)	(107)
Ending balance	$69	$693	$1,357

We have recorded $142,000 in unrecognized tax liabilities as of January 28, 2012 in Other liabilities on the Consolidated Balance Sheets.  This liability is comprised of $69,000 related to unrecognized tax positions, $38,000 related to accrued interest and $35,000 related to accrued penalties. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income.  If our uncertain tax positions become recognizable, the amount would affect our effective tax rate.

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

Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $591,000, $508,000 and $445,000 in fiscal years 2011, 2010 and 2009, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995.  The Stock Purchase Plan reserves 300,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the plan, 8,400, 8,300 and 13,400 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $190,000, $160,000 and $150,000 for fiscal years 2011, 2010 and 2009, respectively. At
January 28, 2012, 98,035 shares of unissued common stock were reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2011 (1)	2010 (1)	2009

Stock-based compensation expense before the recognized income tax benefit (2)	$34	$28	$26
Income tax benefit	$13	$11	$10

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

(2)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan.  Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts was $432,000, $879,000 and $621,000 for fiscal 2011, 2010 and 2009, respectively.  The total deferred compensation liability at January 28, 2012 and January 29, 2011 was $6.1 million and $4.9 million, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 9 – Stock Based Compensation

Compensation Plan Summaries

We have three stock-based compensation plans:  the 1993 Stock Option and Incentive Plan (the “1993 Plan”), the Outside Directors Stock Option Plan (the “Directors Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”).

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders.  The 1993 Plan reserved 1,500,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  On January 14, 2003, the 1993 Plan expired.  Previously issued stock options can be exercised for up to ten years from their date of grant.  At January 28, 2012, there were 50,000 fully vested stock options outstanding under the 1993 Plan.

The Directors Plan was approved by our Board of Directors on March 4, 1999.  The plan reserves for issuance 25,000 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock).  No grants have been made under this plan since fiscal 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future.  At January 28, 2012, 11,000 shares of unissued common stock were reserved for possible future grants and there were 7,000 fully vested stock options outstanding under the Directors Plan.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000.  Currently, the 2000 Plan reserves 2,000,000 shares of common stock for stock option and restricted stock grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  At January 28, 2012, 274,544 shares of unissued common stock were reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  Restricted stock awards issued to employees under the 2000 Plan either vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date or were granted such that one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant.  For the performance-based awards, should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. Under the 2000 Plan, both service and performance based awards contain nonforefeitable rights to any dividends received. All restricted stock awards issued to date to non-employee Directors vested on January 2 of the year following the year of the grant.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2011	342,718	$14.70
Granted	0
Forfeited or expired	0
Exercised	(161,687)	15.24
Outstanding and exercisable at January 28, 2012	181,031	$14.22	1.51	$2,089

The total fair value at grant date of previously non-vested stock options that vested was $46,000, $87,000 and $87,000 during fiscal years 2011, 2010, and 2009 respectively.

The following table summarizes information regarding options exercised:

(In thousands)	2011	2010	2009

Total intrinsic value (1)	$1,624	$656	$1,290
Total cash received	$2,464	$578	$998
Associated excess income tax benefits recorded	$399	$220	$385

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at January 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$11.44 – 12.67	102,531	1.62	$12.54	102,531	$12.54
$13.68 – 17.12	78,500	1.38	$16.41	78,500	$16.41

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	2011 (1)	2010 (1)	2009

Stock-based compensation expense before the recognized income tax benefit	$22	$82	$84
Income tax benefit	$8	$31	$33

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

Nostock options were granted during fiscal years 2011, 2010 or 2009.  As of January 28, 2012, all options had vested and therefore no unrecognized compensation expense remained.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	391,346	$19.91
Granted	141,393	25.62
Vested	(345,310)	18.97
Forfeited	(2,668)	25.72
Non-vested at January 28, 2012	184,761	$25.96

The total fair value at grant date of previously non-vested stock awards that vested during fiscal 2011, 2010 and 2009 was $6.5 million, $1.3 million and $764,000, respectively.  The weighted-average grant date fair value of stock awards granted during fiscal 2010 and fiscal 2009 was $21.65 and $12.26, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2011 (1)	2010 (1)	2009

Stock-based compensation expense before the recognized income tax benefit	$1,882	$4,875	$787
Income tax benefit	$712	$1,851	$309

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

The $1.9 million of expense recognized in fiscal 2011 was comprised of compensation expense of $2.6 million offset by income of $716,000.  The income was attributable to the fourth quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting.

The $787,000 of expense recognized in fiscal 2009 was comprised of compensation expense of $1.4 million offset by income of $653,000.  The income was attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting. However, based on our improved financial outlook, a cumulative catch-up of $851,000 was recorded during fiscal 2010 for a portion of these awards deemed probable of vesting.

As of January 28, 2012, there was approximately $2.5 million of unrecognized compensation expense remaining related to both the performance-based and service-based non-vested stock awards.  The cost is expected to be recognized over a weighted average period of approximately 2.1 years.  This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to certain non-executive employees in fiscal 2008. One-third of the shares of the underlying SARs vested and became fully exercisable on each of the first three grant date anniversaries and were assigned a five-year term from the date of grant.  Each SAR entitled the holder, upon exercise, to receive cash in the amount equal to the closing price of our stock on the date of exercise less the exercise price. The maximum amount paid, however, could not exceed 100% of the exercise price. In accordance with current authoritative guidance, cash-settled SARs were classified as Other liabilities on the Consolidated Balance Sheets.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2011	50,686	$9.72
Granted	0	0.00
Forfeited or expired	(3,168)	9.72
Exercised	(47,518)	9.72
Outstanding and exercisable at January 28, 2012	0	$0.00	0.00

The fair value of liability awards were remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense was recognized over the vesting period, or immediately for vested awards. There were no SARs outstanding as of January 28, 2012.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2011 (1)	2010 (1)	2009

Stock-based compensation expense before the recognized income tax benefit	$197	$483	$751
Income tax benefit	$74	$183	$295

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

All remaining SARs were exercised in fiscal 2011, therefore as of January 28, 2012 no unrecognized compensation expense remained.

Note 10 – Litigation Matters

We are involved in various legal proceedings incidental to the conduct of our business.  While the outcome of any legal proceeding is always uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

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

No purchases were made from LC Footwear, LLC in fiscal year 2011.  Purchases made from LC Footwear, LLC were $50,000 and $8,000 in fiscal years 2010 and 2009, respectively.  Commissions paid to PL Footwear, Inc. were $561,000, $638,000 and $763,000 in fiscal years 2011, 2010 and 2009, respectively.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Note 12 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2011 and 2010 include results for 13 weeks.

(In thousands, except per share data)

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$198,450	$166,672	$215,472	$181,940
Gross profit	61,760	46,373	65,155	51,565
Operating income	16,135	4,114	16,879	5,009
Net income	9,919	2,715	10,473	3,275
Net income per share – Basic	$0.77	$0.20	$0.79	$0.24
Net income per share – Diluted	$0.75	$0.20	$0.78	$0.24

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$189,457	$165,394	$204,443	$179,895
Gross profit	59,272	46,747	61,510	54,010
Operating income	14,991	5,989	14,414	6,991
Net income	9,247	4,118	9,096	4,360
Net income per share – Basic	$0.73	$0.32	$0.71	$0.34
Net income per share – Diluted	$0.72	$0.32	$0.70	$0.33

Note 13 – Subsequent Events

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which will be effected in the form of a stock dividend.  The stock split will entitle each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, payable on April 27, 2012.  Upon the completion of the stock split, our outstanding shares will increase from approximately 13.6 million shares to approximately 20.4 million shares.  Our historical share data will be retroactively adjusted upon the completion of the stock split.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements - continued

Earnings per share information is provided below on a pre-stock split and estimated post-stock split pro forma, unaudited basis.

Pre-stock split (in thousands except per share data)	2011	2010	2009

Numerator
Net income available for basic common shares	$25,828	$26,821	$15,166
Net income available for diluted common shares	$25,828	$26,821	$15,166

Denominator
Weighted average common shares – basic	13,016	12,724	12,513
Weighted average common shares – diluted	13,129	13,060	12,660

Net income per common share
Basic	$1.98	$2.11	$1.21
Diluted	$1.97	$2.05	$1.20

Post-stock split, unaudited (in thousands except per share data)	2011	2010	2009

Numerator
Net income available for basic common shares	$25,828	$26,821	$15,166
Net income available for diluted common shares	$25,828	$26,821	$15,166

Denominator
Weighted average common shares – basic	19,524	19,086	18,770
Weighted average common shares – diluted	19,694	19,590	18,991

Net income per common share
Basic	$1.32	$1.41	$0.81
Diluted	$1.31	$1.37	$0.80

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 30, 2010	$94	$69,621	$69,609	$106
Year ended January 29, 2011	$106	$80,337	$80,339	$104
Year ended January 28, 2012	$104	$83,816	$83,811	$109

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of
January 28, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 28, 2012.

The Company’s internal control over financial reporting as of January 28, 2012 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
January 28, 2012, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shoe Carnival, Inc.
Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2012 of the Company and our report dated April 12, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP
Indianapolis, Indiana
April 12, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K.  Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 28, 2012 and January 29, 2011

Consolidated Statements of Income for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

Consolidated Statements of Shareholders’ Equity for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

Shoe Carnival, Inc.

Date: April 12, 2012	By:	/s/ Mark L. Lemond
Mark L. Lemond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 12, 2012
J. Wayne Weaver

/s/ Mark L. Lemond	President, Chief Executive Officer and Director	April 12, 2012
Mark L. Lemond	(Principal Executive Officer)

/s/ James A. Aschleman	Director	April 12, 2012
James A. Aschleman

/s/ William E. Bindley	Director	April 12, 2012
William E. Bindley

/s/ Kent A. Kleeberger	Director	April 12, 2012
Kent A. Kleeberger

/s/ Gerald W. Schoor	Director	April 12, 2012
Gerald W. Schoor

/s/ W. Kerry Jackson	Executive Vice President - Chief Financial Officer	April 12, 2012
W. Kerry Jackson	and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Senior Vice President – Controller and Chief	April 12, 2012
Kathy A. Yearwood	Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/09/2010

4-A	Credit Agreement, dated as of January 20, 2010, among Shoe Carnival, Inc., the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011

10-C*	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-D	Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-E*	1993 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-E	9/15/1997

10-F*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-G*	Summary Compensation Sheet				X

10-H	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-I*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-J*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-K*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

10-L*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-O	12/09/2010

10-M*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10-1	12/17/2008

10-N*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10-2	12/17/2008

INDEX TO EXHIBITS - Continued
Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
X
10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10-3	12/17/2008

10-P*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10-4	12/17/2008

10-Q*	Shoe Carnival, Inc. Deferred Compensation Plan	8-K	10-1	10/14/2008

10-R*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011

21	A list of subsidiaries of Shoe Carnival, Inc				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended   January 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.
X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.