Form 10-Q
period 2012-04-28
SHOE CARNIVAL INC
filed 2012-06-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   April 28, 2012

or
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

Number of Shares of Common Stock, $.01 par value, outstanding at June 4, 2012 were 20,404,052.

SHOE CARNIVAL, INC.

Index

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	April 28, 2012	January 28, 2012	April 30, 2011

Assets
Current Assets:
Cash and cash equivalents	$92,291	$70,602	$69,053
Accounts receivable	4,197	2,621	1,210
Merchandise inventories	243,260	237,655	218,260
Deferred income tax benefit	2,562	2,496	3,798
Other	4,044	2,887	3,512
Total Current Assets	346,354	316,261	295,833
Property and equipment-net	72,168	69,232	64,323
Other	1,005	1,069	1,448
Total Assets	$419,527	$386,562	$361,604

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$68,654	$61,238	$54,920
Accrued and other liabilities	23,778	14,522	20,144
Total Current Liabilities	92,432	75,760	75,064
Deferred lease incentives	15,301	12,964	9,049
Accrued rent	6,415	6,029	5,285
Deferred income taxes	1,381	1,930	1,127
Deferred compensation	6,575	6,054	5,579
Other	212	141	1,373
Total Liabilities	122,316	102,878	97,477

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,478, 20,478 and 20,480 shares issued, respectively	205	205	205
Additional paid-in capital	64,575	67,574	67,998
Retained earnings	233,255	222,235	205,772
Treasury stock, at cost, 73, 391 and 611 shares, respectively	(824)	(6,330)	(9,848)
Total Shareholders' Equity	297,211	283,684	264,127
Total Liabilities and Shareholders' Equity	$419,527	$386,562	$361,604

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011

Net sales	$222,613	$198,450
Cost of sales (including buying, distribution and occupancy costs)	154,074	136,690
Gross profit	68,539	61,760
Selling, general and administrative expenses	50,562	45,625
Operating income	17,977	16,135
Interest income	(16)	(28)
Interest expense	68	61
Income before income taxes	17,925	16,102
Income tax expense	6,905	6,183
Net income	$11,020	$9,919

Net income per share:
Basic	$0.54	$0.51
Diluted	$0.54	$0.50

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2012	20,478	(391)	$205	$67,574	$222,235	$(6,330)	$283,684
Stock option exercises		94		(494)		1,522	1,028
Stock-based compensation income tax benefit				787			787
Employee stock purchase plan purchases		4		8		61	69
Restricted stock awards		220		(3,923)		3,923	0
Stock-based compensation expense				623			623
Net income					11,020		11,020
Balance at April 28, 2012	20,478	(73)	$205	$64,575	$233,255	$(824)	$297,211

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011

Cash Flows From Operating Activities
Net income	$11,020	$9,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,831	3,493
Stock-based compensation	692	1,225
Loss on retirement of assets	13	119
Deferred income taxes	(614)	935
Lease incentives	2,660	1,212
Other	396	352
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	341
Merchandise inventories	(5,605)	(5,331)
Accounts payable and accrued liabilities	12,932	2,248
Other	4,955	2,516
Net cash provided by operating activities	28,704	17,029

Cash Flows From Investing Activities
Purchases of property and equipment	(8,545)	(6,872)
Proceeds from sale of property and equipment	0	4
Net cash used in investing activities	(8,545)	(6,868)

Cash Flows From Financing Activities
Proceeds from issuance of stock	1,097	118
Excess tax benefits from stock-based compensation	433	1,211
Purchase of treasury stock	0	(2,630)
Net cash provided by (used in) financing activities	1,530	(1,301)
Net increase in cash and cash equivalents	21,689	8,860
Cash and cash equivalents at beginning of period	70,602	60,193
Cash and Cash Equivalents at End of Period	$92,291	$69,053

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$69	$59
Cash paid during period for income taxes	$1,036	$324
Capital expenditures incurred but not yet paid	$1,059	$798

See notes to condensed consolidated financial statements.

Index

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented.  Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend.  The stock split entitled each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, and was paid on April 27, 2012.  Upon the completion of the stock split, our outstanding shares increased from approximately 13.6 million shares to approximately 20.4 million shares.  In accordance with the provisions of our equity award plans, and as determined by our Board of Directors, the following were adjusted to equitably reflect the effect of the three-for-two stock split:

•	The number of shares reserved and available for issuance;
•	The number of shares that may be granted to a plan participant in a calendar year;
•	The number of shares subject to outstanding equity awards;
•	The exercise prices of outstanding equity awards; and
•	The annual earnings per diluted share targets associated with our outstanding performance-based restricted stock awards.

All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively for all periods presented.

Index

Note 2 - Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

(In thousands except per share data)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011

Numerator
Net income	$11,020	$9,919
Less amount allocable to participating securities	198	0
Net income available for basic common shares	10,822	9,919
Adjustment for dilutive potential common shares	0	0
Net income available for diluted common shares	$10,822	$9,919

Denominator
Weighted average common shares – basic	19,880	19,309
Adjustment for dilutive potential common shares	91	481
Weighted average common shares – diluted	19,971	19,790

Net income per common share
Basic	$0.54	$0.51
Diluted	$0.54	$0.50

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

Note 3 – Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which amends certain accounting and disclosure requirements related to fair value measurements.  For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs.  The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited.  We adopted the guidance on January 29, 2012.  This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Index

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Our financial assets as of April 28, 2012, January 28, 2012 and April 30, 2011 included cash and cash equivalents, which are valued using the market approach.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature and is considered a Level 1 fair value measurement.  We did not have any financial liabilities measured at fair value for these periods.

The following table summarizes our cash and cash equivalents that are measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of April 28, 2012
Cash and short-term investments (1)	$86,238	$0	$0	$86,238
Credit and debit card receivables (2)	6,053	0	0	6,053
	$92,291	$0	$0	$92,291

As of January 28, 2012
Cash and short-term investments (1)	$66,110	$0	$0	$66,110
Credit and debit card receivables (2)	4,492	0	0	4,492
	$70,602	$0	$0	$70,602

As of April 30, 2011
Cash and short-term investments (1)	$63,203	$0	$0	$63,203
Credit and debit card receivables (2)	5,850	0	0	5,850
	$69,053	$0	$0	$69,053

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

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment.  Long-lived assets are reviewed for impairment in accordance with current authoritative literature whenever events or changes in circumstances indicate that full recoverability is questionable.  If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses.  Fair value of our long-lived assets is estimated using a projected cash flow analysis and are classified within Level 3 of the valuation hierarchy.  An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

Impaired long-lived assets were measured at fair value on a non-recurring basis using Level 3 inputs as defined in the fair value hierarchy.  There were no impairments of long-lived assets recorded during the thirteen weeks ended April 28, 2012 or April 30, 2011.  During the fifty-two weeks ended January 28, 2012, long-lived assets held and used with a gross carrying amount of $966,000 were written down to their fair value of $628,000, resulting in an impairment charge of $338,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.

Index

We did not have any non-financial liabilities measured at fair value for these periods.

Note 5 - Stock-Based Compensation

On April 27, 2012, we completed a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend.  All share and per share amounts referenced below give effect to the stock split and have been adjusted retroactively for all periods presented.

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	271,546	$9.48	1.51	$2,089
Grants	0
Forfeited or expired	0
Exercised	(93,949)	10.94
Outstanding and exercisable at April 28, 2012	177,597	$8.71	1.81	$2,014

The following table summarizes information regarding options exercised:

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Total intrinsic value (1)	$639	$58
Total cash received	$1,027	$51
Associated excess income tax benefits recorded	$353	$22

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at April 28, 2012:

	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
$7.63 – 8.45	141,298	1.41	$8.35
$9.12 – 10.73	36,299	3.34	$10.10

Index

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$0	$9
Income tax benefit (1)	$0	$3

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

No stock options have been granted since fiscal 2008.  All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains.

Restricted Stock Awards

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 28, 2012	277,145	$17.31
Granted	242,250	17.69
Vested	0	0.00
Forfeited or expired	(22,539)	15.31
Non-vested at April 28, 2012	496,856	$17.59

The weighted-average grant date fair value of stock awards granted during the thirteen-week periods ended April 28, 2012 and April 30, 2011 was $17.69 and $17.04, respectively.  No awards vested during the first quarter of fiscal 2012.  The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2011 was $5.8 million.  The 22,539 awards that expired in the first quarter of fiscal 2012 represent the third tier of the restricted stock awards granted on March 13, 2006.  These awards expired unvested as the performance measure was not achieved.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$610	$1,133
Income tax benefit (1)	$234	$434

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of April 28, 2012, there was approximately $6.2 million of unrecognized compensation expense remaining related to both our performance-based and service-based non-vested stock awards.  The cost is expected to be recognized over a weighted average period of approximately 1.8 years.  This incorporates the current assumptions of the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Index

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) have typically been granted to certain non-executive employees such that one-third of the shares underlying the SARs would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant.  SARs entitle the holder, upon exercise, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  SARs granted during the first quarter of fiscal 2012 were issued with a defined maximum gain of $6.67 over the exercise price of $17.17.  In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	0	$0.00
Granted	135,375	17.17
Forfeited or expired	0	0.00
Exercised	0	0.00
Outstanding at April 28, 2012	135,375	$17.17	4.76
Exercisable at April 28, 2012	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement.  Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards.  The weighted-average fair value of outstanding, non-vested SAR awards was $3.37 as of April 28, 2012.

The fair value was estimated using a trinomial lattice model with the following assumptions:

April 28, 2012
Risk free interest rate yield curve	0.07% - 0.82%
Expected dividend yield	0.0%
Expected volatility	59.66%
Maximum life	4.76 Years
Exercise multiple	1.31
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

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

Index

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$69	$71
Income tax benefit (1)	$27	$27

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of April 28, 2012, there was approximately $383,000 in unrecognized compensation expense related to non-vested SARs.  The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(In thousands)	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
StStock-based compensation expense before the recognized income tax benefit (1)	$12	$12
Income tax benefit (2)	$5	$5

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.
(2)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the United States in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear.   For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Index

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations.  We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 as filed with the SEC.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend.  The stock split entitled each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, and was paid on April 27, 2012.  Upon the completion of the stock split, our outstanding shares increased from approximately 13.6 million shares to approximately 20.4 million shares.  In accordance with the provisions of our equity award plans, and as determined by our Board of Directors, the following were adjusted to equitably reflect the effect of the three-for-two stock split:

•	The number of shares reserved and available for issuance;
•	The number of shares that may be granted to a plan participant in a calendar year;
•	The number of shares subject to outstanding equity awards;
•	The exercise prices of outstanding equity awards; and
•	The annual earnings per diluted share targets associated with our outstanding performance-based restricted stock awards.

All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively for all periods presented.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 337 store locations or online at shoecarnival.com.  Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience.  We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.  The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

Index

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of April 28, 2012 and April 30, 2011 totaled $243.3 million and $218.3 million, respectively.  These amounts represented approximately 58% and 60%, respectively of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  Our long-lived assets as of April 28, 2012 and April 30, 2011 totaled $72.2 million and $64.3 million, respectively, representing approximately 17% of total assets for both periods.  No impairments of long-lived assets were recorded from our evaluations performed during the first quarter of fiscal 2012 or the first quarter of fiscal 2011.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values.  We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  As of April 28, 2012 and April 30, 2011, our self-insurance reserves totaled $3.1 million and $2.5 million, respectively.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Index

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%

April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.2	68.9
Gross profit	30.8	31.1
Selling, general and administrative expenses	22.7	23.0
Operating income	8.1	8.1
Interest (income) expense, net	0.0	0.0
Income before income taxes	8.1	8.1
Income tax expense	3.1	3.1
Net income	5.0%	5.0%

Index

Executive Summary for First Quarter Ended April 28, 2012

During the first quarter of fiscal 2012, we achieved an all-time Company quarterly record of $0.54 in earnings per diluted share, surpassing the previous record of $0.52 per diluted share achieved in the third quarter of fiscal 2011.  Our increase in earnings resulted largely from the increase in net sales.

First quarter fiscal 2012 financial highlights were as follows:

•
Net sales increased $24.1 million to $222.6 million, a 12.2% increase over the prior year.  Our comparable store sales increased 7.3%.  We recorded a comparable store sales increase of 3.4% in the first quarter of last year.

•	Our record quarterly earnings per diluted share of $0.54 represented an 8% increase over the first quarter of fiscal 2011 and exceeded our previous record earnings of $0.52 per diluted share.

•
We opened 13 stores during the first quarter this year as compared to four stores during the first quarter last year.  Pre-opening expenses were $1.6 million, a $1.1 million increase over the first quarter of last year.  These expenses, which are included in cost of sales and selling, general and administrative expenses, increased primarily as a result of opening more stores.

•
We generated cash from operations, net of purchases of property and equipment, of $20.2 million and ended the first quarter of fiscal 2012 with $92.3 million in cash and cash equivalents and no interest bearing debt.

Results of Operations for the First Quarter Ended April 28, 2012

Net Sales

Net sales increased $24.1 million to $222.6 million during the first quarter of fiscal 2012, a 12.2% increase over the prior year's first quarter net sales of $198.5 million.  Comparable store sales increased 7.3%, or approximately $14.3 million, compared to the first quarter last year.  The thirteen stores opened in the first quarter of fiscal 2012, the sales generated by the 17 stores opened in fiscal 2011and e-commerce sales contributed an additional $11.8 million in net sales.  These sales increases were partially offset by a decline in sales of $2.0 million from the seven stores closed since the beginning of fiscal 2011.

During the first quarter of fiscal 2012, our customers responded favorably to our athletic and spring footwear assortment.  While we experienced an increase in both average unit price of footwear and units sold, the increase in unit sales was the primary driver of our net sales increase between the comparative quarters.

Gross Profit

Gross profit increased $6.7 million to $68.5 million in the first quarter of fiscal 2012 from gross profit of $61.8 million in the comparable prior year period.  The gross profit margin for the first quarter of fiscal 2012 decreased to 30.8% from 31.1% in the first quarter of fiscal 2011.  The merchandise margin decreased 0.7%, due primarily to the clearance activities required early in the first quarter of fiscal 2012 to liquidate our remaining fall and winter merchandise.  Buying, distribution and occupancy costs increased $1.5 million during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011; however, our sales gain enabled us to leverage these costs by 0.4%, as a percentage of sales.  Pre-opening expenses included in distribution and occupancy represented $368,000 of the year-over-year increase.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million in the first quarter of fiscal 2012 to $50.6 million; however, our sales gain enabled us to leverage these costs by 0.3% as a percentage of sales.  Significant changes in expense between the comparative periods included the following:

•
We incurred an additional $3.8 million of expense during the first quarter of fiscal 2012, as compared to the first quarter last year, in the operation of new stores and our e-commerce initiative.  This increase was net of expense reductions for stores that have closed since the beginning of fiscal 2011.

•
We experienced a year-over-year increase in self-insured health care costs of $1.4 million in the first quarter of fiscal 2012.  Costs related to our self-insured health care programs are subject to a significant degree of volatility, and consequently the risk of material variances between reporting periods.

Pre-opening costs included in selling, general and administrative expenses were $1.2 million, or 0.5% as a percentage of sales, in the first quarter of fiscal 2012, as compared to $415,000, or 0.2% as a percentage of sales, in the first quarter last year.  We opened 13 stores during the first quarter of fiscal 2012 as compared to four stores in the first quarter last year.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2012 was 38.5% as compared to 38.4% for the same time period in fiscal 2011.

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and borrowings under our revolving credit facility.  Our net cash provided by operating activities was $28.7 million in the first quarter of fiscal 2012 as compared to $17.0 million in the first quarter of 2011.  These amounts reflect the income from operations adjusted for non-cash items and working capital changes.  The $11.7 million increase in operating cash flow, when comparing the two periods of each year, was primarily driven by an increase in accounts payable and accrued liabilities.

Working capital increased to $253.9 million at April 28, 2012 from $220.8 million at April 30, 2011.  This $33.1 million increase resulted primarily from an increase in cash and cash equivalents and inventories partially offset by an increase in accounts payable and accrued liabilities.  The current ratio at April 28, 2012 was 3.8 as compared to 3.9 at April 30, 2011.  We had no outstanding interest bearing debt as of the end of, or during, either period.

We expended $8.5 million in cash during the first quarter of fiscal 2012 for the purchase of property and equipment, of which $6.9 million was for construction of new stores, remodeling and relocations.  The remaining capital expenditures were used for continued investments in technology and normal asset replacement activities.  Cash lease incentives received from landlords were $2.7 million for the first quarter of fiscal 2012.

Capital expenditures for fiscal 2012, including expenditures during the first quarter, are expected to be between $24.0 million to $25.0 million.  Approximately $11.0 million of our total capital expenditures are expected to be used for new store construction and $8.0 million will be used for store relocations and remodels.  Lease incentives to be received from landlords during fiscal 2012, including actual amounts received during the first quarter, are expected to be approximately $5.0 million to $6.0 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The opening of new stores will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Index

In fiscal 2012, we anticipate opening 30 new stores, as compared to opening 17 new stores during fiscal 2011.  Our fiscal 2012 new store plans include opening stores in the Dallas/Fort Worth Metroplex and Puerto Rico, which represents our expansion into two new major markets.  Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $4.9 million for fiscal 2012, or an average of $162,000 per store.  We expended $1.8 million on pre-opening expenses during fiscal 2011, or an average of $108,000 per store.  The increase in the average expenditures per new store is primarily the result of increases in pre-opening rent and advertising.

We closed three stores during the first quarter of fiscal 2012.  We have identified an additional three stores for closure in the remainder of fiscal 2012.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  Total store closing costs for these six store locations for fiscal 2012 are expected to be approximately $115,000.

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.  It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year.  We were in compliance with these covenants as of April 28, 2012.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of April 28, 2012, there was $5.4 million in letters of credit outstanding and $44.6 million available to us for additional borrowings under the credit facility.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011.  On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012.  The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations.  The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.  We intend to fund the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement.  No shares had been repurchased under this program as of April 28, 2012.

We anticipate that our existing cash and cash flow from operations, supplemented by borrowings under our revolving credit line, will be sufficient to fund our planned store expansion along with other capital expenditures and other operating cash requirements for at least the next 12 months.

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores.  Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.  Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during the first three months of fiscal 2012 or fiscal 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 28, 2012, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 before deciding to invest in, or retain, shares of our common stock.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us.  If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(1)	Programs

January 29, 2012 to February 25, 2012	0	$0.00	0	$25,000,000
February 26, 2012 to March 31, 2012	0	$0.00	0	$25,000,000
April 1, 2012 to April 28, 2012	0	$0.00	0	$25,000,000
	0		0

(1)
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

101
The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended   April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

Index

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2012	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)