Form 10-Q
period 2012-07-28
SHOE CARNIVAL INC
filed 2012-09-06
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 28, 2012
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________

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

                    [X] Yes                        [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Shares of Common Stock, $.01 par value, outstanding at August 30, 2012 were 20,459,945.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	July 28, 2012	January 28, 2012	July 30, 2011

Assets
Current Assets:
Cash and cash equivalents	$52,895	$70,602	$44,096
Accounts receivable	1,679	2,621	2,889
Merchandise inventories	294,387	237,655	258,069
Deferred income tax benefit	2,981	2,496	3,307
Other	5,567	2,887	5,894
Total Current Assets	357,509	316,261	314,255
Property and equipment-net	75,670	69,232	66,660
Other	859	1,069	1,177
Total Assets	$434,038	$386,562	$382,092

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$86,254	$61,238	$76,293
Accrued and other liabilities	16,424	14,522	14,005
Total Current Liabilities	102,678	75,760	90,298
Deferred lease incentives	15,280	12,964	10,082
Accrued rent	6,858	6,029	5,681
Deferred income taxes	284	1,930	1,697
Deferred compensation	6,718	6,054	5,685
Other	292	141	816
Total Liabilities	132,110	102,878	114,259

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,471, 20,478 and 20,478 shares issued, respectively	205	205	205
Additional paid-in capital	66,716	67,574	68,323
Retained earnings	235,091	222,235	208,487
Treasury stock, at cost, 7, 391 and 570 shares, respectively	(84)	(6,330)	(9,182)
Total Shareholders’ Equity	301,928	283,684	267,833
Total Liabilities and Shareholders’ Equity	$434,038	$386,562	$382,092

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011

Net sales	$182,207	$166,672	$404,820	$365,122
Cost of sales (including buying, distribution and occupancy costs)	129,878	120,299	283,952	256,989
Gross profit	52,329	46,373	120,868	108,133
Selling, general and administrative expenses	47,637	42,259	98,199	87,884
Operating income	4,692	4,114	22,669	20,249
Interest income	(9)	(21)	(25)	(49)
Interest expense	66	71	134	132
Income before income taxes	4,635	4,064	22,560	20,166
Income tax expense	1,776	1,349	8,681	7,532
Net income	$2,859	$2,715	$13,879	$12,634

Net income per share:
Basic	$0.14	$0.14	$0.68	$0.64
Diluted	$0.14	$0.14	$0.68	$0.63

Weighted average shares:
Basic	19,934	19,508	19,907	19,408
Diluted	20,010	19,714	19,991	19,611

Cash dividends declared per share	$0.05	$0.00	$0.05	$0.00

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock
(In thousands)	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at January 28, 2012	20,478	(391)	$205	$67,574	$222,235	$(6,330)	$283,684
Stock option exercises		155		(666)		2,208	1,542
Dividends paid					(1,023)		(1,023)
Stock-based compensation income tax benefit				1,003			1,003
Employee stock purchase plan purchases		7		27		93	120
Restricted stock awards	(7)	223		(3,961)		3,961	0
Common stock repurchased		(1)				(16)	(16)
Stock-based compensation expense				2,739			2,739
Net income					13,879		13,879
Balance at July 28, 2012	20,471	(7)	$205	$66,716	$235,091	$(84)	$301,928

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011

Cash Flows From Operating Activities
Net income	$13,879	$12,634
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,763	7,058
Stock-based compensation	2,888	1,822
Loss on retirement and impairment of assets	427	483
Deferred income taxes	(2,131)	1,996
Lease incentives	3,139	2,434
Other	397	(185)
Changes in operating assets and liabilities:
Accounts receivable	942	(1,239)
Merchandise inventories	(56,732)	(45,140)
Accounts payable and accrued liabilities	30,036	20,635
Other	(3,337)	(3,627)
Net cash used in operating activities	(2,729)	(3,129)

Cash Flows From Investing Activities
Purchases of property and equipment	(16,371)	(12,165)
Proceeds from sale of property and equipment	0	4
Proceeds from note receivable	200	100
Net cash used in investing activities	(16,171)	(12,061)

Cash Flows From Financing Activities
Proceeds from issuance of stock	1,662	454
Dividends paid	(1,023)	0
Excess tax benefits from stock-based compensation	570	1,276
Shares surrendered by employees to pay taxes on restricted stock	(16)	(2,637)
Net cash provided by (used in) financing activities	1,193	(907)
Net decrease in cash and cash equivalents	(17,707)	(16,097)
Cash and cash equivalents at beginning of period	70,602	60,193
Cash and Cash Equivalents at End of Period	$52,895	$44,096

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$134	$132
Cash paid during period for income taxes	$11,686	$6,862
Capital expenditures incurred but not yet paid	$1,743	$1,771

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 — Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the “SEC”), but we believe that the disclosures provided are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Note 2 — Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 28, 2012			July 30, 2011
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$2,859			$2,715
Amount allocated to participating securities	(70)			(52)
Net income available for basic common shares and basic earnings per share	$2,789	19,934	$0.14	$2,663	19,508	$0.14

Diluted Earnings per Share:
Net income	$2,859			$2,715
Amount allocated to participating securities	(69)			(52)
Adjustment for dilutive potential common shares		76			206
Net income available for diluted common shares and diluted earnings per share	$2,790	20,010	$0.14	$2,663	19,714	$0.14

	Twenty-six Weeks Ended
	July 28, 2012			July 30, 2011
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$13,879			$12,634
Amount allocated to participating securities	(299)			(297)
Net income available for basic common shares and basic earnings per share	$13,580	19,907	$0.68	$12,337	19,408	$0.64

Diluted Earnings per Share:
Net income	$13,879			$12,634
Amount allocated to participating securities	(298)			(293)
Adjustment for dilutive potential common shares		84			203
Net income available for diluted common shares and diluted earnings per share	$13,581	19,991	$0.68	$12,341	19,611	$0.63

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings. Non-vested stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

Note 3 — Recently Issued Accounting Pronouncements

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

Note 4 — Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data;

•	Level 3 — Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at July 28, 2012, January 28, 2012 and July 30, 2011. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 28, 2012:
Cash equivalents — money market fund	$10,252	$0	$0	$10,252

As of January 28, 2012:
Cash equivalents— money market fund	$25,231	$0	$0	$25,231

As of July 30, 2011:
Cash equivalents — money market fund	$20,208	$0	$0	$20,208

The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable. If the expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store assets using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

During the thirteen and twenty six-weeks ended July 28, 2012, long-lived assets held and used with a gross carrying amount of $1.2 million were written down to their fair value of $772,000, resulting in an impairment charge of $350,000, which was included in earnings for the respective periods. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000. During the thirteen and twenty six-weeks ended July 30, 2011, long-lived assets held and used with a gross carrying amount of $537,000 were written down to their fair value of $320,000, resulting in an impairment charge of $217,000, which was included in earnings for the respective periods. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000. During the fifty-two weeks ended January 28, 2012, long-lived assets held and used with a gross carrying amount of $966,000 were written down to their fair value of $628,000, resulting in an impairment charge of $338,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.

Note 5 — Stock-Based Compensation

On April 27, 2012, we completed a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts referenced below give effect to the stock split and have been adjusted retroactively for all periods presented.

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	271,546	$9.48	1.51	$2,089
Grants	0
Forfeited or expired	0
Exercised	(154,587)	9.97
Outstanding and exercisable at July 28, 2012	116,959	$8.83	2.00	$1,574

The following table summarizes information regarding options exercised:

(In thousands)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Total intrinsic value(1)	$751	$307	$1,390	$365
Total cash received	$515	$297	$1,542	$348
Associated excess income tax benefits recorded	$80	$117	$433	$139

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at July 28, 2012:

	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
$7.63 — 8.45	84,710	1.48	$ 8.30
$9.12 — 10.73	32,249	3.37	$10.21

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$0	$8	$0	$17
Income tax benefit(1)	$0	$3	$0	$6

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011; therefore no unrecognized compensation expense remains.

Restricted Stock Awards

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 28, 2012	277,145	$17.31
Granted	245,654	17.73
Vested	(2,250)	17.66
Forfeited or expired	(29,265)	15.81
Non-vested at July 28, 2012	491,284	$17.61

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended July 28, 2012 and July 30, 2011 was $17.73 and $17.08, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first half of fiscal 2012 was $40,000. The total fair value at grant date of previously non-vested stock awards that vested during the first half of fiscal 2011 was $5.8 million. Of the 29,265 restricted stock awards that were forfeited or that expired during the first six months, 22,539 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2006 that expired in the first quarter of fiscal 2012.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$2,108	$522	$2,718	$1,655
Income tax benefit(1)	$813	$200	$1,043	$632

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

During the fourth quarter of fiscal 2011, stock-based compensation expense was reduced by $716,000 due to the reversal of cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration. However, based on our improved financial outlook, a cumulative catch-up of $789,000 in expense was recorded during the second quarter of fiscal 2012 as management now deems that these awards are probable to vest prior to their expiration.

As of July 28, 2012, approximately $5.0 million of unrecognized compensation expense remained related to both our performance-based and service-based non-vested stock awards. This expense is expected to be recognized over a weighted average period of approximately 1.3 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) have typically been granted to certain non-executive employees such that one-third of the shares underlying the SARs would vest and become fully exercisable on each of the first three anniversaries of the date of the grant. The SARs were assigned a five-year term from the date of grant. Each SAR entitles the holder, upon exercise, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. SARs were granted during the first quarter of fiscal 2012 and issued with a defined maximum gain of $6.67 over the exercise price of $17.17. In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	0	$0.00
Granted	135,375	17.17
Forfeited or expired	0	0.00
Exercised	0	0.00
Outstanding at July 28, 2012	135,375	$17.17	4.50
Exercisable at July 28, 2012	0	$0.00	0.00

The fair value of these liability awards is remeasured at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $3.57 as of July 28, 2012.

The fair value was estimated using a trinomial lattice model with the following assumptions:

July 28, 2012
Risk free interest rate yield curve	0.07% – 0.65%
Expected dividend yield	1.0%
Expected volatility	59.66%
Maximum life	4.51 Years
Exercise multiple	1.19
Maximum payout	$6.67
Employee exit rate	2.2% – 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our initial cash dividend in the second quarter of fiscal 2012, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Stock-based compensation expense before the recognized income tax benefit	$80	$60	$149	$132
Income tax benefit(1)	$31	$23	$57	$50

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of July 28, 2012, approximately $328,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan

The following table summarizes information regarding stock-based compensation expense recognized for the employee stock purchase plan:

(In thousands)	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Stock-based compensation expense before the recognized income tax benefit(1)	$9	$7	$21	$19
Income tax benefit(2)	$3	$3	$8	$7

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the employee stock purchase plan.

(2)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

Note 6 — Dividends

On June 14, 2012, our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders. The initial dividend of $0.05 per share was paid on July 16, 2012 to shareholders of record as of the close of business on July 2, 2012. Total dividends paid were approximately $1.0 million.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States and Puerto Rico in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 346 store locations or online at shoecarnival.com. During the second quarter of fiscal 2012, we expanded our operations outside of the continental United States by opening two new stores in Puerto Rico. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,500 pairs of shoes in four general categories — men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival.

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

Merchandise Inventories — Our merchandise inventories are stated at the lower of cost or market (LCM) as of the balance sheet date and consist primarily of dress, casual and athletic footwear for men, women and children. The cost of our merchandise is determined using the first-in, first-out valuation method (FIFO). For determining market value, we estimate the future demand and related sale price of merchandise in our inventory. The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of July 28, 2012 and July 30, 2011 totaled $294.4 million and $258.1 million, respectively. These amounts represented approximately 68% of total assets for both periods. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets — Long-lived assets, such as property and equipment subject to depreciation, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable. This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets. Assets are grouped and the evaluation is performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of July 28, 2012 and July 30, 2011 totaled $75.7 million and $66.7 million, respectively, representing approximately 17% of total assets for both periods. From our evaluations performed during the first half of fiscal 2012 and fiscal 2011, we recorded impairments of long-lived assets of $350,000 and $217,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves — We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of July 28, 2012 and July 30, 2011, our self-insurance reserves totaled approximately $2.8 million and $2.7 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the tax jurisdictions in which we operate. As a result of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, deferred lease incentives and stock-based compensation. Deferred tax assets and liabilities are measured using the estimated tax rates in effect in the years when those temporary differences are expected to reverse.

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

Results of Operations Summary Information

		Number of Stores			Store Square Footage
Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period	Comparable Store Sales
April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%
July 28, 2012	337	11	2	346	92,000	3,761,000	3.0%

Year-to-date 2012	327	24	5	346	207,000	3,761,000	5.4%

April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%
July 30, 2011	318	5	2	321	55,000	3,484,000	–1.1%

Year-to-date 2011	314	9	2	321	94,000	3,484,000	1.3%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	71.3	72.2	70.1	70.4
Gross profit	28.7	27.8	29.9	29.6
Selling, general and administrative expenses	26.1	25.3	24.3	24.0
Operating income	2.6	2.5	5.6	5.6
Interest (income) expense, net	0.0	0.1	0.0	0.0
Income before income taxes	2.6	2.4	5.6	5.6
Income tax expense	1.0	0.8	2.2	2.1
Net income	1.6%	1.6%	3.4%	3.5%

Executive Summary for Second Quarter Ended July 28, 2012

•	Net sales increased $15.5 million to $182.2 million in the second quarter of fiscal 2012, a 9.3% increase over the second quarter of the prior year. Our comparable store sales increased 3.0%, driven by an increase in the average price of our footwear.

•	Our gross profit margin increased to 28.7% from 27.8% as compared to the second quarter of fiscal 2011.

•	We opened 11 stores during the second quarter this year as compared to five stores during the second quarter of last year. Pre-opening expenses were $1.2 million, a $795,000 increase over the second quarter of last year.

•	Inventories at the end of the second quarter increased $36.3 million as compared to the end of the second quarter of last year. Approximately one-half of this increase was attributable to our store growth and the addition of our e-commerce business. The remainder of the increase was primarily attributable to the higher average cost of footwear held in our inventory.

•	On June 14, 2012, our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders. The initial dividend of $0.05 per share was paid on July 16, 2012 to shareholders of record as of the close of business on July 2, 2012. Total dividends paid were approximately $1.0 million.

Results of Operations for the Second Quarter Ended July 28, 2012

Net Sales

Net sales increased $15.5 million to $182.2 million during the second quarter of fiscal 2012, a 9.3% increase over the prior year’s second quarter net sales as our customer responded favorably to our athletic and seasonal product assortment. Of this increase in net sales, $12.4 million in sales were generated by the 37 stores opened since the beginning of the second quarter of fiscal 2011 and our e-commerce operation. Comparable store sales increased 3.0%, or approximately $5.0 million. Our comparable store sales gains were driven by an increase in the average unit price of our footwear, which was partially offset by a decline in the number of footwear units sold. These sales increases were partially offset by a $2.0 million decline in sales from the nine stores closed since the beginning of the second quarter of fiscal 2011.

Gross Profit

Gross profit increased $6.0 million to $52.3 million in the second quarter of fiscal 2012. The gross profit margin increased to 28.7% from 27.8% as compared to the second quarter of fiscal 2011. The merchandise margin increased 0.7%. Included in our cost of sales for the second quarter of fiscal 2011 was a $435,000 write-down in value of our toning inventory. This charge, which lowered last year’s merchandise margin, accounts for approximately one-third of the increase in the merchandise margin on a year-over-year comparison. Buying, distribution and occupancy costs increased $1.5 million during the second quarter of fiscal 2012 as compared to the same period last year primarily as a result of the operation of additional store locations. However, ours sales gain enabled us to leverage these costs by 0.2%, as a percentage of sales. Included in buying, distribution and occupancy costs was a $346,000 increase in pre-opening distribution and occupancy costs for new stores, which was offset by a decline in store closing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million in the second quarter of fiscal 2012 to $47.6 million. Significant changes in expenses between the comparative periods included the following:

•	We incurred an additional $3.6 million of expense during the second quarter of fiscal 2012, as compared to the second quarter of last year, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that have closed since the beginning of the second quarter of fiscal 2011.

•	Incentive compensation, inclusive of stock-based compensation, increased $2.3 million in the second quarter of fiscal 2012 as compared to the second quarter of last year due to our improved financial performance. This increase included a cumulative catch-up of $789,000 in expense attributable to certain performance-based stock awards that management now deems are probable to vest prior to their March 2013 expiration. Should our actual earnings per diluted share for fiscal 2012 be less than the targeted earnings per diluted share for these awards, any previously recorded expense will be reversed. For further details on our stock-based compensation, see Note 5 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Pre-opening costs included in selling, general and administrative expenses were $764,000, or 0.4% as a percentage of sales, in the second quarter of fiscal 2012, as compared to $315,000, or 0.2% as a percentage of sales, in the second quarter of last year. We opened 11 stores during the second quarter of fiscal 2012 as compared to five stores in the second quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2012 was 38.3% as compared to 33.2% for the same period in fiscal 2011. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. Included in income tax expense for the second quarter of fiscal 2011 was a benefit related to the favorable resolution of certain tax positions that lowered our effective income tax rate.

Results of Operations for Six Month Period Ended July 28, 2012

Net Sales

Net sales increased $39.7 million to $404.8 million during the first six months of fiscal 2012, a 10.9% increase over net sales in the same period last year, as our customer has responded favorably to our athletic and seasonal product assortment. Sales generated by the 41 stores opened since the beginning of fiscal 2011 and our e-commerce operation have contributed $24.2 million of the net sales increase. Comparable store sales increased 5.4%, or approximately $19.3 million. Our comparable store sales gains were primarily driven by an increase in the average unit price of our footwear and, to a lesser extent, an increase in the number of footwear units sold. These sales increases were partially offset by a decline in sales of $4.0 million from the nine stores closed since the beginning of fiscal 2011.

Gross Profit

Gross profit increased $12.8 million to $120.9 million in the first six months of fiscal 2012. The gross profit margin for the first six months of fiscal 2012 increased to 29.9% from 29.6% in the comparable prior year period. The merchandise margin remained unchanged when compared to the first half of last year. Buying, distribution and occupancy costs increased $3.0 million during the first half of fiscal 2012 as compared to the same period last year primarily as a result of the operation of additional store locations. However, ours sales gain enabled us to leverage these costs by 0.3%, as a percentage of sales. Included in buying, distribution and occupancy costs was a $713,000 increase in pre-opening distribution and occupancy costs for new stores, which was partially offset by a $370,000 decline in store closing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.3 million in the first six months of fiscal 2012 to $98.2 million. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $7.3 million of expense during the first six months of fiscal 2012, as compared to the same period last year, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that have closed since the beginning of fiscal 2011.

•	Incentive compensation, inclusive of stock-based compensation, increased $2.3 million in first six months of fiscal 2012 as compared to the same period last year due to our improved financial performance. This increase included a cumulative catch-up of $789,000 in expense attributable to certain performance-based stock awards that management now deems are probable to vest prior to their March 2013 expiration. Should our actual earnings per diluted share for fiscal 2012 be less than the targeted earnings per diluted share for these awards, any previously recorded expense will be reversed. For further details on our stock-based compensation, see Note 5 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

•	We experienced a year-over-year increase in self-insured health care costs of $1.0 million in the first six months of fiscal 2012 as compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, and, consequently, this produces a risk of material variances between reporting periods.

In the first six months of fiscal 2012, pre-opening costs included in selling, general and administrative expenses were $1.9 million, or 0.5% as a percentage of sales, as compared to $729,000, or 0.2% as a percentage of sales, in the same period last year. We opened 24 stores during the first six months of fiscal 2012 as compared to nine stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first six months of fiscal 2012 was 38.5% as compared to 37.3% for the same period in fiscal 2011. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. Included in income tax expense for the first half of fiscal 2011 was a benefit related to the favorable resolution of certain tax positions that lowered our effective income tax rate. The annual effective income tax rate for fiscal 2012 is expected to be approximately 38.5%.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow — Operating Activities

Our net cash used in operating activities was $2.7 million in the first half of fiscal 2012 as compared to $3.1 million in the first half of fiscal 2011. These amounts reflect our income from operations adjusted for non-cash items and working capital changes.

Working capital increased to $254.8 million at July 28, 2012 from $224.0 million at July 30, 2011. This $30.8 million increase resulted primarily from an increase in inventory to support new stores and planned sales increases. The current ratio was 3.5 at the end of both periods.

Cash Flow — Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During the first six months of fiscal 2012, we expended $16.4 million for the purchase of property and equipment, of which $14.0 million was for construction of new stores, remodeling and relocations. During the first six months of fiscal 2011, we expended $12.2 million for the purchase of property and equipment, of which $9.5 million was for construction of new stores, remodeling and relocations. Approximately $1.2 million was used in developing our e-commerce platform. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow — Financing Activities

Our cash inflows from financing activities were primarily proceeds from the issuance of shares as a result of stock option exercises. Cash outflows for financing activities were primarily cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. During the first six months of fiscal 2012, net cash provided by financing activities was $1.2 million as compared to net cash used in financing activities of $900,000 during the first six months of fiscal 2011. The increase in cash provided by financing activities was primarily attributable to a reduction in share repurchase activity as compared to last year. During the first six months of fiscal 2011, a significant number of restricted stock awards vested and we withheld shares in connection with employee payroll taxes. No repurchases were made in either period under our current share repurchase authorization.

Capital Expenditures

Capital expenditures for fiscal 2012, including actual expenditures during the first six months, are expected to be between $23.0 million and $24.0 million. Approximately $11.7 million of our total capital expenditures are expected to be used for new store construction and $6.1 million will be used for store relocations and remodels. The remaining capital expenditures are expected to be incurred for various other store improvements, continued

investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. Lease incentives to be received from landlords during fiscal 2012, including actual amounts received during the first six months, are expected to be approximately $6.0 million to $7.0 million.

Store Openings and Closings

In fiscal 2012, we anticipate opening 31 new stores, as compared to 17 new store openings during fiscal 2011. During the first half of fiscal 2012, we opened 24 new stores, including stores in the Dallas/Fort Worth Metroplex and Puerto Rico, which are new major markets for us. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $4.4 million for fiscal 2012, or an average of $142,000 per store. We expended $1.8 million on pre-opening expenses during fiscal 2011, or an average of $108,000 per store. The increase in the average expenditures per new store is primarily the result of increases in pre-opening rent and advertising. The opening of new stores will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed five stores during the first six months of fiscal 2012 and have identified one additional store for closure in the fourth quarter this year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. Store closing costs totaled $140,000 during the first six months of fiscal 2012. We expect to incur an additional $10,000 in the second half of fiscal 2012.

Dividends

On June 14, 2012, our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders. The initial dividend of $0.05 per share was paid on July 16, 2012 to shareholders of record as of the close of business on July 2, 2012. Total dividends paid were approximately $1.0 million.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of July 28, 2012. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of July 28, 2012, there was $6.9 million in letters of credit outstanding and $43.1 million available to us under the credit facility. We had no outstanding interest bearing debt as of the end of, or during, either the first six months of fiscal 2012 or fiscal 2011.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. No shares had been repurchased under this program as of July 28, 2012.

Seasonality and Quarterly Results

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 3 — “Recently Issued Accounting Pronouncements” contained in the Notes to Condensed Consolidated Financial Statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2012 or fiscal 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 28, 2012, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II — OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs
April 29, 2012 to May 26, 2012	786	$19.82	0	$25,000,000
May 27, 2012 to June 30, 2012	0	$0.00	0	$25,000,000
July 1, 2012 to July 28, 2012	0	$0.00	0	$25,000,000
	786		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012.

ITEM 6.	EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002
3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/9/2010
10-L	2000 Stock Option and Incentive Plan of Registrant, as amended	8-K	10-L	6/15/2012
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

EXHIBITS — Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.
X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2012	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)