Form 10-Q
period 2012-10-27
SHOE CARNIVAL INC
filed 2012-12-06
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2012
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

Number of Shares of Common Stock, $.01 par value, outstanding at November 30, 2012 were 20,430,373.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	October 27, 2012	January 28, 2012	October 29, 2011

Assets
Current Assets:
Cash and cash equivalents	$67,134	$70,602	$52,997
Accounts receivable	3,174	2,621	3,029
Merchandise inventories	277,418	237,655	245,131
Deferred income taxes	3,261	2,496	2,830
Other	4,675	2,887	3,664
Total Current Assets	355,662	316,261	307,651
Property and equipment-net	76,907	69,232	67,899
Deferred income taxes	153	0	0
Other noncurrent assets	880	1,069	1,252
Total Assets	$433,602	$386,562	$376,802

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$66,326	$61,238	$54,088
Accrued and other liabilities	24,828	14,522	16,722
Total Current Liabilities	91,154	75,760	70,810
Deferred lease incentives	16,355	12,964	11,576
Accrued rent	7,100	6,029	5,759
Deferred income taxes	0	1,930	1,566
Deferred compensation	5,957	6,054	5,791
Other	402	141	892
Total Liabilities	120,968	102,878	96,394

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,465, 20,478 and 20,478 shares issued, respectively	205	205	205
Additional paid-in capital	66,576	67,574	68,438
Retained earnings	246,317	222,235	218,960
Treasury stock, at cost, 28, 391 and 446 shares, respectively	(464)	(6,330)	(7,195)
Total Shareholders' Equity	312,634	283,684	280,408
Total Liabilities and Shareholders' Equity	$433,602	$386,562	$376,802

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011

Net sales	$244,434	$215,472	$649,254	$580,594
Cost of sales (including buying, distribution and occupancy costs)	167,999	150,317	451,951	407,306
Gross profit	76,435	65,155	197,303	173,288
Selling, general and administrative expenses	55,875	48,276	154,074	136,160
Operating income	20,560	16,879	43,229	37,128
Interest income	(4)	(17)	(29)	(66)
Interest expense	69	68	203	200
Income before income taxes	20,495	16,828	43,055	36,994
Income tax expense	8,247	6,355	16,928	13,887
Net income	$12,248	$10,473	$26,127	$23,107

Net income per share:
Basic	$0.60	$0.52	$1.29	$1.16
Diluted	$0.60	$0.52	$1.28	$1.15

Weighted average shares:
Basic	19,951	19,597	19,922	19,471
Diluted	20,003	19,748	19,996	19,656

Cash dividends declared per share	$0.05	$0.00	$0.10	$0.00

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2012	20,478	(391)	$205	$67,574	$222,235	$(6,330)	$283,684
Stock option exercises		208		(1,355)		3,348	1,993
Dividends paid					(2,045)		(2,045)
Stock-based compensation income tax benefit				1,294			1,294
Employee stock purchase plan purchases		8		23		133	156
Restricted stock awards	(13)	229		(4,260)		4,260	0
Shares surrendered by employees to pay taxes on restricted stock		(1)				(16)	(16)
Purchase of common stock for treasury		(81)				(1,859)	(1,859)
Stock-based compensation expense				3,300			3,300
Net income					26,127		26,127
Balance at October 27, 2012	20,465	(28)	$205	$66,576	$246,317	$(464)	$312,634

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011

Cash Flows From Operating Activities
Net income	$26,127	$23,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,800	10,737
Stock-based compensation	3,557	2,413
Loss on retirement and impairment of assets	485	532
Deferred income taxes	(2,848)	2,342
Lease incentives	4,692	4,128
Other	(734)	(426)
Changes in operating assets and liabilities:
Accounts receivable	(552)	(1,379)
Merchandise inventories	(39,763)	(32,202)
Accounts payable and accrued liabilities	14,653	1,283
Other	760	(430)
Net cash provided by operating activities	18,177	10,105

Cash Flows From Investing Activities
Purchases of property and equipment	(20,844)	(17,794)
Proceeds from sale of property and equipment	0	5
Proceeds from note receivable	200	100
Net cash used in investing activities	(20,644)	(17,689)

Cash Flows From Financing Activities
Proceeds from issuance of stock	2,149	1,751
Dividends paid	(2,045)	0
Excess tax benefits from stock-based compensation	770	1,274
Purchase of common stock for treasury	(1,859)	0
Shares surrendered by employees to pay taxes on restricted stock	(16)	(2,637)
Net cash (used in) provided by financing activities	(1,001)	388
Net decrease in cash and cash equivalents	(3,468)	(7,196)
Cash and cash equivalents at beginning of period	70,602	60,193
Cash and Cash Equivalents at End of Period	$67,134	$52,997

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$202	$197
Cash paid during period for income taxes	$16,444	$9,937
Capital expenditures incurred but not yet paid	$1,941	$1,110

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but we believe that the disclosures provided are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 27, 2012			October 29, 2011
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$12,248			$10,473
Amount allocated to participating securities	(249)			(200)
Net income available for basic common shares and basic earnings per share	$11,999	19,951	$0.60	$10,273	19,597	$0.52

Diluted Earnings per Share:
Net income	$12,248			$10,473
Amount allocated to participating securities	(249)			(200)
Adjustment for dilutive potential common shares	1	52		0	151
Net income available for diluted common shares and diluted earnings per share	$12,000	20,003	$0.60	$10,273	19,748	$0.52

	Thirty-nine Weeks Ended
	October 27, 2012			October 29, 2011
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$26,127			$23,107
Amount allocated to participating securities	(491)			(508)
Net income available for basic common shares and basic earnings per share	$25,636	19,922	$1.29	$22,599	19,471	$1.16

Diluted Earnings per Share:
Net income	$26,127			$23,107
Amount allocated to participating securities	(491)			(508)
Adjustment for dilutive potential common shares	2	74		0	185
Net income available for diluted common shares and diluted earnings per share	$25,638	19,996	$1.28	$22,599	19,656	$1.15

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data;
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at October 27, 2012, January 28, 2012 and October 29, 2011. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 27, 2012:
Cash equivalents – money market fund	$5,257	$0	$0	$5,257

As of January 28, 2012:
Cash equivalents– money market fund	$25,231	$0	$0	$25,231

As of October 29, 2011:
Cash equivalents – money market fund	$25,218	$0	$0	$25,218

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

There were no impairments recorded during the thirteen weeks ended October 27, 2012. During the thirty-nine weeks ended October 27, 2012, long-lived assets held and used with a gross carrying amount of $1.2 million were written down to their fair value of $772,000, resulting in an impairment charge of $350,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000. During the thirteen weeks ended October 29, 2011, long-lived assets held and used with a gross carrying amount of $175,000 were written down to their fair value of $136,000, resulting in an impairment charge of $39,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis. During the thirty-nine weeks ended October 29, 2011, long-lived assets held and used with a gross carrying amount of $712,000 were written down to their fair value of $455,000, resulting in an impairment charge of $257,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000. During the fifty-two weeks ended January 28, 2012, long-lived assets held and used with a gross carrying amount of $966,000 were written down to their fair value of $628,000, resulting in an impairment charge of $338,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.

Note 5 - Stock-Based Compensation

On April 27, 2012, we completed a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts referenced below give effect to the stock split and have been adjusted retroactively for all periods presented.

Stock-based compensation includes stock options, stock appreciation rights, restricted stock grants and certain transactions under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for stock options, stock appreciation rights, and the employee stock purchase plan was $114,000 before the income tax benefit of $45,000 and $285,000 before the income tax benefit of $113,000 for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. For the thirteen and thirty-nine weeks ended October 29, 2011, stock-based compensation expense was $58,000 before the income tax benefit of $22,000 and $225,000 before the income tax benefit of $86,000, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 28, 2012	277,145	$17.31
Granted	329,154	19.39
Vested	(2,250)	17.66
Forfeited or expired	(113,015)	17.17
Non-vested at October 27, 2012	491,034	$18.73

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 was $19.39 and $17.08, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2012 and the first nine months of fiscal 2011 was $40,000 and $5.8 million, respectively. Of the 113,015 restricted stock awards that were forfeited or that expired during the first nine months of fiscal 2012, 22,539 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2006 that expired in the first quarter of fiscal 2012. An additional 77,500 shares of non-vested restricted stock were forfeited upon the retirement of our former President and Chief Executive Officer on October 27, 2012.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011
Stock-based compensation expense before the recognized income tax benefit	$555	$533	$3,273	$2,188
Income tax benefit	$220	$203	$1,298	$834

During the fourth quarter of fiscal 2011, stock-based compensation expense was reduced by $716,000 due to the reversal of cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration. However, based on our improved financial outlook, a cumulative catch-up of $789,000 in expense was recorded during the second quarter of fiscal 2012 as management deemed that these awards are probable to vest prior to their expiration. During the third quarter of fiscal 2012, a cumulative reduction in stock-based compensation expense of $835,000 was recorded as we increased our applied forfeiture rate on the non-vested performance-based awards due to the retirement of our former President and Chief Executive Officer.

As of October 27, 2012, approximately $5.6 million of unrecognized compensation expense remained related to both our performance-based and service-based non-vested stock awards. This expense is expected to be recognized over a weighted average period of approximately 1.8 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Note 6 - Dividends

On June 14, 2012, our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders.  The initial dividend of $0.05 per share was paid on July 16, 2012 to shareholders of record as of the close of business on July 2, 2012.  During the third quarter of fiscal 2012, our Board of Directors approved the payment of a $0.05 per share quarterly cash dividend, which was paid on October 22, 2012 to shareholders of record as of the close of business on October 8, 2012.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 352 store locations or online at shoecarnival.com. During fiscal 2012, we expanded our operations outside of the continental United States by opening four new stores in Puerto Rico. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,500 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores. Our e-commerce site also serves to introduce our concept to consumers that are new to Shoe Carnival both in existing and new markets.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of October 27, 2012 and October 29, 2011 totaled $277.4 million and $245.1 million, respectively. These amounts represented approximately 65% of total assets for both periods.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of October 27, 2012 and October 29, 2011 totaled $76.9 million and $67.9 million, respectively, representing approximately 18% of total assets for both periods. From our evaluations performed during the first nine months of fiscal 2012 and fiscal 2011, we recorded impairments of long-lived assets of $350,000 and $257,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our self-insurance reserves totaled approximately $2.7 million at the end of both October 27, 2012 and October 29, 2011. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%
July 28, 2012	337	11	2	346	92,000	3,761,000	3.0%
October 27, 2012	346	6	0	352	67,000	3,828,000	6.2%

Year-to-date 2012	327	30	5	352	274,000	3,828,000	5.7%

April 30, 2011	314	4	0	318	39,000	3,429,000	3.4%
July 30, 2011	318	5	2	321	55,000	3,484,000	-1.1%
October 29, 2011	321	7	1	327	70,000	3,554,000	2.8%

Year-to-date 2011	314	16	3	327	164,000	3,554,000	1.9%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	68.7	69.8	69.6	70.2
Gross profit	31.3	30.2	30.4	29.8
Selling, general and administrative expenses	22.9	22.4	23.7	23.4
Operating income	8.4	7.8	6.7	6.4
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	8.4	7.8	6.7	6.4
Income tax expense	3.4	2.9	2.7	2.4
Net income	5.0%	4.9%	4.0%	4.0%

Executive Summary for Third Quarter Ended October 27, 2012

•	Net sales increased $29.0 million to $244.4 million in the third quarter of fiscal 2012, a 13.4% increase over the third quarter of the prior year. Our comparable store sales increased 6.2%, driven by an increase in the average selling price of our footwear.

•	Our record quarterly earnings per diluted share of $0.60 represented a 15.4% increase over earnings per diluted share of $0.52 achieved in the third quarter of fiscal 2011.

•	We opened six stores during the third quarter this year as compared to seven stores during the third quarter of last year. Pre-opening expenses for the quarter were $830,000, a $475,000 increase over the third quarter of last year.

•	The effective income tax rate for the third quarter of fiscal 2012 was 40.2% as compared to 37.8% for the same period in fiscal 2011. The increase in the effective income tax rate between comparative periods was primarily due to the non-deductibility of compensation attributable to the retirement of our former President and Chief Executive Officer.

•	Inventories at the end of the third quarter increased $32.3 million as compared to the end of the third quarter of last year. Approximately one-half of this increase was attributable to our store growth and the addition of our e-commerce business. The remainder of the increase was primarily attributable to the higher average cost of footwear held in our inventory.

•	Our Board of Directors approved the payment of a $0.05 quarterly cash dividend, which was paid on October 22, 2012 to shareholders of record as of the close of business on October 8, 2012.

Results of Operations for the Third Quarter Ended October 27, 2012

Net Sales

Net sales increased $29.0 million to $244.4 million during the third quarter of fiscal 2012, a 13.4% increase over the prior year's third quarter net sales as our customer continued to respond favorably to our athletic and women’s casual product assortment. Of this increase in net sales, $18.9 million in sales were generated by the stores opened since the beginning of the third quarter of fiscal 2011 and our e-commerce operation. Comparable store sales increased 6.2%, or approximately $13.0 million. Our comparable store sales gains were driven by an increase in the average unit selling price of our footwear, which was partially offset by a decline in the number of footwear units sold. These sales increases were partially offset by a $2.9 million decline in sales from the seven stores closed since the beginning of the third quarter of fiscal 2011.

Gross Profit

Gross profit increased $11.3 million to $76.4 million in the third quarter of fiscal 2012. The gross profit margin increased to 31.3% from 30.2% as compared to the third quarter of fiscal 2011. The merchandise margin increased 0.6%, due in part to less clearance activity. Buying, distribution and occupancy costs increased $1.5 million during the third quarter of fiscal 2012 as compared to the same period last year primarily as a result of the operation of additional store locations. However, our sales gain enabled us to leverage these costs by 0.5%, as a percentage of sales. Included in buying, distribution and occupancy costs was a $130,000 increase in pre-opening distribution and occupancy costs for new stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.6 million in the third quarter of fiscal 2012 to $55.9 million. Significant changes in expenses between the comparative periods included the following:

•	We incurred an additional $5.1 million of expense during the third quarter of fiscal 2012, as compared to the third quarter of last year, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that have closed since the beginning of the third quarter of fiscal 2011.

•	Incentive compensation, inclusive of stock-based compensation, increased $1.8 million in the third quarter of fiscal 2012 as compared to the same period last year due to our improved financial performance.

•	In connection with his retirement, we paid a one-time retirement and severance payment of $1.4 million to our former President and Chief Executive Officer, which was included as incentive compensation in selling, general and administrative expenses for the third quarter of fiscal 2012. Also included were incentive compensation expense reductions for amounts previously accrued for him under our performance-based executive compensation plan and to reflect the forfeiture of his non-vested stock awards.

Pre-opening costs included in selling, general and administrative expenses were $523,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2012, as compared to $178,000, or 0.1% as a percentage of sales, in the third quarter of last year. We opened six stores during the third quarter of fiscal 2012 and seven stores in the third quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2012 was 40.2% as compared to 37.8% for the same period in fiscal 2011. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The increase in the effective income tax rate between comparative periods was primarily due to the non-deductibility of compensation attributable to the retirement of our former President and Chief Executive Officer.

Results of Operations for Nine Month Period Ended October 27, 2012

Net Sales

Net sales increased $68.7 million to $649.3 million during the first nine months of fiscal 2012, an 11.8% increase over net sales in the same period last year, as our customer has responded favorably to our athletic and casual product assortments. Sales generated by the 47 stores opened since the beginning of fiscal 2011 and our e-commerce operation have contributed $43.0 million of the net sales increase. Comparable store sales increased 5.7%, or approximately $32.2 million. Our comparable store sales gains were primarily driven by an increase in the average unit selling price of our footwear. These sales increases were partially offset by a decline in sales of $6.6 million from the nine stores closed since the beginning of fiscal 2011.

Gross Profit

Gross profit increased $24.0 million to $197.3 million in the first nine months of fiscal 2012. The gross profit margin for the first nine months of fiscal 2012 increased to 30.4% from 29.8% in the comparable prior year period. The merchandise margin increased 0.2% compared to the first nine months of last year. Buying, distribution and occupancy costs increased $4.5 million during the first nine months of fiscal 2012 as compared to the same period last year primarily as a result of the operation of additional store locations. However, ours sales gain enabled us to leverage these costs by 0.4%, as a percentage of sales. Included in buying, distribution and occupancy costs were pre-opening costs of $1.3 million as compared to $415,000 in same period last year. Partially offsetting the $843,000 increase in pre-opening distribution and occupancy costs for new stores was a $380,000 decline in store closing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.9 million in the first nine months of fiscal 2012 to $154.1 million. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $12.3 million of expense during the first nine months of fiscal 2012, as compared to the same period last year, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that have closed since the beginning of fiscal 2011.

•	Incentive compensation, inclusive of stock-based compensation, increased $4.1 million in first nine months of fiscal 2012 as compared to the same period last year due to our improved financial performance.

•	We experienced a year-over-year increase in self-insured health care costs of $1.5 million in the nine months of fiscal 2012 as compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, and, consequently, this produces a risk of material variances between reporting periods.

In the first nine months of fiscal 2012, pre-opening costs included in selling, general and administrative expenses were $2.4 million, or 0.4% as a percentage of sales, as compared to $907,000, or 0.2% as a percentage of sales, in the same period last year. We opened 30 stores during the first nine months of fiscal 2012 as compared to 16 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2012 was 39.3% as compared to 37.5% for the same period in fiscal 2011. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The increase in the effective income tax rate between comparative periods was primarily attributable to the non-deductibility of compensation attributable to the retirement of our former President and Chief Executive Officer.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $18.2 million in the first nine months of fiscal 2012 as compared to $10.1 million in the first nine months of fiscal 2011. These amounts reflect our income from operations adjusted for non-cash items and working capital changes.

Working capital increased to $264.5 million at October 27, 2012 from $236.8 million at October 29, 2011. This $27.7 million increase resulted primarily from an increase in inventory to support new stores and planned sales increases. The current ratio was 3.9 at October 27, 2012 and 4.3 at October 29, 2011.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During the first nine months of fiscal 2012, we expended $20.8 million for the purchase of property and equipment, of which $17.7 million was for construction of new stores, remodeling and relocations. During the first nine months of fiscal 2011, we expended $17.8 million for the purchase of property and equipment, of which $13.6 million was for construction of new stores, remodeling and relocations. Approximately $1.7 million was used in developing our e-commerce platform. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

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

During the first nine months of fiscal 2012, net cash used in financing activities was $1.0 million as compared to net cash provided by financing activities of $388,000 during the first nine months of fiscal 2011. The increase in cash used in financing activities was primarily attributable to the payment of dividends during the second and third quarters of fiscal 2012, partially offset by a reduction in share repurchases as compared to the prior year.

Capital Expenditures

Capital expenditures for fiscal 2012, including actual expenditures during the first nine months, are expected to be between $25.0 million and $26.0 million. Approximately $13.6 million of our total capital expenditures are expected to be used for new store construction and $7.6 million will be used for store relocations and remodels. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. Lease incentives to be received from landlords during fiscal 2012, including actual amounts received during the first nine months, are expected to be approximately $6.0 million.

Store Openings and Closings

In fiscal 2012, we will open a total of 31 new stores, including stores in the Dallas/Fort Worth Metroplex and Puerto Rico, which are new major markets for us. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $4.2 million for fiscal 2012, or an average of $135,000 per store. During fiscal 2011, we opened 17 new stores and expended $1.8 million on pre-opening expenses, or an average of $108,000 per store. The increase in the average expenditures per new store is primarily the result of increases in pre-opening rent, freight and advertising. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed five stores during the first nine months of fiscal 2012 and will close two additional stores in the fourth quarter this year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. Store closing costs totaled $140,000 during the first nine months of fiscal 2012. We expect to incur an additional $60,000 in the fourth quarter of fiscal 2012.

Dividends

On June 14, 2012, our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders.  The initial dividend of $0.05 per share was paid on July 16, 2012 to shareholders of record as of the close of business on July 2, 2012.  During the third quarter of fiscal 2012, our Board of Directors approved the payment of a $0.05 per share quarterly cash dividend to our shareholders, which was paid on October 22, 2012 to shareholders of record as of the close of business on October 8, 2012.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders' Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of October 27, 2012. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of October 27, 2012, there was $2.6 million in letters of credit outstanding and $47.4 million available to us under the credit facility. We had no outstanding interest bearing debt as of the end of, or during, either the first nine months of fiscal 2012 or fiscal 2011.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and will continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The total number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of October 27, 2012, 81,300 shares had been repurchased at an aggregate cost of $1.9 million. The amount that remained available under the repurchase authorization at October 27, 2012 was $23.1 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2012 or fiscal 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 27, 2012, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(1)	Programs

July 29, 2012 to August 25, 2012	0	$0.00	0	$25,000,000
August 26, 2012 to September 29, 2012	81,300	$22.87	81,300	$23,141,000
September 30, 2012 to October 27, 2012	0	$0.00	0	$23,141,000
	81,300		81,300

(1) On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012.

ITEM 6.   EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/9/2010

10.1	Separation and Release Agreement, dated October 17, 2012, by and between the Company and Mark L. Lemond	8-K	10.1	10/19/2012

10.2	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan, as amended	8-K	10.2	10/19/2012

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2012	SHOE CARNIVAL, INC. (Registrant)

By:	/s/ W. Kerry Jackson
W. Kerry Jackson
Senior Executive Vice President
Chief Operating and Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

