Form 10-K
period 2013-02-02
SHOE CARNIVAL INC
filed 2013-04-15
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 2, 2013
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

☐Yes                     ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐Yes                     ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes                     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes                     ☐No

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

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes                     ☒No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $318,661,438 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 9, 2013 was 20,471,910.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 13, 2013 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
February 2, 2013

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

ITEM 1.    BUSINESS

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 350 store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, highly promotional marketing efforts. On average, our stores are 10,900 square feet, generate approximately $2.5 million in annual sales and carry inventory of approximately 28,200 pairs of shoes per location. As of February 2, 2013, we operated 351 stores in 32 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,200 pairs of shoes in four general categories – men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. We engage our customers by presenting creative three dimensional branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominently displaying on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival, in both existing and new markets.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at any of our more than 350 store locations or online at shoecarnival.com. We also believe our highly promotional shopping environment contributes to a reputation of value pricing.

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

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and Puerto Rico and growing our e-commerce business. On February 2, 2013, we operated 351 stores located across 32 states. Our stores averaged approximately 10,900 square feet, ranging in size from 6,400 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base we expect the store to service. Our stores are typically located in open-air shopping centers. The sales area of most stores is approximately 85% of the gross store size.

	Historical Store Count
Fiscal Years	2012	2011	2010	2009	2008

Stores open at the beginning of the year	327	314	311	304	291

New store openings	31	17	10	16	24

Store closings	7	4	7	9	11

Stores open at the end of the year	351	327	314	311	304

Stores relocated	6	9	3	1	4
Percentage of store base remodeled	5%	8%	4%	1%	1%

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy. We believe our strong unleveraged financial position provides a solid platform for additional growth. For fiscal 2013, we expect to open between 30 to 35 new stores and close five to seven stores. The majority of our new store locations will serve to fill-in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. The balance of our new store openings will be in new smaller markets that we can fully penetrate with one or two stores.

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

E-commerce

To enhance our e-commerce site, which launched in the fall of fiscal 2011, we added a mobile version in the third quarter of fiscal 2012. By the end of fiscal 2012, traffic from mobile devices accounted for over 30% of our overall e-commerce site traffic. We believe our e-commerce site represents an additional long-term growth vehicle for Shoe Carnival and, along with our social media efforts, provides us with an opportunity to acquire national brand exposure by introducing Shoe Carnival to new customers and markets.

Merchandising and Pricing

Our merchandising strategy is designed to provide a large selection of value priced footwear for the entire family. Our stores carry an average of approximately 28,200 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Online, we offer a large selection of product in all categories with a depth of sizes and colors that may not be available in some of our smaller stores.

Our pricing strategy emphasizes value. By combining current season name brand product with promotional pricing, we feel that we create a better value for customers. Initial pricing decisions are guided by gross profit margin targets, which vary by merchandise category and depend on whether the item is name brand or private label merchandise. Our buying staff centrally manages markdowns.

The table below sets forth our percentage of sales by product category:

Fiscal Years	2012	2011	2010	2009	2008
Women’s	26%	26%	26%	26%	26%
Men’s	15	16	16	15	15
Children’s (1)	17	17	17	17	17
Athletics (2)	38	37	37	38	38
Accessories and miscellaneous items	4	4	4	4	4
	100%	100%	100%	100%	100%

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

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate, as well as advertise, to our core customers. For fiscal 2012, approximately 43% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. Easter, back-to-school and the Christmas holiday season are the three key seasonal selling periods, during which we advertise the most heavily. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible.

Promotions are a key element in our marketing efforts. By utilizing both planned and impromptu contests and games, store managers create an environment that encourages customer interaction with store personnel. For example, a customer is enticed to purchase additional merchandise by winning an on-the-spot discount. Online, we create a similar shopping experience by offering special promotions and limited time sales. Our promotions will continue our emphasis on fun and excitement in order to enhance our customers’ total shopping experience. We are also continuing to focus on enrollment in our Shoe Perks® customer loyalty program. Members in our ShoePerks® program spend an average of 35% more per transaction, and this program allows us to communicate directly with those customers.

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

Our distribution center is equipped with state-of-the-art processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. We utilize a third party fulfillment agent located in southwestern Ohio to provide comprehensive fulfillment services for our e-commerce site. They are supplied with merchandise from our distribution center on a weekly basis. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments to our stores and our fulfillment agent. Our shipments to Puerto Rico are loaded for containerized overseas shipment, with final delivery by a third party provider.  Our third party provider also maintains store replenishment inventory for us at their on-island facility.

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

We purchase merchandise from over 170 footwear vendors. In fiscal 2012, two suppliers, Nike USA, Inc. and Skechers USA, Inc., each accounted for 10% or more of our net sales and together accounted for over 37% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Employees

At February 2, 2013, we had approximately 5,000 employees, of which approximately 3,000 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

We attribute a large portion of our success in various areas of cost control to our inclusion of virtually all management level employees in incentive compensation plans. We contribute all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in Company-sponsored plans. Additionally, we sponsor retirement plans that are open to all employees who have met the minimum age and work hour requirements. All employees are eligible to receive discounts on purchases from our stores. We consider our relationship with our employees to be satisfactory.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Victoria Spenser®, Via Nova®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, 93 Octane®, Cabrizi®, Shoe Perks®, WHEN YOU WANT 2®, JUMP BACK IN®, STEP OUT OF BORING®, and Laces for Learning®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	78	Chairman of the Board and Director
Clifton E. Sifford	59	President, Chief Executive Officer, Chief Merchandising Officer and Director
W. Kerry Jackson	51	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	56	Executive Vice President - Store Operations
Carl N. Scibetta	54	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	46	Senior Vice President - Controller and Chief Accounting Officer

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

Mr. Sifford has been employed as President, Chief Executive Officer and Chief Merchandising Officer and has served as a Director since October 2012. From June 2001 to October 2012, Mr. Sifford served as Executive Vice President - General Merchandise Manager and from April 13, 1997 to June 2001, Mr. Sifford served as Senior Vice President - General Merchandise Manager. Prior to joining us, Mr. Sifford served as merchandise manager-shoes for Belk Store Services, Inc.

Mr. Jackson has been employed as Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer since October 2012. From August 2004 to October 2012, Mr. Jackson served as Executive Vice President - Chief Financial Officer and Treasurer. From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer. From September 1996 to June 2001, Mr. Jackson served as Vice President – Chief Financial Officer and Treasurer. From January 1993 to September 1996, Mr. Jackson served as Vice President - Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with us. Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

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

Mr. Scibetta has been employed as Executive Vice President - General Merchandise Manager since December 2012. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager-Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager-Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

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

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2013 Annual Meeting of Shareholders.)

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

Economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic, industry and weather conditions;

•	unemployment trends and salaries and wage rates;

•	energy costs, which affect gasoline and home heating prices;

•	the level of consumer debt;

•	consumer credit availability;

•	real estate values and foreclosure rates;

•	consumer confidence in future economic conditions;

•	interest rates;

•	tax rates and policies; and

•	war, terrorism, other hostilities and security concerns.

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

A failure to increase sales at our existing stores may adversely affect our stock price and impact our results of operations. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;

•	timing of holidays including sales tax holidays;

•	general regional and national economic conditions;

•	inclement weather;

•	consumer trends, such as less disposable income due to the impact of higher prices on consumer goods;

•	fashion trends;

•	changes in our merchandise mix;

•	our ability to efficiently distribute merchandise;

•	timing and type of, and customer response to, sales events, promotional activities or other advertising;

•	the effectiveness of our inventory management;

•	new merchandise introductions; and

•	our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2012, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 37% of our net sales. Nike USA, Inc. accounted for over 27% of our net sales and Skechers USA, Inc. accounted for approximately 10%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and agents and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, Brazil, Europe and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;

•	problems with oceanic shipping, including shipping container shortages and piracy;

•	economic crises and international disputes;

•	currency exchange rate fluctuations;

•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;

•	import duties, import quotas and other trade sanctions;

•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and

•	the impact of regulatory changes in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety and testing and environmental requirements.

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

The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•	our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;

•	the acceptance of the Shoe Carnival concept in new markets;

•	our ability to provide adequate distribution to support growth;

•	our ability to source sufficient levels of inventory to meet the needs of new stores;

•	particularly in new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective name recognition;

•	the availability of financing for capital expenditures and working capital requirements;

•	our ability to improve costs and timing associated with opening new stores; and

•	the impact of new stores on sales or profitability of existing stores in the same market.

Due to the risks involved, we may be unable to open new stores at the rates expected. If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. We launched our e-commerce business during the third quarter of 2011, selling shoes and related accessories through our website at www.shoecarnival.com. Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers and our third party fulfillment agent, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers and fulfillment agent, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations also involve other risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. There can be no assurance that our e-commerce operations will achieve growing sales and profitability.

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

In addition, our stores and our e-commerce site process debit and credit card transactions. We believe we have established appropriate controls to protect our customers’ personal confidential information gathered when a debit or credit card is utilized. However, in the event that such confidential information is misused or obtained by an unauthorized third party or we experience a similar cyber security incident, we could be subject to negative publicity and could be exposed to the risk of litigation that could adversely affect our business and reputation, could result in significant costs, fines, litigation or regulatory action against us and could otherwise have a material adverse effect on our financial condition or results of operations.

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit agreement to finance our growth strategy and meet our other liquidity needs. In fiscal 2013, capital expenditures are expected to range from $29 million to $30 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. In addition, our results could be adversely affected if we borrow funds and interest rates materially increase from present levels.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may result in impairment charges. Any such impairment charges, if significant, would adversely impact our financial position and results of operations.

Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our business. Our success depends to a large extent on the continued service of our executive management team. Our business would be adversely affected if we fail to adequately plan for the succession and retention of our executive management team. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and we have employment agreements with certain key executive officers, these plans and agreements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis. Furthermore, our strategy requires us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and we cannot assure you that we will be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

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

We also increase our inventory levels to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products, forcing us to sell these products at significantly discounted prices and adversely affecting our net sales margins and operating cash flow. Conversely, if weather conditions permit us to sell our seasonal product early in the season, this may reduce inventory levels needed to meet our customers’ needs later in that same season. Consequently, our results of operations are highly dependent on somewhat predictable weather conditions and our ability to react to changes in weather conditions. If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together own approximately 24.6% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

ITEM 1B. Unresolved staff comments

None.

ITEM 2.    PROPERTIES

We lease all existing stores and intend to lease all future stores. Approximately 99% of the leases for our existing stores provide for fixed minimum rentals and approximately 60% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state and Puerto Rico as of February 2, 2013:

State/Territory		State/Territory
Alabama	11	Montana	2
Arkansas	9	North Carolina	18
Arizona	4	North Dakota	2
Colorado	3	Nebraska	1
Florida	23	Ohio	19
Georgia	15	Oklahoma	7
Idaho	5	Pennsylvania	9
Iowa	7	Puerto Rico	4
Illinois	26	South Carolina	12
Indiana	22	South Dakota	2
Kansas	3	Tennessee	18
Kentucky	12	Texas	46
Louisiana	12	Utah	9
Michigan	5	Virginia	9
Missouri	21	Wisconsin	2
Mississippi	7	West Virginia	5
		Wyoming	1
		Total Stores	351

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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material effect on our financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993.

The quarterly intraday high and low trading prices, in addition to cash dividends, were as follows:

	High	Low	Dividends Paid

Fiscal 2012

First Quarter	$22.61	$16.40	$0.00
Second Quarter	23.58	19.05	0.05
Third Quarter	24.66	20.80	0.05
Fourth Quarter	23.83	18.80	1.05

Fiscal 2011

First Quarter	$19.65	$16.00	$0.00
Second Quarter	22.70	16.24	0.00
Third Quarter	21.83	14.00	0.00
Fourth Quarter	18.66	12.79	0.00

As of April 1, 2013, there were approximately 194 holders of record of our common stock.

No unregistered equity securities were sold by us during fiscal 2012.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. The stock split entitled each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, and was paid on April 27, 2012. Upon the completion of the stock split, our outstanding shares increased from approximately 13.6 million shares to approximately 20.4 million shares. All share and per share amounts in this Annual Report on Form 10-K give effect to the stock split and have been adjusted retroactively for all periods presented.

Cash Dividends

Our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders during the second quarter of fiscal 2012.  The initial dividend was followed by the approval and payment of two additional quarterly dividends during fiscal 2012, each in the amount of $0.05 per share of common stock.  Additionally, our Board of Directors approved the payment of a special cash dividend of $1.00 per share of common stock during December 2012.  In total during fiscal 2012, we returned $23.5 million in cash to our shareholders through our quarterly and special cash dividends.

On March 27, 2013, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2013.  The quarterly cash dividend of $0.06 per share will be paid on April 26, 2013 to shareholders of record as of the close of business on April 12, 2013.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year. The lenders under our credit agreement consented to the payment of the special cash dividend in December 2012, which was in excess of the amount of dividends otherwise permitted to be made under our credit agreement.

Issuer Purchases of Equity Securities

Throughout fiscal 2012, we issued treasury shares to employees for the exercise of stock options and for the issuance of restricted stock awards. We also repurchased 2,015 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us to cover the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2013. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of February 2, 2013, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs

October 28, 2012 to November 24, 2012	27,000	$20.62	27,000	$22,584,000
November 25, 2012 to December 29, 2012	111,300	$20.29	111,300	$20,325,000
December 30, 2012 to February 2, 2013 (1)	1,229	$20.55	0	$20,325,000
	139,529		138,300

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. On December 13, 2012, the Board of Directors extended the date of termination by an additional year to December 31, 2013.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2012	2011	2010	2009	2008
Income Statement Data:
Net Sales	$854,998	$762,534	$739,189	$682,422	$647,572
Cost of sales (including buying, distribution and occupancy costs)	597,521	537,681	517,650	488,816	473,244
Gross Profit	257,447	224,853	221,539	193,606	174,328
Selling, general and administrative expenses	208,983	182,716	179,154	168,476	165,953
Operating income	48,494	42,137	42,385	25,130	8,375
Interest income	(32)	(79)	(165)	(39)	(148)
Interest expense	273	266	258	174	153
Income before income taxes	48,253	41,950	42,292	24,995	8,370
Income tax expense	18,915	15,568	15,471	9,829	3,051
Net income	$29,338	$26,382	$26,821	$15,166	$5,319

Net income per share:
Basic	$1.44	$1.32	$1.41	$0.81	$0.29
Diluted	$1.43	$1.31	$1.37	$0.80	$0.28

Weighted average shares:
Basic	19,911	19,524	19,085	18,770	18,609
Diluted	19,972	19,694	19,587	18,990	18,738

Dividends declared per share	$1.15	$0.00	$0.00	$0.00	$0.00

Selected Operating Data:
Stores open at end of year	351	327	314	311	304
Square footage of store space at year end (000’s)	3,823	3,554	3,390	3,372	3,335
Average sales per store (000’s) (2)	$2,478	$2,390	$2,384	$2,219	$2,206
Average sales per square foot (2)	$227	$221	$221	$204	$198
Comparable store sales (2)(3)	4.5%	0.7%	8.2%	3.5%	(4.6)%
Balance Sheet Data:
Cash and cash equivalents	$45,756	$70,602	$60,193	$44,168	$24,817
Total assets	$407,196	$386,562	$345,145	$311,641	$293,074
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$292,368	$283,684	$254,343	$221,829	$204,636

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2012, 2011, 2010, 2009, and 2008 relate respectively to the fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, and January 31, 2009. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data for fiscal 2012 has been adjusted to a comparable 52-week period ended January 26, 2013.
(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales nor are our e-commerce sales. Our e-commerce sales were included in comparable sales starting with the fourth quarter of fiscal 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 350 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,200 pairs of shoes in four general categories - men’s, women’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival, in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2012, 2011 and 2010 relate respectively to the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. The stock split entitled each shareholder of record at the close of business on April 13, 2012 to receive one additional share of common stock for every two shares of common stock owned as of that date, and was paid on April 27, 2012. Upon the completion of the stock split, our outstanding shares increased from approximately 13.6 million shares to approximately 20.4 million shares. All share and per share amounts in this Annual Report on Form 10-K give effect to the stock split and have been adjusted retroactively for all periods presented.

Executive Summary

Fiscal 2012

We continued to execute on two strategic initiatives during fiscal 2012, which included capitalizing on the fashion driving consumer footwear demand and aggressively opening stores in new and existing markets.

Unseasonably warm weather patterns early in our first quarter of fiscal 2012 served as a catalyst for early sales of sandalized footwear and athletic shoes for all ages. Coupling this with the traditional period for our customer to receive their income tax refund proved instrumental in driving strong comparable store sales growth for February and provided momentum to drive athletic business throughout the first quarter. As we progressed through spring and into the back-to-school season, sales and earnings continued to be strong, with sales gains on a comparable store basis being driven by an increase in the average selling price of our footwear. Consumer demand began to temper early in the fourth quarter as our moderate-income customer was impacted by the rising economic uncertainties and unfavorable weather patterns for the purchase of seasonal footwear.

During fiscal 2012, we opened 31 new stores, including stores in the Dallas/Fort Worth Metroplex and Puerto Rico, which were new major markets for us. Pre-opening expenses, including distribution, occupancy and selling expenses, were $4.1 million for fiscal 2012, a $2.3 million increase over fiscal 2011 during which we opened 17 new stores.

Despite the challenges presented by the changes in consumer demand late in fiscal 2012 and a significant increase in new store openings, we were able to manage our inventories and control our costs such that operating income, as a percentage of sales, improved by 0.2% to 5.7% for fiscal 2012, as compared to the prior year. We achieved record earnings per diluted share of $1.43 in fiscal 2012, representing a 9.2% increase over earnings per diluted share of $1.31 achieved in fiscal 2011.

Fiscal 2012 was also a period of senior leadership transition for us. Mark Lemond retired at the end of October 2012 after serving as our President and Chief Executive Officer for the last 16 years. Cliff Sifford, who was then serving as our Executive Vice President – General Merchandise Manager, was appointed as President, Chief Executive Officer and Chief Merchandising Officer.

Additionally for fiscal 2012:

•	Net sales increased 12.1% over fiscal 2011 to $855.0 million. Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2012 (the 53rd week). Our sales for the 53rd week approximated $10.7 million. Comparable store sales, which were reported on a 52-week comparable sales basis, increased 4.5%.

•	Inventories at February 2, 2013 increased $34.6 million compared to the end of the prior year. Approximately one-half of this increase was attributable to our net store growth with the remaining increase primarily due to increases in the average cost of footwear.

•	During the first quarter of fiscal 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend on April 27, 2012. Upon the completion of the stock split, our outstanding shares increased from approximately 13.6 million shares to approximately 20.4 million shares.

•	Our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders during the second quarter of fiscal 2012. The initial dividend was followed by the approval and payment of two additional quarterly dividends during fiscal 2012, each in the amount of $0.05 per share. Additionally, our Board of Directors approved the payment of a special cash dividend of $1.00 per share during December 2012. In total during fiscal 2012, we returned $23.5 million to our shareholders through our quarterly and special cash dividends.

•	During fiscal 2012, we returned additional capital to our shareholders through the repurchase of approximately 220,000 shares of our common stock at an average price of $21.29, or an aggregate cost of $4.7 million.

Fiscal 2013

In fiscal 2013, we remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. We expect to open between 30 to 35 new stores and close five to seven stores. The majority of our new store locations will serve to fill in certain under-penetrated markets with additional stores, thereby increasing the performance of the overall market. The balance of our new store openings will be in new smaller markets that we can fully penetrate with one or two stores.

Our fiscal 2013 plans also call for continued reinvestment in our existing brick-and-mortar store base, focusing on in-store graphics, including signage updates to focal walls and end-caps. Dependent upon successful lease negotiations, we plan to remodel approximately 30 stores.

In the second half of fiscal 2013, we will begin testing the addition of certain women’s non-athletic better brands in approximately 20% of our stores. Our consumer research indicates that this customer is coming into our store and purchasing footwear for her husband and children, but purchasing this better product elsewhere. Our goal is to capture this customer by filling this product void.

We are also introducing a new television campaign in fiscal 2013, which is designed to better communicate to our customers, especially in new markets, what makes shopping at Shoe Carnival a unique and differentiated shopping experience. While this television campaign is expected to help us attract new customers, we believe it will also keep the attention of our existing customers.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of February 2, 2013 totaled $272.3 million, representing approximately 67% of total assets. Merchandise inventories as of January 28, 2012 totaled $237.7 million, representing approximately 62% of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of February 2, 2013 totaled $77.4 million, or 19% of total assets, and as of January 28, 2012 totaled $69.2 million, or 18% of total assets. Our evaluations performed during fiscal 2012 and fiscal 2011 resulted in non-cash impairment charges of $425,000 and $338,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 2, 2013 and January 28, 2012, our self-insurance reserves totaled $2.5 million and $2.4 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Income Taxes – As part of the process of preparing our consolidated financial statements we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate. Significant judgment is required in determining our annual tax expense and evaluating our tax positions. As a part of this process deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, deferred lease incentives and stock-based compensation. Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse.

We are also required to make many subjective assumptions and judgments regarding our income tax exposures and account for uncertain tax positions associated with our income tax filings. We must presume that taxing authorities will examine all uncertain tax positions and that they have full knowledge of all relevant information. However, interpretations of guidance surrounding income tax laws and regulations are often complex, ambiguous and frequently change over time and a number of years may elapse before a particular issue is resolved. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. Although we believe we have adequately provided for all uncertain tax positions, tax authorities could assess tax liabilities greater or less than our accrued positions for open tax periods.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	69.9	70.5	70.0
Gross profit	30.1	29.5	30.0
Selling, general and administrative expenses	24.4	24.0	24.3
Operating income	5.7	5.5	5.7
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	5.7	5.5	5.7
Income tax expense	2.3	2.0	2.1
Net income	3.4%	3.5%	3.6%

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Comparable store sales for the periods indicated below include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales nor are our e-commerce sales. Our e-commerce sales were included in comparable sales starting with the fourth quarter of fiscal 2012.

2012 Compared to 2011

Net Sales

Net sales increased $92.5 million to $855.0 million for fiscal 2012, a 12.1% increase over net sales for fiscal 2011. Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2012 (the 53rd week). Net sales of approximately $10.7 million were recorded for this extra week. Of our $92.5 million increase in net sales, the 48 stores opened since the beginning of fiscal 2011 and our e-commerce operation contributed $59.0 million. Sales increased within our comparable store base by approximately $42.5 million. Comparable store sales for the 52-week period ended January 26, 2013 increased 4.5%, driven by an increase in the average unit selling price of our footwear, which was partially offset by a decline in the number of footwear units sold. These sales increases were partially offset by a decline in sales of $9.1 million from the 11 stores closed since the beginning of fiscal 2011.

Gross Profit

Gross profit increased $32.6 million to $257.5 million in fiscal 2012. The gross profit margin in fiscal 2012 increased to 30.1% from 29.5% in the prior fiscal year. Our merchandise margin increased 0.4% while buying, distribution and occupancy costs, as a percentage of sales, decreased 0.2%. Buying, distribution and occupancy costs increased approximately $8.0 million during fiscal 2012 as compared to the prior fiscal year primarily as a result of the operation of additional store locations. However, our sales gain enabled us to leverage these costs by 0.2% as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.3 million in fiscal 2012 to $209.0 million. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $17.1 million of expense during fiscal 2012, as compared to the same period last year, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that have closed since the beginning of fiscal 2011.

•	Incentive compensation, inclusive of stock-based compensation, increased $5.2 million in fiscal 2012 as compared to the same period last year primarily due to our improved financial performance.

•	In connection with his retirement, we paid a one-time retirement and severance payment of $1.4 million to our former President and Chief Executive Officer in October 2012, which was included as incentive compensation in selling, general and administrative expenses. Also included were incentive compensation expense reductions of approximately $154,000 in fiscal 2012 to reflect the forfeiture of certain of his non-vested restricted stock awards.

•	We experienced a year-over-year increase in self-insured health care costs of $1.8 million in fiscal 2012 as compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, especially as it relates to the frequency of catastrophic claims. Consequently, we are subject to a risk of material variances between reporting periods.

In fiscal 2012, pre-opening costs included in selling, general and administrative expenses were $2.7 million, or 0.3% as a percentage of sales, as compared to $1.2 million, or 0.2% as a percentage of sales, for fiscal 2011. We opened 31 stores during fiscal 2012 as compared to 17 stores last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2012 was $646,000, or 0.1% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. In fiscal 2011 we incurred store closing costs and non-cash asset impairment charges of $554,000, or 0.1% as a percentage of sales. These costs related to the closing of four stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for fiscal 2012 was 39.2% as compared to 37.1% for fiscal 2011. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. Approximately 1.3% of the increase in our effective tax rate between comparative periods was due to the non-deductible portion of compensation attributable to the retirement of our former President and Chief Executive Officer. Our fiscal 2011 effective tax rate included benefits related to the favorable resolution of certain tax positions, which lowered the effective tax rate as compared to other historical periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million in fiscal 2011 to $182.7 million from $179.2 million in fiscal 2010; however, our sales gain enabled us to leverage these costs by 0.3% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $7.8 million of incremental expense during fiscal 2011, as compared to the prior year, to support our sales growth, expanded store base and e-commerce initiative. The increase in selling expenses was primarily due to increases in wages and advertising.

•	During fiscal 2010, we experienced a significant decrease in the average cost of health claims per participant as compared to recent historical periods. Our average claims per participant returned to a more normalized level in fiscal 2011 and, together with a small increase in covered employees, we experienced a year over year increase in self-insured health care costs of $1.7 million. Costs related to our self-insured health care programs are subject to a significant degree of volatility and will continue to carry the risk of material variances between reporting periods.

•	The increases in selling, general and administration expenses were partially offset by a $6.6 million reduction in incentive compensation for fiscal 2011 as compared to the prior year when record-breaking financial performance drove material increases in performance-based compensation.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2012	2011	2010

Net income plus depreciation and amortization	$45,293	$40,832	$40,556
Deferred income taxes	(3,347)	3,040	(1,403)
Lease incentives	7,189	5,903	2,974
Changes in operating assets and liabilities	(27,396)	(20,891)	(19,340)
Other operating activities	4,111	1,991	6,636
Net cash provided by operating activities	25,850	30,875	29,423
Net cash used in investing activities	(25,777)	(21,155)	(14,000)
Net cash (used in) provided by financing activities	(24,919)	689	602
Net (decrease) increase in cash and cash equivalents	$(24,846)	$10,409	$16,025

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $25.9 million in fiscal 2012 as compared to $30.9 million in fiscal 2011. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $246.0 million at February 2, 2013 from $240.5 million at January 28, 2012. This $5.5 million increase resulted primarily from a $34.6 million increase in inventory to support new stores and planned sales increases, partially offset by $23.5 million in cash dividends paid to our shareholders. The current ratio was 4.0 at February 2, 2013 and 4.2 at January 28, 2012.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2012, we expended $26.0 million for the purchase of property and equipment, of which $21.5 million was for construction of new stores, remodeling and relocations. During the fiscal 2011, we expended $21.3 million for the purchase of property and equipment, of which $15.9 million was for construction of new stores, remodeling and relocations and approximately $1.9 million was used in developing our e-commerce platform. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash inflows from financing activities were primarily proceeds from the issuance of shares as a result of stock option exercises. Cash outflows for financing activities were primarily share repurchases and, in fiscal 2012, cash dividend payments. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

During fiscal 2012, net cash used in financing activities was $24.9 million as compared to net cash provided by financing activities of $689,000 during fiscal 2011. The increase in cash used in financing activities was primarily attributable to the payment of $23.5 million in dividends during fiscal 2012, which included a $1.00 per share special cash dividend declared and paid in December 2012.

Store Openings and Closings – Fiscal 2012

In fiscal 2012, we opened 31 new stores, including stores in the Dallas/Fort Worth Metroplex and Puerto Rico, which were new major markets for us. On a per-store basis, the initial inventory investment for stores opened in the continental United States averaged $630,000, capital expenditures averaged $355,000 and lease incentives received from landlords averaged $170,000. On a per-store basis, the initial inventory investment for our new stores in Puerto Rico averaged $1.1 million, capital expenditures averaged $925,000 and lease incentive received from landlords averaged $305,000.

Pre-opening expenses, including rent, freight, advertising, salaries and supplies, totaled approximately $4.1 million for fiscal 2012, or an average of $133,000 per store. During fiscal 2011, we opened 17 new stores and expended $1.8 million on pre-opening expenses, or an average of $108,000 per store. The increase in the average expenditures per new store was primarily the result of increases in pre-opening freight, onsite training and support and advertising. We closed seven stores during fiscal 2012 and four stores during fiscal 2011.

Capital Expenditures – Fiscal 2013

Capital expenditures are expected to be $28 million to $29 million in fiscal 2013. Approximately $12.5 million of our total capital expenditures are expected to be used for new store construction, $2.5 million will be used for store relocations and $8.3 million will be used to remodel approximately 10% of our existing store base. Lease incentives to be received from landlords are expected to be approximately $8 million to $8.5 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2013

Our current store prototype for stores located in the continental United States uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital invested in these fiscal 2013 new stores is expected to average approximately $360,000 with landlord incentives averaging $140,000. The average initial inventory investment is expected to range from $425,000 to $575,000 depending on the size and sales expectation of the store and the timing of the new store opening. Our new stores opening in Puerto Rico in fiscal 2013 are expected to be slightly larger with an initial inventory investment of up to $1.0 million. Capital invested in our Puerto Rican stores is expected to average $870,000 with landlord incentives averaging $280,000. During fiscal 2013, we anticipate opening approximately 30 to 35 new stores and relocating seven store locations.

Pre-opening expenses, such as rent, freight, advertising, salaries and supplies, are expected to average approximately $124,000 per store in fiscal 2013. This represents a decrease of $9,000 over our average fiscal 2012 expenditure and is primarily the result of a decrease in the average expenditure on advertising.

During fiscal 2013, we expect to close between five and seven stores. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. During fiscal 2013, we expect to incur $170,000 in expense associated with these closings.

Dividends

Our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders during the second quarter of fiscal 2012.  The initial dividend was followed by the approval and payment of two additional quarterly dividends during fiscal 2012, each in the amount of $0.05 per share of common stock.  Additionally, our Board of Directors approved the payment of a special cash dividend of $1.00 per share of common stock during December 2012.  In total during fiscal 2012, we returned $23.5 million in cash to our shareholders through our quarterly and special cash dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year. The lenders under our credit agreement consented to the payment of the special cash dividend in December 2012, which was in excess of the amount of dividends otherwise permitted to be made under our credit agreement.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2013. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of February 2, 2013, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at February 2, 2013 was $20.3 million.

Contractual Obligations

Significant contractual obligations as of February 2, 2013 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2013	2014 & 2015	2016 & 2017	2018 and after
Letters of credit	$4,165	$4,165	$-	$-	$-
Operating leases	356,940	51,167	89,314	86,771	129,688
Purchase commitments	327,515	326,072	1,224	219	-
Unrecognized tax positions	69	-	-	-	69
Deferred compensation	7,250	857	10	-	6,383
Total contractual obligations	$695,939	$382,261	$90,548	$86,990	$136,140

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of February 2, 2013. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $4.2 million at February 2, 2013. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes. As of February 2, 2013, $45.8 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2018 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 5 – “Long-Term Debt”, Note 6 – “Leases”, Note 7 – “Income Taxes” and Note 8 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

We did not assign any store operating leases to separate third parties during fiscal 2012. We remain liable on two assignments of operating leases covering two former store locations. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for contingent lease obligations in our consolidated financial statements as of February 2, 2013. See Note 6 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion.

Except for operating leases entered into in the normal course of business, including leases for stores and equipment, we have not entered into any off-balance sheet arrangements during fiscal 2012 or fiscal 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2012 or fiscal 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 15, 2013

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands)

	February 2, 2013	January 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$45,756	$70,602
Accounts receivable	2,152	2,621
Merchandise inventories	272,282	237,655
Deferred income taxes	2,914	2,496
Other	4,918	2,887
Total Current Assets	328,022	316,261
Property and equipment – net	77,364	69,232
Deferred income taxes	999	0
Other noncurrent assets	811	1,069
Total Assets	$407,196	$386,562

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$65,026	$61,238
Accrued and other liabilities	16,995	14,522
Total Current Liabilities	82,021	75,760
Deferred lease incentives	18,426	12,964
Accrued rent	7,475	6,029
Deferred income taxes	0	1,930
Deferred compensation	6,412	6,054
Other	494	141
Total Liabilities	114,828	102,878

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,465 and 20,478 shares issued, respectively	205	205
Additional paid-in capital	66,533	67,574
Retained earnings	228,113	222,235
Treasury stock, at cost, 124 and 391 shares, respectively	(2,483)	(6,330)
Total Shareholders’ Equity	292,368	283,684
Total Liabilities and Shareholders’ Equity	$407,196	$386,562

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 2, 2013	January 28, 2012	January 29, 2011

Net sales	$854,998	$762,534	$739,189
Cost of sales (including buying, distribution and occupancy costs)	597,521	537,681	517,650

Gross profit	257,477	224,853	221,539
Selling, general and administrative expenses	208,983	182,716	179,154

Operating income	48,494	42,137	42,385
Interest income	(32)	(79)	(165)
Interest expense	273	266	258

Income before income taxes	48,253	41,950	42,292
Income tax expense	18,915	15,568	15,471

Net income	$29,338	$26,382	$26,821

Net income per share:
Basic	$1.44	$1.32	$1.41
Diluted	$1.43	$1.31	$1.37

Weighted average shares:
Basic	19,911	19,524	19,085
Diluted	19,972	19,694	19,587

Cash dividends declared per share	$1.15	$0.00	$0.00

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock			Additional Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2010	20,483	(932)	$205	$66,783	$169,032	$(14,191)	$221,829
Stock option exercises		75		(568)		1,146	578
Stock-based compensation income tax benefit				626			626
Employee stock purchase plan purchases		12		(30)		190	160
Restricted stock awards		199		(3,031)		3,031	0
Shares surrendered by employees to pay taxes on restricted stock		(39)				(656)	(656)
Stock-based compensation expense				4,985			4,985
Net income					26,821		26,821

Balance at January 29, 2011	20,483	(685)	205	68,765	195,853	(10,480)	254,343
Stock option exercises		243		(1,449)		3,913	2,464
Stock-based compensation income tax benefit				1,586			1,586
Employee stock purchase plan purchases		12		(12)		202	190
Restricted stock awards	(5)	212		(3,254)		3,254	0
Shares surrendered by employees to pay taxes on restricted stock		(173)				(3,219)	(3,219)
Stock-based compensation expense				1,938			1,938
Net income					26,382		26,382

Balance at January 28, 2012	20,478	(391)	205	67,574	222,235	(6,330)	283,684
Stock option exercises		233		(1,598)		3,817	2,219
Dividends paid ($1.15 per share)					(23,460)		(23,460)
Stock-based compensation income tax benefit				1,402			1,402
Employee stock purchase plan purchases		11		16		185	201
Restricted stock awards	(13)	244		(4,561)		4,561	0
Shares surrendered by employees to pay taxes on restricted stock		(2)				(41)	(41)
Purchase of common stock for treasury		(219)				(4,675)	(4,675)
Stock-based compensation expense				3,700			3,700
Net income					29,338		29,338
Balance at February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 2, 2013	January 28, 2012	January 29, 2011

Cash Flows From Operating Activities
Net income	$29,338	$26,382	$26,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,955	14,450	13,735
Stock-based compensation	4,049	2,135	5,468
Loss on retirement and impairment of assets	628	666	1,995
Deferred income taxes	(3,347)	3,040	(1,403)
Lease incentives	7,189	5,903	2,974
Other	(566)	(810)	(827)
Changes in operating assets and liabilities:
Accounts receivable	470	(971)	(804)
Merchandise inventories	(34,627)	(24,726)	(15,477)
Accounts payable and accrued liabilities	9,269	3,960	(2,669)
Other	(2,508)	846	(390)
Net cash provided by operating activities	25,850	30,875	29,423

Cash Flows From Investing Activities
Purchases of property and equipment	(25,977)	(21,260)	(14,412)
Proceeds from sale of property and equipment	0	5	312
Proceeds from note receivable	200	100	100
Net cash used in investing activities	(25,777)	(21,155)	(14,000)

Cash Flow From Financing Activities
Proceeds from issuance of stock	2,420	2,654	738
Dividends paid	(23,460)	0	0
Excess tax benefits from stock-based compensation	837	1,254	520
Purchase of common stock for treasury	(4,675)	0	0
Shares surrendered by employees to pay taxes on restricted stock	(41)	(3,219)	(656)
Net cash (used in) provided by financing activities	(24,919)	689	602
Net (decrease) increase in cash and cash equivalents	(24,846)	10,409	16,025
Cash and cash equivalents at beginning of year	70,602	60,193	44,168

Cash and Cash Equivalents at End of Year	$45,756	$70,602	$60,193

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$270	$264	$252
Cash paid during year for income taxes	$22,793	$10,930	$17,433
Capital expenditures incurred but not yet paid	$1,562	$2,825	$2,123

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our” or “us”). All intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through our retail stores in 32 states within the continental United States and in Puerto Rico. We also offer online shopping on our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2012, 2011, and 2010 relate respectively to the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $45.8 million at February 2, 2013 and $70.6 million at January 28, 2012. Credit and debit card receivables (which generally settle within three days) totaling $4.7 million and $4.5 million were included in cash equivalents at February 2, 2013 and January 28, 2012, respectively.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of February 2, 2013, all invested cash was held in a money market account. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments

Our financial assets as of February 2, 2013 and January 28, 2012 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of February 2, 2013 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for this period. See Note 3 – “Fair Value Measurements” for further discussion.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of $425,000, $338,000 and $1.7 million in fiscal years 2012, 2011 and 2010, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 2, 2013 and January 28, 2012, our self-insurance reserves totaled $2.5 million and $2.4 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $37.4 million, $33.5 million and $31.1 million in fiscal years 2012, 2011 and 2010, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Stock Split

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

All share and per share amounts in this Annual Report on Form 10-K give effect to the stock split and have been adjusted retroactively for all periods presented.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying condensed consolidated statements of income.

	Fiscal Year Ended
	February 2, 2013			January 28, 2012			January 29, 2011
	(In thousands except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$29,338			$26,382			$26,821
Amount allocated to participating securities	(698)			(554)			0
Net income available for basic common shares and basic earnings per share	$28,640	19,911	$1.44	$25,828	19,524	$1.32	$26,821	19,085	$1.41

Diluted Earnings per Share:
Net income	$29,338			$26,382			$26,821
Amount allocated to participating securities	(698)			(554)			0
Adjustment for dilutive potential common shares		61			170			502
Net income available for diluted common shares and diluted earnings per share	$28,640	19,972	$1.43	$25,828	19,694	$1.31	$26,821	19,587	$1.37

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. During periods of undistributed losses however, no effect is given to our participating securities since they do not share in the losses. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

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

The following table presents assets that are measured at fair value on a recurring basis at February 2, 2013 and January 28, 2012. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 2, 2013:
Cash equivalents – money market fund	$5,259	$0	$0	$5,259

As of January 28, 2012:
Cash equivalents– money market fund	$25,231	$0	$0	$25,231

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

During the fifty-three weeks ended February 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $425,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000. During the fifty-two weeks ended January 28, 2012, long-lived assets held and used with a gross carrying amount of $966,000 were written down to their fair value of $628,000, resulting in an impairment charge of $338,000, which was included in earnings for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $84,000.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	February 2, 2013	January 28, 2012

Furniture, fixtures and equipment	$124,511	$116,034
Leasehold improvements	75,796	68,246
Total	200,307	184,280
Less accumulated depreciation and amortization	(122,943)	(115,048)
Property and equipment – net	$77,364	$69,232

Note 5 – Long-Term Debt

On April 10, 2013 we amended our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiated certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement continues to contain covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and, (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of February 2, 2013. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of February 2, 2013, there were $4.2 million in letters of credit outstanding and $45.8 million available to us for borrowing under the Credit Agreement.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1% with the prime rate defined as the lesser of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” on commercial loans or (2) LIBOR plus 1.50% to 3.0%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.25% to 0.40% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. The Credit Agreement expires April 10, 2018.

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2024. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

We did not assign any store operating leases during fiscal 2012. We remain liable on two assignments of operating leases covering former store locations, which were assigned to third parties in prior years. The assignments require us to make payments under the lease agreements in certain events of default. The maximum potential amount of future payments (undiscounted) that we could be required to make under all assignments was approximately $133,000 at February 2, 2013. Both of the assignments remain in effect until the leases expire in fiscal year 2013. We believe that the likelihood of material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations in our consolidated financial statements as of February 2, 2013.

Rental expense for our operating leases consisted of:

(In thousands)	2012	2011	2010

Rentals for real property	$53,832	$49,328	$47,745
Contingent rent	189	156	136
Equipment rentals	110	113	133
Total	$54,131	$49,597	$48,014

Future minimum lease payments at February 2, 2013 were as follows:

(In thousands)	Operating Leases

2013	$51,167
2014	43,726
2015	45,588
2016	44,142
2017	42,629
Thereafter to 2024	129,688
Total	$356,940

Note 7 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2012	2011	2010

Current:
Federal	$19,581	$11,318	$15,514
State	2,601	1,210	1,360
Puerto Rico	79	0	0
Total current	22,261	12,528	16,874

Deferred:
Federal	(2,692)	2,918	(1,220)
State	(304)	122	(183)
Puerto Rico	(350)	0	0
Total deferred	(3,347)	3,040	(1,403)

Total provision	$18,915	$15,568	$15,471

We realized a tax benefit of $1.4 million, $1.6 million and $626,000 in fiscal years 2012, 2011 and 2010, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2012	2011	2010

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.8	2.1	1.6
Puerto Rico	(0.6)	0.0	0.0
Effective income tax rate	39.2%	37.1%	36.6%

We recorded $162,000, $328,000 and $222,000 in federal employment related tax credits in fiscal 2012, 2011 and 2010, respectively. Each of these credits reduced our effective tax rate in the respective years. For fiscal 2012, approximately 1.3% of the increase in our effective tax rate as compared to fiscal 2011 was due to the non-deductible portion of compensation attributable to the retirement of our former President and Chief Executive Officer. Additionally, in both fiscal 2011 and fiscal 2010, we recognized a decrease in our state and local income tax rate due to favorable settlements with certain taxing authorities.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 2, 2013	January 28, 2012
Deferred tax assets:
Accrued rent	$2,878	$2,301
Accrued compensation	5,191	2,849
Accrued employee benefits	479	1,092
Inventory	916	862
Self-insurance reserves	494	587
Lease incentives	7,438	4,941
Unrecognized tax benefits	0	39
State bonus depreciation add-back	0	426
Net operating loss carry forward	359	0
Other	337	367
Total deferred tax assets	18,092	13,464

Deferred tax liabilities:
Depreciation	12,801	12,058
Capitalized costs	1,017	840
Puerto Rico net operating loss carry forward impact to federal taxes	350	0
Other	11	0
Total deferred tax liabilities	14,179	12,898
Net deferred tax asset	3,913	566
Less current deferred income tax benefit	(2,914)	(2,496)
Long-term deferred income taxes	$999	$(1,930)

At the end of fiscal 2012 we estimated state net operating loss carry forwards of $294,000 which expire between fiscal 2013 and fiscal 2023 and net operating loss carry forwards of $350,000 for Puerto Rico which expire in fiscal 2019. As of February 2, 2013, we had no available state tax credits that could be carried forward.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our unrecognized tax liabilities, as discussed below, relate to tax years encompassing our fiscal years 1999 through 2012, the tax years that remain subject to examination by major tax jurisdictions as of February 2, 2013. A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2012	2011	2010

Beginning balance	$69	$693	$1,357
Increases – tax positions in prior period	0	0	0
Decreases – tax positions in prior period	0	(339)	(617)
Gross increases – current period tax positions	0	0	100
Decreases related to settlements with taxing authorities	0	(285)	(147)
Ending balance	$69	$69	$693

We have recorded $145,000 in unrecognized tax liabilities as of February 2, 2013 in Other liabilities on the Consolidated Balance Sheets. This liability is comprised of $69,000 related to unrecognized tax positions, $41,000 related to accrued interest and $35,000 related to accrued penalties. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income. If our uncertain tax positions become recognizable, the amount would affect our effective tax rate.

Note 8 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $611,000, $591,000, and $508,000 in fiscal years 2012, 2011, and 2010, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  The effective date of the plan for associate deferral and employer matching is April 1, 2013.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 11,000, 12,500 and 12,500 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $201,000, $190,000 and $160,000 for fiscal years 2012, 2011 and 2010, respectively. At February 2, 2013, there were 136,093 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2012	2011(1)	2010 (1)

Stock-based compensation expense before the recognized income tax benefit (2)	$36	$34	$28
Income tax benefit	$14	$13	$11

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $867,000, $432,000 and $879,000 for fiscal 2012, 2011 and 2010, respectively. The total deferred compensation liability at February 2, 2013 and January 28, 2012 was $7.2 million and $6.1 million, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

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

The 1993 Plan was approved by our Board of Directors and shareholders effective January 15, 1993, and amended at the 1997 annual meeting of shareholders. The 1993 Plan reserved 2,250,000 shares of common stock for stock option grants (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). On January 14, 2003, the 1993 Plan expired. Previously issued stock options could be exercised for up to ten years from their date of grant. During fiscal 2012 all remaining stock options were exercised.

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 37,500 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants have been made under this plan since fiscal 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At February 2, 2013, 16,500 shares of unissued common stock were reserved for possible future grants and there were 3,000 fully vested stock options outstanding under the Directors Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000.  On June 14, 2012, the 2000 Plan was amended to increase the number of shares reserved for issuance from 3,000,000 to 3,900,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  The 2000 Plan was also amended to revise the provision governing the payment of dividends on shares of restricted stock.  At February 2, 2013, there were 1.1 million shares of unissued common stock reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  Restricted stock awards issued to employees under the 2000 Plan are classified as either performance-based or service-based.  Performance-based restricted stock awards typically are granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  Service-based restricted stock awards typically are granted under one of three vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to date of grant; or (c) for our Directors, all restricted stock awards are issued to vest on January 2 of the year following the year of the grant.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2012	271,546	$9.48
Granted	0
Forfeited or expired	0
Exercised	(232,974)	9.53
Outstanding and exercisable at February 2, 2013	38,572	$9.21	3.59	$436

The following table summarizes information regarding options exercised:

(In thousands)	2012	2011	2010

Total intrinsic value (1)	$2,473	$1,624	$656
Total cash received	$2,219	$2,464	$578
Associated excess income tax benefits recorded	$465	$399	$220

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at February 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$7.63 – 10.73	38,572	3.59	$9.21	38,572	$9.21

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	2012	2011(1)	2010 (1)

Stock-based compensation expense before the recognized income tax benefit	$0	$22	$82
Income tax benefit	$0	$8	$31

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains. The total fair value at grant date of previously non-vested stock options that vested during fiscal years 2011 and 2010 was $46,000 and $87,000 respectively.

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 28, 2012	277,145	$17.31
Granted	344,354	19.51
Vested	(8,954)	17.88
Forfeited or expired	(113,265)	17.18
Restricted stock at February 2, 2013	499,280	$18.84

The total fair value at grant date of restricted stock awards that vested during fiscal 2012, 2011 and 2010 was $160,000, $6.5 million and $1.3 million, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2011 and fiscal 2010 was $17.08 and $14.43, respectively. Of the 113,265 restricted stock awards that were forfeited or that expired during the current fiscal year, 22,539 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2006 that expired in the first quarter of fiscal 2012. An additional 77,500 shares of non-vested restricted stock were forfeited upon the retirement of our former President and Chief Executive Officer on October 27, 2012.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2012	2011(1)	2010 (1)

Stock-based compensation expense before the recognized income tax benefit	$3,663	$1,882	$4,875
Income tax benefit	$1,436	$712	$1,851

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

The $1.9 million of expense recognized in fiscal 2011 was comprised of compensation expense of $2.6 million offset by income of $716,000. The income was attributable to the fourth quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting. These performance based awards represent the third tier of the of the restricted stock granted on March 13, 2007 which will expire unvested on March 31, 2013 as the performance measure was not achieved within the six-year period from the grant date.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

As of February 2, 2013, there was approximately $4.7 million of unrecognized compensation expense remaining related to both the performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Our outstanding Cash-Settled Stock Appreciation Rights (SARs) were granted to certain non-executive employees such that one-third of the shares underlying the SARs would vest annually. The SARs were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. SARs were granted during the first quarter of fiscal 2012 and issued with a defined maximum gain of $6.67 over the exercise price of $17.17. In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	0	$0.00
Granted	135,375	17.17
Forfeited	(11,625)	17.17
Exercised	0	0.00
Outstanding at February 2, 2013	123,750	$17.17	3.99

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense is recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $4.18 as of February 2, 2013.

The fair value was estimated using a trinomial lattice model with the following assumptions:

February 2, 2013
Risk free interest rate yield curve	0.02% - 0.88%
Expected dividend yield	1.0%
Expected volatility	57.16%
Maximum life	3.99 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2012, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2012	2011 (1)	2010 (1)

Stock-based compensation expense before the recognized income tax benefit	$349	$197	$483
Income tax benefit	$137	$74	$183

(1) Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of February 2, 2013, approximately $187,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

Note 10 – Business Risk

We purchase merchandise from over 170 footwear vendors. In fiscal 2012, two suppliers each accounted for 10% or more of our net sales and together accounted for over 37% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 11 – Litigation Matters

We are involved in various legal proceedings incidental to the conduct of our business. While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material effect on our consolidated balance sheets, statements of income, or cash flows.

Note 12 – Related Party Transactions

Our Chairman and principal shareholder and his son are members of LC Footwear, LLC. They also were shareholders of PL Footwear, Inc., which during December 2007 became a wholly owned subsidiary of LC Footwear, LLC. Historically, we have purchased name brand merchandise from LC Footwear, LLC, and PL Footwear, Inc. has served as an import agent for us. PL Footwear, Inc. represented us on a commission basis in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured. No purchases were made from LC Footwear, LLC in fiscal years 2012 or 2011. During fiscal 2010, purchases from LC Footwear, LLC were $50,000. Commissions paid to PL Footwear, Inc. were $726,000, $561,000 and $638,000 in fiscal years 2012, 2011 and 2010, respectively. During fiscal 2012, both companies ceased a significant portion of their operations, and as a result, we no longer anticipate purchasing merchandise from LC Footwear, LLC or utilizing PL Footwear, Inc. as an import agent.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2012 and 2011 include results for 13 weeks except for the fourth quarter of 2012, which includes results for 14 weeks.

(In thousands, except per share data)

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

Net sales	$222,613	$182,207	$244,434	$205,744
Gross profit	68,539	52,329	76,435	60,174
Operating income	17,977	4,692	20,560	5,265
Net income	11,020	2,859	12,248	3,211
Net income per share – Basic (2)	$0.54	$0.14	$0.60	$0.13
Net income per share – Diluted (2)	$0.54	$0.14	$0.60	$0.13

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

Net sales	$198,450	$166,672	$215,472	$181,940
Gross profit	61,760	46,373	65,155	51,565
Operating income	16,135	4,114	16,879	5,009
Net income	9,919	2,715	10,473	3,275
Net income per share – Basic (2)	$0.51	$0.14	$0.52	$0.16
Net income per share – Diluted (2)	$0.50	$0.14	$0.52	$0.16

(1)	The fourth quarter of fiscal 2012 included 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2011.
(2)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method. Additionally, during the fourth quarter of fiscal 2012 there was a $0.03 reduction in earnings per diluted share due to the application of the two-class method of computing earnings per share in connection with the $1.00 per share special cash dividend paid in December 2012.

Note 14 – Subsequent Events

On March 27, 2013, the Board of Directors approved the payment of a cash dividend to shareholders in the first quarter of fiscal 2013.  The quarterly cash dividend of $0.06 per share will be paid on April 26, 2013 to shareholders of record as of the close of business on April 12, 2013.

Future declarations of dividends are subject to approval of the Board of Directors and will depend on the Company's results of operations, financial condition, business conditions and other factors deemed relevant by the Board of Directors.

On April 10, 2013 we amended our Credit Agreement to extend the expiration date by five years and renegotiated certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. The details of the amended Credit Agreement are contained in Note 5 – “Long –Term Debt.”

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 29, 2011	$106	$80,337	$80,339	$104
Year ended January 28, 2012	$104	$83,816	$83,811	$109
Year ended February 2, 2013	$109	$94,379	$94,377	$111

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of
February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 2, 2013.

The Company’s internal control over financial reporting as of February 2, 2013 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
February 2, 2013, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2013 of the Company and our report dated April 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Indianapolis, Indiana

April 15, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 2, 2013 and January 28, 2012

Consolidated Statements of Income for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

Consolidated Statements of Cash Flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

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

Shoe Carnival, Inc.

Date: April 15, 2013	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 15, 2013
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer, Chief	April 15, 2013
Clifton E. Sifford	Merchandising Officer and Director (Principal
Executive Officer)

/s/ James A. Aschleman	Director	April 15, 2013
James A. Aschleman

/s/ Kent A. Kleeberger	Director	April 15, 2013
Kent A. Kleeberger

/s/ Gerald W. Schoor	Director	April 15, 2013
Gerald W. Schoor

/s/ Joseph W. Wood	Director	April 15, 2013
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 15, 2013
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Senior Vice President – Controller and Chief	April 15, 2013
Kathy A. Yearwood	Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/09/2010

4-A	Credit Agreement, dated as of January 20, 2010, among Shoe Carnival, Inc., the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010

4-B	Amendment to Credit Agreement dated April 10, 2013, between Registrant and the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent				X

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011

10-C*	Form of Award Agreement for restricted stock granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-D	Lease, dated as of June 22, 2006, by and between the Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-E*	1993 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10-E	9/15/1997

10-F*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-G*	Summary Compensation Sheet				X

10-H	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-I*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-J*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-K*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

10-L*	2000 Stock Option and Incentive Plan of Registrant, as amended	8-K	10-L	6/15/2012

10-M*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10.1	12/17/2008

INDEX TO EXHIBITS - Continued

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-N*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008

10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008

10-P*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-Q*	Shoe Carnival, Inc. Deferred Compensation Plan	8-K	10.1	10/14/2008

10-R*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011

10-S*	Separation and Release Agreement, dated October 17, 2012, by and between the Company and Mark L. Lemond	8-K	10.1	10/19/2012

10-T*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan, as amended	8-K	10.2	10/19/2012

10-U*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta				X

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

