Form 10-Q
period 2013-05-04
SHOE CARNIVAL INC
filed 2013-06-13
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2013

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

Number of Shares of Common Stock, $.01 par value, outstanding at June 4, 2013 were 20,469,975.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	May 4, 2013	February 2, 2013	April 28, 2012

Assets
Current Assets:
Cash and cash equivalents	$34,122	$45,756	$92,291
Accounts receivable	2,525	2,152	4,197
Merchandise inventories	276,358	272,282	243,260
Deferred income taxes	2,959	2,914	2,562
Other	10,012	4,918	4,044
Total Current Assets	325,976	328,022	346,354
Property and equipment - net	80,154	77,364	72,168
Deferred income taxes	1,353	999	0
Other noncurrent assets	855	811	1,005
Total Assets	$408,338	$407,196	$419,527

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$53,037	$65,026	$68,654
Accrued and other liabilities	20,133	16,995	23,778
Total Current Liabilities	73,170	82,021	92,432
Deferred lease incentives	18,793	18,426	15,301
Accrued rent	7,881	7,475	6,415
Deferred income taxes	0	0	1,381
Deferred compensation	7,101	6,412	6,575
Other	485	494	212
Total Liabilities	107,430	114,828	122,316

Shareholders' Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,467, 20,465 and 20,478 shares issued, respectively	205	205	205
Additional paid-in capital	64,299	66,533	64,575
Retained earnings	236,404	228,113	233,255
Treasury stock, at cost, 0, 124 and 73 shares, respectively	0	(2,483)	(824)
Total Shareholders' Equity	300,908	292,368	297,211
Total Liabilities and Shareholders' Equity	$408,338	$407,196	$419,527

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012

Net sales	$232,287	$222,613
Cost of sales (including buying, distribution and occupancy costs)	163,674	154,074

Gross profit	68,613	68,539
Selling, general and administrative expenses	53,367	50,562

Operating income	15,246	17,977
Interest income	(2)	(16)
Interest expense	50	68

Income before income taxes	15,198	17,925
Income tax expense	5,679	6,905

Net income	$9,519	$11,020

Net income per share:
Basic	$0.47	$0.54
Diluted	$0.47	$0.54

Weighted average shares:
Basic	19,877	19,880
Diluted	19,897	19,971

Cash dividends declared per share	$0.06	$0.00

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368
Stock option exercises	1	1		(2)		15	13
Dividends declared ($0.06 per share)					(1,228)		(1,228)
Stock-based compensation income tax benefit				144			144
Employee stock purchase plan purchases		3		2		51	53
Restricted stock awards	1	164		(3,318)		3,318	0
Shares surrendered by employees to pay taxes on restricted stock		(44)				(901)	(901)
Stock-based compensation expense				940			940
Net income					9,519		9,519
Balance at May 4, 2013	20,467	0	$205	$64,299	$236,404	$0	$300,908

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012

Cash Flows From Operating Activities
Net income	$9,519	$11,020
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,118	3,831
Stock-based compensation	957	692
Loss on retirement and impairment of assets	160	13
Deferred income taxes	(399)	(614)
Lease incentives	734	2,660
Other	407	396
Changes in operating assets and liabilities:
Accounts receivable	(373)	(1,576)
Merchandise inventories	(4,076)	(5,605)
Accounts payable and accrued liabilities	(13,718)	12,932
Other	(118)	4,955
Net cash (used in) provided by operating activities	(2,789)	28,704

Cash Flows From Investing Activities Purchases of property and equipment	(6,935)	(8,545)
Net cash used in investing activities	(6,935)	(8,545)

Cash Flows From Financing Activities
Proceeds from issuance of stock	66	1,097
Dividends paid	(1,216)	0
Excess tax benefits from stock-based compensation	141	433
Shares surrendered by employees to pay taxes on restricted stock	(901)	0
Net cash (used in) provided by financing activities	(1,910)	1,530
Net (decrease) increase in cash and cash equivalents	(11,634)	21,689
Cash and cash equivalents at beginning of period	45,756	70,602
Cash and Cash Equivalents at End of Period	$34,122	$92,291

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$54	$69
Cash paid during period for income taxes	$77	$1,036
Capital expenditures incurred but not yet paid	$1,694	$1,059

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 4, 2013			April 28, 2012
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$9,519			$11,020
Amount allocated to participating securities	(188)			(198)
Net income available for basic common shares and basic earnings per share	$9,331	19,877	$0.47	$10,822	19,880	$0.54

Diluted Earnings per Share:
Net income	$9,519			$11,020
Amount allocated to participating securities	(188)			(198)
Adjustment for dilutive potential common shares	0	20		0	91
Net income available for diluted common shares and diluted earnings per share	$9,331	19,897	$0.47	$10,822	19,971	$0.54

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. During periods of undistributed losses, however, no effect is given to our participating securities since they do not share in the losses. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

Note 3 - Fair Value Measurements

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

The following table presents assets that are measured at fair value on a recurring basis at May 4, 2013, February 2, 2013 and April 28, 2012. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 4, 2013:
Cash equivalents – money market account	$5,261	$0	$0	$5,261

As of February 2, 2013:
Cash equivalents– money market account	$5,259	$0	$0	$5,259

As of April 28, 2012:
Cash equivalents – money market account	$20,243	$0	$0	$20,243

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

During the thirteen weeks ended May 4, 2013, long-lived assets held and used with a gross carrying amount of $779,000 were written down to their fair value of $667,000, resulting in an impairment charge of $112,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis. There were no impairments of long-lived assets recorded during the thirteen weeks ended April 28, 2012. During the fifty-three weeks ended February 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $425,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000.

Note 4 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for stock options and the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $12,000 before the income tax benefit of $5,000 for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2013	499,280	$18.84
Granted	205,000	20.54
Vested	(131,500)	17.67
Forfeited or expired	(39,155)	19.34
Restricted stock at May 4, 2013	533,625	$19.75

The weighted-average grant date fair value of stock awards granted during the thirteen-week periods ended May 4, 2013 and April 28, 2012 was $20.54 and $17.69, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2013 was $2.3 million. No awards vested during the first quarter of fiscal 2012. Of the 39,155 shares of restricted stock that were forfeited or that expired in the first quarter of fiscal 2013, 33,905 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2007.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012(1)
Stock-based compensation expense before the recognized income tax benefit	$931	$610
Income tax benefit	$348	$234

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of May 4, 2013, approximately $7.8 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.2 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2013	123,750	$17.17
Granted	0	0.00
Forfeited	(750)	17.17
Exercised	(11,074)	17.17
Outstanding at May 4, 2013	111,926	$17.17	3.74

Exercisable at May 4, 2013	29,926	$17.17	3.74

In accordance with current authoritative guidance, our cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $3.78 as of May 4, 2013.

The fair value was estimated using a trinomial lattice model with the following assumptions:

May 4, 2013
Risk free interest rate yield curve	0.02% - 0.73%
Expected dividend yield	1.0%
Expected volatility	56.09%
Maximum life	3.74 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2012, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012(1)
Stock-based compensation expense before the recognized income tax benefit	$17	$69
Income tax benefit	$6	$27

(1) Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of May 4, 2013, approximately $158,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Effect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States and Puerto Rico in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; and the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 360 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal year 2012 consisted of the 53 weeks ended February 2, 2013, while fiscal year 2013 consists of 52 weeks.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of May 4, 2013 and April 28, 2012 totaled $276.4 million and $243.3 million, respectively, representing approximately 68% and 58% of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of May 4, 2013 and April 28, 2012 totaled $80.2 million and $72.2 million, respectively, representing approximately 20% and 17% of total assets. From our evaluations performed during the first quarter of fiscal 2013, we recorded impairments of long-lived assets of $112,000. No impairments of long-lived assets were recorded during the first quarter of fiscal 2012. If actual operating results or market conditions differ from those anticipated, the carrying value of certain assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of May 4, 2013 and April 28, 2012, our self-insurance reserves totaled $2.7 million and $3.1 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%

April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We began including our e-commerce sales in comparable sales starting with the fourth quarter of fiscal 2012.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal year 2012 consisted of the 53 weeks ended February 2, 2013, while fiscal year 2013 consists of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2013 is shifted one week later compared to fiscal 2012. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported comparable store sales results for the first quarter of fiscal 2013 in this Quarterly Report on Form 10-Q and in our other public disclosures compare the 13-week period ended May 4, 2013 to the 13-week period ended May 5, 2012. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.5	69.2
Gross profit	29.5	30.8
Selling, general and administrative expenses	22.9	22.7
Operating income	6.6	8.1
Interest (income) expense, net	0.0	0.0
Income before income taxes	6.6	8.1
Income tax expense	2.5	3.1
Net income	4.1%	5.0%

Executive Summary for First Quarter Ended May 4, 2013

The first quarter of fiscal 2013 was challenging as we experienced colder, wetter weather through March compared to the same period in fiscal 2012. However, our sales trend improved significantly in April with the arrival of warm weather, which helped us mitigate our comparable store sales decline for the quarter to less than one percent.

First quarter fiscal 2013 financial highlights were as follows:

•	Net sales rose 4.3 percent to $232.3 million, driven by a net increase of 27 stores over the first quarter last year.

•	Comparable store sales decreased 0.8 percent.

•	Inventories at May 4, 2013 increased $33.1 million compared to the end of the first quarter last year. Approximately one-half of this increase was attributable to our net store growth, with the remaining increase primarily due to higher levels of seasonal and athletic product.

•	We opened 13 new stores in the first quarter of both fiscal years. Pre-opening expenses were $1.0 million in the first quarter of fiscal 2013, a $600,000 decrease over the first quarter of last year. These expenses, which are included in cost of sales and selling, general and administrative expenses, decreased primarily as a result of lower average advertising expense.

Results of Operations for the First Quarter Ended May 4, 2013

Net Sales

Net sales increased $9.7 million to $232.3 million during the first quarter of fiscal 2013, a 4.3% increase over the prior year's first quarter net sales of $222.6 million. Of this increase, $14.4 million was attributable to the sales generated by the 44 new stores we opened since the beginning of fiscal 2012. This increase was partially offset by a 0.8% decline in comparable store sales along with a decline in sales of $1.8 million from the seven stores closed since the beginning of fiscal 2012.

During the first quarter of fiscal 2012, we enjoyed the results of an early spring season across our entire chain and reported a comparable store sales increase in the mid-single digits resulting primarily from an increase in the number of footwear units sold. During the first quarter of fiscal 2013, we experienced colder than normal weather patterns, which resulted in comparatively slower sales of our spring sandal and athletic footwear.

Gross Profit

Gross profit for the comparative periods remained unchanged at $68.6 million. The gross profit margin for the first quarter of fiscal 2013 decreased to 29.5% from 30.8% in the first quarter of fiscal 2012. The merchandise margin decreased 0.9%, primarily as the result of comparatively slower sales of our higher margin spring sandal and athletic footwear. Buying, distribution and occupancy costs increased $1.8 million, or 0.4% as a percentage of sales, during the first quarter of fiscal 2013 as compared to the same period last year primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.8 million in the first quarter of fiscal 2013 to $53.4 million, or 22.9% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $4.0 million of expense during the first quarter of fiscal 2013, as compared to the first quarter last year, to support our expanded store base and e-commerce initiative. The increase in selling expenses was primarily due to increases in compensation and advertising expense.

•	Incentive compensation, inclusive of stock-based compensation, decreased $962,000 in the first quarter of fiscal 2013 as compared to the same period last year when our financial performance drove material increases in performance-based compensation.

•	We experienced a decrease in self-insured health care costs of $764,000 in the first quarter of fiscal 2013 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, especially with respect to the frequency of catastrophic claims. Consequently, we are subject to a risk of material variances between reporting periods.

Pre-opening costs included in selling, general and administrative expenses were $717,000, or 0.3% as a percentage of sales, in the first quarter of fiscal 2013, as compared to $1.2 million, or 0.5% as a percentage of sales, in the first quarter last year. We opened 13 stores in the first quarter of both fiscal years. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. The decrease in expenditures between the comparative periods was primarily attributable to a decrease in advertising expense, as during the first quarter of fiscal 2012, we opened six of our 13 locations in Dallas, Texas, which represented a new major market for us.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2013 was 37.4% as compared to 38.5% for the same time period in fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between comparative periods was primarily due to certain discrete quarterly decreases in income tax expense recorded during the first quarter of fiscal 2013.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash used by operating activities was $2.8 million in the first three months of fiscal 2013 as compared to net cash provided by operating activities of $28.7 million in the first three months of fiscal 2012. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The decrease in operating cash flow, when comparing the two periods of each year, was primarily driven by a decrease in accounts payable and accrued liabilities. The Easter holiday, which represents one of our three peak selling seasons, fell earlier in fiscal 2013, thus requiring us to receive and pay for merchandise earlier as compared to the same period last year.

Working capital decreased to $252.8 million at May 4, 2013 from $253.9 million at April 28, 2012. The current ratio was 4.5 at May 4, 2013 and 3.8 at April 28, 2012.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During the first quarter of fiscal 2013, we expended $6.9 million for the purchase of property and equipment, of which $6.0 million was for new stores, remodeling and relocations. During the first quarter of fiscal 2012, we expended $8.5 million for the purchase of property and equipment, of which $6.9 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

During the first three months of fiscal 2013, net cash used in financing activities was $1.9 million as compared to net cash provided by financing activities of $1.5 million during the first quarter of fiscal 2012. The increase in cash used in financing activities was primarily attributable to the payment of $1.2 million in dividends during fiscal 2013, in addition to $901,000 of our common stock delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

Capital Expenditures

Capital expenditures for fiscal 2013, including actual expenditures during the first quarter, are expected to be between $31 million and $32 million. Approximately $13.0 million of our total capital expenditures are expected to be used for new stores and $12.9 million will be used for store relocations and remodels. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. Lease incentives to be received from landlords during fiscal 2013, including actual amounts received during the first three months, are expected to be approximately $9 million.

Store Openings and Closings

In fiscal 2013, we anticipate opening 33 new stores. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $3.8 million for fiscal 2013, or an average of $115,000 per store. During fiscal 2012, we opened 31 new stores and expended $4.1 million on pre-opening expenses, or an average of $133,000 per store. The decrease in the expected average expenditures per new store is primarily the result of decreases in advertising and training. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing five stores during fiscal 2013. No stores were closed during the first quarter of fiscal 2013. During the first quarter of fiscal 2012, we closed three stores. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. During fiscal 2013, including actual expenditures during the first quarter, we expect to incur $170,000 in expense associated with these closings.

Dividends

On March 27, 2013, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The dividend of $0.06 per share was paid on April 26, 2013 to shareholders of record as of the close of business on April 12, 2013.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of May 4, 2013. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $3.1 million at May 4, 2013. As of May 4, 2013, $46.9 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2013. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of May 4, 2013, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at May 4, 2013 was $20.3 million.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2013 or fiscal 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 4, 2013, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs

February 3, 2013 to March 2, 2013	0	$0.00	0	$20,325,000
March 3, 2013 to April 6, 2013 (1)	44,118	$20.44	0	$20,325,000
April 7, 2013 to May 4, 2013	0	$0.00	0	$20,325,000
	44,118		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. On December 13, 2012, the Board of Directors extended the date of termination by an additional year to December 31, 2013.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	10-K	3-A	4/25/2002

3-B	By-laws of Registrant, as amended to date	10-Q	3-B	12/9/2010

4-B	Amendment to Credit Agreement dated April 10, 2013, between Registrant and the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013

EXHIBITS - Continued

Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan, as amended				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2013	SHOE CARNIVAL, INC. (Registrant)

	By:	/s/ W. Kerry Jackson
W. Kerry Jackson
Senior Executive Vice President
Chief Operating and Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

