Form 10-Q
period 2013-08-03
SHOE CARNIVAL INC
filed 2013-09-12
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2013

or

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

Number of Shares of Common Stock, $.01 par value, outstanding at September 4, 2013 were 20,490,426.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	August 3, 2013	February 2, 2013	July 28, 2012

Assets
Current Assets:
Cash and cash equivalents	$37,790	$45,756	$52,895
Accounts receivable	2,459	2,152	1,679
Merchandise inventories	321,059	272,282	294,387
Deferred income taxes	2,498	2,914	2,981
Other	6,655	4,918	5,567
Total Current Assets	370,461	328,022	357,509
Property and equipment-net	84,765	77,364	75,670
Deferred income taxes	1,866	999	0
Other noncurrent assets	582	811	859
Total Assets	$457,674	$407,196	$434,038

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$94,733	$65,026	$86,254
Accrued and other liabilities	19,988	16,995	16,424
Total Current Liabilities	114,721	82,021	102,678
Deferred lease incentives	20,119	18,426	15,280
Accrued rent	8,393	7,475	6,858
Deferred income taxes	0	0	284
Deferred compensation	7,496	6,412	6,718
Other	482	494	292
Total Liabilities	151,211	114,828	132,110

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,490, 20,465 and 20,471 shares issued, respectively	205	205	205
Additional paid-in capital	65,245	66,533	66,716
Retained earnings	241,013	228,113	235,091
Treasury stock, at cost, 0, 124 and 7 shares, respectively	0	(2,483)	(84)
Total Shareholders’ Equity	306,463	292,368	301,928
Total Liabilities and Shareholders’ Equity	$457,674	$407,196	$434,038

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28,2012

Net sales	$216,417	$182,207	$448,704	$404,820
Cost of sales (including buying, distribution and occupancy costs)	153,906	129,878	317,580	283,952

Gross profit	62,511	52,329	131,124	120,868
Selling, general and administrative expenses	52,953	47,637	106,320	98,199

Operating income	9,558	4,692	24,804	22,669
Interest income	(3)	(9)	(5)	(25)
Interest expense	41	66	91	134

Income before income taxes	9,520	4,635	24,718	22,560
Income tax expense	3,682	1,776	9,361	8,681

Net income	$5,838	$2,859	$15,357	$13,879

Net income per share:
Basic	$0.29	$0.14	$0.76	$0.68
Diluted	$0.29	$0.14	$0.76	$0.68

Weighted average shares:
Basic	19,936	19,934	19,907	19,907
Diluted	19,957	20,010	19,927	19,991

Cash dividends declared per share	$0.06	$0.05	$0.12	$0.05

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368
Stock option exercises	5	1		46		15	61
Dividends declared ($0.12 per share)					(2,457)		(2,457)
Stock-based compensation income tax benefit				189			189
Employee stock purchase plan purchases	3	3		71		52	123
Restricted stock awards	17	164		(3,322)		3,322	0
Shares surrendered by employees to pay taxes on restricted stock		(44)				(906)	(906)
Stock-based compensation expense				1,728			1,728
Net income					15,357		15,357
Balance at August 3, 2013	20,490	0	$205	$65,245	$241,013	$0	$306,463

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012

Cash Flows From Operating Activities
Net income	$15,357	$13,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,420	7,763
Stock-based compensation	1,871	2,888
Loss on retirement and impairment of assets	259	427
Deferred income taxes	(451)	(2,131)
Lease incentives	2,602	3,139
Other	577	397
Changes in operating assets and liabilities:
Accounts receivable	(258)	942
Merchandise inventories	(48,777)	(56,732)
Accounts payable and accrued liabilities	32,385	30,036
Other	(1,744)	(3,337)
Net cash provided by (used in) operating activities	10,241	(2,729)

Cash Flows From Investing Activities
Purchases of property and equipment	(15,429)	(16,371)
Proceeds from note receivable	200	200
Net cash used in investing activities	(15,229)	(16,171)

Cash Flows From Financing Activities
Proceeds from issuance of stock	184	1,662
Dividends paid	(2,433)	(1,023)
Excess tax benefits from stock-based compensation	177	570
Shares surrendered by employees to pay taxes on restricted stock	(906)	(16)
Net cash (used in) provided by financing activities	(2,978)	1,193
Net decrease in cash and cash equivalents	(7,966)	(17,707)
Cash and cash equivalents at beginning of period	45,756	70,602
Cash and Cash Equivalents at End of Period	$37,790	$52,895

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$97	$134
Cash paid during period for income taxes	$9,513	$11,686
Capital expenditures incurred but not yet paid	$2,213	$1,743

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 3, 2013			July 28, 2012
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$5,838			$2,859
Amount allocated to participating securities	(97)			(70)
Net income available for basic common shares and basic earnings per share	$5,741	19,936	$0.29	$2,789	19,934	$0.14

Diluted Earnings per Share:
Net income	$5,838			$2,859
Amount allocated to participating securities	(97)			(69)
Adjustment for dilutive potential common shares		21			76
Net income available for diluted common shares and diluted earnings per share	$5,741	19,957	$0.29	$2,790	20,010	$0.14

	Twenty-six Weeks Ended
	August 3, 2013			July 28, 2012
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$15,357			$13,879
Amount allocated to participating securities	(278)			(299)
Net income available for basic common shares and basic earnings per share	$15,079	19,907	$0.76	$13,580	19,907	$0.68

Diluted Earnings per Share:
Net income	$15,357			$13,879
Amount allocated to participating securities	(278)			(298)
Adjustment for dilutive potential common shares		20			84
Net income available for diluted common shares and diluted earnings per share	$15,079	19,927	$0.76	$13,581	19,991	$0.68

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 –Observable market-based inputs or unobservable inputs that are corroborated by market data;
•	Level 3 –Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at August 3, 2013, February 2, 2013 and July 28, 2012. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 3, 2013:
Cash equivalents – money market account	$2,262	$0	$0	$2,262

As of February 2, 2013:
Cash equivalents– money market account	$5,259	$0	$0	$5,259

As of July 28, 2012:
Cash equivalents – money market account	$10,252	$0	$0	$10,252

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

There were no impairments recorded during the thirteen weeks ended August 3, 2013. During the twenty-six weeks ended August 3, 2013, long-lived assets held and used with a gross carrying amount of $779,000 were written down to their fair value of $667,000, resulting in an impairment charge of $112,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis. During the thirteen and twenty-six weeks ended July 28, 2012, long-lived assets held and used with a gross carrying amount of $1.1 million were written down to their fair value of $772,000, resulting in an impairment charge of $350,000, which was included in earnings for the respective periods. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000. During the fifty-three weeks ended February 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $425,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000.

Note 4 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $12,000 before the income tax benefit of $5,000 and $22,000 before the income tax benefit of $8,000 for the thirteen and twenty-six weeks ended August 3, 2013, respectively. For the thirteen and twenty-six weeks ended July 28, 2012, compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $21,000 before the income tax benefit of $8,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2013	499,280	$18.84
Granted	220,800	20.80
Vested	(132,000)	17.67
Forfeited or expired	(39,155)	19.34
Restricted stock at August 3, 2013	548,925	$19.88

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $20.80 and $17.73, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2013 was $2.3 million. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2012 was $40,000. Of the 39,155 restricted stock awards that were forfeited or that expired during the first six months of fiscal 2013, 33,905 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2007 that expired in the first quarter of fiscal 2013.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012(1)	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012(1)
Stock-based compensation expense before the recognized income tax benefit	$775	$2,108	$1,706	$2,718
Income tax benefit	$300	$813	$646	$1,043

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of August 3, 2013, approximately $7.3 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.3 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

During the second quarter of fiscal 2012, stock-based compensation expense was increased by $789,000 due to a cumulative catch-up in expense for awards that management then determined were probable to vest based on our improved financial outlook.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2013	123,750	$17.17
Granted	0	0.00
Forfeited	(2,500)	17.17
Exercised	(33,249)	17.17
Outstanding at August 3, 2013	88,001	$17.17	3.49

Exercisable at August 3, 2013	7,751	$17.17	3.49

In accordance with current authoritative guidance, our cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $4.87 as of August 3, 2013.

The fair value was estimated using a trinomial lattice model with the following assumptions:

August 3, 2013
Risk free interest rate yield curve	0.03% - 1.36%
Expected dividend yield	1.0%
Expected volatility	54.25%
Maximum life	3.49 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012(1)	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012(1)
Stock-based compensation expense before the recognized income tax benefit	$143	$80	$159	$149
Income tax benefit	$55	$31	$60	$57

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of August 3, 2013, approximately $157,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 370 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of August 3, 2013 and July 28, 2012 totaled $321.1 million and $294.4 million, respectively, representing approximately 70% and 68% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets–Long-lived assets, such as property and equipment subject to depreciation, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable. This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets. Assets are grouped and the evaluation performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of August 3, 2013 and July 28, 2012 totaled $84.8 million and $75.7 million, respectively, representing approximately 19% and 17% of total assets. From our evaluations performed during the first six months of fiscal 2013 and fiscal 2012, we recorded impairments of long-lived assets of $112,000 and $350,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of August 3, 2013 and July 28, 2012, our self-insurance reserves totaled $2.8 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%
August 3, 2013	364	8	2	370	82,000	4,064,000	2.6%

Year-to-date 2013	351	21	2	370	241,000	4,064,000	0.7%

April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%
July 28, 2012	337	11	2	346	92,000	3,761,000	3.0%

Year-to-date 2012	327	24	5	346	207,000	3,761,000	5.4%

Comparable store sales for the periods reported include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods reported are not included in comparable store sales. We began including our e-commerce sales in comparable sales starting with the fourth quarter of fiscal 2012.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal year 2012 consisted of the 53 weeks ended February 2, 2013, while fiscal year 2013 consists of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2013 is shifted one week later compared to fiscal 2012. This one-week shift impacts our year-over-year sales comparisons due to seasonal sales influences. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported second quarter and year-to-date comparable store sales results for fiscal 2013, in this Quarterly Report on Form 10-Q and in our other public disclosures,compare the 13-week and 26-week periods ended August 3, 2013 to the 13-week and 26-week periods ended August 4, 2012 rather than the 13-week and 26-week periods ended July 28, 2012. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	71.1	71.3	70.8	70.1
Gross profit	28.9	28.7	29.2	29.9
Selling, general and administrative expenses	24.5	26.1	23.7	24.3
Operating income	4.4	2.6	5.5	5.6
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	4.4	2.6	5.5	5.6
Income tax expense	1.7	1.0	2.1	2.2
Net income	2.7%	1.6%	3.4%	3.4%

Executive Summary for Second Quarter Ended August 3, 2013

For the second quarter of fiscal 2013, our financial highlights include:

•	Net sales increased $34.2 million to $216.4 million, as compared to net sales reported for the second quarter of fiscal 2012, with approximately $15.7 million of this increase attributable to the one-week shift in the fiscal calendar due to fiscal 2012 being a 53-week year.

•	Comparable store sales for the thirteen-week period ended August 3, 2013 increased 2.6%when compared to the thirteen-week period ended August 4, 2012. Our comparable store sales increase was achieved primarily as a result of low single digit increases in conversion, average transaction and average units per transaction partially offset by a low single digit decline in customer traffic.

•	Inventories at August 3, 2013 increased $26.7 million as compared to the end of the second quarter of last year. Approximately 75%of this increase was attributable to our store growth. The remainder of the increase was primarily attributable to the higher average cost of footwear held in our inventory.

•	We opened eight new stores compared to 11 new stores in the second quarter of fiscal 2012.

Results of Operations for the Second Quarter Ended August 3, 2013

Net Sales

Net sales increased $34.2 million to $216.4 million during the second quarter ended August 3, 2013, an 18.8% increase, as compared to net sales of $182.2 million for the second quarter ended July 28, 2012. The one-week shift in the fiscal 2013 calendar, due to fiscal 2012 being a 53-week year, resulted in an important week of back-to-school sales falling in the second quarter in fiscal 2013 versus the third quarter in fiscal 2012. This one-week shift positively affected our year-over-year net sales comparison given the material seasonal sales influence that the back-to-school period has on our business. Of the $34.2 million increase in net sales, approximately $15.7 million was attributable to this one-week shift. Of the remaining increase in net sales, $7.3 million was attributable to the additional sales generated by our comparable store base and $11.2 million was attributable to the sales generated by the 39 new stores we opened since the beginning of second quarter of fiscal 2012, net of the reduction in sales for the closing of six stores.

Comparable store sales for the second quarter ended August 3, 2013 increased 2.6% when compared to the comparable thirteen-week period ended August 4, 2012. While we experienced low single digit declines in comparable store traffic for the second quarter of fiscal 2013, as compared to same period last year, we achieved low single digit increases in conversion, average transaction and average units per transaction, which enabled us to generate our comparable store sales increase. Sales of our women’s seasonal and children’s footwear were particularly strong during the quarter as compared to the same period last year.

Gross Profit

Gross profit increased $10.2 million to $62.5 million in the second quarter of fiscal 2013. The gross profit margin increased to 28.9% from 28.7% as compared to the second quarter of fiscal 2012. The merchandise margin decreased 0.7%, with approximately one-half of this decrease attributable to the one-week calendar shift that moved an additional week of the more promotional back-to-school sales period into the second quarter in fiscal 2013. Buying, distribution and occupancy costs increased $2.0 million during the second quarter of fiscal 2013, as compared to the same period last year, primarily as a result of the operation of additional store locations. However, our sales increase enabled us to leverage these costs by 0.9%, as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.3 million in the second quarter of fiscal 2013 to $53.0 million, or 24.5% as a percentage of sales. Significant changes in expenses between the comparative periods included the following:

•	We incurred an additional $3.1 million in incremental expense during the second quarter of fiscal 2013, as compared to the second quarter of last year, related to the operation of our 39 new stores, net of expense reductions for the six stores that have closed since the beginning of the second quarter of fiscal 2012. Another significant component of the increase in selling expenses included an additional $2.4 million in advertising expenditures within our comparable store base, which was largely in support of the portion of the back-to-school sales period included in the quarter.

•	Incentive compensation, inclusive of stock-based compensation, decreased $1.2 million in the second quarter of fiscal 2013 as compared to the second quarter of last year when our financial performance drove material increases in performance-based compensation. The second quarter of fiscal 2012 included a cumulative catch-up of $789,000 in expense attributable to certain performance-based stock awards that management then deemed probable to vest prior to their March 2013 expiration. For further details on our stock-based compensation, see Note 4 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Pre-opening costs included in selling, general and administrative expenses were $594,000, or 0.3% as a percentage of sales, in the second quarter of fiscal 2013, as compared to $764,000, or 0.4% as a percentage of sales, in the second quarter of last year. We opened eight stores during the second quarter of fiscal 2013 as compared to 11 stores in the second quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2013 was 38.7% as compared to 38.3% for the same period in fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended August 3, 2013

Net Sales

Net sales increased $43.9 million to $448.7 million for the six-month period ended August 3, 2013, a 10.8% increase, as compared to net sales of $404.8 million for the six-month period ended July 28, 2012. The one-week shift in the fiscal 2013 calendar favorably affected our year-over-year net sales comparison. Of the $43.9 million increase in net sales, approximately $23.3 million was attributable to the calendar shift. The 52 new stores we opened since the beginning fiscal 2012 contributed an additional $26.0 million in sales. These increases were partially offset by a $2.7 million decline in sales within our comparable store base along with the loss of $2.7 million in sales from the nine stores closed since the beginning of fiscal 2012.

Comparable store sales for the six-month period ended August 3, 2013 increased 0.8% as compared to the six-month period ended August 4, 2012. While we experienced mid-single digit declines in comparable store traffic for the first six months of fiscal 2013, as compared to same period last year, our increases in conversion, average transaction and average units per transaction have enabled us to generate a comparable store sales increase.

Gross Profit

Gross profit increased $10.3 million to $131.1 million in the first six months of fiscal 2013. The gross profit margin for the first six months of fiscal 2013 decreased to 29.2% from 29.9% in the comparable prior year period. The merchandise margin decreased 0.8%, with this decrease primarily attributable to a more promotional retail climate as compared to the first six months of fiscal 2012. This also includes the effect of the one-week shift in the fiscal 2013 calendar that moved an additional week of the more promotional back-to-school sales period into the second quarter in fiscal 2013. Buying, distribution and occupancy costs increased $3.9 million during the first six months of fiscal 2013 as compared to the same period last year, primarily as a result of the operation of additional store locations. However, our sales increase enabled us to leverage these costs by 0.1%, as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million in the first six months of fiscal 2013 to $106.3 million, or 23.7% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $6.0 million of incremental expense during the first six months of fiscal 2013, as compared to the first six months of last year, related to the operation of our 52 new stores, net of expense reductions for the nine stores that have closed since the beginning of fiscal 2012. Advertising expenditures within our comparable store base increased $2.9 million,which included advertising for the portion of the back-to-school sales period that shifted into the second quarter of fiscal 2013.

•	Incentive compensation, inclusive of stock-based compensation, decreased $2.1 million in the first six months of fiscal 2013 as compared to the same period last year when our improved financial performance drove material increases in performance-based compensation.

In the first six months of fiscal 2013,pre-opening costs included in selling, general and administrative expenses were $1.3 million, or 0.3% as a percentage of sales, as compared to $1.9 million, or 0.5% as a percentage of sales, in the same period last year. We opened 21 stores during the first six months of fiscal 2013 as compared to 24 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first six months of fiscal 2013 was 37.9% as compared to 38.5% for the same period in fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The annual effective income tax rate for fiscal 2013 is expected to be approximately 38.1%.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $10.2 million in the first six months of fiscal 2013 as compared to net cash used in operating activities of $2.7 million in the first six months of fiscal 2012. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Operating cash flow, when comparing the two periods of each year, increased $12.9 million with approximately $9.0 million related to the change in merchandise inventories, inclusive of the related change in accounts payable.

Working capital increased to $255.7 million at August 3, 2013 from $254.8 million at July 28, 2012. The current ratio was 3.2 as of August 3, 2013 compared to 3.5 at July 28, 2012.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During the first six months of fiscal 2013, we expended $15.4 million for the purchase of property and equipment, of which $13.8 million was for new stores, remodeling and relocations. During the first six months of fiscal 2012, we expended $16.4 million for the purchase of property and equipment, of which $14.0 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

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

During the first six months of fiscal 2013, net cash used in financing activities was $3.0 million as compared to net cash provided by financing activities of $1.2 million during the first six months of fiscal 2012. The increase in cash used in financing activities was primarily attributable to the payment of $1.4 million in additional dividends during fiscal 2013, and an additional $890,000 of our common stock delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards. Proceeds from the issuance of stock decreased on a year-over-year basis by $1.5 million due to a decrease in the number of options exercised.

Capital Expenditures

Capital expenditures for fiscal 2013, including actual expenditures during the first six months, are expected to be between $30.0 million and $31.0 million. Approximately $12.4 million of our total capital expenditures are expected to be used for new stores and $12.9 million will be used for store relocations and remodels. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. Lease incentives to be received from landlords during fiscal 2013, including actual amounts received during the first six months, are expected to be approximately $8.5 million.

Store Openings and Closings

In fiscal 2013, we anticipate opening 32 new stores, of which 21 were opened during the first six months of fiscal 2013. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $3.5 million for fiscal 2013, or an average of $109,000 per store. During fiscal 2012, we opened 31 new stores and expended $4.1 million on pre-opening expenses, or an average of $133,000 per store. The decrease in the expected average expenditures per new store is primarily the result of decreases in advertising and training. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing five stores during fiscal 2013, with two stores having closed during the first six months. During fiscal 2012, we closed seven stores with five of the closings occurring in the first six months of the year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. During fiscal 2013, including actual expenditures during the first six months, we expect to incur $190,000 in expense associated with these closings.

Dividends

On June 13, 2013, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders. The dividend of $0.06 per share was paid on July 22, 2013 to shareholders of record as of the close of business on July 8, 2013.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of August 3, 2013. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $3.9 million at August 3, 2013. As of August 3, 2013, $46.1 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2013. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of August 3, 2013, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at August 3, 2013 was $20.3 million.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2013 or fiscal 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 3, 2013, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs

May 5, 2013 to June 1, 2013 (1)	185	$20.88	0	$20,325,000
June 2, 2013 to July 6, 2013	0	$0.00	0	$20,325,000
July 7, 2013 to August 3, 2013	0	$0.00	0	$20,325,000
	185		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. On December 13, 2012, the Board of Directors extended the date of termination by an additional year to December 31, 2013.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013

EXHIBITS - Continued

Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2013	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

