Form 10-Q
period 2013-11-02
SHOE CARNIVAL INC
filed 2013-12-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2013

or

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

Number of Shares of Common Stock, $.01 par value, outstanding at December 5, 2013 were 20,492,296.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	November 2, 2013	February 2, 2013	October 27, 2012

Assets
Current Assets:
Cash and cash equivalents	$33,562	$45,756	$67,134
Accounts receivable	3,251	2,152	3,174
Merchandise inventories	299,122	272,282	277,418
Deferred income taxes	1,794	2,914	3,261
Other	4,855	4,918	4,675
Total Current Assets	342,584	328,022	355,662
Property and equipment-net	89,905	77,364	76,907
Deferred income taxes	2,383	999	153
Other noncurrent assets	675	811	880
Total Assets	$435,547	$407,196	$433,602

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$60,526	$65,026	$66,326
Accrued and other liabilities	19,232	16,995	24,828
Total Current Liabilities	79,758	82,021	91,154
Deferred lease incentives	21,623	18,426	16,355
Accrued rent	8,935	7,475	7,100
Deferred compensation	7,959	6,412	5,957
Other	359	494	402
Total Liabilities	118,634	114,828	120,968

Shareholders’ Equity:
Common stock, $.01 par value, 50,000 shares authorized, 20,492,20,465 and 20,465 shares issued, respectively	205	205	205
Additional paid-in capital	66,009	66,533	66,576
Retained earnings	250,699	228,113	246,317
Treasury stock, at cost, 0, 124 and 28 shares, respectively	0	(2,483)	(464)
Total Shareholders’ Equity	316,913	292,368	312,634
Total Liabilities and Shareholders’ Equity	$435,547	$407,196	$433,602

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012

Net sales	$235,770	$244,434	$684,474	$649,254
Cost of sales (including buying, distribution and occupancy costs)	164,759	167,999	482,339	451,951

Gross profit	71,011	76,435	202,135	197,303
Selling, general and administrative expenses	53,196	55,875	159,516	154,074

Operating income	17,815	20,560	42,619	43,229
Interest income	(3)	(4)	(8)	(29)
Interest expense	41	69	132	203

Income before income taxes	17,777	20,495	42,495	43,055
Income tax expense	6,861	8,247	16,222	16,928

Net income	$10,916	$12,248	$26,273	$26,127

Net income per share:
Basic	$0.54	$0.60	$1.30	$1.29
Diluted	$0.54	$0.60	$1.29	$1.28

Weighted average shares:
Basic	19,942	19,951	19,918	19,922
Diluted	19,962	20,003	19,939	19,996

Cash dividends declared per share	$0.06	$0.05	$0.18	$0.10

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368
Stock option exercises	5	1		46		15	61
Dividends declared ($0.18 per share)					(3,687)		(3,687)
Stock-based compensation income tax benefit				185			185
Employee stock purchase plan purchases	5	3		113		52	165
Restricted stock awards	17	164		(3,322)		3,322	0
Shares surrendered by employees to pay taxes on restricted stock		(44)				(906)	(906)
Stock-based compensation expense				2,454			2,454
Net income					26,273		26,273
Balance at November 2, 2013	20,492	0	$205	$66,009	$250,699	$0	$316,913

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012

Cash Flows From Operating Activities
Net income	$26,273	$26,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,848	11,800
Stock-based compensation	2,662	3,557
Loss on retirement and impairment of assets	489	485
Deferred income taxes	(264)	(2,848)
Lease incentives	4,751	4,692
Other	668	(734)
Changes in operating assets and liabilities:
Accounts receivable	(1,050)	(552)
Merchandise inventories	(26,840)	(39,763)
Accounts payable and accrued liabilities	(5,002)	14,653
Other	2,449	760
Net cash provided by operating activities	16,984	18,177

Cash Flows From Investing Activities
Purchases of property and equipment	(25,220)	(20,844)
Proceeds from note receivable	200	200
Net cash used in investing activities	(25,020)	(20,644)

Cash Flows From Financing Activities
Proceeds from issuance of stock	226	2,149
Dividends paid	(3,650)	(2,045)
Excess tax benefits from stock-based compensation	172	770
Purchase of common stock for treasury	0	(1,859)
Shares surrendered by employees to pay taxes on restricted stock	(906)	(16)
Net cash used in financing activities	(4,158)	(1,001)
Net decrease in cash and cash equivalents	(12,194)	(3,468)
Cash and cash equivalents at beginning of period	45,756	70,602
Cash and Cash Equivalents at End of Period	$33,562	$67,134

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$138	$202
Cash paid during period for income taxes	$13,123	$16,444
Capital expenditures incurred but not yet paid	$2,221	$1,941

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	November 2, 2013			October 27, 2012
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,916			$12,248
Amount allocated to participating securities	(185)			(249)
Net income available for basic common shares and basic earnings per share	$10,731	19,942	$0.54	$11,999	19,951	$0.60

Diluted Earnings per Share:
Net income	$10,916			$12,248
Amount allocated to participating securities	(185)			(249)
Adjustment for dilutive potential common shares		20		1	52
Net income available for diluted common shares and diluted earnings per share	$10,731	19,962	$0.54	$12,000	20,003	$0.60

	Thirty-nine Weeks Ended
	November 2, 2013			October 27, 2012
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$26,273			$26,127
Amount allocated to participating securities	(466)			(491)
Net income available for basic common shares and basic earnings per share	$25,807	19,918	$1.30	$25,636	19,922	$1.29

Diluted Earnings per Share:
Net income	$26,273			$26,127
Amount allocated to participating securities	(466)			(491)
Adjustment for dilutive potential common shares		21		2	74
Net income available for diluted common shares and diluted earnings per share	$25,807	19,939	$1.29	$25,638	19,996	$1.28

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

The following table presents assets that are measured at fair value on a recurring basis at November 2, 2013, February 2, 2013 and October 27, 2012. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 2, 2013:
Cash equivalents – money market account	$10,265	$0	$0	$10,265

As of February 2, 2013:
Cash equivalents – money market account	$5,259	$0	$0	$5,259

As of October 27, 2012:
Cash equivalents – money market account	$5,257	$0	$0	$5,257

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

During the thirteen weeks ended November 2, 2013, long-lived assets held and used with a gross carrying amount of $954,000 were written down to their fair value of $756,000, resulting in an impairment charge of $198,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $58,000. During the thirty-nine weeks ended November 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.4 million, resulting in an impairment charge of $310,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $58,000. There were no impairments recorded during the thirteen weeks ended October 27, 2012. During the thirty-nine weeks ended October 27, 2012, long-lived assets held and used with a gross carrying amount of $1.2 million were written down to their fair value of $772,000, resulting in an impairment charge of $350,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000. During the fifty-three weeks ended February 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $425,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000.

Note 4 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $3,000 and$29,000 before the income tax benefit of $11,000 for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. For the thirteen and thirty-nine weeks ended October 27, 2012, compensation expense for the employee stock purchase plan was $6,000 before the income tax benefit of $2,000 and $28,000 before the income tax benefit of $11,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2013	499,280	$18.84
Granted	220,800	20.80
Vested	(132,000)	17.67
Forfeited or expired	(39,155)	19.34
Restricted stock at November 2, 2013	548,925	$19.88

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $20.80 and $19.39, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2013 was $2.3 million. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2012 was $40,000. The 39,155 restricted stock awards that were forfeited or that expired during the first nine months of fiscal 2013, included 33,905 shares of restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2007 that expired in the first quarter of fiscal 2013.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Stock-based compensation expense before the recognized income tax benefit	$719	$555	$2,425	$3,273
Income tax benefit	$278	$220	$926	$1,298

As of November 2, 2013, approximately $6.6 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.4 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

During the second quarter of fiscal 2012, stock-based compensation expense was increased by $789,000 due to a cumulative catch-up in expense for awards that management then determined were probable to vest based on our improved financial outlook. During the third quarter of fiscal 2012, a cumulative reduction in stock-based compensation expense of $835,000 was recorded as the applied forfeiture rate was increased on the non-vested performance-based awards due to the retirement of our former President and Chief Executive Officer.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2013	123,750	$17.17
Granted	0	0.00
Forfeited	(2,500)	17.17
Exercised	(41,000)	17.17
Outstanding at November 2, 2013	80,250	$17.17	3.24

Exercisable at November 2, 2013	0	$0.00	0.00

In accordance with current authoritative guidance, our cash-settled SARs are classified as Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $5.10 as of November 2, 2013.

The fair value was estimated using a trinomial lattice model with the following assumptions:

November 2, 2013
Risk free interest rate yield curve	0.03% - 1.37%
Expected dividend yield	1.0%
Expected volatility	51.16%
Maximum life	3.24 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Stock-based compensation expense before the recognized income tax benefit	$59	$108	$208	$257
Income tax benefit	$23	$43	$79	$102

As of November 2, 2013, approximately $116,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

Note 5 – Commitments and Contingencies

The accounting standard related to loss contingencies provides guidance in regards to our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business. The guidance utilizes the following defined terms to describe the likelihood of a future loss: (1) probable – the future event or events are likely to occur, (2) remote – the chance of the future event or events is slight and (3) reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. The guidance also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. No accrual or disclosure is required for losses that are remote.

Litigation – From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. We cannot provide assurance as to the ultimate outcome of any litigation involving us. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business. On October 31, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of Illinois captioned Nicaj v. Shoe Carnival, Inc. The complaint alleges that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act, by printing the expiration date of our customers’ credit cards on transaction receipts. The plaintiff seeks, among other things, the designation of this action as a class action, an award of monetary damages of between $100 and $1,000 per violation, counsel fees and costs, and such other relief as the court deems appropriate. This case is at an early stage of litigation, and discovery has not begun. We are still gathering information to evaluate this claim and our defenses. As a result, we cannot reasonably estimate the possible loss or range of loss that may result from this claim. There can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 378 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and creates a fun and exciting shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of November 2, 2013 and October 27, 2012 totaled $299.1 million and $277.4 million, respectively, representing approximately 69% and 64% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of November 2, 2013 and October 27, 2012 totaled $89.9 million and $76.9 million, respectively, representing approximately 21% and 18% of total assets. From our evaluations performed during the first nine months of fiscal 2013 and fiscal 2012, we recorded impairments of long-lived assets of $310,000 and $350,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of November 2, 2013 and October 27, 2012, our self-insurance reserves totaled $2.8 million and $2.7 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

We are also required to make many subjective assumptions and judgments regarding our income tax exposures when accounting for uncertain tax positions associated with our income tax filings. We must presume that taxing authorities will examine all uncertain tax positions and that they have full knowledge of all relevant information. However, interpretations of guidance surrounding income tax laws and regulations are often complex, ambiguous and frequently change over time and a number of years may elapse before a particular issue is resolved. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. Although we believe we have adequately provided for all uncertain tax positions, tax authorities could assess tax liabilities greater or less than our accrued positions for open tax periods.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%
August 3, 2013	364	8	2	370	82,000	4,064,000	2.6%
November 2, 2013	370	8	0	378	92,000	4,156,000	0.7%

Year-to-date 2013	351	29	2	378	333,000	4,156,000	0.7%

April 28, 2012	327	13	3	337	115,000	3,669,000	7.3%
July 28, 2012	337	11	2	346	92,000	3,761,000	3.0%
October 27, 2012	346	6	0	352	67,000	3,828,000	6.2%

Year-to-date 2012	327	30	5	352	274,000	3,828,000	5.7%

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal year 2012 consisted of the 53 weeks ended February 2, 2013, while fiscal year 2013 consists of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2013 was shifted one week later compared to fiscal 2012. This one-week shift impacts our year-over-year sales comparisons due to seasonal sales influences. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported third quarter and year-to-date comparable store sales results for fiscal 2013, in this Quarterly Report on Form 10-Q and in our other public disclosures, compare the 13-week and 39-week periods ended November 2, 2013 to the 13-week and 39-week periods ended November 3, 2012 rather than the 13-week and 39-week periods ended October 27, 2012. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.9	68.7	70.5	69.6
Gross profit	30.1	31.3	29.5	30.4
Selling, general and administrative expenses	22.5	22.9	23.3	23.7
Operating income	7.6	8.4	6.2	6.7
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	7.6	8.4	6.2	6.7
Income tax expense	3.0	3.4	2.4	2.7
Net income	4.6%	5.0%	3.8%	4.0%

Executive Summary for Third Quarter Ended November 2, 2013

For the third quarter of fiscal 2013, our financial highlights include:

•	Net sales decreased $8.6 million to $235.8 million for the third quarter ended November 2, 2013, as compared to net sales of $244.4 million for the third quarter ended October 27, 2012. As a result of fiscal 2012 consisting of 53 weeks, each of the first three quarters in fiscal 2013 was shifted one week later when compared to fiscal 2012. This one-week shift moved an important week of back-to-school sales from the third quarter of fiscal 2012 into the second quarter this year. This shift negatively affected our net sales comparison for the third quarter of fiscal 2013, reducing sales by approximately $21.2 million.

•	Comparable store sales for the thirteen-week period ended November 2, 2013 increased 0.7% as compared to the thirteen-week period ended November 3, 2012. Our comparable store sales increase was achieved primarily as a result of low single digit increases in conversion, average transaction and average units per transaction partially offset by a mid-single digit decline in customer traffic.

•	Inventories at November 2, 2013 increased $21.7 million as compared to the end of the third quarter of last year, primarily due to our store growth.

•	We opened eight new stores compared to six new stores in the third quarter of fiscal 2012.

Results of Operations for the Third Quarter Ended November 2, 2013

Net Sales

Net sales decreased $8.6 million to $235.8 million during the third quarter ended November 2, 2013, a 3.5%decrease from net sales of $244.4 million for the third quarter ended October 27, 2012. The one-week shift in the fiscal 2013 calendar, due to fiscal 2012 being a 53-week year, resulted in an important week of back-to-school sales falling in the second quarter in fiscal 2013 versus the third quarter in fiscal 2012. This one-week shift negatively affected our net sales comparison given the material seasonal sales influence that the back-to-school period has on our business. A decrease in net sales of approximately $21.2 million was attributable to this one-week shift. Partially offsetting the decrease in net sales were increases in net sales of $437,000 attributable to the additional sales generated by our comparable store base and $12.1 million attributable to the sales generated by the 42 new stores we opened since the beginning of third quarter of fiscal 2012, net of the reduction in sales for the closing of four stores.

Comparable store sales for the third quarter ended November 2, 2013 increased 0.7% when compared to the comparable thirteen-week period ended November 3, 2012. While we experienced mid-single digit declines in comparable store traffic for the third quarter of fiscal 2013, as compared to same period last year, we achieved low single digit increases in conversion, average transaction and average units per transaction, which enabled us to generate our comparable store sales increase. We believe the general economic uncertainty associated with the federal government’s budgetary issues along warm weather patterns mid-way through the quarter were contributing factors in our comparable store traffic declines, which is turn negatively impacted our comparable store sales.

Gross Profit

Gross profit decreased $5.4 million to $71.0 million in the third quarter of fiscal 2013. The gross profit margin decreased to 30.1% from 31.3% as compared to the third quarter of fiscal 2012. The merchandise margin remained flat compared to the prior year while buying, distribution and occupancy costs increased 1.2% as a percentage of sales. The deleveraging of buying, distribution and occupancy costs was primarily attributable to the shift in the fiscal calendar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.7 million in the third quarter of fiscal 2013 to $53.2 million, or 22.5% as a percentage of sales. Significant changes in expenses between the comparative periods included the following:

•	Advertising expenditures decreased $3.5 million, which was largely due to the shift of an important portion of the back-to-school sales period falling in the second quarter in fiscal 2013 versus the third quarter in fiscal 2012. This decrease in expense was partially offset by an additional $2.5 million in incremental expense related to the operation of our 42 new stores, net of expense reductions for the four stores that have closed since the beginning of the third quarter of fiscal 2012.

•	Incentive compensation, inclusive of stock-based compensation, decreased $2.0 million in the third quarter of fiscal 2013 as compared to the third quarter of last year when our financial performance drove material increases in performance-based compensation.

Pre-opening costs included in selling, general and administrative expenses were $521,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2013, as compared to $523,000, or 0.2% as a percentage of sales, in the third quarter of last year. We opened eight stores during the third quarter of fiscal 2013 as compared to six stores in the third quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2013 was 38.6% as compared to 40.2% for the same period in fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between comparative periods was primarily due to the non-deductibility of compensation attributable to the retirement of our former President and Chief Executive Officer in the third quarter of fiscal 2012.

Results of Operations for Nine Month Period Ended November 2, 2013

Net Sales

Net sales increased $35.2 million to $684.5 million for the nine-month period ended November 2, 2013, a 5.4% increase, from net sales of $649.3 million for the nine-month period ended October 27, 2012. The one-week shift in the fiscal 2013 calendar did not materially impact our year-over-year net sales comparison on a year-to-date basis, as only approximately $2.0 million of the $35.2 million increase was attributable to the calendar shift. The year-over-year increase was primarily due to the sales generated by the 60 new stores we opened since the beginning of fiscal 2012, which contributed an additional $39.1 million in sales. These increases were partially offset by a $1.9 million decline in sales within our comparable store base along with the loss of $4.0 million in sales from the nine stores closed since the beginning of fiscal 2012.

Comparable store sales for the nine-month period ended November 2, 2013 increased 0.7% as compared to the nine-month period ended November 3, 2012. While we experienced mid-single digit declines in comparable store traffic for the first nine months of fiscal 2013, as compared to same period last year, our increases in conversion, average transaction and average units per transaction have enabled us to generate a comparable store sales increase.

Gross Profit

Gross profit increased $4.8 million to $202.1 million in the first nine months of fiscal 2013. The gross profit margin for the first nine months of fiscal 2013 decreased to 29.5% from 30.4% in the comparable prior year period. The merchandise margin decreased 0.5%. Buying, distribution and occupancy costs increased 0.4% as a percentage of sales primarily as a result of an increase in the occupancy costs associated with operating additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.4 million in the first nine months of fiscal 2013 to $159.5 million, or 23.3% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $7.9 million of incremental expense during the first nine months of fiscal 2013, as compared to the first nine months of last year, related to the operation of our 60 new stores, net of expense reductions for the nine stores that have closed since the beginning of fiscal 2012.

•	Incentive compensation, inclusive of stock-based compensation, decreased $4.1 million in the first nine months of fiscal 2013 as compared to the same period last year when our improved financial performance drove material increases in performance-based compensation.

In the first nine months of fiscal 2013, pre-opening costs included in selling, general and administrative expenses were $1.8 million, or 0.3% as a percentage of sales, as compared to $2.4 million, or 0.4% as a percentage of sales, in the same period last year. We opened 29 stores during the first nine months of fiscal 2013 as compared to 30 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2013 was 38.2% as compared to 39.3% for the same period in fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The annual effective income tax rate for fiscal 2013 is expected to be approximately 38.2%.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $17.0 million in the first nine months of fiscal 2013 as compared to net cash provided by operating activities of $18.2 million in the first nine months of fiscal 2012. These amounts reflect our income from operations adjusted for non-cash items and working capital changes.

Working capital decreased to $262.8 million at November 2, 2013 from $264.5 million at October 27, 2012. The current ratio was 4.3 as of November 2, 2013 compared to 3.9 at October 27, 2012.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During the first nine months of fiscal 2013, we expended $25.2 million for the purchase of property and equipment, of which $21.8 million was for new stores, remodeling and relocations. During the first nine months of fiscal 2012, we expended $20.8 million for the purchase of property and equipment, of which $17.7 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

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

During the first nine months of fiscal 2013, net cash used in financing activities was $4.2 million as compared to net cash used in financing activities of $1.0 million during the first nine months of fiscal 2012. The increase in cash used in financing activities was primarily attributable to the payment of $1.6 million in additional dividends during fiscal 2013, and an additional $890,000 of our common stock delivered to or withheld by us in fiscal 2013 in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards. Proceeds from the issuance of stock decreased on a year-over-year basis by $1.9 million due to a decrease in the number of options exercised.

Capital Expenditures

Capital expenditures for fiscal 2013, including actual expenditures during the first nine months, are expected to be between $29.0 million and $30.0 million. Approximately $12.3 million of our total capital expenditures are expected to be used for new stores and $12.6 million will be used for store relocations and remodels. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. Lease incentives to be received from landlords during fiscal 2013, including actual amounts received during the first nine months, are expected to be approximately $9.0 to $10.0 million.

Store Openings and Closings

In fiscal 2013, we will open 32 new stores, of which 29 were opened during the first nine months of fiscal 2013. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $3.5 million for fiscal 2013, or an average of $108,000 per store. During fiscal 2012, we opened 31 new stores and expended $4.1 million on pre-opening expenses, or an average of $133,000 per store. The decrease in the average expenditures per new store was primarily the result of decreases in pre-opening freight, onsite training and support and advertising. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing seven stores during fiscal 2013, with two stores having closed during the first nine months. During fiscal 2012, we closed seven stores with five of the closings occurring in the first nine months of the year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace. During fiscal 2013, including actual expenditures during the first nine months, we expect to incur $365,000 in expense associated with these closings.

Dividends

On September 12, 2013, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders. The dividend of $0.06 per share was paid on October 21, 2013 to shareholders of record as of the close of business on October 7, 2013.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year. We were in compliance with these covenants as of November 2, 2013. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $2.4 million at November 2, 2013. As of November 2, 2013, $47.6 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2013. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As required by our credit agreement, consent was obtained from the Agent and the Majority Banks, each as defined in the credit agreement. As of November 2, 2013, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at November 2, 2013 was $20.3 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2013 or fiscal 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 2, 2013, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information on our legal proceedings, see the “Litigation” section of Note 5 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(1)	Programs

August 4, 2013 to August 31, 2013	0	$0.00	0	$20,325,000
September 1, 2013 to October 5, 2013	0	$0.00	0	$20,325,000
October 6, 2013 to November 2, 2013	0	$0.00	0	$20,325,000
	0		0

(1)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. On December 16, 2011, the Board of Directors extended the date of termination by one year to December 31, 2012. On December 13, 2012, the Board of Directors extended the date of termination by an additional year to December 31, 2013.

ITEM 6.	EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013

EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2013	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

