Form 10-K
period 2014-02-01
SHOE CARNIVAL INC
filed 2014-04-10
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 1, 2014
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 3, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $403,127,460 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 4, 2014 was 20,681,134.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 12, 2014 is incorporated by reference into PART III hereof.

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

February 1, 2014

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States and Puerto Rico in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear; the resolution of litigation or regulatory proceedings in which we are or may become involved; and our ability to meet our labor needs while controlling costs. See ITEM 1A. RISK FACTORS of this report.

ITEM 1.	BUSINESS

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 370 store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, highly promotional marketing efforts. On average, our stores are 11,000 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 28,800 pairs of shoes per location. As of February 1, 2014, we operated 376 stores in 32 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,”“us,”“our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries.

Key Competitive Strengths

We believe our financial success is due to a number of key competitive strengths that make Shoe Carnival a destination of choice for today’s retail consumer.

Distinctive shopping experience

Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and mic-person as the focal point in each store. With a microphone, this mic-person announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,800 pairs of shoes in four general categories – women’s, men’s, children’s and athletics– which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles. We engage our customers by presenting creative branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website to receive e-mail communication receive periodic personalized e-mail communication from us. This communication affords us additional opportunity to highlight our broad product assortment.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at any of our more than 370 store locations or online at shoecarnival.com. We also believe our highly promotional shopping environment contributes to a reputation of value pricing.

Efficient store level cost structure

Our cost efficient store operations and real estate strategy enable us to price products competitively. We achieve low labor costs by housing merchandise directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We locate stores predominantly in open-air shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value oriented shoppers.

Heavy reliance on information technology

We have invested significant resources in information technology. Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin by product category at the store level and customer tracking. Using the POS, store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day. Reacting to sales trends, our mic-people use POS reports to choose from among a number of product promotions supplied by our centralized merchandising staff.

Our centralized network connects our corporate office to our distribution center and retail stores via a wide area network, providing up-to-date sales and inventory information as required. Our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by location, by day, down to the size of shoe. Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us in the past to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and Puerto Rico and growing our e-commerce business. On February 1, 2014, we operated 376 stores located across 32 states. Our stores averaged approximately 11,000 square feet, ranging in size from 6,000 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base we expect the store to service. Our stores are located predominantly in open-air shopping centers. The sales area of most stores is approximately 85%of the gross store size.

	Historical Store Count
Fiscal Years	2013	2012	2011	2010	2009

Stores open at the beginning of the year	351	327	314	311	304

New store openings	32	31	17	10	16

Store closings	7	7	4	7	9

Stores open at the end of the year	376	351	327	314	311

Stores relocated	9	6	9	3	1
Percentage of store base remodeled	9%	5%	8%	4%	1%

Since the launch of our e-commerce site in the fall of fiscal 2011, we have continued to commit resources to evolve our digital presence and provide our customer with the convenience of a 24/7 shopping environment. We believe our e-commerce site represents an additional long-term growth vehicle for us and, along with our social media efforts, provides us with an opportunity to acquire national brand exposure by introducing Shoe Carnival to new customers and markets.

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy. We believe our strong unleveraged financial position provides a solid platform for additional growth. For fiscal 2013, we opened 32 new stores and closed seven stores. Approximately 80% of these new store locations served to fill-in certain under-penetrated markets with additional stores, with the goal of increasing the performance of the overall market. The remaining 20% of our new store openings were in seven new smaller markets. For fiscal 2014, we expect to open approximately 30 to 35 stores. Our planned new store expansion for fiscal 2014 includes locations serving to fill-in existing markets as well as locations in three new major markets – Buffalo, Detroit and Miami.

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

Merchandising and Pricing

We offer a large selection of value priced footwear for the entire family. Our stores carry an average of approximately 28,800 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Online, we offer a large selection of product in all categories with a depth of sizes and colors that may not be available in some of our smaller stores.

Initial pricing levels are typically established in accordance with the manufacturer’s suggested retail pricing structure. Subsequent to this initial pricing, our buying staff manages our markdown cadence based on product-specific sell-through rates to achieve liquidation of inventory within the natural lifecycle of the product. We emphasize our value proposition to customers by combining current season name brand product with promotional pricing. Our promotions include both advertised limited time sale offerings in addition to in-store timed specials.

The table below sets forth our percentage of sales by product category:

Fiscal Years	2013	2012	2011	2010	2009
Women’s	26%	26%	26%	26%	26%
Men’s	15	15	16	16	15
Children’s (1)	18	17	17	17	17
Athletics (2)	37	38	37	37	38
Accessories and miscellaneous items	4	4	4	4	4
	100%	100%	100%	100%	100%

(1)	Children’s includes children’s athletic shoes.
(2)	Includes men’s and women’s sizes only.

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. We classify athletic shoes by functionality, such as running, basketball or fitness shoes. For the fiscal years presented, athletic styles, including children’s sizes, have represented approximately half of our footwear sales.

During fiscal 2013, we renewed our focus on growing our women’s category at a rate higher than the balance of our other footwear categories. We believe that development of new brand relationships will play a vital role in achieving this goal, and we were able to successfully introduce a number of better brands into our fall 2013 women’s assortment. For fiscal 2014, we planto fund the delivery of a meaningful assortment of these new brands throughout the fiscal year and will continue to work toward our long-term goal of having our women’s category represent 30% of our business.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate, as well as advertise, to our core customers. For fiscal 2013, approximately 43% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible. During fiscal 2014, we plan to modify our marketing strategy to begin incorporating the utilization of advertisements on national cable television. This change in marketing strategy will serve to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season.

In addition to a dynamic, lively and fun shopping experience, we offer our customers our Shoe Perksrewards program. This program provides customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand. In fiscal 2013, through a focused effort on enrollment at the point-of-sale, our Shoe Perks rewards program membership doubled, with purchases from Shoe Perks members increasing to 20% of our net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

We strive to make each store opening a major retail event. Major promotions during grand openings and peak selling periods feature contests and prize giveaways. We believe our grand openings help establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

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

Our distribution center is equipped with state-of-the-art processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments. Our shipments to Puerto Rico are loaded for containerized overseas shipment, with final delivery by a third party provider.

During fiscal 2013, we utilized a third party fulfillment agent located in southwestern Ohio to provide comprehensive fulfillment services for our e-commerce site. They were supplied with merchandise from our distribution center on a weekly basis. During fiscal 2014, we plan to begin fulfilling our e-commerce orders from both our own distribution center and a percentage of our stores.

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

We purchase merchandise from approximately 180 footwear vendors. In fiscal 2013, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 38% of our net sales. Nike USA, Inc. accounted for over 28%of our net sales and Skechers USA, Inc. accounted for approximately 10%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers. Our specific competitors vary from market to market. We compete with most department stores and traditional shoe stores by offering competitive prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.

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

Employees

At February 1, 2014, we had approximately 5,300 employees, of which approximately 3,100 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability. Our operating results depend significantly upon the sales generated during these periods.

Trademarks

We own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Victoria Spenser®, Innocence®,Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, WHEN YOU WANT 2®, JUMP BACK IN®, STEP OUT OF BORING®, and Laces for Learning®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	79	Chairman of the Board and Director
Clifton E. Sifford	60	President, Chief Executive Officer, Chief Merchandising Officer and Director
W. Kerry Jackson	52	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	57	Executive Vice President - Store Operations
Carl N. Scibetta	55	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	47	Senior Vice President - Controller and Chief Accounting Officer

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

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2014 Annual Meeting of Shareholders.)

ITEM 1A.	Risk Factors

Carefully consider the following risk factors and all other information contained in this annual report before making an investment decision with respect to our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be materially and adversely affected. See PART I “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K.

Economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic, industry and weather conditions;
•	unemployment trends and salaries and wage rates;

•	energy costs, which affect gasoline and home heating prices;
•	the level of consumer debt;
•	consumer credit availability;
•	real estate values and foreclosure rates;
•	consumer confidence in future economic conditions;
•	interest rates;
•	health care costs;
•	tax rates and policies; and
•	war, terrorism, other hostilities and security concerns.

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

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business. Our success and growth is partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our website. Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. Our inability to accurately predict our consumers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results.

Our failure to identify fashion trends could result in lower sales, higher markdowns and lower gross profits. Our success depends upon our ability to anticipate and react to the fashion tastes of our customers and provide merchandise that satisfies consumer demand. Our failure to anticipate, identify or react appropriately to changes in consumer fashion preferences may result in lower sales, higher markdowns to reduce excess inventories and lower gross profits. Conversely, if we fail to anticipate or react to consumer demand for our products, we may experience inventory shortages, which would result in lost sales and could negatively affect our customer goodwill, our brand image and our profitability. Moreover, our business relies on continuous changes in fashion preferences. Stagnating consumer preferences could also result in lower sales and would require us to take higher markdowns to reduce excess inventories.

A failure to increase sales at our existing stores may adversely affect our stock price and affect our results of operations. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;
•	timing of holidays including sales tax holidays;
•	general regional and national economic conditions;
•	inclement weather and/or unseasonable weather patterns;
•	consumer trends, such as less disposable income due to the impact of higher prices on consumer goods;
•	fashion trends;
•	changes in our merchandise mix;
•	our ability to efficiently distribute merchandise;

•	timing and type of, and customer response to, sales events, promotional activities or other advertising;
•	the effectiveness of our inventory management;
•	new merchandise introductions; and
•	our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

We would be adversely affected if our distribution or information technology operations were disrupted. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana. Virtually all merchandise received by our stores and our third party fulfillment agent for our e-commerce orders is and will be shipped through our distribution center. During fiscal 2014, we plan to begin fulfilling our e-commerce orders from our own distribution center in addition to a percentage of our store locations and suspend utilization of a third party fulfillment agent for our e-commerce orders. Our corporate computer network is essential to our distribution process. If our distribution center is shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, as well as certain cyber security incidents, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters, we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation. We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees. The collection and use of this information is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts. Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect our reputation, as well as our operations and financial results, and could result in litigation or regulatory action against us or the imposition of costs, fines or other penalties. As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions in business and increased costs. We outsource some of our business processes to third party vendors. We make a diligent effort to ensure that all providers of these outsourced services are observing proper internal control practices; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or our inability to arrange for alternative providers on favorable terms in a timely manner could disrupt our business, increase our costs or otherwise adversely affect our business and our financial results.

Failure to maintain positive brand perception and recognition could have a negative impact on our business. Maintaining a good reputation is critical to our business.  The considerable expansion in the use of social media over recent years has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to any incidents negatively impacting our reputation, we may suffer declines in customer loyalty and traffic and we may experience vendor relationship issues and other issues, all of which could negatively affect our financial results.

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our growth strategy and meet our other liquidity needs. In fiscal 2014, capital expenditures are expected to range from $32 million to $34 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs and increased utilization of letters of credit. If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. We launched our e-commerce business during the third quarter of 2011, selling shoes and related accessories through our website at www.shoecarnival.com. Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers and our third party fulfillment agent, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers, over which we have no control, could have a material adverse effect on our e-commerce business. During fiscal 2014, we plan to begin fulfilling our e-commerce orders from our own distribution center in addition to a percentage of our store locations and suspend utilization of a third party fulfillment agent for our e-commerce orders. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. There can be no assurance that our e-commerce operations will achieve growing sales and profitability.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, Bangladesh, Brazil, Europe and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor, product safety or other laws by one of our vendors could have an adverse effect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;
•	problems with oceanic shipping, including shipping container shortages and piracy;
•	economic crises and international disputes;
•	currency exchange rate fluctuations;
•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
•	import duties, import quotas and other trade sanctions;
•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•	compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing and environmental requirements.

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations. We intend to open new stores as a part of our growth strategy. We may not be able to open all of the new stores contemplated by our growth strategy and the new stores that we open may not be as profitable as existing stores.

The complexity of our operations and management responsibilities will increase as we grow. Our growth strategy requires that we continue to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we open new stores, we may be unable to hire a sufficient number of qualified store personnel or successfully integrate the new stores into our business.

The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•	our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;
•	the acceptance of the Shoe Carnival concept in new markets;
•	our ability to provide adequate distribution to support growth;
•	our ability to source sufficient levels of inventory to meet the needs of new stores;
•	particularly in new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective brand recognition;
•	the availability of financing for capital expenditures and working capital requirements;
•	our ability to improve costs and timing associated with opening new stores; and
•	the impact of new stores on sales or profitability of existing stores in the same market.

Due to the risks involved, we may be unable to open new stores at the rates expected. If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2013, two branded suppliers, Nike USA, Inc. and Skechers USA, Inc., collectively accounted for over 38% of our net sales. Nike USA, Inc. accounted for over 28%of our net sales and Skechers USA, Inc. accounted for approximately 10%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

Our quarterly operating results will fluctuate due to seasonality and other factors. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Other factors that may affect our quarterly results of operations include:

•	fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the effectiveness of our inventory management;
•	weather conditions;
•	changes in general economic conditions and consumer spending patterns; and
•	actions of competitors or co-tenants.

We have three distinct peak selling periods: Easter, back-to-school and Christmas. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability. Our operating results depend significantly upon the sales generated during these periods.

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

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may result in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources. We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our business. Our success depends largely on the continued service of our executive management team. Our business would be adversely affected if we fail to adequately plan for the succession and retention of our executive management team. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and we have employment agreements with certain key executive officers, these plans and agreements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis.

Furthermore, our strategy requires us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. The ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and minimum wage legislation and changing demographics. If we are unable to attract and retain quality sales associates and management, the ability to meet growth goals or to sustain expected levels of profitability may be compromised.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together own approximately 24.6%of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Restated Articles of Incorporation and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, super majority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

ITEM 1B.	Unresolved staff comments

None.

ITEM 2.	PROPERTIES

We lease all existing stores and intend to lease all future stores. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 51% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state and Puerto Rico as of February 1, 2014:

State/Territory		State/Territory
Alabama	11	Montana	3
Arkansas	10	North Carolina	21
Arizona	5	North Dakota	3
Colorado	3	Nebraska	2
Florida	24	Ohio	20
Georgia	16	Oklahoma	7
Idaho	4	Pennsylvania	10
Iowa	11	Puerto Rico	7
Illinois	27	South Carolina	12
Indiana	22	South Dakota	2
Kansas	3	Tennessee	19
Kentucky	12	Texas	47
Louisiana	12	Utah	8
Michigan	8	Virginia	10
Missouri	21	Wisconsin	2
Mississippi	7	West Virginia	5
		Wyoming	2
		Total Stores	376

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

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. We cannot provide assurance as to the ultimate outcome of any litigation involving us. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business. On October 31, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of Illinois (the “District Court”) captioned Nicaj v. Shoe Carnival, Inc. The complaint alleged that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (FACTA), which amended the Fair Credit Reporting Act, by printing the month of the expiration date of our customers’ credit cards on transaction receipts. The plaintiff sought, among other things, the designation of this action as a class action, an award of monetary damages of between $100 and $1,000 per violation, counsel fees and costs, and such other relief as the court deemed appropriate.

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. The Court of Appeals has set a briefing schedule that requires plaintiff’s opening brief be filed no later than May 7, 2014. At this time, we cannot reasonably estimate the possible loss or range of loss that may result from this claim. There can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993. As of April 4, 2014, there were approximately 164 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2013.

The quarterly intraday high and low trading prices, in addition to dividends per share, were as follows:

Fiscal 2013	High	Low	Dividends Per Share

First Quarter	$21.80	$18.98	$0.06	(1)
Second Quarter	27.21	20.16	0.06
Third Quarter	27.99	24.35	0.06
Fourth Quarter	29.75	23.59	0.06

Fiscal 2012

First Quarter	$22.61	$16.40	$0.00
Second Quarter	23.58	19.05	0.05	(2)
Third Quarter	24.66	20.80	0.05
Fourth Quarter	23.83	18.80	1.05	(3)

(1)	In March 2013, our Board of Directors increased our quarterly cash dividend to $0.06 per share.

(2)	In June 2012, our Board of Directors declared our first-ever quarterly cash dividend of $0.05 per share.

(3)	In December 2012, our Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share and a special cash dividend of $1.00 per share.

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

Cash Dividends

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. The lenders under our credit agreement consented to the payment of the special cash dividend in December 2012, which was in excess of the amount of dividends otherwise permitted to be made under our credit agreement.

On March 17, 2014, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2014. The quarterly cash dividend of $0.06 per share will be paid on April 21, 2014 to shareholders of record as of the close of business on April 7, 2014.

Issuer Purchases of Equity Securities

Throughout fiscal 2013, we issued treasury shares to employees for the exercise of stock options and for the issuance of restricted stock awards. We also repurchased 46,024 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2014. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 1, 2014, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2013:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs

November 3, 2013 to November 30, 2013	0	$0.00	0	$20,325,000
December 1, 2013 to January 4, 2014 (1)	1,607	$27.59	0	$20,325,000
January 5, 2014 to February 1, 2014(1)	114	$24.42	0	$20,325,000
	1,721		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The Board of Directors has subsequently extended the date of termination until December 31, 2014.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2013	2012	2011	2010	2009
Income Statement Data:
Net Sales	$884,785	$854,998	$762,534	$739,189	$682,422
Cost of sales (including buying, distribution and occupancy costs)	625,468	597,521	537,681	517,650	488,816
Gross Profit	259,317	257,477	224,853	221,539	193,606
Selling, general and administrative expenses	215,650	208,983	182,716	179,154	168,476
Operating income	43,667	48,494	42,137	42,385	25,130
Interest income	(12)	(32)	(79)	(165)	(39)
Interest expense	173	273	266	258	174
Income before income taxes	43,506	48,253	41,950	42,292	24,995
Income tax expense	16,635	18,915	15,568	15,471	9,829
Net income	$26,871	$29,338	$26,382	$26,821	$15,166

Net income per share:
Basic	$1.33	$1.44	$1.32	$1.41	$0.81
Diluted	$1.32	$1.43	$1.31	$1.37	$0.80

Weighted average shares:
Basic	19,926	19,911	19,524	19,085	18,770
Diluted	19,947	19,972	19,694	19,587	18,990

Dividends declared per share	$0.24	$1.15	$0.00	$0.00	$0.00

Selected Operating Data:
Stores open at end of year	376	351	327	314	311
Square footage of store space at year end (000’s)	4,147	3,823	3,554	3,390	3,372
Average sales per store (000’s)(2)	$2,425	$2,478	$2,390	$2,384	$2,219
Average sales per square foot (2)	$221	$227	$221	$221	$204
Comparable store sales (2)(3)	0.0%	4.5%	0.7%	8.2%	3.5%
Balance Sheet Data:
Cash and cash equivalents	$48,253	$45,756	$70,602	$60,193	$44,168
Total assets	$436,851	$407,196	$386,562	$345,145	$311,641
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$316,872	$292,368	$283,684	$254,343	$221,829

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2013, 2012, 2011, 2010, and 2009 relate respectively to the fiscal years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011, and January 30, 2010. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data for fiscal 2012 has been adjusted to a comparable 52-week period ended January 26, 2013. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013 compares the 52-week period ended February 1, 2014 to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compares the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting with fiscal 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 370 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,800 pairs of shoes in four general categories - women’s, men’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all categories with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers that are new to Shoe Carnival, in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2013, 2012 and 2011 relate respectively to the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013, in this Annual Report on Form 10-K and in our other public disclosures, compares the 52-week period ended February 1, 2014 to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compares the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

Executive Summary

Fiscal 2013

Our business was presented with two significant sales challenges during fiscal 2013 – recurring unseasonable weather patterns and a primary consumer faced with continuing economic uncertainty. While the challenging winter weather experienced by much of the United States during December and January is likely the most memorable, we also experienced a slow start to our first quarter due to unseasonably colder, wetter weather. This negatively affected the early sales of seasonal footwear and athletic shoes and led to a decline in comparable store sales for the first quarter.

The sale of spring and summer product fortunately escalated as more seasonable weather patterns materialized with women’s non-athletic and children’s footwear serving as primary drivers of our second quarter comparable store sales gains. This momentum continued into August; however, with the negative press surrounding the debt ceiling and the subsequent government shutdown, along with warm weather patterns throughout our geographic footprint, customer traffic in September declined sharply, which in turn negatively affected our sales. The combined arrival of cooler fall weather in October and the government re-opening helped reverse the negative third quarter trends resulting in us achieving slightly less than a 1% comparable store sales gain for the third quarter.

November was a strong sales month for us, with strong boot sales driving our comparable store sales gain. However, as we entered December, we experienced double-digit traffic declines, which moderated slightly around the holiday and then returned through the balance of fiscal 2013 as bitter cold weather and continuing economic uncertainty plagued our customer. Despite the challenges presented by the fluctuations in consumer demand, we were able to manage our inventories and hold selling, general and administrative expenses flat as a percentage of sales to the prior fiscal year. Our net sales gains for fiscal 2013 were driven by sales at the 63 new stores opened since the beginning of fiscal 2012. Comparable store sales for the 52-week period ended February 1, 2014 were flat compared to the 52-week period ended February 1, 2013.

Notwithstanding these challenges, we remained focused on building on the solid foundation of our brand and made considerable investment of internal resources along with engaging third-party resource assistance to move forward on a number of key initiatives:

•	Throughout fiscal 2013, analysis was undertaken to drill deeper into the specifics of who our customer is, what drives their purchase decisions, and how we can better communicate with them and thus ultimately capture a greater proportion of their discretionary spending dollars.

•	As a result of our continuing market expansion, we decided to modify our marketing strategy and implement a new national cable television advertising strategy. The campaign will launch in April 2014 and is intended to leverage national cable television to increase our brand awareness in existing, new and future markets.

•	We transitioned to new leadership for our e-commerce initiative and moved forward on key initiatives including enhancements to our site to maximize conversion and traffic; enhancements to our mobile experience to keep pace with our growing mobile and tablet customer base; and the exploration of opportunities to use mobile technology to engage our customers while shopping our Shoe Carnival stores. Although our e-commerce operations are not at this time material in relation to our net sales, we believe in e-commerce represents a valuable long-term sales growth vehicle for us.

•	Through a focused effort on enrollment at the point-of-sale, our Shoe Perks rewards program membership doubled, with purchases from Shoe Perks members increasing to 20% of our net sales for fiscal 2013. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

•	During fiscal 2013, we renewed our focus on growing our women’s category at a rate higher than the balance of our other footwear categories. We believe that development of new brand relationships will play a vital role in achieving this goal, and we were able to successfully introduce a number of better brands into our fall 2013 women’s assortment.

•	During the fall of fiscal 2013, we moved forward on a project to implement sales forecasting and market optimization software to support our work related to the selection of store locations. We made significant progress on this project and anticipate implementing the software during the first quarter of fiscal 2014.

We opened 32 new stores, completed nine relocations and closed seven stores during fiscal 2013. Approximately 80% of these new store locations served to fill-in certain under-penetrated markets with additional stores, with the goal of increasing the performance of the overall market. The remaining 20% of our new store openings were in seven new smaller markets. We continued reinvestment in our existing brick-and-mortar store base, focusing on in-store graphics, including signage updates to focal walls and end-caps. Additionally, we remodeled approximately 9% of our stores.

Fiscal 2014

In fiscal 2014, we continue to remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. For fiscal 2014, we expect to open approximately 30 to 35 stores. Our planned new store expansion includes locations serving to fill-in existing markets as well as locations in three new major markets – Buffalo, Detroit and Miami. During fiscal 2014,we also plan to continue to reinvest in our existing brick-and-mortar store base, focusing on in-store graphics, including signage updates to focal walls and end-caps. Dependent upon successful lease negotiations, we plan to remodel approximately 30 stores during the fiscal year.

Select fiscal 2013 initiatives will remain a predominant focus in fiscal 2014, including:

•	Our new national cable television advertising strategy, which kicks off in April 2014,is intended to leverage national cable television to increase our brand awareness in existing, new and future markets.

•	During fiscal 2014, we will continue our evolution of the omni-channel shopping experience for our customer and plan to begin fulfilling our e-commerce orders from our own distribution center in addition to a percentage of our store locations and suspend utilization of a third party fulfillment agent for our e-commerce orders.

•	Growing our Shoe Perks membership will remain a priority, with a fiscal 2014 goal of doubling our membership from the end of fiscal 2013.

•	We plan to fund the delivery of a meaningful assortment of our new women’s better brands through out fiscal 2014 and will continue to work toward our long-term goal of having our women’s category represent 30% of our business.

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

Merchandise Inventories– Our merchandise inventories are stated at the lower of cost or market (LCM) as of the balance sheet date and consist primarily of dress, casual and athletic footwear for women, men and children. The cost of our merchandise is determined using the first-in, first-out valuation method (FIFO). For determining market value, we estimate the future demand and related sale price of merchandise in our inventory. The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of February 1, 2014 and February 2, 2013 totaled $284.8 million and $272.3 million, respectively, representing approximately 65%and 67% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of February 1, 2014 and February 2, 2013 totaled $90.2 million and $77.4 million, respectively, representing approximately 21%and 19% of total assets. From our evaluations performed during fiscal 2013 and fiscal 2012, we recorded impairments of long-lived assets of $947,000 and $425,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves–We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 1, 2014 and February 2, 2013, our self-insurance reserves totaled $2.9 million and $2.5 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate. Significant judgment is required in determining our annual tax expense and evaluating our tax positions. As a part of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, deferred lease incentives and stock-based compensation. Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2013	2012	2011
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.7	69.9	70.5
Gross profit	29.3	30.1	29.5
Selling, general and administrative expenses	24.4	24.4	24.0
Operating income	4.9	5.7	5.5
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	4.9	5.7	5.5
Income tax expense	1.9	2.3	2.0
Net income	3.0%	3.4%	3.5%

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Comparable store sales for the periods indicated below include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting in fiscal 2013.

2013 Compared to 2012

Net Sales

Net sales increased $29.8 million to $884.8 million for fiscal 2013, a 3.5% increase, from net sales of $855.0 million for fiscal 2012. Of the $29.8 million increase in net sales, the 63 new stores we opened since the beginning fiscal 2012 contributed an additional $51.4 million in sales. These increases were partially offset by a $5.5 million decline in sales within our comparable store base along with the loss of $5.4 million in sales from the fourteen stores closed since the beginning of fiscal 2012. Similar to other retailers, we follow the retail calendar, which included an extra week in the fourth quarter of fiscal 2012 (the 53rd week). The loss of this one week of sales in fiscal 2013 negatively affected our net sales comparison, as approximately $10.7 million in net sales were recorded for this extra week in fiscal 2012. Comparable store sales for the 52-week period ended February 1, 2014 remained flat as compared to the 52-week period ended February 2, 2013.

Gross Profit

Gross profit increased $1.8 million to $259.3 million in fiscal 2013. The gross profit margin in fiscal 2013 decreased to 29.3% from 30.1% in the prior fiscal year. Our merchandise margin decreased 0.4% while buying, distribution and occupancy costs, as a percentage of sales, increased 0.4%. Buying, distribution and occupancy costs increased approximately $6.3 million during fiscal 2013 as compared to the prior fiscal year primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.7 million in fiscal 2013 to $215.7 million. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $10.6 million of expense during fiscal 2013, as compared to the prior fiscal year, in the operation of new stores. This increase was net of expense reductions for stores that have closed since the beginning of fiscal 2012.

•	Incentive compensation, inclusive of stock-based compensation, decreased $4.5 million in fiscal 2013 as compared to fiscal 2012 when our financial performance drove material increases in performance-based compensation.

•	In connection with his retirement, we paid a one-time retirement and severance payment of $1.4 million to our former President and Chief Executive Officer in October 2012, which was included as incentive compensation in selling, general and administrative expenses. Also included were incentive compensation expense reductions of approximately $154,000 in fiscal 2012 to reflect the forfeiture of certain of his non-vested restricted stock awards.

In fiscal 2013, pre-opening costs included in selling, general and administrative expenses were $2.1 million, or 0.2% as a percentage of sales, as compared to $2.7 million, or 0.3% as a percentage of sales, for fiscal 2012. We opened 32 stores during fiscal 2013 at an average cost of $66,000 as compared to 31 stores last year at an average cost of $88,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. The decrease in the average expenditures per new store was primarily the result of decreases in the expenditures for onsite training and support and advertising.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2013 was $1.2 million or 0.1% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close a store in fiscal 2014. The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2012 was $646,000, or 0.1% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for fiscal 2013 was 38.2% as compared to 39.2% for fiscal 2012. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in our effective tax rate between comparative periods was primarily due to the non-deductible portion of compensation attributable to the retirement of our former President and Chief Executive Officer during fiscal 2012.

2012 Compared to 2011

Net Sales

Net sales increased $92.5 million to $855.0 million for fiscal 2012, a 12.1% increase over net sales for fiscal 2011. Similar to other retailers, we follow the retail reporting calendar, which included an extra week in the fourth quarter of fiscal 2012 (the 53rd week). Net sales of approximately $10.7 million were recorded for this extra week. Of our $92.5 million increase in net sales, the 48 stores opened during fiscal 2011 and fiscal 2012 and our e-commerce operation contributed $59.0 million. Sales increased within our comparable store base by approximately $42.5 million. Comparable store sales for the 52-week period ended January 26, 2013 increased 4.5%, driven by an increase in the average unit selling price of our footwear, which was partially offset by a decline in the number of footwear units sold. These sales increases were partially offset by a decline in sales of $9.1 million from the 11 stores closed during fiscal 2011 and fiscal 2012.

Gross Profit

Gross profit increased $32.6 million to $257.5 million in fiscal 2012. The gross profit margin in fiscal 2012 increased to 30.1% from 29.5% in fiscal 2011. Our merchandise margin increased 0.4% while buying, distribution and occupancy costs, as a percentage of sales, decreased 0.2%. Buying, distribution and occupancy costs increased approximately $8.0 million during fiscal 2012 as compared to fiscal 2011 primarily as a result of the operation of additional store locations. However, our sales gain enabled us to leverage these costs by 0.2% as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.3 million in fiscal 2012 to $209.0 million. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $17.1 million of expense during fiscal 2012, as compared to fiscal 2011, in the operation of new stores and our e-commerce initiative. This increase was net of expense reductions for stores that closed during fiscal 2011 and fiscal 2012.

•	Incentive compensation, inclusive of stock-based compensation, increased $5.2 million in fiscal 2012 as compared to fiscal 2011 primarily due to our improved financial performance.

•	In connection with his retirement, we paid a one-time retirement and severance payment of $1.4 million to our former President and Chief Executive Officer in October 2012, which was included as incentive compensation in selling, general and administrative expenses. Also included were incentive compensation expense reductions of approximately $154,000 in fiscal 2012 to reflect the forfeiture of certain of his non-vested restricted stock awards.

•	We experienced a year-over-year increase in self-insured health care costs of $1.8 million in fiscal 2012 as compared to fiscal 2011. Costs related to our self-insured health care programs are subject to a significant degree of volatility, especially as it relates to the frequency of catastrophic claims. Consequently, we are subject to a risk of material variances between reporting periods.

In fiscal 2012, pre-opening costs included in selling, general and administrative expenses were $2.7 million, or 0.3% as a percentage of sales, as compared to $1.2 million, or 0.2% as a percentage of sales, for fiscal 2011. We opened 31 stores during fiscal 2012 as compared to 17 stores in fiscal 2011. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2013	2012	2011

Net income	$26,871	$29,338	$26,382
Depreciation and amortization	17,428	15,955	14,450
Deferred income taxes	(721)	(3,347)	3,040
Lease incentives	8,112	7,189	5,903
Changes in operating assets and liabilities	(17,950)	(27,396)	(20,891)
Other operating activities	4,880	4,111	1,991
Net cash provided by operating activities	38,620	25,850	30,875
Net cash used in investing activities	(30,766)	(25,777)	(21,155)
Net cash (used in) provided by financing activities	(5,357)	(24,919)	689
Net increase (decrease) in cash and cash equivalents	$2,497	$(24,846)	$10,409

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $38.6 million in fiscal 2013 as compared to $25.9 million in fiscal 2012. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $264.9 million at February 1, 2014 from $246.0 million at February 2, 2013. The current ratio was 4.4 at February 1, 2014 and 4.0 at February 2, 2013.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2013, we expended $31.0 million for the purchase of property and equipment, of which $26.3 million was for construction of new stores, remodeling and relocations. During fiscal 2012, we expended $26.0 million for the purchase of property and equipment, of which $21.5 million was for construction of new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Since fiscal 2008, no stock options have been issued. The number and value of stock options remaining outstanding as of the end of fiscal 2013 will not result in a material amount of cash inflows when exercised.

During fiscal 2013, net cash used in financing activities was $5.4 million as compared to net cash used in financing activities of $24.9 million during fiscal 2012. The decrease in cash used in financing activities was primarily attributable to the $1.00 per share special cash dividend declared and paid in December 2012, which was not repeated in fiscal 2013.

Store Openings and Closings –Fiscal 2013

In fiscal 2013, we opened 32 new stores. On a per-store basis, the initial inventory investment for stores opened in the continental United States averaged $652,000, capital expenditures averaged $357,000 and lease incentives received from landlords averaged $123,000. On a per-store basis, the initial inventory investment for our new stores in Puerto Rico averaged $903,000, capital expenditures averaged $1.1 million and lease incentives received from landlords averaged $334,000.

Pre-opening expenses, including rent, freight, advertising, salaries and supplies, totaled approximately $3.4 million for fiscal 2013, or an average of $107,000 per store. During fiscal 2012 we opened 31 new stores and expended $4.1 million, or an average of $133,000 per store. The decrease in the average expenditures per new store was primarily the result of decreases in pre-opening freight, onsite training and support and advertising.

We closed seven stores during both fiscal 2013 and fiscal 2012, expending approximately $375,000 in each fiscal year. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Capital Expenditures – Fiscal 2014

Capital expenditures are expected to be $32 million to $34 million in fiscal 2014. Of our total capital expenditures, between $15.5 million and $17.9 million is expected to be used for new store construction, $828,000 will be used for store relocations and $7.5 million will be used to remodel approximately 8% of our existing store base. Lease incentives to be received from landlords are expected to be approximately $8.0 million to $9.0 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2014

Our current store prototype for stores located in the continental United States uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital invested in these fiscal 2014 new stores is expected to average approximately $463,000 with landlord incentives averaging $209,000. The average initial inventory investment is expected to range from $483,000 to $670,000 depending on the size and sales expectation of the store and the timing of the new store opening. Our new stores opening in Puerto Rico in fiscal 2014 are expected to be slightly larger with an initial inventory investment of up to $867,000. Capital invested in our Puerto Rican stores is expected to average $1.1 million with landlord incentives averaging $287,000. During fiscal 2014, we anticipate opening between 30 and 35 new stores and relocating three store locations.

Pre-opening expenses, such as rent, freight, advertising, salaries and supplies, are expected to average approximately $137,000 per store in fiscal 2014. This represents an increase of $30,000 over our average fiscal 2013 expenditure and is primarily the result of an increase in pre-opening rent, freight, onsite training and support and advertising.

As we enter fiscal 2014, we currently expect to close one store. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

Our Board of Directors approved the payment of our first-ever quarterly cash dividend to our shareholders during the second quarter of fiscal 2012. The initial dividend was followed by the approval and payment of two additional quarterly dividends during fiscal 2012, each in the amount of $0.05 per share of common stock. Additionally, our Board of Directors approved the payment of a special cash dividend of $1.00 per share of common stock during December 2012. In fiscal 2013,four quarterly cash dividends, each in the amount of $0.06 per share, were approved and paid. In total during fiscal 2013 and fiscal 2012, we returned $4.9 million and $23.5 million, respectively, in cash to our shareholders through our quarterly and special dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of dividends as long as the dividends distributed do not exceed 30% of our consolidated net income for the preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. The lenders under our credit agreement consented to the payment of the special cash dividend in December 2012, which was in excess of the amount of dividends otherwise permitted to be made under our credit agreement.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2014. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 1, 2014, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at February 1, 2014 was $20.3 million.

Contractual Obligations

Significant contractual obligations as of February 1, 2014 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2014	2015& 2016	2017& 2018	2019 and after
Letters of credit	$3,298	$3,298	$—	$—	$—
Operating leases	423,910	56,132	113,075	102,377	152,326
Purchase commitments	323,957	323,231	648	78	—
Deferred compensation	8,233	28	—	—	8,205
Total contractual obligations	$759,398	$382,689	$113,723	$102,455	$160,531

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth.

We were in compliance with these covenants as of February 1, 2014. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $3.3 million at February 1, 2014. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes. As of February 1, 2014, $46.7 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2019 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 5 – “Long-Term Debt”, Note 6 – “Leases”, Note 7 – “Income Taxes” and Note 8 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the normal course of business, including leases for stores and equipment, we have not entered into any off-balance sheet arrangements during fiscal 2013 or fiscal 2012. See Note 6 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion of our lease obligations.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability. Our operating results depend significantly upon the sales generated during these periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2013 or fiscal 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Shoe Carnival, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 10, 2014

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 1, 2014	February 2, 2013
Assets
Current Assets:
Cash and cash equivalents	$48,253	$45,756
Accounts receivable	4,337	2,152
Merchandise inventories	284,801	272,282
Deferred income taxes	1,208	2,914
Other	3,916	4,918
Total Current Assets	342,515	328,022
Property and equipment – net	90,193	77,364
Deferred income taxes	3,426	999
Other noncurrent assets	717	811
Total Assets	$436,851	$407,196

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$62,671	$65,026
Accrued and other liabilities	14,988	16,995
Total Current Liabilities	77,659	82,021
Deferred lease incentives	24,430	18,426
Accrued rent	9,224	7,475
Deferred compensation	8,232	6,412
Other	434	494
Total Liabilities	119,979	114,828

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,482,185 and 20,464,590 shares issued, respectively	205	205
Additional paid-in capital	66,600	66,533
Retained earnings	250,070	228,113
Treasury stock, at cost, 114 and 124,224 shares, respectively	(3)	(2,483)
Total Shareholders’ Equity	316,872	292,368
Total Liabilities and Shareholders’ Equity	$436,851	$407,196

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 1, 2014	February 2, 2013	January 28, 2012

Net sales	$884,785	$854,998	$762,534
Cost of sales (including buying, distribution and occupancy costs)	625,468	597,521	537,681

Gross profit	259,317	257,477	224,853
Selling, general and administrative expenses	215,650	208,983	182,716

Operating income	43,667	48,494	42,137
Interest income	(12)	(32)	(79)
Interest expense	173	273	266

Income before income taxes	43,506	48,253	41,950
Income tax expense	16,635	18,915	15,568

Net income	$26,871	$29,338	$26,382

Net income per share:
Basic	$1.33	$1.44	$1.32
Diluted	$1.32	$1.43	$1.31

Weighted average shares:
Basic	19,926	19,911	19,524
Diluted	19,947	19,972	19,694

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Additional
	Common Stock			Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
January 29, 2011	20,483	(685)	$205	$68,765	$195,853	$(10,480)	$254,343
Stock option exercises		243		(1,449)		3,913	2,464
Stock-based compensation income tax benefit				1,586			1,586
Employee stock purchase plan purchases		12		(12)		202	190
Restricted stock awards	(5)	212		(3,254)		3,254	0
Shares surrendered by employees to pay taxes on restricted stock		(173)				(3,219)	(3,219)
Stock-based compensation expense				1,938			1,938
Net income					26,382		26,382

Balance at January 28, 2012	20,478	(391)	205	67,574	222,235	(6,330)	283,684
Stock option exercises		233		(1,598)		3,817	2,219
Dividends paid ($1.15 per share)					(23,460)		(23,460)
Stock-based compensation income tax benefit				1,402			1,402
Employee stock purchase plan purchases		11		16		185	201
Restricted stock awards	(13)	244		(4,561)		4,561	0
Shares surrendered by employees to pay taxes on restricted stock		(2)				(41)	(41)
Purchase of common stock for treasury		(219)				(4,675)	(4,675)
Stock-based compensation expense				3,700			3,700
Net income					29,338		29,338

Balance at February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368
Stock option exercises	6	1		54		15	69
Dividends ($0.24 per share)					(4,914)		(4,914)
Stock-based compensation income tax benefit				199			199
Employee stock purchase plan purchases	5	5		113		96	209
Restricted stock awards	6	164		(3,322)		3,322	0
Shares surrendered by employees to pay taxes on restricted stock		(46)				(953)	(953)
Stock-based compensation expense				3,023			3,023
Net income					26,871		26,871
Balance at February 1, 2014	20,482	0	$205	$66,600	$250,070	$(3)	$316,872

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 1, 2014	February 2, 2013	January 28, 2012

Cash Flows From Operating Activities
Net income	$26,871	$29,338	$26,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,428	15,955	14,450
Stock-based compensation	3,295	4,049	2,135
Loss on retirement and impairment of assets	1,180	628	666
Deferred income taxes	(721)	(3,347)	3,040
Lease incentives	8,112	7,189	5,903
Other	405	(566)	(810)
Changes in operating assets and liabilities:
Accounts receivable	(2,135)	470	(971)
Merchandise inventories	(12,519)	(34,627)	(24,726)
Accounts payable and accrued liabilities	(4,158)	9,269	3,960
Other	862	(2,508)	846
Net cash provided by operating activities	38,620	25,850	30,875

Cash Flows From Investing Activities
Purchases of property and equipment	(30,966)	(25,977)	(21,260)
Proceeds from sale of property and equipment	0	0	5
Proceeds from note receivable	200	200	100
Net cash used in investing activities	(30,766)	(25,777)	(21,155)

Cash Flow From Financing Activities
Proceeds from issuance of stock	278	2,420	2,654
Dividends paid	(4,867)	(23,460)	0
Excess tax benefits from stock-based compensation	185	837	1,254
Purchase of common stock for treasury	0	(4,675)	0
Shares surrendered by employees to pay taxes on restricted stock	(953)	(41)	(3,219)
Net cash (used in) provided by financing activities	(5,357)	(24,919)	689
Net increase (decrease) in cash and cash equivalents	2,497	(24,846)	10,409
Cash and cash equivalents at beginning of year	45,756	70,602	60,193

Cash and Cash Equivalents at End of Year	$48,253	$45,756	$70,602

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$179	$270	$264
Cash paid during year for income taxes	$16,892	$22,793	$10,930
Capital expenditures incurred but not yet paid	$2,034	$1,562	$2,825

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2013, 2012, and 2011 relate respectively to the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $48.3 million at February 1, 2014 and $45.8 million at February 2, 2013. Credit and debit card receivables (which generally settle within three days) totaling $4.4 million and $4.7 million were included in cash equivalents at February 1, 2014 and February 2, 2013, respectively.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of February 1, 2014, and February 2, 2013, all invested cash was held in a money market account. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of February 1, 2014 and February 2, 2013 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of February 1, 2014 and February 2, 2013 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for these periods. See Note 3 – “Fair Value Measurements” for further discussion.

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or market (LCM) using the first-in, first-out (FIFO) method. For determining market value, we estimate the future demand and related sale price of merchandise contained in

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of $947,000, $425,000 and $338,000 in fiscal years 2013, 2012 and 2011, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 1, 2014 and February 2, 2013, our self-insurance reserves totaled $2.9 million and $2.5 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $37.6 million, $37.4 million and $33.5 million in fiscal years 2013, 2012 and 2011, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on the fair value of the awards. Stock-based awards may include stock options, stock appreciation rights, and restricted stock awards under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. This discount represents the difference between the market price and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

We apply an estimated forfeiture rate in calculating the stock-based compensation expense for the period. Forfeiture estimates are adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

Segment Information

We have identified each retail store and our e-commerce store as individual operating segments. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers and economic characteristics.

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

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying consolidated statements of income.

	Fiscal Year Ended
	February 1, 2014			February 2, 2013			January 28, 2012
	(In thousands except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$26,871			$29,338			$26,382
Amount allocated to participating securities	(468)			(698)			(554)
Net income available for basic common shares and basic earnings per share	$26,403	19,926	$1.33	$28,640	19,911	$1.44	$25,828	19,524	$1.32

Diluted Earnings per Share:
Net income	$26,871			$29,338			$26,382
Amount allocated to participating securities	(468)			(698)			(554)
Adjustment for dilutive potential common shares	1	21		0	61		0	170
Net income available for diluted common shares and diluted earnings per share	$26,404	119,947	$1.32	$28,640	19,972	$1.43	$25,828	19,694	$1.31

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

The following table presents assets that are measured at fair value on a recurring basis at February 1, 2014 and February 2, 2013. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 1, 2014:
Cash equivalents – money market account	$10,2699	$0	$0	$10,269

As of February 2, 2013:
Cash equivalents– money market account	$5,2599	$0	$0	$5,259

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

During the fifty-two weeks ended February 1, 2014, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.4 million, resulting in an impairment charge of $947,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $883,000. During the fifty-three weeks ended February 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $425,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $328,000.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	February 1, 2014	February 2, 2013

Furniture, fixtures and equipment	$135,057	$124,511
Leasehold improvements	85,786	75,796
Total	220,843	200,307
Less accumulated depreciation and amortization	(130,650)	(122,943)
Property and equipment – net	$90,193	$77,364

Note 5 – Long-Term Debt

On April 10, 2013 we amended our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiated certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and, (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of February 1, 2014. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of February 1, 2014, there were $3.3 million in letters of credit outstanding and $46.7 million available to us for borrowing under the Credit Agreement.

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

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2025. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

We did not assign any store operating leases during fiscal 2013. The last two assignments of operating leases covering former store locations, which we assigned to third parties in prior years, expired during fiscal 2013. We have no potential amount of future payments that we could be required to make under any store operating lease assignments at February 1, 2014.

Rental expense for our operating leases consisted of:

(In thousands)	2013	2012	2011

Rentals for real property	$58,140	$53,832	$49,328
Contingent rent	189	189	156
Equipment rentals	83	110	113
Total	$58,412	$54,131	$49,597

Future minimum lease payments at February 1, 2014 were as follows:

(In thousands)	Operating Leases

2014	$56,132
2015	57,113
2016	55,962
2017	55,637
2018	46,740
Thereafter to 2025	152,326
Total	$423,910

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Note 7 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2013	2012	2011

Current:
Federal	$15,366	$19,581	$11,318
State	1,805	2,601	1,210
Puerto Rico	185	79	0
Total current	17,356	22,261	12,528

Deferred:
Federal	(139)	(2,692)	2,918
State	(138)	(304)	122
Puerto Rico	(444)	(350)	0
Total deferred	(721)	(3,346)	3,040

Total provision	$16,635	$18,915	$15,568

We realized a tax benefit of $199,000, $1.4 million and $1.6 million in fiscal years 2013, 2012 and 2011, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2013	2012	2011

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.8	4.8	2.1
Puerto Rico	(0.6)	(0.6)	0.0
Effective income tax rate	38.2%	39.2%	37.1%

We recorded $346,000, $162,000 and $328,000 in federal employment related tax credits in fiscal 2013, 2012 and 2011, respectively. Each of these credits reduced our effective tax rate in the respective years. For fiscal 2012, approximately 1.3% of the increase in our effective tax rate as compared to fiscal 2011 was due to the non-deductible portion of compensation attributable to the retirement of our former President and Chief Executive Officer. Additionally, in fiscal 2011 we recognized a decrease in our state and other tax rate due to favorable settlements with certain taxing authorities.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 1, 2014	February 2, 2013
Deferred tax assets:
Accrued rent	$3,543	$2,878
Accrued compensation	5,625	5,191
Accrued employee benefits	506	479
Inventory	411	916
Self-insurance reserves	593	494
Lease incentives	10,003	7,438
Net operating loss carry forward	449	359
Other	396	337
Total deferred tax assets	21,526	18,092

Deferred tax liabilities:
Depreciation	15,265	12,801
Capitalized costs	1,180	1,017
Puerto Rico net operating loss carry forward impact to federal taxes	444	350
Other	3	11
Total deferred tax liabilities	16,892	14,179
Net deferred tax asset	4,634	3,913
Less current deferred income tax benefit	(1,208)	(2,914)
Long-term deferred income taxes	$3,426	$999

At the end of fiscal 2013 we estimated state net operating loss carry forwards of $177,000 which expire between fiscal 2014 and fiscal 2023 and net operating loss carry forwards of $2.7 million for Puerto Rico which expire between fiscal 2022 and fiscal 2023. As of February 1, 2014, we had no available state tax credits that could be carried forward.

Our unrecognized tax liabilities presented below relate to tax years encompassing our fiscal years 1999 through 2013 for the tax years that remain subject to examination by major tax jurisdictions as of February 1, 2014. A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2013	2012	2011

Beginning balance	$69	$69	$693
Increases – tax positions in prior period	0	0	0
Decreases – tax positions in prior period	(69)	0	(339)
Gross increases – current period tax positions	0	0	0
Decreases related to settlements with taxing authorities	0	0	(285)
Ending balance	$0	$69	$69

As of February 1, 2014 we have recorded no unrecognized tax liabilities or related accrued penalties or interest in Other liabilities on the Consolidated Balance Sheets. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Note 8 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”). The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%. Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us. Contributions charged to expense were $599,000, $611,000, and $591,000 in fiscal years 2013, 2012, and 2011, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”). The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $10,000 in fiscal year 2013.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan,10,000, 11,000 and 12,500 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $209,000, $201,000 and $190,000 for fiscal years 2013, 2012 and 2011, respectively. At February 1, 2014, there were 126,009 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2013	2012	2011 (1)

Stock-based compensation expense before the recognized income tax benefit (2)	$37	$36	$34
Income tax benefit	$14	$14	$13

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.
(2)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $1.1 million, $867,000 and $432,000 for fiscal 2013, 2012 and 2011, respectively. The total deferred compensation liability at February 1, 2014 and February 2, 2013 was $8.2 million and $7.2 million, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

On April 27, 2012, we completed a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts referenced below give effect to the stock split and have been adjusted retroactively for all periods presented.

We have two stock-based compensation plans: the Outside Directors Stock Option Plan (the “Directors Plan”) and the 2000 Stock Option and Incentive Plan (the “2000 Plan”).

The Directors Plan was approved by our Board of Directors on March 4, 1999. The plan reserves for issuance 37,500 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants have been made under this plan since fiscal 2006, and it is currently the intention of the Board of Directors not to grant stock options under this plan in the future. At February 1, 2014, 16,500 shares of unissued common stock were reserved for possible future grants and there were 1,500 fully vested stock options outstanding under the Directors Plan.

The 2000 Plan was approved by our Board of Directors and shareholders effective June 8, 2000. On June 14, 2012, the 2000 Plan was amended to increase the number of shares reserved for issuance from 3,000,000 to 3,900,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock). The 2000 Plan was also amended to revise the provision governing the payment of dividends on shares of restricted stock. No further awards may be made under the 2000 Plan after the later of ten years from date of adoption, or ten years from the approval of any amendment. At February 1, 2014, there were 910,000 shares of unissued common stock reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant. Restricted stock awards issued to employees under the 2000 Plan are classified as either performance-based or service-based.  Performance-based restricted stock awards typically are granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date. Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  Service-based restricted stock awards typically are granted under one of three vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to date of grant; or (c) for our Directors, all restricted stock awards are issued to vest on January 2 of the year following the year of the grant. Non-vested performance-based restricted stock granted before June 14, 2012 and all shares of non-vested service-based restricted stock provide non-forfeitable rights to all dividends declared by the Company. Dividends on non-vested performance-based restricted stock granted after June 14, 2012 are subject to deferral until such times as the shares vest and are released.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2013	38,572	$9.21
Granted	0
Forfeited or expired	0
Exercised	(7,000)	9.91
Outstanding and exercisable at February 1, 2014	31,572	$9.05	2.73	$494

The following table summarizes information regarding options exercised:

(In thousands)	2013	2012	2011

Total intrinsic value (1)	$103	$2,473	$1,624
Total cash received	$69	$2,219	$2,464
Associated excess income tax benefits recorded	$28	$465	$399

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at February 1, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$7.63 – 10.36	31,572	2.73	$9.05	31,572	$9.05

The following table summarizes information regarding stock-based compensation expense recognized for non-vested options:

(In thousands)	2013	2012	2011(1)

Stock-based compensation expense before the recognized income tax benefit	$0	$0	$22
Income tax benefit	$0	$0	$8

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains. The total fair value at grant date of previously non-vested stock options that vested during fiscal year 2011 was $46,000.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2013	499,280	$18.84
Granted	222,300	20.85
Vested	(144,666)	18.18
Forfeited or expired	(51,655)	19.18
Restricted stock at February 1, 2014	525,259	$19.84

The total fair value at grant date of restricted stock awards that vested during fiscal 2013, 2012 and 2011 was $2.6 million, $160,000 and $6.5 million, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2012 and fiscal 2011 was $19.51 and $17.08, respectively. Of the 51,655 restricted stock awards that were forfeited or that expired during the current fiscal year, 33,905 shares were restricted stock awards that expired unvested, as the performance measure was not achieved. These awards represented the third tier of the restricted stock granted on March 13, 2007 that expired in the first quarter of fiscal 2013.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2013	2012	2011(1)

Stock-based compensation expense before the recognized income tax benefit	$2,985	$3,663	$1,882
Income tax benefit	$1,141	$1,436	$712

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

The $1.9 million of expense recognized in fiscal 2011 was comprised of compensation expense of $2.6 million offset by income of $716,000. The income was attributable to the fourth quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting. These performance based awards represent the third tier of the of the restricted stock granted on March 13, 2007 which expired unvested on March 31, 2013 as the performance measure was not achieved within the six-year period from the grant date.

As of February 1, 2014, there was approximately $6.0 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.7 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2013	123,750	$17.17
Granted	0	0.00
Forfeited	(4,000)	17.17
Exercised	(41,000)	17.17
Outstanding at February 1, 2014	78,750	$17.17	2.99
Exercisable at February 1, 2014	39,375	$17.17	2.99

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense is recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $4.66 as of February 1, 2014.

The fair value was estimated using a trinomial lattice model with the following assumptions:

February 1, 2014
Risk free interest rate yield curve	0.03% - 1.49%
Expected dividend yield	1.0%
Expected volatility	45.20%
Maximum life	2.99 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2013, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2013	2012	2011 (1)

Stock-based compensation expense before the recognized income tax benefit	$272	$349	$197
Income tax benefit	$104	$137	$74

(1)	Income tax benefit was calculated using an adjusted effective tax rate. The adjusted rate removes the tax effects from the favorable resolution of certain tax positions.

As of February 1, 2014, approximately $70,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Note 10 – Business Risk

We purchase merchandise from approximately 180 footwear vendors. In fiscal 2013, two suppliers each accounted for 10%or more of our net sales and together accounted for over 38% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. We cannot provide assurance as to the ultimate outcome of any litigation involving us. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business. On October 31, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of Illinois (the “District Court”) captioned Nicaj v. Shoe Carnival, Inc. The complaint alleged that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (FACTA), which amended the Fair Credit Reporting Act, by printing the month of the expiration date of our customers’ credit cards on transaction receipts. The plaintiff sought, among other things, the designation of this action as a class action, an award of monetary damages of between $100 and $1,000 per violation, counsel fees and costs, and such other relief as the court deemed appropriate.

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. The Court of Appeals has set a briefing schedule that requires plaintiff’s opening brief be filed no later than May 7, 2014. At this time, we cannot reasonably estimate the possible loss or range of loss that may result from this claim. There can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12 – Related Party Transactions

Our Chairman and principal shareholder and his son were previously shareholders of PL Footwear, Inc. Historically, PL Footwear, Inc. represented us, on a commission basis, as an import agent in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured. During fiscal 2012, PL Footwear, Inc. ceased operations. Commissions paid to PL Footwear, Inc. were $726,000 and $561,000 in fiscal years 2012 and 2011, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2013 and 2012 include results for 13 weeks except for the fourth quarter of 2012, which includes results for 14 weeks.

(In thousands, except per share data)

Fiscal 2013(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)

Net sales	$232,287	$216,417	$235,770	$200,311
Gross profit	68,613	62,511	71,011	57,182
Operating income	15,246	9,558	17,815	1,048
Net income	9,519	5,838	10,916	598
Net income per share – Basic(3)	$0.47	$0.29	$0.54	$0.03
Net income per share – Diluted(3)	$0.47	$0.29	$0.54	$0.03

Fiscal 2012(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

Net sales	$222,613	$182,207	$244,434	$205,744
Gross profit	68,539	52,329	76,435	60,174
Operating income	17,977	4,692	20,560	5,265
Net income	11,020	2,859	12,248	3,211
Net income per share – Basic (3)	$0.54	$0.14	$0.60	$0.13
Net income per share – Diluted (3)	$0.54	$0.14	$0.60	$0.13

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal year 2012 consisted of the 53 weeks ended February 2, 2013, while fiscal year 2013 consists of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2013 was shifted one week later compared to fiscal 2012. This one-week shift impacts our year-over-year sales comparisons due to seasonal sales influences.
(2)	The fourth quarter of fiscal 2013 included 13 weeks compared to 14 weeks in the fourth quarter of fiscal 2012.
(3)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method. Additionally, during the fourth quarter of fiscal 2012 there was a $0.03 reduction in earnings per diluted share due to the application of the two-class method of computing earnings per share in connection with the $1.00 per share special cash dividend paid in December 2012.

Note 14 – Subsequent Events

On March 17, 2014, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2014. The quarterly cash dividend of $0.06 per share will be paid on April 21, 2014 to shareholders of record as of the close of business on April 7, 2014.

Future declarations of dividends are subject to approval of the Board of Directors and will depend on the our results of operations, financial condition, business conditions and other factors deemed relevant by the Board of Directors.

SHOE CARNIVAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 28, 2012	$104	$83,816	$83,811	$109
Year ended February 2, 2013	$109	$94,379	$94,377	$111
Year ended February 1, 2014	$111	$97,399	$97,379	$131

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of

February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 1, 2014.

The Company’s internal control over financial reporting as of February 1, 2014 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 1, 2014, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Shoe Carnival, Inc.

Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 1, 2014 of the Company and our report dated April 10, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 10, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 1, 2014 and February 2, 2013

Consolidated Statements of Income for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

Consolidated Statements of Shareholders’ Equity for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

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

Shoe Carnival, Inc.

Date: April 10, 2014	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 10, 2014
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer, Chief	April 10, 2014
Clifton E. Sifford	Merchandising Officer and Director (Principal
Executive Officer)

/s/ James A. Aschleman	Director	April 10, 2014
James A. Aschleman

/s/ Kent A. Kleeberger	Director	April 10, 2014
Kent A. Kleeberger

/s/ Gerald W. Schoor	Director	April 10, 2014
Gerald W. Schoor

/s/ Joseph W. Wood	Director	April 10, 2014
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 10, 2014
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Senior Vice President – Controller and Chief	April 10, 2014
Kathy A. Yearwood	Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013

4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010

4-B	First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006

10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006

10-C*	Outside Directors Stock Option Plan	S-8	4.4	7/14/1999

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997

10-G*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011

10-H*	2000 Stock Option and Incentive Plan of Registrant, as amended	8-K	10-L	6/15/2012

10-I*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004

10-J*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004

10-K*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005

10-L*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012

INDEX TO EXHIBITS - Continued

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-M*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	6/13/13

10-N*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008

10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008

10-P*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-Q*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011

10-R*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	4/15/2013

10-S*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended				X

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Mark L. Lemond	8-K	10.1	12/17/2008

10-U*	Separation and Release Agreement, dated October 17, 2012, by and between Registrant and Mark L. Lemond	8-K	10.1	10/19/2012

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

