Form 10-Q
period 2014-05-03
SHOE CARNIVAL INC
filed 2014-06-12
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2014
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

Number of Shares of Common Stock, $.01 par value, outstanding at June 6, 2014 were 20,519,502.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current Assets:
Cash and cash equivalents	$41,254	$48,253	$34,122
Accounts receivable	2,848	4,337	2,525
Merchandise inventories	289,644	284,801	276,358
Deferred income taxes	1,029	1,208	2,959
Other	11,403	3,916	10,012
Total Current Assets	346,178	342,515	325,976
Property and equipment - net	93,524	90,193	80,154
Deferred income taxes	5,287	3,426	1,353
Other noncurrent assets	683	717	855
Total Assets	$445,672	$436,851	$408,338
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$54,231	$62,671	$53,037
Accrued and other liabilities	22,085	14,988	20,133
Total Current Liabilities	76,316	77,659	73,170
Deferred lease incentives	25,072	24,430	18,793
Accrued rent	9,618	9,224	7,881
Deferred compensation	8,759	8,232	7,101
Other	223	434	485
Total Liabilities	119,988	119,979	107,430
Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,672,834 shares, 20,482,185 shares and 20,466,660 shares issued, respectively	207	205	205
Additional paid-in capital	67,497	66,600	64,299
Retained earnings	257,980	250,070	236,404
Treasury stock, at cost, 0, 114 and 0 shares, respectively	0	(3)	0
Total Shareholders' Equity	325,684	316,872	300,908
Total Liabilities and Shareholders' Equity	$445,672	$436,851	$408,338

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Net sales	$235,770	$232,287
Cost of sales (including buying,
distribution and occupancy costs)	166,188	163,674

Gross profit	69,582	68,613
Selling, general and administrative expenses	54,373	53,367

Operating income	15,209	15,246
Interest income	(6)	(2)
Interest expense	42	50

Income before income taxes	15,173	15,198
Income tax expense	6,022	5,679

Net income	$9,151	$9,519

Net income per share:
Basic	$0.45	$0.47
Diluted	$0.45	$0.47

Weighted average shares:
Basic	19,960	19,877
Diluted	19,978	19,897

Cash dividends declared per share	$0.06	$0.06

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
(In thousands)	Issued	Treasury	Amount
Balance at February 1, 2014	20,482	0	$205	$66,600	$250,070	$(3)	$316,872
Stock option exercises	6			46			46
Dividends declared ($0.06 per share)					(1,241)		(1,241)
Stock-based compensation income tax benefit				44			44
Employee stock purchase plan purchases	2			44		6	50
Restricted stock awards	183		2	(5)		3	0
Shares surrendered by employees to pay taxes on restricted stock						(6)	(6)
Stock-based compensation expense				768			768
Net income					9,151		9,151
Balance at May 3, 2014	20,673	0	$207	$67,497	$257,980	$0	$325,684

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Cash Flows From Operating Activities
Net income	$9,151	$9,519
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	4,646	4,118
Stock-based compensation	786	957
Loss on retirement and impairment of assets	71	160
Deferred income taxes	(1,682)	(399)
Lease incentives	1,104	734
Other	26	407
Changes in operating assets and liabilities:
Accounts receivable	1,489	(373)
Merchandise inventories	(4,843)	(4,076)
Accounts payable and accrued liabilities	(7,730)	(13,718)
Other	(136)	(118)
Net cash provided by (used in) operating activities	2,882	(2,789)
Cash Flows From Investing Activities
Purchases of property and equipment	(8,794)	(6,935)
Net cash used in investing activities	(8,794)	(6,935)
Cash Flows From Financing Activities
Proceeds from issuance of stock	96	66
Dividends paid	(1,219)	(1,216)
Excess tax benefits from stock-based compensation	42	141
Shares surrendered by employees to pay taxes on restricted stock	(6)	(901)
Net cash used in financing activities	(1,087)	(1,910)
Net decrease in cash and cash equivalents	(6,999)	(11,634)
Cash and cash equivalents at beginning of period	48,253	45,756
Cash and Cash Equivalents at End of Period	$41,254	$34,122
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$41	$54
Cash (received) paid during period for income taxes	$(82)	$77
Capital expenditures incurred but not yet paid	$1,288	$1,694

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 3, 2014			May 4, 2013
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$9,151			$9,519
Amount allocated to participating securities	(155)			(188)
Net income available for basic common shares and basic earnings per share	$8,996	19,960	$0.45	$9,331	19,877	$0.47

Diluted Earnings per Share:
Net income	$9,151			$9,519
Amount allocated to participating securities	(155)			(188)
Adjustment for dilutive potential common shares	0	18		0	20
Net income available for diluted common shares and diluted earnings per share	$8,996	19,978	$0.45	$9,331	19,897	$0.47

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

Note 3 - Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, this guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We adopted the guidance in the first quarter of 2014. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data;
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at May 3, 2014,
February 1, 2014 and May 4, 2013. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 3, 2014:
Cash equivalents – money market account	$10,273	$0	$0	$10,273
As of February 1, 2014:
Cash equivalents– money market account	$10,269	$0	$0	$10,269
As of May 4, 2013:
Cash equivalents – money market account	$5,261	$0	$0	$5,261

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

There were no impairments of long-lived assets recorded during the thirteen-weeks ended May 3, 2014. During the fifty-two weeks ended February 1, 2014, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.4 million, resulting in an impairment charge of $947,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $883,000. During the thirteen-weeks ended May 4, 2013, long-lived assets held and used with a gross carrying amount of $779,000 were written down to their fair value of $667,000, resulting in an impairment charge of $112,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $4,000 and $9,000 before the income tax benefit of $3,000 for the thirteen-weeks ended May 3, 2014 and May 4, 2013, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2014	525,259	$19.84
Granted	192,800	26.05
Vested	(750)	22.53
Forfeited	(9,800)	20.76
Restricted stock at May 3, 2014	707,509	$21.52

The weighted-average grant date fair value of stock awards granted during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was $26.05 and $20.54, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2014 was $17,000. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2013 was $2.3 million.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Stock-based compensation expense before the recognized income tax benefit	$759	$931
Income tax benefit	$301	$348

As of May 3, 2014, approximately $10.3 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.5 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2014	78,750	$17.17
Granted	0	0.00
Forfeited	0	0.00
Exercised	(37,750)	17.17
Outstanding at May 3, 2014	41,000	$17.17	2.74

Exercisable at May 3, 2014	1,625	$17.17	2.74

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $4.63 as of May 3, 2014.

The fair value was estimated using a trinomial lattice model with the following assumptions:

May 3, 2014
Risk free interest rate yield curve	0.01% -1.67%
Expected dividend yield	1.0%
Expected volatility	39.61%
Maximum life	2.74 Years
Exercise multiple	1.38
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our historical quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Stock-based compensation expense before the recognized income tax benefit	$18	$17
Income tax benefit	$7	$6

As of May 3, 2014, approximately $52,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.75 years.

Note 6 – Commitments and Contingencies

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

Litigation - From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. We cannot provide assurance as to the ultimate outcome of any litigation involving us. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business. On October 31, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of Illinois (the “District Court”) captioned Nicaj v. Shoe Carnival, Inc. The complaint alleged that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (FACTA), which amended the Fair Credit Reporting Act, by printing the month of the expiration date of our customers’ credit cards on transaction receipts. The plaintiff sought, among other things, the designation of this action as a class action, an award of monetary damages of between $100 and $1,000 per violation, counsel fees and costs, and such other relief as the court deemed appropriate.

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. The Court of Appeals set a briefing schedule, under which the plaintiff filed his opening brief on May 7, 2014. We filed our response on June 6, 2014. At this time, we cannot reasonably estimate the possible loss or range of loss that may result from this claim. There can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States and Puerto Rico in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce business; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear; the resolution of litigation or regulatory proceedings in which we are or may become involved; and our ability to meet our labor needs while controlling costs. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our condensed consolidated financial statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 380 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same competitive pricing and excitement is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of May 3, 2014 and May 4, 2013 totaled $289.6 million and $276.4 million, respectively, representing approximately 65% and 68% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of May 3, 2014, and May 4, 2013, totaled $93.5 million and $80.2 million, respectively, representing approximately 21% and 20% of total assets. No impairment of long-lived assets was recorded in the first quarter of fiscal 2014. From our evaluation performed during the first quarter of fiscal 2013, we recorded an impairment of long-lived assets of $112,000. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of May 3, 2014, and May 4, 2013, our self-insurance reserves totaled $2.8 million and $2.7 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%

May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.5	70.5
Gross profit	29.5	29.5
Selling, general and
administrative expenses	23.0	22.9
Operating income	6.5	6.6
Interest (income) expense, net	0.0	0.0
Income before income taxes	6.5	6.6
Income tax expense	2.6	2.5
Net income	3.9%	4.1%

Executive Summary for First Quarter Ended May 3, 2014

We experienced a challenging start to the new fiscal year, due to unseasonable weather patterns experienced in a large number of our markets in addition to the continued economic uncertainty facing our consumer. Our $3.5 million net sales gain for the first quarter of fiscal 2014, as compared to the same period last year, was driven by our new stores as our comparable stores experienced lower year-over-year customer traffic, resulting in a 1.7% comparable store sales decline.

We remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. During the first quarter of fiscal 2014, we made progress on a number of our fiscal 2014 initiatives:

  Our new national cable television advertising strategy was launched in April 2014. This strategic initiative is intended to enhance our long-term growth plans, not only within our existing markets, but also to create name brand recognition with potential customers in new markets.

  We are continuing to evolve the omni-channel shopping experience for our customer. During the third quarter of fiscal 2014, we plan to begin fulfilling our e-commerce orders from our own distribution center and a percentage of our store locations and suspend utilization of a third party fulfillment agent for our e-commerce orders.

  Growing our Shoe Perks customer loyalty program membership remains a priority, and during the first quarter of fiscal 2014 we increased membership by approximately 800,000 members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the First Quarter Ended May 3, 2014

Net Sales

Net sales increased $3.5 million to $235.8 million during the first quarter of fiscal 2014, a 1.5% increase over the prior year's first quarter net sales of $232.3 million. Of this increase, $10.0 million was attributable to the sales generated by the 39 new stores we opened since the beginning of fiscal 2013. This increase was partially offset by a 1.7% decline in comparable store sales along with a loss in sales of $2.6 million from the eight stores closed since the beginning of fiscal 2013. While we achieved increases in conversion, average transaction and average units per transaction during the first quarter of fiscal 2014, as compared to the first quarter last year, we were unable to overcome the effects of low double-digit declines in comparable store traffic, which resulted in a comparable store sales decline.

Gross Profit

Gross profit increased to $69.6 million during the first quarter of fiscal 2014, as compared to gross profit of $68.6 million for the first quarter of fiscal 2013. The gross profit margin remained flat at 29.5%. The merchandise margin increased 0.5%. Buying, distribution and occupancy costs increased $1.5 million, or 0.5% as a percentage of sales, during the first quarter of fiscal 2014 as compared to the same period last year, primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million in the first quarter of fiscal 2014 to $54.4 million, or 23.0% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

  We incurred an additional $2.8 million of expense during the first quarter of fiscal 2014, as compared to the first quarter last year, to support our expanded store base. The increase in selling expenses was primarily due to increases in compensation and advertising expense.

  Incentive compensation, inclusive of stock-based compensation, decreased $936,000 in the first quarter of fiscal 2014 as compared to the same period last year. This decline was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the first quarter of fiscal 2014.

Pre-opening costs included in selling, general and administrative expenses were $453,000, or 0.2% as a percentage of sales, in the first quarter of fiscal 2014, as compared to $717,000 million, or 0.3% as a percentage of sales, in the first quarter last year. We opened seven stores in the first quarter of fiscal 2014 and 13 stores in the first quarter last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved. The decrease in expenditures between the comparative periods was primarily attributable to the opening of fewer stores during the first quarter of fiscal 2014.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2014 was 39.7% as compared to 37.4% for the same time period in fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The increase in the effective income tax rate between periods was primarily due to the expiration of certain tax credits no longer available to us in 2014 and the passage of new tax legislation in Puerto Rico.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $2.9 million in the first three months of fiscal 2014 as compared to net cash used by operating activities of $2.8 million in the first three months of fiscal 2013. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $269.9 million at May 3, 2014, from $252.8 million at May 4, 2013, and the current ratio was 4.5 at the end of both periods.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2014, we expended $8.8 million for the purchase of property and equipment, of which $7.5 million was for new stores, remodeling and relocations. During the first quarter of fiscal 2013, we expended $6.9 million for the purchase of property and equipment, of which $6.0 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Since fiscal 2008, no stock options have been issued. The number and value of stock options remaining outstanding as of the end of the first quarter of fiscal 2014 will not result in a material amount of cash inflows when exercised.

During the first three months of fiscal 2014, net cash used in financing activities was $1.1 million as compared to net cash used in financing activities of $1.9 million during the first quarter of fiscal 2013. The decrease in cash used in financing activities was primarily attributable to $901,000 of our common stock delivered to or withheld by us in the first quarter of fiscal 2013 in connection with employee payroll tax withholding upon the vesting of certain performance-based restricted stock awards.

Capital Expenditures

Capital expenditures for fiscal 2014, including actual expenditures during the first quarter, are expected to be between $33 million and $35 million. Approximately $18.9 million of our total capital expenditures are expected to be used for new stores and $8.3 million will be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2014, including actual amounts received during the first quarter, are expected to be approximately $8 to $9 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

In fiscal 2014, we anticipate opening between 30 and 35 new stores, of which seven were opened during the first quarter of fiscal 2014. Assuming we open 35 new stores, pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $4.6 million for fiscal 2014, or an average of $130,000 per store. During fiscal 2013, we opened 32 new stores and expended $3.4 million on pre-opening expenses, or an average of $107,000 per store. The anticipated increase in the average expenditures per new store is primarily the result of increases in pre-opening rent, freight, onsite training and support and advertising. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed one store during the first quarter of fiscal 2014. No stores were closed during the first quarter of fiscal 2013. Currently, we have no additional store closings scheduled for fiscal 2014. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On March 18, 2014, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The dividend of $0.06 per share was paid on April 21, 2014 to shareholders of record as of the close of business on April 7, 2014.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of May 3, 2014. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.8 million at May 3, 2014. As of May 3, 2014, $48.2 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2014. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of May 3, 2014, approximately 220,000 shares had been repurchased at an aggregate cost of $4.7 million. The amount that remained available under the share repurchase authorization at May 3, 2014 was $20.3 million. From May 4, 2014 through June 6, 2014, we repurchased approximately 161,000 shares pursuant to our share repurchase authorization at an aggregate cost of $3.0 million.  As a result, as of June 6, 2014, the amount that remained available under the share repurchase authorization was approximately $17.3 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2014 or fiscal 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 3, 2014, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For information on our legal proceedings, see the “Litigation” section of Note 6 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs

February 2, 2014 to March 1, 2014	0	$ 0.00	0	$20,325,000
March 2, 2014 to April 5, 2014 (1)	277	$23.37	0	$20,325,000
April 6, 2014 to May 3, 2014	0	$ 0.00	0	$20,325,000
	277		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The Board of Directors has subsequently extended the date of termination until December 31, 2014. From May 4, 2014 through June 6, 2014, we repurchased approximately 161,000 shares pursuant to our share repurchase program at an aggregate cost of $3.0 million. As a result, as of June 6, 2014, the amount that remained available under this program was approximately $17.3 million.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
19

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2014	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

21