Form 10-Q
period 2014-08-02
SHOE CARNIVAL INC
filed 2014-09-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2014
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

Number of Shares of Common Stock, $.01 par value, outstanding at September 3, 2014 were 20,527,020.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current Assets:
Cash and cash equivalents	$32,686	$48,253	$37,790
Accounts receivable	3,808	4,337	2,459
Merchandise inventories	337,648	284,801	321,059
Deferred income taxes	852	1,208	2,498
Other	12,876	3,916	6,655
Total Current Assets	387,870	342,515	370,461
Property and equipment-net	100,648	90,193	84,765
Deferred income taxes	7,164	3,426	1,866
Other noncurrent assets	432	717	582
Total Assets	$496,114	$436,851	$457,674

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$105,721	$62,671	$94,733
Accrued and other liabilities	19,396	14,988	19,988
Total Current Liabilities	125,117	77,659	114,721
Deferred lease incentives	26,426	24,430	20,119
Accrued rent	10,115	9,224	8,393
Deferred compensation	9,105	8,232	7,496
Other	202	434	482
Total Liabilities	170,965	119,979	151,211

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,673,234 shares, 20,482,185 shares and 20,490,426 shares issued, respectively	207	205	205
Additional paid-in capital	68,329	66,600	65,245
Retained earnings	259,334	250,070	241,013
Treasury stock, at cost, 146,214 shares, 114 shares and 0 shares, respectively	(2,721)	(3)	0
Total Shareholders' Equity	325,149	316,872	306,463
Total Liabilities and Shareholders' Equity	$496,114	$436,851	$457,674

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Net sales	$222,073	$216,417	$457,843	$448,704
Cost of sales (including buying,
distribution and occupancy costs)	159,854	153,906	326,042	317,580

Gross profit	62,219	62,511	131,801	131,124
Selling, general and administrative
expenses	57,955	52,953	112,328	106,320

Operating income	4,264	9,558	19,473	24,804
Interest income	(3)	(3)	(9)	(5)
Interest expense	41	41	83	91

Income before income taxes	4,226	9,520	19,399	24,718
Income tax expense	1,642	3,682	7,664	9,361

Net income	$2,584	$5,838	$11,735	$15,357

Net income per share:
Basic	$0.13	$0.29	$0.58	$0.76
Diluted	$0.13	$0.29	$0.58	$0.76

Weighted average shares:
Basic	19,856	19,936	19,908	19,907
Diluted	19,869	19,957	19,923	19,927

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2014	20,482	0	$205	$66,600	$250,070	$(3)	$316,872
Stock option exercises	6			46			46
Dividends declared ($0.12 per share)					(2,471)		(2,471)
Stock-based compensation income tax benefit				43			43
Employee stock purchase plan purchases	2	4		40		69	109
Restricted stock awards	183	12	2	(233)		231	0
Shares surrendered by employees to pay taxes on restricted stock		(1)				(18)	(18)
Purchase of common stock for treasury		(161)				(3,000)	(3,000)
Stock-based compensation expense				1,833			1,833
Net income					11,735		11,735
Balance at August 2, 2014	20,673	(146)	$207	$68,329	$259,334	$(2,721)	$325,149

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Cash Flows From Operating Activities
Net income	$11,735	$15,357
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,518	8,420
Stock-based compensation	1,812	1,871
Loss on retirement and impairment of assets	267	259
Deferred income taxes	(3,382)	(451)
Lease incentives	3,060	2,602
Other	(42)	577
Changes in operating assets and liabilities:
Accounts receivable	529	(258)
Merchandise inventories	(52,847)	(48,777)
Accounts payable and accrued liabilities	47,439	32,385
Other	(8,918)	(1,744)
Net cash provided by operating activities	9,171	10,241

Cash Flows From Investing Activities
Purchases of property and equipment	(19,730)	(15,429)
Proceeds from note receivable	250	200
Net cash used in investing activities	(19,480)	(15,229)

Cash Flows From Financing Activities
Proceeds from issuance of stock	155	184
Dividends paid	(2,430)	(2,433)
Excess tax benefits from stock-based compensation	35	177
Purchase of common stock for treasury	(3,000)	0
Shares surrendered by employees to pay taxes on restricted stock	(18)	(906)
Net cash used in financing activities	(5,258)	(2,978)
Net decrease in cash and cash equivalents	(15,567)	(7,966)
Cash and cash equivalents at beginning of period	48,253	45,756
Cash and Cash Equivalents at End of Period	$32,686	$37,790

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$82	$97
Cash paid during period for income taxes	$12,074	$9,513
Capital expenditures incurred but not yet paid	$2,544	$2,213

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 2, 2014			August 3, 2013
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$2,584			$5,838
Amount allocated to participating securities	(47)			(97)
Net income available for basic common shares and basic earnings per share	$2,537	19,856	$0.13	$5,741	19,936	$0.29

Diluted Earnings per Share:
Net income	$2,584			$5,838
Amount allocated to participating securities	(47)			(97)
Adjustment for dilutive potential common shares		13			21
Net income available for diluted common shares and diluted earnings per share	$2,537	19,869	$0.13	$5,741	19,957	$0.29

	Twenty-six Weeks Ended
	August 2, 2014			August 3, 2013
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$11,735			$15,357
Amount allocated to participating securities	(207)			(278)
Net income available for basic common shares and basic earnings per share	$11,528	19,908	$0.58	$15,079	19,907	$0.76

Diluted Earnings per Share:
Net income	$11,735			$15,357
Amount allocated to participating securities	(207)			(278)
Adjustment for dilutive potential common shares		15			20
Net income available for diluted common shares and diluted earnings per share	$11,528	19,923	$0.58	$15,079	19,927	$0.76

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

Note 3 - Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, this guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The standard should be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, and interim periods within those years, with early adoption permitted. We adopted the guidance in the first quarter of 2014. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. This guidance will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods, with early adoption not permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at August 2, 2014,
February 1, 2014 and August 3, 2013. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 2, 2014:
Cash equivalents – money market account	$275	$0	$0	$275

As of February 1, 2014:
Cash equivalents– money market account	$10,269	$0	$0	$10,269

As of August 3, 2013:
Cash equivalents – money market account	$2,262	$0	$0	$2,262

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

 During the thirteen and twenty-six weeks ended August 2, 2014, long-lived assets held and used with a gross carrying amount of $973,000 were written down to their fair value of $826,000, resulting in an impairment charge of $147,000, which was included in earnings for the periods. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $165,000. During the fifty-two weeks ended February 1, 2014, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.4 million, resulting in an impairment charge of $947,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $883,000. There were no impairments recorded during the thirteen weeks ended August 3, 2013. During the twenty-six weeks ended August 3, 2013, long-lived assets held and used with a gross carrying amount of $779,000 were written down to their fair value of $667,000, resulting in an impairment charge of $112,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended August 2, 2014, stock-based compensation expense for the employee stock purchase plan was $10,000 before the income tax benefit of $4,000 and $19,000 before the income tax benefit of $8,000, respectively. For the thirteen and twenty-six weeks ended August 3, 2013, compensation expense for the employee stock purchase plan was $12,000 before the income tax benefit of $5,000 and $22,000 before the income tax benefit of $8,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2014	525,259	$19.84
Granted	212,060	25.55
Vested	(2,416)	22.54
Forfeited	(16,400)	21.71
Restricted stock at August 2, 2014	718,503	$21.47

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was $25.55 and $20.80, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2014 was $54,000. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2013 was $2.3 million.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Stock-based compensation expense before the recognized income tax benefit	$1,054	$775	$1,814	$1,706
Income tax benefit	$410	$300	$717	$646

As of August 2, 2014, approximately $9.6 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.2 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2014	78,750	$17.17
Granted	0	0.00
Forfeited	0	0.00
Exercised	(37,750)	17.17
Outstanding at August 2, 2014	41,000	$17.17	2.49

Exercisable at August 2, 2014	1,625	$17.17	2.49

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $3.15 as of August 2, 2014.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Stock-based compensation expense before the recognized income tax benefit	$(39)	$143	$(21)	$159
Income tax benefit	$(15)	$55	$(8)	$60

As of August 2, 2014, approximately $24,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. The appeal is scheduled for oral argument on September 8, 2014 before the Seventh Circuit Court of Appeals. At this time, we cannot reasonably estimate the possible loss or range of loss that may result from this claim. There can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 390 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same competitive pricing and excitement is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of August 2, 2014 and August 3, 2013 totaled $337.6 million and $321.1 million, respectively, representing approximately 68% and 70% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of August 2, 2014 and August 3, 2013 totaled $100.6 million and $84.8 million, respectively, representing approximately 20% and 19% of total assets. From our evaluations performed during the first six months of fiscal 2014 and fiscal 2013, we recorded an impairment of long-lived assets of $147,000 and $112,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of August 2, 2014, and August 3, 2013, our self-insurance reserves totaled $3.0 million and $2.8 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%
August 2, 2014	382	16	0	398	184,000	4,394,000	(2.1)%

Year-to-date 2014	376	23	1	398	247,000	4,394,000	(1.8)%

May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%
August 3, 2013	364	8	2	370	82,000	4,064,000	2.6%

Year-to-date 2013	351	21	2	370	241,000	4,064,000	0.7%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	72.0	71.1	71.2	70.8
Gross profit	28.0	28.9	28.8	29.2
Selling, general and
administrative expenses	26.1	24.5	24.5	23.7
Operating income	1.9	4.4	4.3	5.5
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	1.9	4.4	4.3	5.5
Income tax expense	0.7	1.7	1.7	2.1
Net income	1.2%	2.7%	2.6%	3.4%

Executive Summary for Second Quarter Ended August 2, 2014

Our $5.7 million net sales gain for the second quarter of fiscal 2014, as compared to the same period last year, was driven by our new stores as our comparable stores experienced lower year-over-year customer traffic, resulting in a 2.1% comparable store sales decline. We believe the decline in customer traffic in our brick-and-mortar stores was due in part by the continued economic uncertainty facing our consumer along with a current lack of significant fashion drivers within the retail industry and changes in our second quarter circular advertising strategy.

We remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. During the second quarter of fiscal 2014, we opened 16 new stores with entry into two new major markets – Buffalo, New York and Miami, Florida. We made significant progress in regards to our initiative to bring fulfillment of e-commerce orders in house. During the third quarter of fiscal 2014, we will begin fulfilling e-commerce orders primarily from a select number of our stores. Fulfillment of certain key items and promotional product during peak sales periods will be completed from our current distribution center.

As we indicated in the first quarter, enhancing communication with our customer is one of our primary focuses.

  Our fiscal 2014 national cable television advertising initiative was launched in April 2014. This strategic initiative is intended to enhance our long-term growth plans, not only within our existing markets, but also to create name brand recognition with potential customers in new markets.
  During the second quarter of fiscal 2014, we increased membership in our Shoe Perks customer loyalty program by an additional 730,000 members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.
  To further enhance our customers’ omni-channel experience, we are introducing our first ever mobile app also during the third quarter of fiscal 2014.

Results of Operations for the Second Quarter Ended August 2, 2014

Net Sales

Net sales increased $5.7 million to $222.1 million during the second quarter of fiscal 2014, a 2.6% increase over the prior year's second quarter net sales of $216.4 million. Of this increase, $12.2 million was attributable to the sales generated by the 42 new stores we opened since the beginning of the second quarter of fiscal 2013. This increase was partially offset by a 2.1% decline in comparable store sales along with a loss in sales of $2.2 million from the eight stores closed since the beginning of the second quarter of fiscal 2013. While we achieved increases in conversion, average transaction and average units per transaction during the second quarter of fiscal 2014, as compared to the second quarter last year, we were unable to overcome the effects of high single-digit declines in comparable store traffic, which resulted in the comparable store sales decline.

Gross Profit

Gross profit decreased $292,000 to $62.2 million in the second quarter of fiscal 2014. The gross profit margin decreased to 28.0% from 28.9% as compared to the second quarter of fiscal 2013. The merchandise margin decreased 0.2%. Buying, distribution and occupancy costs increased $2.2 million, or 0.7% as a percentage of sales, during the second quarter of fiscal 2014 as compared to the same period last year, primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.0 million in the second quarter of fiscal 2014 to $58.0 million, or 26.1% as a percentage of sales. Significant changes in expenses between the comparative periods included the following:

  We incurred an additional $3.6 million in incremental expense during the second quarter of fiscal 2014, as compared to the second quarter of last year, related to the operation of our 42 new stores, net of expense reductions for the eight stores that have closed since the beginning of the second quarter of fiscal 2013.
  We experienced an increase in self-insured health care costs of $594,000 in the second quarter of fiscal 2014 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, especially with respect to the frequency of catastrophic claims. Consequently, we are subject to a risk of material variances between reporting periods.
16

  Incentive compensation, inclusive of stock-based compensation, decreased $491,000 in the second quarter of fiscal 2014 as compared to the same period last year. This decline was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the second quarter of fiscal 2014.

Pre-opening costs included in selling, general and administrative expenses were $1.2 million, or 0.5% as a percentage of sales, in the second quarter of fiscal 2014, as compared to $594,000, or 0.3% as a percentage of sales, in the second quarter of last year. This increase was primarily due to the fact that we opened 16 stores during the second quarter of fiscal 2014 as compared to eight stores in the second quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2014 was 38.9% as compared to 38.7% for the same period in fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended August 2, 2014

Net Sales

Net sales increased $9.1 million to $457.8 million for the six-month period ended August 2, 2014, a 2.0% increase, as compared to net sales of $448.7 million for the six-month period ended August 3, 2013. Of the $9.1 million increase in net sales, approximately $21.9 million was attributable to the 55 new stores we opened since the beginning of fiscal 2013. This increase was partially offset by a 1.8% decline in comparable store sales along with the loss of $4.8 million in sales from the eight stores closed since the beginning of fiscal 2013. While we achieved increases in conversion, average transaction and average units per transaction during the first six months of fiscal 2014 as compared to the same period last year, we were unable to overcome the effects of high single-digit declines in comparable store traffic, which resulted in the comparable store sales decline.

Gross Profit

Gross profit increased $677,000 to $131.8 million in the first six months of fiscal 2014. The gross profit margin for the first six months of fiscal 2014 decreased to 28.8% from 29.2% as reported in the comparable prior year period. The merchandise margin increased 0.2%. Buying, distribution and occupancy costs increased $3.7 million during the first six months of fiscal 2014, or 0.6% as a percentage of sales, as compared to the same period last year. This increase in cost was primarily a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.0 million in the first six months of fiscal 2014 to $112.3 million, or 24.5% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

  We incurred an additional $5.9 million in incremental expense during the first six months of fiscal 2014, as compared to the same period last year, related to the operation of our 55 new stores, net of expense reductions for the eight stores that have closed since the beginning of fiscal 2013.
  We experienced an increase in self-insured health care costs of $991,000 in the first six months of fiscal 2014 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility, especially with respect to the frequency of catastrophic claims. Consequently, we are subject to a risk of material variances between reporting periods.
17

  Incentive compensation, inclusive of stock-based compensation, decreased $1.4 million in the first six months of fiscal 2014 as compared to the same period last year. This decline was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation.

In the first six months of fiscal 2014, pre-opening costs included in selling, general and administrative expenses were $1.6 million, or 0.4% as a percentage of sales, as compared to $1.3 million, or 0.3% as a percentage of sales, in the same period last year. We opened 23 stores during the first six months of fiscal 2014 as compared to 21 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first six months of fiscal 2014 was 39.5% as compared to 37.9% for the same period in fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The annual effective income tax rate for fiscal 2014 is expected to be approximately 39.3%. The increase in the effective income tax rate between periods was primarily due to the expiration of certain tax credits no longer available to us in 2014 and the passage of new tax legislation in Puerto Rico.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $9.2 million in the first six months of fiscal 2014 as compared to net cash provided by operating activities of $10.2 million in the first six months of fiscal 2013. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $262.8 million at August 2, 2014, from $255.7 million at August 3, 2013. The current ratio was 3.1 as of August 2, 2014 compared to 3.2 at August 3, 2013.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2014, we expended $19.7 million for the purchase of property and equipment, of which $16.5 million was for new stores, remodeling and relocations. During the first six months of fiscal 2013, we expended $15.4 million for the purchase of property and equipment, of which $13.8 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of our publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Since fiscal 2008, no stock options have been issued. The number and value of stock options remaining

18

outstanding as of the end of the second quarter of fiscal 2014 will not result in a material amount of cash inflows when exercised.

During the first six months of fiscal 2014, net cash used in financing activities was $5.3 million as compared to net cash used in financing activities of $3.0 million during the first six months of fiscal 2013. The increase in cash used in financing activities was primarily attributable to the $3.0 million of common stock repurchased under our share repurchase program during the first six months of fiscal 2014.

Capital Expenditures

Capital expenditures for fiscal 2014, including actual expenditures during the first six months, are expected to be between $32 million and $33 million. Approximately $16.6 million of our total capital expenditures are expected to be used for new stores and $8.8 million will be used for store relocations and remodels. Approximately $1 million of our total capital expenditures for the year are expected to be used on our e-commerce initiative that will enable us, beginning in the third quarter this year, to ship online orders from our stores. Lease incentives to be received from landlords during fiscal 2014, including actual amounts received during the first six months, are expected to be approximately $9 to $10 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process, and during the first half of fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe our process will be enhanced in regards to identifying the best possible locations for future expansion and identifying potential store closings and relocations that will enable us to maximize the long-term financial performance of our portfolio.

In fiscal 2014, we anticipate opening 32 new stores, of which 23 were opened during the first six months of fiscal 2014. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $3.8 million for fiscal 2014, or an average of $118,000 per store. During fiscal 2013, we opened 32 new stores and expended $3.4 million on pre-opening expenses, or an average of $107,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing three stores during fiscal 2014, with one store having closed during the first six months. During fiscal 2013, we closed seven stores with two closing in the first six months of the year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in current and future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Dividends

On June 13, 2014, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The dividend of $0.06 per share was paid on July 21, 2014 to shareholders of record as of the close of business on July 7, 2014.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

19

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of August 2, 2014. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $3.8 million at August 2, 2014. As of August 2, 2014, $46.2 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2014. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of August 2, 2014, approximately 381,000 shares had been repurchased at an aggregate cost of $7.7 million. The amount that remained available under the share repurchase authorization at August 2, 2014 was $17.3 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2014 or fiscal 2013.

20

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 2, 2014, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

21

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For information on our legal proceedings, see the “Litigation” section of Note 6 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs

May 4, 2014 to May 31, 2014	70,585	$18.44	70,400	$19,027,000
June 1, 2014 to July 5, 2014	91,247	$18.73	90,872	$17,325,000
July 6, 2014 to August 2, 2014	0	$0.00	0	$17,325,000
	161,832		161,272

(1)	Total number of shares purchased includes 560 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The Board of Directors has subsequently extended the date of termination until December 31, 2014.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
22

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X
23

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2014	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

24