Form 10-Q
period 2014-11-01
SHOE CARNIVAL INC
filed 2014-12-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2014
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

Number of Shares of Common Stock, $.01 par value, outstanding at December 3, 2014 were 20,286,004.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Current Assets:
Cash and cash equivalents	$29,089	$48,253	$33,562
Accounts receivable	2,954	4,337	3,251
Merchandise inventories	317,865	284,801	299,122
Deferred income taxes	794	1,208	1,794
Other	4,742	3,916	4,855
Total Current Assets	355,444	342,515	342,584
Property and equipment-net	101,362	90,193	89,905
Deferred income taxes	8,085	3,426	2,383
Other noncurrent assets	384	717	675
Total Assets	$465,275	$436,851	$435,547

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$70,831	$62,671	$60,526
Accrued and other liabilities	17,165	14,988	19,232
Total Current Liabilities	87,996	77,659	79,758
Deferred lease incentives	28,383	24,430	21,623
Accrued rent	10,318	9,224	8,935
Deferred compensation	9,616	8,232	7,959
Other	250	434	359
Total Liabilities	136,563	119,979	118,634

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,673,234 shares, 20,482,185 shares and 20,492,245 shares issued, respectively	207	205	205
Additional paid-in capital	66,771	66,600	66,009
Retained earnings	268,929	250,070	250,699
Treasury stock, at cost, 387,268 shares, 114 shares and 0 shares, respectively	(7,195)	(3)	0
Total Shareholders' Equity	328,712	316,872	316,913
Total Liabilities and Shareholders' Equity	$465,275	$436,851	$435,547

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Net sales	$254,687	$235,770	$712,530	$684,474
Cost of sales (including buying,
distribution and occupancy costs)	177,922	164,759	503,964	482,339

Gross profit	76,765	71,011	208,566	202,135
Selling, general and administrative
expenses	58,973	53,196	171,301	159,516

Operating income	17,792	17,815	37,265	42,619
Interest income	(2)	(3)	(11)	(8)
Interest expense	41	41	124	132

Income before income taxes	17,753	17,777	37,152	42,495
Income tax expense	6,936	6,861	14,600	16,222

Net income	$10,817	$10,916	$22,552	$26,273

Net income per share:
Basic	$0.54	$0.54	$1.12	$1.30
Diluted	$0.54	$0.54	$1.12	$1.29

Weighted average shares:
Basic	19,716	19,942	19,844	19,918
Diluted	19,729	19,962	19,859	19,939

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

				Additional
	Common Stock			Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2014	20,482	0	$205	$66,600	$250,070	$(3)	$316,872
Stock option exercises	6			46			46
Dividends declared ($0.18 per share)					(3,693)		(3,693)
Stock-based compensation income tax benefit				42			42
Employee stock purchase plan purchases	2	7		29		128	157
Restricted stock awards	183	12	2	(233)		231	0
Shares surrendered by employees to pay taxes on restricted stock		(1)				(18)	(18)
Purchase of common stock for treasury		(405)				(7,533)	(7,533)
Stock-based compensation expense				287			287
Net income					22,552		22,552
Balance at November 1, 2014	20,673	(387)	$207	$66,771	$268,929	$(7,195)	$328,712

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Cash Flows From Operating Activities
Net income	$22,552	$26,273
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	14,713	12,848
Stock-based compensation	292	2,662
Loss on retirement and impairment of assets	698	489
Deferred income taxes	(4,245)	(264)
Lease incentives	5,810	4,751
Other	(383)	668
Changes in operating assets and liabilities:
Accounts receivable	1,383	(1,050)
Merchandise inventories	(33,064)	(26,840)
Accounts payable and accrued liabilities	9,144	(5,002)
Other	1,327	2,449
Net cash provided by operating activities	18,227	16,984

Cash Flows From Investing Activities
Purchases of property and equipment	(27,533)	(25,220)
Proceeds from sale of property and equipment	836	0
Proceeds from notes receivable	250	200
Net cash used in investing activities	(26,447)	(25,020)

Cash Flows From Financing Activities
Proceeds from issuance of stock	203	226
Dividends paid	(3,631)	(3,650)
Excess tax benefits from stock-based compensation	35	172
Purchase of common stock for treasury	(7,533)	0
Shares surrendered by employees to pay taxes on restricted stock	(18)	(906)
Net cash used in financing activities	(10,944)	(4,158)
Net decrease in cash and cash equivalents	(19,164)	(12,194)
Cash and cash equivalents at beginning of period	48,253	45,756
Cash and Cash Equivalents at End of Period	$29,089	$33,562

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$124	$138
Cash paid during period for income taxes	$16,313	$13,123
Capital expenditures incurred but not yet paid	$1,918	$2,221

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

Thirteen Weeks Ended
	November 1, 2014			November 2, 2013
(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$ 10,817			$ 10,916
Amount allocated to participating securities	(202)			(185)
Net income available for basic common shares and basic earnings per share	$ 10,615	19,716	$ 0.54	$ 10,731	19,942	$ 0.54

Diluted Earnings per Share:
Net income	$ 10,817			$ 10,916
Amount allocated to participating securities	(202)			(185)
Adjustment for dilutive potential common shares		13			20
Net income available for diluted common shares and diluted earnings per share	$ 10,615	19,729	$ 0.54	$ 10,731	19,962	$ 0.54

	Thirty-nine Weeks Ended
	November 1, 2014			November 2, 2013
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$ 22,552			$ 26,273
Amount allocated to participating securities	(405)			(466)
Net income available for basic common shares and basic earnings per share	$ 22,147	19,844	$ 1.12	$ 25,807	19,918	$ 1.30

Diluted Earnings per Share:
Net income	$ 22,552			$ 26,273
Amount allocated to participating securities	(405)			(466)
Adjustment for dilutive potential common shares		15			21
Net income available for diluted common shares and diluted earnings per share	$ 22,147	19,859	$ 1.12	$ 25,807	19,939	$ 1.29

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

Note 3 - Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, this guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The standard is applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, and interim periods within those years, with early adoption permitted. We adopted the guidance in the first quarter of 2014. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at November 1, 2014,
February 1, 2014 and November 2, 2013. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 1, 2014:
Cash equivalents – money market account	$5,277	$0	$0	$5,277

As of February 1, 2014:
Cash equivalents – money market account	$10,269	$0	$0	$10,269

As of November 2, 2013:
Cash equivalents – money market account	$10,265	$0	$0	$10,265

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

During the thirteen weeks ended November 1, 2014, long-lived assets held and used with a gross carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $510,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $551,000. During the thirty-nine weeks ended November 1, 2014, long-lived assets held and used with a gross carrying amount of $3.1 million were written down to their fair value of $2.4 million, resulting in an impairment charge of $657,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $717,000. During the fifty-two weeks ended February 1, 2014, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.4 million, resulting in an impairment charge of $947,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $883,000. During the thirteen weeks ended November 2, 2013, long-lived assets held and used with a gross carrying amount of $954,000 were written down to their fair value of $756,000, resulting in an impairment charge of $198,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $58,000. During the thirty-nine weeks ended November 2, 2013, long-lived assets held and used with a gross carrying amount of $1.7 million were written down to their fair value of $1.4 million, resulting in an impairment charge of $310,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $58,000.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended November 1, 2014, stock-based compensation expense for the employee stock purchase plan was $8,000 before the income tax benefit of $3,000 and $28,000 before the income tax benefit of $11,000, respectively. For the thirteen and thirty-nine weeks ended November 2, 2013, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $3,000 and $29,000 before the income tax benefit of $11,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2014	525,259	$19.84
Granted	212,060	25.55
Vested	(2,416)	22.54
Forfeited	(16,400)	21.71
Restricted stock at November 1, 2014	718,503	$21.47

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended November 1, 2014 and November 2, 2013 was $25.55 and $20.80, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2014 was $54,000. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2013 was $2.3 million.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Stock-based compensation expense before the recognized income tax benefit	$(1,555)	$719	$259	$2,425
Income tax benefit	$(608)	$278	$102	$926

During the third quarter of fiscal 2014, we recognized a $1.6 million reduction in expense, which was comprised of stock-based compensation expense of $732,000 offset by an expense reversal of $2.3 million. The reduction in expense was attributable to our reversal of our cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting prior to their expiration.

As of November 1, 2014, approximately $8.1 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 3.5 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2014	78,750	$ 17.17
Granted	0	0.00
Forfeited	0	0.00
Exercised	(37,750)	17.17
Outstanding at November 1, 2014	41,000	$ 17.17	2.24

Exercisable at November 1, 2014	1,625	$ 17.17	2.24

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $3.61 as of November 1, 2014.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Stock-based compensation expense before the recognized income tax benefit	$ 26	$ 59	$ 5	$ 208
Income tax benefit	$ 10	$ 23	$ 2	$ 79

As of November 1, 2014, approximately $14,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.3 years.

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

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. In September 2014, the Seventh Circuit entered an order affirming the District Court’s order.  The plaintiff has not sought reconsideration or rehearing from the Seventh Circuit.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our more than 400 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same excitement and spontaneity is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,800 pairs of shoes in four general categories - women’s, men’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. During the third quarter of fiscal 2014, we successfully launched our first ever mobile app and brought fulfillment of our e-commerce orders in house, utilizing the inventory in our brick and mortar stores. By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment, and leverage store level inventory and overhead. By mid-November 2014, we had 250 of our store locations fulfilling e-commerce orders on a daily basis. During peak sales periods, orders for certain key items and promotional product are being fulfilled from our distribution center.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM.  Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of November 1, 2014 and November 2, 2013 totaled $317.9 million and $299.1 million, respectively, representing approximately 68% and 69% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of November 1, 2014 and November 2, 2013 totaled $101.4 million and $89.9 million, respectively, representing approximately 22% and 21% of total assets. From our evaluations performed during the first nine months of fiscal 2014 and fiscal 2013, we recorded an impairment of long-lived assets of $657,000 and $310,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of November 1, 2014, and November 2, 2013, our self-insurance reserves totaled $2.9 million and $2.8 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%
August 2, 2014	382	16	0	398	184,000	4,394,000	(2.1)%
November 1, 2014	398	7	1	404	71,000	4,465,000	2.3%

Year-to-date 2014	376	30	2	404	318,000	4,465,000	(0.4)%

May 4, 2013	351	13	0	364	159,000	3,982,000	(0.8)%
August 3, 2013	364	8	2	370	82,000	4,064,000	2.6%
November 2, 2013	370	8	0	378	92,000	4,156,000	0.7%

Year-to-date 2013	351	29	2	378	333,000	4,156,000	0.7%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	69.9	69.9	70.7	70.5
Gross profit	30.1	30.1	29.3	29.5
Selling, general and
administrative expenses	23.1	22.5	24.1	23.3
Operating income	7.0	7.6	5.2	6.2
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	7.0	7.6	5.2	6.2
Income tax expense	2.7	3.0	2.0	2.4
Net income	4.3%	4.6%	3.2%	3.8%

Executive Summary for Third Quarter Ended November 1, 2014

Our $18.9 million net sales gain for the third quarter of fiscal 2014, as compared to the same period last year, was primarily driven by our new stores in addition to a 2.3% increase in comparable store sales. These results reflect strong sales in our fashion boot category and progress in key initiatives we announced last year, including national advertising, better brands in our women’s department and a reinvigorated e-commerce presence.

We remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. During the third quarter of fiscal 2014, we opened seven new stores with entry into Philadelphia, a new major market for us.

Also during the third quarter of fiscal 2014, we successfully launched our first ever mobile app and brought fulfillment of our e-commerce orders in house, utilizing the inventory in our brick and mortar stores. By fulfilling our e-commerce orders from our store level inventory, we are be able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. By mid-November 2014, we had 250 of our store locations fulfilling e-commerce orders on a daily basis. During peak sales periods, orders for certain key items and promotional product are being fulfilled from our distribution center.

Results of Operations for the Third Quarter Ended November 1, 2014

Net Sales

Net sales increased $18.9 million to $254.7 million during the third quarter of fiscal 2014, an 8.0% increase over the prior year's third quarter net sales of $235.8 million. Of this increase, $15.9 million was attributable to the sales generated by the 41 new stores we opened since the beginning of the third quarter of fiscal 2013 in addition to a 2.3% increase in our comparable store sales. The increase in sales was partially offset by a loss in sales of $2.3 million from the seven stores closed since the beginning of the third quarter of fiscal 2013. Although comparable store traffic was down low single-digits, increases in average unit retail were significant, resulting in a mid-single digit increase in our average transaction, which contributed to our comparable store sales gain.

Gross Profit

Gross profit increased $5.8 million to $76.8 million in the third quarter of fiscal 2014. The gross profit margin of 30.1% remained unchanged from the prior year comparative period. The merchandise margin increased 0.2%. Buying, distribution and occupancy costs increased $2.3 million, or 0.2% as a percentage of sales, during the third quarter of fiscal 2014 as compared to the same period last year, primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million in the third quarter of fiscal 2014 to $59.0 million, or 23.1% as a percentage of sales. Significant changes in expenses between the comparative periods included the following:

  We incurred an additional $4.4 million in advertising expense during the third quarter of fiscal 2014, as compared to the third quarter of last year. This increase was primarily associated with our decision to increase our advertising cadence by utilizing national cable television as well as expanding our digital advertising presence.

  We incurred an additional $3.0 million in incremental expense during the third quarter of fiscal 2014, as compared to the third quarter of last year, related to the operation of our 41 new stores, net of expense reductions for the seven stores that have closed since the beginning of the second quarter of fiscal 2013. This portion of the increase in selling expenses was primarily due to increases in compensation and depreciation.
16

  Incentive compensation, inclusive of stock-based compensation, decreased $2.6 million in the third quarter of fiscal 2014 as compared to the same period last year. This reduction was primarily attributable to our reversal of our cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration. For further details on our stock-based compensation, see Note 5 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2014 was 39.1% as compared to 38.6% for the same period in fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Nine Month Period Ended November 1, 2014

Net Sales

Net sales increased $28.1 million to $712.5 million for the nine-month period ended November 1, 2014, a 4.1% increase. Of the $28.1 million increase in net sales, approximately $38.0 million was attributable to the 62 new stores we opened since the beginning of fiscal 2013. This increase was partially offset by a 0.4% decline in comparable store sales along with the loss of $7.3 million in sales from the nine stores closed since the beginning of fiscal 2013. While we achieved increases in conversion, average transaction and average units per transaction during the first nine months of fiscal 2014 as compared to the same period last year, we were unable to overcome the effects of mid-single digit declines in comparable store traffic, which resulted in the comparable store sales decline.

Gross Profit

Gross profit increased $6.4 million to $208.6 million in the first nine months of fiscal 2014. The gross profit margin for the first nine months of fiscal 2014 decreased to 29.3% from 29.5% as reported in the comparable prior year period. The merchandise margin increased 0.2%. Buying, distribution and occupancy costs increased $6.0 million during the first nine months of fiscal 2014, or 0.4% as a percentage of sales, as compared to the same period last year. This increase in cost was primarily a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.8 million in the first nine months of fiscal 2014 to $171.3 million, or 24.1% as a percentage of sales. Significant changes in expense between the comparative periods included the following:

  We incurred an additional $5.6 million in advertising expense during the first nine months of fiscal 2014, as compared to the same period last year. This increase was primarily associated with our decision to increase our advertising cadence by utilizing national cable television and expanding our digital advertising presence.

  We incurred an additional $7.7 million in incremental expense during the first nine months of fiscal 2014, as compared to the same period last year, related to the operation of our 62 new stores, net of expense reductions for the nine stores that have closed since the beginning of fiscal 2013. Similar to the third quarter, the increase in selling expenses was primarily due to increases in compensation and depreciation.

  Incentive compensation, inclusive of stock-based compensation, decreased $4.1 million in the first nine months of fiscal 2014 as compared to the same period last year. Of this decline, $1.7 million was attributable to lower financial performance against the defined metrics associated with our performance-based cash compensation. In addition, $2.3 million of the decrease was attributable to our reversal of our cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration. For further details on our stock-based compensation, see Note 5 to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
17

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for the first nine months of fiscal 2014 was $861,000, or 0.1% as a percentage of sales. These costs related to the closing of two stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. In the first nine months of fiscal 2013, we incurred store closing costs and non-cash asset impairment charges of $398,000, or 0.1% as a percentage of sales. These costs related to the closing of two stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2014 was 39.3% as compared to 38.2% for the same period in fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The annual effective income tax rate for fiscal 2014 is expected to be approximately 39.3%. The increase in the effective income tax rate between periods was primarily due to the expiration of certain tax credits no longer available to us in 2014 and the passage of new tax legislation in Puerto Rico.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $18.2 million in the first nine months of fiscal 2014 as compared to net cash provided by operating activities of $17.0 million in the first nine months of fiscal 2013. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $267.4 million at November 1, 2014, from $262.8 million at November 2, 2013. The current ratio was 4.0 as of November 1, 2014 compared to 4.3 at November 2, 2013.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2014, we expended $27.5 million for the purchase of property and equipment, of which $22.3 million was for new stores, remodeling and relocations. During the first nine months of fiscal 2013, we expended $25.2 million for the purchase of property and equipment, of which $21.8 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of our publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Since fiscal 2008, no stock options have been issued. The number and value of stock options remaining outstanding as of the end of the third quarter of fiscal 2014 will not result in a material amount of cash inflows when exercised.

During the first nine months of fiscal 2014, net cash used in financing activities was $10.9 million as compared to net cash used in financing activities of $4.2 million during the first nine months of fiscal 2013. The increase in cash used in financing activities was primarily attributable to the $7.5 million of common stock repurchased under our share repurchase program during the first nine months of fiscal 2014.

Capital Expenditures

Capital expenditures for fiscal 2014, including actual expenditures during the first nine months, are expected to be between $33 million and $34 million. Approximately $16.3 million of our total capital expenditures are expected to be used for new stores and $9.4 million will be used for store relocations and remodels. Approximately $2.4 million of our total capital expenditures for the year are expected to be used on our e-commerce initiative that enables us to ship online orders from our stores. Lease incentives to be received from landlords during fiscal 2014, including actual amounts received during the first nine months, are expected to be approximately $9 to $10 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process, and during the first nine months of fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe our process will be enhanced in regards to identifying the best possible locations for future expansion and identifying potential store closings and relocations that will enable us to maximize the long-term financial performance of our portfolio.

In fiscal 2014, we will open 31 new stores, of which 30 were opened during the first nine months of fiscal 2014. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $3.6 million for fiscal 2014, or an average of $117,000 per store. During fiscal 2013, we opened 32 new stores and expended $3.4 million on pre-opening expenses, or an average of $107,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing seven stores during fiscal 2014, with two stores having closed during the first nine months of the year. During fiscal 2013, we closed seven stores, with two closing in the first nine months of the year. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in current and future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We expect to incur approximately $135,000 in additional store closing costs during the fourth quarter of fiscal 2014.

Dividends

On September 11, 2014, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders.  The dividend of $0.06 per share was paid on October 20, 2014 to shareholders of record as of the close of business on October 6, 2014.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of November 1, 2014. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.9 million at November 1, 2014. As of November 1, 2014, $48.1 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. Since then, our Board of Directors has extended the date of termination to December 31, 2014. The purchases may be made in the open market or through privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of November 1, 2014, approximately 625,000 shares had been repurchased at an aggregate cost of $12.2 million. The amount that remained available under the share repurchase authorization at November 1, 2014 was $12.8 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2014 or fiscal 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 1, 2014, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(1)	Programs
August 3, 2014 to August 30, 2014	0	$ 0.00	0	$17,325,000
August 31, 2014 to October 4, 2014	161,122	$ 18.62	161,122	$14,325,000
October 5, 2014 to November 1, 2014	83,070	$ 18.45	83,070	$12,792,000
	244,192		244,192

(1)	On August 23, 2010, our Board of Directors authorized a $25 million share repurchase program, which was to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2011. The Board of Directors has subsequently extended the date of termination until December 31, 2014.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
22

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2014	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

24