Form 10-K
period 2015-01-31
SHOE CARNIVAL INC
filed 2015-04-16
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2015
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7500 East Columbia Street Evansville, IN	47715
(Address of principal executive offices)	(Zip code)
(812) 867-6471
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]	Yes	[ X]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[ ]	Yes	[X]	No

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

[X ]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 2, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $260,278,596 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at April 3, 2015 was 20,479,912.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 11, 2015 is incorporated by reference into PART III hereof.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accounting Fees and Services	56

PART IV

Item 15.	Exhibits and Financial Statement Schedules	57

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 31, 2015

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

ITEM 1.    BUSINESS

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 400 store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, highly promotional marketing efforts. On average, our stores are 11,000 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 28,200 pairs of shoes per location. As of January 31, 2015, we operated 400 stores in 33 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Distinctive shopping experience

Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and mic-person as the focal point in each store. With a microphone, this mic-person announces current specials, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of our value pricing. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,200 pairs of shoes in four general categories – women’s, men’s, children’s and athletics – which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles. We engage our customers by presenting creative branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website receive periodic personalized e-mail communication from us. This communication affords us additional opportunity to highlight our broad product assortment.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at any of our 400 store locations or online at shoecarnival.com. We also believe our highly promotional shopping environment contributes to a reputation of value pricing.

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

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and Puerto Rico and growing our e-commerce business. On January 31, 2015, we operated 400 stores located across 33 states and Puerto Rico. Our stores averaged approximately 11,000 square feet, ranging in size from 6,000 to 26,500 square feet. Our current store prototype utilizes between 8,000 and 12,000 square feet, depending upon, among other factors, the location of the store and the population base we expect the store to service. Our stores are located predominantly in open-air shopping centers. The sales area of most stores is approximately 85% of the gross store size.

	Historical Store Count
Fiscal Years	2014	2013	2012	2011	2010

Stores open at the beginning of the year	376	351	327	314	311

New store openings	31	32	31	17	10

Store closings	7	7	7	4	7

Stores open at the end of the year	400	376	351	327	314

Stores relocated	3	9	6	9	3
Percentage of store base remodeled	7%	9%	5%	8%	4%

In addition to our continued store growth, we are committed to establishing Shoe Carnival as a world class multi-channel retailer. Our e-commerce business continues to grow, and in fiscal 2014, we continued to make enhancements to capitalize on our increasing website traffic and optimize conversion rates. In fiscal 2014, we began to fulfill e-commerce orders directly from our stores. This allows us to expand the depth and breadth of our online product assortment and drastically reduce our out-of-stock rate. Mobile was a priority during the year and we launched our first mobile app, which presents our customers with the same fun and engaging experience that we offer in-store, and provides our Shoe Perks members with convenient access to their account and perks. Overall, we believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in-line with rapidly changing consumer trends and expectations.

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy. We believe our strong unleveraged financial position provides a solid platform for additional growth. For fiscal 2014, we opened 31 new stores and closed seven stores. Approximately 60% of these new store locations served to fill-in certain under-penetrated markets with additional stores, with the goal of increasing the performance of the overall market. The majority of the remaining 40% of our new store openings were in new major markets. For fiscal 2015, we expect to open approximately 18 to 22 stores. Our planned new store expansion for fiscal 2015 includes locations serving to fill-in existing markets including locations in Philadelphia, which was a new market for us in fiscal 2014.

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

We lease all store locations, as we believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to under-performing stores. Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, the tenant mix of a potential open-air shopping center, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the property owner’s ability to deliver the premises. After we accept the premises from the property owner, we can generally open a turnkey store within 60 days and open an ‘as-is’ store within up to 115 days.

Merchandising and Pricing

We offer a large selection of value priced footwear for the entire family. Our stores carry an average of approximately 28,200 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise. Our stores also carry complementary accessories such as handbags, shoe care items and socks. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

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

The table below sets forth our percentage of sales by product category:

Fiscal Years	2014	2013	2012	2011	2010

Non-Athletics:
Women's	27	27	26	26	26
Men's	14	15	15	15	16
Children's	5	5	5	5	5
Total	46	47	46	46	47

Athletics:
Women's	16	16	17	17	17
Men's	21	21	21	21	20
Children's	13	12	12	12	12
Total	50	49	50	50	49

Accessories	4	4	4	4	4

Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

During fiscal 2014, we continued to focus on growing our women’s category at a rate higher than the balance of our other footwear categories, with the long term goal of expanding our women’s non-athletic sales to 30% of our total sales. We believe that development of new brands traditionally found in department stores plays a vital role in achieving this goal, and during fiscal 2014, our women’s better brands were sold in 140 stores. For fiscal 2015, we plan to expand our better brands initiative to approximately 175 stores before the second half of the fiscal year.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to our core customers. For fiscal 2014, approximately 57% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible. During fiscal 2015, we plan to continue advertising on cable television. This serves to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season. Moreover, it enables us to provide a message of offering value priced, current season footwear.

In addition to a dynamic, lively and fun shopping experience, we offer our customers our Shoe Perks rewards program. This program provides customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand.

Continuing an initiative began in 2013, we remain highly focused on expanding Shoe Perks enrollment. In fiscal 2014, our Shoe Perks rewards program membership doubled, with purchases from Shoe Perks members increasing to 43% of our net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.

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

During the third quarter of fiscal 2014, we brought fulfillment of our e-commerce orders in house, utilizing the inventory in our physical stores. By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment, and leverage store level inventory and overhead. At January 31, 2015, 250 of our store locations had the capability of fulfilling e-commerce orders on a daily basis. During peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center.

Buying Operations

Maintaining fresh, fashionable merchandise is critical to our success. Our buyers stay in touch with evolving trends by subscribing to an industry leading trend service, shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines. Management of the purchasing function is the responsibility of our Executive Vice President - General Merchandise Manager. Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends.

We purchase merchandise from approximately 160 footwear vendors. In fiscal 2014, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 40% of our net sales. Nike, Inc. accounted for approximately 29% of our net sales and Skechers USA, Inc. accounted for approximately 11%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

Employees

At January 31, 2015, we had approximately 5,900 employees, of which approximately 2,400 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Victoria Spenser®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, SC Work Wear®, WHEN YOU WANT 2®, JUMP BACK IN®, STEP OUT OF BORING®, A SURPRISE IN STORE® and Laces for Learning®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	80	Chairman of the Board and Director
Clifton E. Sifford	61	President, Chief Executive Officer, Chief Merchandising Officer and Director
W. Kerry Jackson	53	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	58	Executive Vice President - Store Operations
Carl N. Scibetta	56	Executive Vice President - General Merchandise Manager
Kathy A. Yearwood	48	Senior Vice President - Controller and Chief Accounting Officer

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group, Inc., a designer, developer and marketer of women’s footwear. He has over 40 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group, Inc. Mr. Weaver served as chairman and chief executive officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012. During June 2014, Mr. Weaver returned to the Board of Directors of Stein Mart, Inc., a publicly traded chain of off-price retail stores. Mr. Weaver served as a director of Stein Mart, Inc. from November 2002 until April 2008.

Mr. Sifford has been employed as President, Chief Executive Officer and Chief Merchandising Officer and has served as a Director since October 2012. From June 2001 to October 2012, Mr. Sifford served as Executive Vice President - General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as Senior Vice President - General Merchandise Manager. Prior to joining us, Mr. Sifford served as merchandise manager-shoes for Belk, Inc.

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

Ms. Yearwood has served as Senior Vice President - Controller since March 2011, principal accounting officer since March 2010 and Chief Accounting Officer since June 2010. From March 2005 through February 2011, Ms. Yearwood served as Vice President - Controller and prior to that served as corporate Controller since joining us in December 2002. Before joining us, Ms. Yearwood served in various financial positions in the radio, newspaper and public accounting industries. She is a Certified Public Accountant. As previously disclosed, Ms. Yearwood will be retiring from her positions as Senior Vice President – Controller and Chief Accounting Officer at such time as a suitable replacement has been hired and her duties have been effectively transitioned, which we expect will occur on or about July 1, 2015.

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our Directors or executive officers.

(Pursuant to General Instruction G (3) of Form 10-K, the foregoing information is included as an unnumbered Item in PART I of this annual report in lieu of being included in our Proxy Statement for our 2015 Annual Meeting of Shareholders.)

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

We would be adversely affected if our distribution or information technology operations were disrupted. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana. Virtually all merchandise received by our stores is and will be shipped through our distribution center. During fiscal 2014, we began fulfilling our e-commerce orders primarily from our store locations and suspended utilization of a third party fulfillment agent for our e-commerce orders. During peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center. Our corporate computer network is essential to our distribution process. If our distribution center is shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or security breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, as well as certain cyber security incidents, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters, we cannot assure you that our insurance will be sufficient, or that the insurance proceeds will be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We cannot assure you that we will continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our growth strategy and meet our other liquidity needs. In fiscal 2015, capital expenditures are expected to range from $23 million to $24 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs. If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. We launched our e-commerce business during the third quarter of 2011, selling shoes and related accessories through our website at www.shoecarnival.com. During the third quarter of fiscal 2014, we enabled 250 stores with the capability of fulfilling e-commerce orders on a daily basis and suspended utilization of a third party fulfillment agent for our e-commerce orders. We also fulfill e-commerce orders from our distribution center during peak periods. Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware, software and service providers, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. There can be no assurance that our e-commerce operations will achieve growing sales and profitability.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of the footwear product we sell is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China, East Asia, Bangladesh, Brazil and Europe. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor, product safety or other laws by one of our vendors could have an adverse effect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;
•	problems with oceanic shipping, including shipping container shortages and piracy;
•	port congestion at arrival ports causing delays;
•	additional oceanic shipping costs to reach non-congested ports;
•	inland transit costs and delays resulting from port congestion;
•	economic crises and international disputes;
•	currency exchange rate fluctuations;
•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
•	import duties, import quotas and other trade sanctions;
•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•	compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing and environmental requirements.

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2014, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 40% of our net sales. Nike, Inc. accounted for approximately 29% of our net sales and Skechers USA, Inc. accounted for approximately 11%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

ITEM 1B. Unresolved staff comments

None.

ITEM 2.    PROPERTIES

We lease all existing stores and intend to lease all future stores. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 50% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state and Puerto Rico as of January 31, 2015:

State/Territory		State/Territory
Alabama	13	Nebraska	2
Arkansas	10	New York	2
Arizona	6	North Carolina	21
Colorado	4	North Dakota	3
Florida	28	Ohio	19
Georgia	16	Oklahoma	8
Idaho	4	Pennsylvania	12
Iowa	12	Puerto Rico	9
Illinois	28	South Carolina	12
Indiana	24	South Dakota	2
Kansas	4	Tennessee	19
Kentucky	12	Texas	46
Louisiana	12	Utah	7
Michigan	15	Virginia	9
Missouri	21	Wisconsin	3
Mississippi	7	West Virginia	5
Montana	3	Wyoming	2
		Total Stores	400

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

In June 2006, we entered into an operating lease with an independent third party to lease our corporate headquarters for an initial term of 15 years, expiring in 2021. We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 30,000 square feet.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Growth Strategy” and “Distribution” as well as PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – “Executive Summary” of this report.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. We cannot provide assurance as to the ultimate outcome of any litigation involving us. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business. On October 31, 2013, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of Illinois (the “District Court”) captioned Nicaj v. Shoe Carnival, Inc. The complaint alleged that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by printing the month of the expiration date of our customers’ credit cards on transaction receipts. The plaintiff sought, among other things, the designation of this action as a class action, an award of monetary damages of between $100 and $1,000 per violation, counsel fees and costs, and such other relief as the court deemed appropriate.

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. In September 2014, the Seventh Circuit entered an order affirming the District Court’s order.  The plaintiff petitioned the United States Supreme Court for certiorari, and the Supreme Court denied that petition on February 23, 2015. The Supreme Court’s order concludes this litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993. As of April 10, 2015, there were approximately 166 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2014.

The quarterly intraday high and low trading prices, in addition to dividends per share, were as follows:

Fiscal 2014	High	Low	Dividends Per Share

First Quarter	$27.44	$21.71	$0.06
Second Quarter	22.98	17.30	0.06
Third Quarter	22.59	16.68	0.06
Fourth Quarter	26.84	18.30	0.06

Fiscal 2013

First Quarter	$21.80	$18.98	$0.06
Second Quarter	27.21	20.16	0.06
Third Quarter	27.99	24.35	0.06
Fourth Quarter	29.75	23.59	0.06

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

On March 17, 2015, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2015.  The quarterly cash dividend of $0.06 per share will be paid on April 20, 2015 to shareholders of record as of the close of business on April 6, 2015.

Issuer Purchases of Equity Securities

Throughout fiscal 2014, we issued treasury shares to employees for the exercise of stock options and for the issuance of restricted stock awards. We also repurchased 2,460 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of outstanding common stock, effective January 1, 2015. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2015, and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase programs from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 31, 2015, no shares had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in August 2010 and expired in accordance with its terms on December 31, 2014. At its expiration, we had purchased approximately 625,000 shares at an aggregate cost of $12.2 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2014:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs	Programs(2)

November 2, 2014 to November 29, 2014	0	$0.00	0	$12,800,000
November 30, 2014 to January 3, 2015 (1)	1,623	$23.25	0	$25,000,000
January 4, 2015 to January 31, 2015	0	$0.00	0	$25,000,000
	1,623		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of our outstanding common stock, effective January 1, 2015 and expiring on December 31, 2015. The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in August 2010, and expired in accordance with its terms on December 31, 2014.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2014	2013	2012	2011	2010
Income Statement Data:
Net Sales	$940,162	$884,785	$854,998	$762,534	$739,189
Cost of sales (including buying, distribution and occupancy costs)	666,483	625,468	597,521	537,681	517,650
Gross Profit	273,679	259,317	257,477	224,853	221,539
Selling, general and administrative expenses	231,826	215,650	208,983	182,716	179,154
Operating income	41,853	43,667	48,494	42,137	42,385
Interest income	(14)	(12)	(32)	(79)	(165)
Interest expense	165	173	273	266	258
Income before income taxes	41,702	43,506	48,253	41,950	42,292
Income tax expense	16,175	16,635	18,915	15,568	15,471
Net income	$25,527	$26,871	$29,338	$26,382	$26,821

Net income per share:
Basic (4)	$1.27	$1.33	$1.44	$1.32	$1.41
Diluted (4)	$1.27	$1.32	$1.43	$1.31	$1.37

Weighted average shares:
Basic (4)	19,777	19,926	19,911	19,524	19,085
Diluted (4)	19,791	19,947	19,972	19,694	19,587

Dividends declared per share	$0.24	$0.24	$1.15	$0.00	$0.00

Selected Operating Data:
Stores open at end of year	400	376	351	327	314
Square footage of store space
at year end (000’s)	4,419	4,147	3,823	3,554	3,390
Average sales per store (000’s) (2)	$2,390	$2,425	$2,478	$2,390	$2,384
Average sales per square foot (2) (5)	$221	$223	$229	$221	$221
Comparable store sales (2)(3)	1.8%	0.0%	4.5%	0.7%	8.2%
Balance Sheet Data:
Cash and cash equivalents	$61,376	$48,253	$45,756	$70,602	$60,193
Total assets	$465,016	$436,851	$407,196	$386,562	$345,145
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$331,198	$316,872	$292,368	$283,684	$254,343

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2014, 2013, 2012, 2011, and 2010 relate respectively to the fiscal years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data for fiscal 2012 has been adjusted to a comparable 52-week period ended January 26, 2013. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013 compare the 52-week period ended February 1, 2014 to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compare the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012.
(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting with fiscal 2013.
(4)	On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts in this table give effect to the stock split and have been adjusted retroactively for all periods presented.
(5)	Average sales per square foot includes net e-commerce sales for fiscal years 2014, 2013 and 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 400 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,200 pairs of shoes in four general categories - women’s, men’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items complementary to the sale of footwear. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2014, 2013 and 2012 relate respectively to the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013, in this Annual Report on Form 10-K and in our other public disclosures, compare the 52-week period ended February 1, 2014, to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compare the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

Executive Summary

Fiscal 2014

From a top-line sales perspective, fiscal 2014 began as one of the most challenging years in recent memory. During both the first and second quarters of the year, we experienced moderate declines in comparable store sales finishing the first half of the fiscal year with a 1.8% decrease in comparable store sales. We were pleased with our ability during this period to maintain our conversion ratio and raise our average unit retail price even when faced with declining consumer traffic in our stores. As we navigated through this difficult sales environment, we continued to make investments in our business that we believed would benefit our long-term sales and earnings growth. In the near term, we refined our fall footwear assortment to provide us with what we believed would result in a strong competitive position in the family footwear channel.

We were not disappointed by the consumer’s response to our fall fashion boot assortment, as this product category contributed significantly to our third quarter comparable store sales increase of 2.3%. Our positive sales performance in the third quarter along with our 9.5% comparable store sales increase reported for the fourth quarter drove a second half comparable store sales increase of 5.6%. Our fashion boot selection resonated well with consumers throughout the second half of the fiscal year, and we experienced a strong response to our athletic footwear assortment. The decision to bring fulfillment of our e-commerce orders in house, utilizing the inventory in our physical stores, played a key role in our second-half sales performance, as we were able to minimize out-of-stocks and offer the consumer an expanded online assortment.

Despite the challenges presented by the continuing fluctuations in consumer demand, we were able to manage our inventories and deliver an improved operating margin as compared to the prior fiscal year. Our net sales gains for fiscal 2014 were driven by sales at the 63 new stores opened since the beginning of fiscal 2013 and by a 1.8% comparable store sales increase.

Notwithstanding the challenges faced, throughout fiscal 2014 we remained focused on growing our business both through enhancing the Shoe Carnival brand and store expansion.

•	Our national cable television advertising strategy, which kicked off in April 2014, is intended to leverage national cable television to increase our brand awareness in existing, new and future markets. Throughout the fiscal year, we continued to refine the messaging and at the end of the third quarter began to see measurable results and believe the campaign significantly contributed to our improved fourth quarter performance.

•	Through a continued focused effort on enrollment at the point-of-sale, our Shoe Perks rewards program membership once again doubled, with purchases from Shoe Perks members increasing to 43% of our net sales for fiscal 2014. We continue to believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

•	During the third quarter of fiscal 2014, we successfully launched our first ever mobile app and brought fulfillment of our e-commerce orders in house, utilizing the inventory in our physical stores. By fulfilling our e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. By mid-November 2014, we had enabled 250 stores with the capability of fulfilling e-commerce orders from store locations. During peak sales periods, orders for certain key items and promotional product are being fulfilled from our distribution center.

•	For fiscal 2014, we opened 31 new stores, including stores in Buffalo (New York), Detroit (Michigan), Madison (Wisconsin), Miami (Florida) and Philadelphia (Pennsylvania), which were new markets for us. Also during fiscal 2014, we closed seven stores and relocated three stores locations which we believe will be more productive.

•	We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process and during fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe our process will be enhanced in regards to identifying the best possible locations for future expansion and identifying potential store closings and relocations that will enable us to realize positive long-term financial performance of our portfolio.

Fiscal 2015

In fiscal 2015, we remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand. For fiscal 2015, we expect to open approximately 18 to 22 stores, primarily serving to fill-in existing markets. Consistent with prior year, we also plan to continue to reinvest in our existing physical store base, focusing on in-store graphics, including signage updates to focal walls and end-caps. Dependent upon successful lease negotiations, we plan to remodel approximately 22 stores during the fiscal year.

We will continue with many of the same points of focus from fiscal 2014 including the further evolution of our national cable television advertising strategy and development of effective communication campaigns to employ with our Shoe Perks membership. Also for fiscal 2015, we are proceeding towards our ultimate goal of opening our inventory to be accessible to every store, thus putting us in a position to satisfy our in-store customers with the footwear they are seeking. Overall, we believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in-line with rapidly changing consumer trends and expectations.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of January 31, 2015, and February 1, 2014, totaled $287.9 million and $284.8 million, respectively, representing approximately 62% and 65% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of January 31, 2015, and February 1, 2014, totaled $101.3 million and $90.2 million, respectively, representing approximately 22% and 21% of total assets. From our evaluations performed during fiscal 2014 and fiscal 2013, we recorded impairments of long-lived assets of $1,000,000 and $947,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of January 31, 2015 and February 1, 2014, our self-insurance reserves totaled $2.9 million for both years. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate. Significant judgment is required in determining our annual tax expense and evaluating our tax positions. As a part of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, deferred lease incentives and stock-based compensation. Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2014	2013	2012
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.9	70.7	69.9
Gross profit	29.1	29.3	30.1
Selling, general and administrative expenses	24.6	24.4	24.4
Operating income	4.5	4.9	5.7
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	4.5	4.9	5.7
Income tax expense	1.8	1.9	2.3
Net income	2.7%	3.0%	3.4%

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

2014 Compared to 2013

Net Sales

Net sales increased $55.4 million to $940.2 million for fiscal 2014, a 6.3% increase, from net sales of $884.8 million for fiscal 2013. Of the $55.4 million increase in net sales, approximately $50.2 million was attributable to the 63 new stores we opened since the beginning of fiscal 2013 and $15.4 million was attributable to our 1.8% increase in comparable store sales. These increases were partially offset by the loss of $10.4 million in sales from the fourteen stores closed since the beginning of fiscal 2013.

Gross Profit

Gross profit increased $14.4 million to $273.7 million in fiscal 2014. The gross profit margin in fiscal 2014 decreased to 29.1% from 29.3% in the prior fiscal year. Our merchandise margin remained flat between years while buying, distribution and occupancy costs, as a percentage of sales, increased 0.2%. Buying, distribution and occupancy costs increased approximately $8.1 million during fiscal 2014 as compared to the prior fiscal year primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.2 million in fiscal 2014 to $231.8 million, primarily due to an additional $11.9 million in incremental expense in fiscal 2014 related to the operation of new stores, net of expense reductions for stores that have closed since the beginning of fiscal 2013. Incentive compensation, inclusive of stock-based compensation, decreased $2.4 million in fiscal 2014 as compared to fiscal 2013. This reduction was primarily attributable to our reversal of our cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration.

In both fiscal 2014 and 2013, pre-opening costs included in selling, general and administrative expenses were $2.1 million, or 0.2% as a percentage of sales. We opened 31 stores during fiscal 2014 at an average cost of $68,000 as compared to 32 stores last year at an average cost of $66,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2014 was $1.5 million or 0.2% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2013 was $1.2 million or 0.1% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close a store in fiscal 2014. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for fiscal 2014 was 38.8% as compared to 38.2% for fiscal 2013. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

2013 Compared to 2012

Net Sales

Net sales increased $29.8 million to $884.8 million for fiscal 2013, a 3.5% increase, from net sales of $855.0 million for fiscal 2012. Of the $29.8 million increase in net sales, the 63 new stores we opened since the beginning fiscal 2012 contributed an additional $51.4 million in sales. These increases were partially offset by a $5.5 million decline in sales within our comparable store base along with the loss of $5.4 million in sales from the fourteen stores closed since the beginning of fiscal 2012. Similar to other retailers, we follow the retail calendar, which included an extra week in the fourth quarter of fiscal 2012 (the 53rd week). The loss of this one week of sales in fiscal 2013 negatively affected our net sales comparison, as approximately $10.7 million in net sales were recorded for this extra week in fiscal 2012. Comparable store sales for the 52-week period ended February 1, 2014, remained flat as compared to the 52-week period ended February 2, 2013.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2014	2013	2012

Net income	$25,527	$26,871	$29,338
Depreciation and amortization	20,063	17,428	15,955
Deferred income taxes	(550)	(721)	(3,347)
Lease incentives	8,307	8,112	7,189
Changes in operating assets and liabilities	3,209	(17,950)	(27,396)
Other operating activities	1,098	4,880	4,111
Net cash provided by operating activities	57,654	38,620	25,850
Net cash used in investing activities	(32,457)	(30,766)	(25,777)
Net cash used in financing activities	(12,074)	(5,357)	(24,919)
Net increase (decrease) in cash and cash equivalents	$13,123	$2,497	$(24,846)

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases under our share repurchase program, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $57.7 million in fiscal 2014 as compared to $38.6 million in fiscal 2013. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $276.0 million at January 31, 2015, from $264.9 million at February 1, 2014. The current ratio was 4.3 at January 31, 2015, and 4.4 at February 1, 2014.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2014, we expended $33.5 million for the purchase of property and equipment, of which $27.2 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2013, we expended $31.0 million for the purchase of property and equipment, of which $26.3 million was for construction of new stores, remodeling and relocations.

The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Historically, our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises. Since fiscal 2008, no stock options have been issued. The number and value of stock options remaining outstanding as of the end of fiscal 2014 will not result in a material amount of cash inflows when exercised.

During fiscal 2014, net cash used in financing activities was $12.1 million as compared to net cash used in financing activities of $5.4 million during fiscal 2013. The increase in cash used in financing activities was primarily attributable to the $7.5 million of common stock repurchased under our share repurchase program in fiscal 2014. There were no repurchases under the share repurchase program in fiscal 2013.

Store Openings and Closings – Fiscal 2014

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process and during fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe our process will be enhanced in regards to identifying the best possible locations for future expansion and identifying potential store closings and relocations that will enable us to realize positive long-term financial performance of our portfolio.

In fiscal 2014, we opened 31 new stores. On a per-store basis, the initial inventory investment for stores opened in the continental United States averaged $646,000, capital expenditures averaged $514,000 and lease incentives received from landlords averaged $208,000. On a per-store basis, the initial inventory investment for our new stores in Puerto Rico averaged $856,000, capital expenditures averaged $1.3 million and lease incentives received from landlords averaged $287,000.

Pre-opening expenses, including rent, freight, advertising, salaries and supplies, totaled approximately $3.7 million for fiscal 2014, or an average of $118,000 per store. During fiscal 2013 we opened 32 new stores and expended $3.4 million, or an average of $107,000 per store. The increase in the average expenditures per new store was primarily the result of an increase in pre-opening rent.

We closed seven stores during both fiscal 2014 and 2013, expending approximately $232,000 and $375,000, respectively, in each fiscal year. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Capital Expenditures – Fiscal 2015

Capital expenditures are expected to be $23 million to $24 million in fiscal 2015. Of our total capital expenditures, between $9 million and $10 million is expected to be used for new store construction and fixturing, $600,000 will be used for store relocations and $6.5 million will be used to remodel approximately 6% of our existing store base. Lease incentives to be received from landlords are expected to range from approximately $6.0 million to $7.0 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2015

Our current store prototype for stores located in the continental United States uses between 8,000 and 12,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital invested in these fiscal 2015 new stores is expected to average approximately $464,000 with landlord incentives averaging $200,000. The average initial inventory investment is expected to range from $450,000 to $550,000 depending on the size and sales expectation of the store and the timing of the new store opening. During fiscal 2015, we anticipate opening between 18 and 22 new stores and relocating two store locations.

Pre-opening expenses, such as rent, freight, advertising, salaries and supplies, are expected to average approximately $137,000 per store in fiscal 2015. This represents an increase of $19,000 over our average fiscal 2014 expenditure and is primarily the result of an anticipated increase in onsite training and advertising.

As we enter fiscal 2015, we currently expect to close 11 stores. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

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

In both fiscal 2014 and fiscal 2013, four quarterly cash dividends, each in the amount of $0.06 per share, were approved and paid. During fiscal 2014 and fiscal 2013, we returned $4.8 million and $4.9 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of our outstanding common stock, effective January 1, 2015. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2015, and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund share repurchase programs from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 31, 2015, no shares had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in August 2010 and expired in accordance with its terms on December 31, 2014. At its expiration, we had repurchased approximately 625,000 shares at an aggregate cost of $12.2 million under the prior repurchase program.

Contractual Obligations

Significant contractual obligations as of January 31, 2015 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2015	2016 & 2017	2018 & 2019	2020 and after
Letters of credit	$3,061	$3,061	$—	$—	$—
Operating leases	422,579	61,057	123,244	100,666	137,612
Purchase commitments	350,734	350,442	292	—	—
Deferred compensation	9,901	19	2	—	9,880
Total contractual obligations	$786,275	$414,579	$123,538	$100,666	$147,492

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of January 31, 2015. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $3.1 million at January 31, 2015. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes. As of January 31, 2015, $46.9 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2020 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 5 – “Long-Term Debt”, Note 6 – “Leases”, Note 7 – “Income Taxes” and Note 8 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the normal course of business, including leases for stores and equipment, we have not entered into any off-balance sheet arrangements during fiscal 2014 or fiscal 2013. See Note 6 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion of our lease obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2014 or fiscal 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

Indianapolis, Indiana

April 16, 2015

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2015	February 1, 2014
Assets
Current Assets:
Cash and cash equivalents	$61,376	$48,253
Accounts receivable	2,928	4,337
Merchandise inventories	287,877	284,801
Deferred income taxes	957	1,208
Other	5,991	3,916
Total Current Assets	359,129	342,515
Property and equipment – net	101,294	90,193
Deferred income taxes	4,227	3,426
Other noncurrent assets	366	717
Total Assets	$465,016	$436,851

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$67,999	$62,671
Accrued and other liabilities	15,123	14,988
Total Current Liabilities	83,122	77,659
Deferred lease incentives	29,908	24,430
Accrued rent	10,505	9,224
Deferred compensation	9,901	8,232
Other	382	434
Total Liabilities	133,818	119,979

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized,
20,673,234 and 20,482,185 shares issued, respectively	207	205
Additional paid-in capital	67,389	66,600
Retained earnings	270,686	250,070
Treasury stock, at cost, 380,890 and 114 shares, respectively	(7,084)	(3)
Total Shareholders’ Equity	331,198	316,872
Total Liabilities and Shareholders’ Equity	$465,016	$436,851

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 31, 2015	February 1, 2014	February 2, 2013

Net sales	$940,162	$884,785	$854,998
Cost of sales (including buying,
distribution and occupancy costs)	666,483	625,468	597,521

Gross profit	273,679	259,317	257,477
Selling, general and administrative expenses	231,826	215,650	208,983

Operating income	41,853	43,667	48,494
Interest income	(14)	(12)	(32)
Interest expense	165	173	273

Income before income taxes	41,702	43,506	48,253
Income tax expense	16,175	16,635	18,915

Net income	$25,527	$26,871	$29,338

Net income per share:
Basic	$1.27	$1.33	$1.44
Diluted	$1.27	$1.32	$1.43

Weighted average shares:
Basic	19,777	19,926	19,911
Diluted	19,791	19,947	19,972

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock			Additional Paid-In	Retained	Treasury
	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at
January 28, 2012	20,478	(391)	$205	$67,574	$222,235	$(6,330)	$283,684
Stock option exercises		233		(1,598)		3,817	2,219
Dividends paid ($1.15 per share)					(23,460)		(23,460)
Stock-based compensation
income tax benefit				1,402			1,402
Employee stock purchase
plan purchases		11		16		185	201
Restricted stock awards	(13)	244		(4,561)		4,561	0
Shares surrendered by employees
to pay taxes on restricted stock		(2)				(41)	(41)
Purchase of common stock for
Treasury		(219)				(4,675)	(4,675)
Stock-based compensation
Expense				3,700			3,700
Net income					29,338		29,338

Balance at
February 2, 2013	20,465	(124)	205	66,533	228,113	(2,483)	292,368
Stock option exercises	6	1		54		15	69
Dividends ($0.24 per share)					(4,914)		(4,914)
Stock-based compensation
income tax benefit				199			199
Employee stock purchase
plan purchases	5	5		113		96	209
Restricted stock awards	6	164		(3,322)		3,322	0
Shares surrendered by employees
to pay taxes on restricted stock		(46)				(953)	(953)
Stock-based compensation
expense				3,023			3,023
Net income					26,871		26,871

Balance at
February 1, 2014	20,482	0	205	66,600	250,070	(3)	316,872
Stock option exercises	6	(4)		1		76	77
Dividends ($0.24 per share)					(4,911)		(4,911)
Stock-based compensation
income tax benefit				68			68
Employee stock purchase
plan purchases	2	(9)		37		173	210
Restricted stock awards	183	(13)	2 2	(260)		258	0
Shares surrendered by employees
to pay taxes on restricted stock		2				(55)	(55)
Purchase of common stock for
Treasury		405				(7,533)	(7,533)
Stock-based compensation
expense				943			943
Net income					25,527		25,527
Balance at
January 31, 2015	20,673	381	$207	$67,389	$270,686	$(7,084)	$331,198

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 31, 2015	February 1, 2014	February 2, 2013

Cash Flows From Operating Activities
Net income	$25,527	$26,871	$29,338
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	20,063	17,428	15,955
Stock-based compensation	1,064	3,295	4,049
Net loss on retirement and impairment of assets	1,104	1,180	628
Deferred income taxes	(550)	(721)	(3,347)
Lease incentives	8,307	8,112	7,189
Other	(1,070)	405	(566)
Changes in operating assets and liabilities:
Accounts receivable	1,409	(2,135)	470
Merchandise inventories	(3,076)	(12,519)	(34,627)
Accounts payable and accrued liabilities	6,838	(4,158)	9,269
Other	(1,962)	862	(2,508)
Net cash provided by operating activities	57,654	38,620	25,850

Cash Flows From Investing Activities
Purchases of property and equipment	(33,543)	(30,966)	(25,977)
Proceeds from sale of property and equipment	836	0	0
Proceeds from note receivable	250	200	200
Net cash used in investing activities	(32,457)	(30,766)	(25,777)

Cash Flow From Financing Activities
Proceeds from issuance of stock	287	278	2,420
Dividends paid	(4,828)	(4,867)	(23,460)
Excess tax benefits from stock-based compensation	55	185	837
Purchase of common stock for treasury	(7,533)	0	(4,675)
Shares surrendered by employees to pay taxes on restricted stock	(55)	(953)	(41)
Net cash used in financing activities	(12,074)	(5,357)	(24,919)
Net increase (decrease) in cash and cash equivalents	13,123	2,497	(24,846)
Cash and cash equivalents at beginning of year	48,253	45,756	70,602

Cash and Cash Equivalents at End of Year	$61,376	$48,253	$45,756

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$166	$179	$270
Cash paid during year for income taxes	$17,618	$16,892	$22,793
Capital expenditures incurred but not yet paid	$1,596	$2,034	$1,562

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our” or “us”). All intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through our retail stores in 33 states within the continental United States and in Puerto Rico. We also offer online shopping on our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2014, 2013, and 2012 relate respectively to the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the financial statement reporting date in addition to the reported amounts of certain revenues and expenses for the reporting period.  The assumptions used by management in future estimates could change significantly due to changes in circumstances and actual results could differ from those estimates.

Cash and Cash Equivalents

We had cash and cash equivalents of $61.4 million at January 31, 2015 and $48.3 million at February 1, 2014. Credit and debit card receivables and receivables due from a third-party totaling $7.0 million and $4.4 million were included in cash equivalents at January 31, 2015 and February 1, 2014, respectively. Credit and debit card receivables generally settle within three days; receivables due from a third-party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 31, 2015, and February 1, 2014, all invested cash was held in a money market account. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of January 31, 2015 and February 1, 2014 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of January 31, 2015 and February 1, 2014 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for these periods. See Note 3 – “Fair Value Measurements” for further discussion.

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

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors. Cost of sales related to our e-commerce orders include charges paid to a third party service provider in addition to the freight expense for delivering merchandise to our customer.

Property and Equipment-Net

Property and equipment is stated at cost. Depreciation and amortization of property, equipment and leasehold improvements are taken on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms. Lives used in computing depreciation and amortization range from two to twenty years. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures that materially increase values, improve capacities or extend useful lives are capitalized. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of $1,000,000, $947,000 and $425,000 in fiscal years 2014, 2013 and 2012, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of January 31, 2015 and February 1, 2014, our self-insurance reserves totaled $2.9 million for both years. While we believe that the recorded amounts are adequate, there can be no assurance that changes to

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $41.6 million, $37.6 million and $37.4 million in fiscal years 2014, 2013 and 2012, respectively.

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

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain. We account for uncertain tax positions in accordance with current authoritative guidance and report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest expense and penalties, if any, related to uncertain tax positions in income tax expense.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying consolidated statements of income.

	Fiscal Year Ended
	January 31, 2015			February 1, 2014			February 2, 2013
	(In thousands except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$25,527			$26,871			$29,338
Amount allocated to participating securities	(461)			(468)			(698)
Net income available for basic common shares and basic earnings per share	$25,066	19,777	$1.27	$26,403	19,926	$1.33	$28,640	19,911	$1.44

Diluted Earnings per Share:
Net income	$25,527			$26,871			$29,338
Amount allocated to participating securities	(461)			(468)			(698)
Adjustment for dilutive potential common shares	0	14		1	21		0	61
Net income available for diluted common shares and diluted earnings per share	$25,066	19,791	$1.27	$26,404	19,947	$1.32	$28,640	19,972	$1.43

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, this guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The standard is applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, and interim periods within those years, with early adoption permitted. We adopted the guidance in the first quarter of 2014. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

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

The following table presents assets that are measured at fair value on a recurring basis at January 31, 2015 and February 1, 2014. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 31, 2015:
Cash equivalents – money market account	$5,2799	$0	$0	$5,279

As of February 1, 2014:
Cash equivalents– money market account	$10,2699	$0	$0	$10,269

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

During the fifty-two weeks ended January 31, 2015, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.3 million, resulting in an impairment charge of

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

$1.0 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million. During the fifty-two weeks ended February 1, 2014, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.4 million, resulting in an impairment charge of $947,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $883,000.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	January 31, 2015	February 1, 2014

Furniture, fixtures and equipment	$142,060	$135,057
Leasehold improvements	98,421	85,786
Total	240,481	220,843
Less accumulated depreciation and amortization	(139,187)	(130,650)
Property and equipment – net	$101,294	$90,193

Note 5 – Long-Term Debt

On April 10, 2013 we amended our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiated certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and, (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of January 31, 2015, there were $3.1 million in letters of credit outstanding and $46.9 million available to us for borrowing under the Credit Agreement.

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

Note 6 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2026. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

We did not assign any store operating leases during fiscal 2014. The last two assignments of operating leases covering former store locations, which we assigned to third parties in prior years, expired during fiscal 2013.

Rental expense for our operating leases consisted of:

(In thousands)	2014	2013	2012

Rentals for real property	$62,727	$58,140	$53,832
Contingent rent	59	189	189
Equipment rentals	66	83	110
Total	$62,852	$58,412	$54,131

Future minimum lease payments at January 31, 2015 were as follows:

(In thousands)	Operating Leases

2015	$61,057
2016	61,296
2017	61,948
2018	52,914
2019	47,752
Thereafter to 2026	137,612
Total	$422,579

Note 7 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2014	2013	2012

Current:
Federal	$14,575	$15,366	$19,581
State	1,800	1,805	2,601
Puerto Rico	350	185	79
Total current	16,725	17,356	22,261

Deferred:
Federal	(1,229)	(139)	(2,692)
State	(115)	(138)	(304)
Puerto Rico	(1,149)	(444)	(350)
Total deferred	(2,493)	(721)	(3,346)
Valuation allowance	1,943	0	0
Total provision	$16,175	$16,635	$18,915

We realized a tax benefit of $69,000, $199,000 and $1.4 million in fiscal years 2014, 2013 and 2012, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2014	2013	2012

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.1	3.8	4.8
Puerto Rico	0.2	(0.6)	(0.6)
Valuation allowance	4.7	0.0	0.0
Tax benefit on foreign losses	(4.3)	0.0	0.0
Other	0.1	0.0	0.0
Effective income tax rate	38.8%	38.2%	39.2%

We recorded $300,000, $346,000 and $162,000 in federal employment related tax credits in fiscal 2014, 2013 and 2012, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Accrued rent	$4,045	$3,543
Accrued compensation	5,896	5,625
Accrued employee benefits	523	506
Inventory	740	411
Self-insurance reserves	592	593
Lease incentives	12,073	10,003
Net operating loss carry forward	1,943	449
Other	367	396
Total deferred tax assets	26,179	21,526
Valuation allowance	(1,943)	0
Total deferred tax assets – net of valuation allowance	24,236	21,526

Deferred tax liabilities:
Depreciation	17,767	15,265
Capitalized costs	1,284	1,180
Puerto Rico net operating loss carry forward impact to federal taxes	0	444
Other	1	3
Total deferred tax liabilities	19,052	16,892
Net deferred tax asset	5,184	4,634
Less current deferred income tax benefit	(957)	(1,208)
Long-term deferred income taxes	$4,227	$3,426

At the end of fiscal 2014, we estimated foreign net operating loss carry forwards of $5.1 million, which expire between fiscal 2023 and fiscal 2024. At January 31, 2015, we had a valuation allowance of $1.9 million. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our unrecognized tax liabilities presented below relate to tax years encompassing our fiscal years 1999 through 2014 for the tax years that remain subject to examination by major tax jurisdictions as of January 31, 2015. A reconciliation of the beginning and ending amount for our unrecognized tax positions, which exclude interest and penalties, is as follows:

(In thousands)	2014	2013	2012

Beginning balance	$0	$69	$69
Increases – tax positions in prior period	0	0	0
Decreases – tax positions in prior period	0	(69)	0
Gross increases – current period tax positions	0	0	0
Decreases related to settlements with taxing authorities	0	0	0
Ending balance	$0	$0	$69

As of January 31, 2015, we have recorded no unrecognized tax liabilities or related accrued penalties or interest in Other liabilities on the Consolidated Balance Sheets. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income.

Note 8 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $639,000, $599,000, and $611,000 in fiscal years 2014, 2013, and 2012, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $12,000 and $10,000 in fiscal years 2014 and 2013, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 11,000, 10,000 and 11,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $209,000, $209,000 and $201,000 for fiscal years 2014, 2013 and 2012, respectively. At January 31, 2015, there were 114,545 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2014	2013	2012

Stock-based compensation expense before the recognized income tax benefit (1)	$37	$37	$36
Income tax benefit	$14	$14	$14

(1) Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $856,000, $1.1 million and $867,000 for fiscal 2014, 2013 and 2012, respectively. The total deferred compensation liability at January 31, 2015 and February 1, 2014 was $9.9 million and $8.2 million, respectively.

Note 9 – Stock Based Compensation

Compensation Plan Summaries

On April 27, 2012, we completed a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts referenced below give effect to the stock split and have been adjusted retroactively for all periods presented.

The Outside Directors Stock Option Plan (the “Directors Plan”) was approved by our Board of Directors on March 4, 1999. The plan reserved for issuance 37,500 shares of common stock (subject to adjustment for stock splits, stock dividends and certain other changes to the common stock). No grants were made under this plan since fiscal 2004, and all awards granted under the Directors Plan have expired or have been fully exercised. On September 10, 2014, the Board of Directors approved the termination of the Directors Plan.

The 2000 Stock Option and Incentive Plan (the “2000 Plan”) was approved by our Board of Directors and shareholders effective June 8, 2000.  On June 14, 2012, the 2000 Plan was amended to increase the number of shares reserved for issuance from 3,000,000 to 3,900,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  The 2000 Plan was also amended to revise the provision governing the payment of dividends on shares of restricted stock.  No further awards may be made under the 2000 Plan after the later of ten years from date of adoption, or ten years from the approval of any amendment. At January 31, 2015, there were 713,000 shares of unissued common stock reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  Restricted stock awards issued to employees under the 2000 Plan are classified as either performance-based or service-based.  Performance-based restricted stock awards typically are granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  Service-based restricted stock awards typically are granted under one of four vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

would vest at the end of a 5-year service period subsequent to date of grant; (c) the full award would vest at the end of a 2-year service period subsequent to date of grant; or (d) for our Directors, all restricted stock awards are issued to vest on January 2 of the year following the year of the grant. Non-vested performance-based restricted stock granted before June 14, 2012, and all shares of non-vested service-based restricted stock provide non-forfeitable rights to all dividends declared by the Company. Dividends on non-vested performance-based restricted stock granted after June 14, 2012, are subject to deferral until such times as the shares vest and are released.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2014	31,572	$9.05
Granted	0
Forfeited or expired	0
Exercised	(9,573)	8.04
Outstanding and exercisable at January 31, 2015	21,999	$9.49	1.45	$302

The following table summarizes information regarding options exercised:

(In thousands)	2014	2013	2012

Total intrinsic value (1)	$146	$103	$2,473
Total cash received	$77	$69	$2,219
Associated excess income tax benefits recorded	$43	$28	$465

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following table summarizes information regarding outstanding and exercisable options at January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 7.63 – 10.36	21,999	1.45	$9.49	21,999	$9.49

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2014	525,259	$19.84
Granted	213,560	25.50
Vested	(16,843)	20.86
Forfeited	(16,400)	21.71
Restricted stock at January 31, 2015	705,576	$21.49

The total fair value at grant date of restricted stock awards that vested during fiscal 2014, 2013 and 2012 was $351,000, $2.6 million and $160,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2013 and fiscal 2012 was $20.85 and $19.51, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2014	2013	2012

Stock-based compensation expense before the recognized income tax benefit	$906	$2,985	$3,663
Income tax benefit	$351	$1,141	$1,436

The $906,000 of expense recognized in fiscal 2014 was comprised of stock-based compensation expense of $3.2 million, partially offset by an expense reversal of $2.3 million. The reduction in expense was attributable to the third quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting prior to their expiration.

As of January 31, 2015, there was approximately $7.5 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 3.3 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2014	78,750	$17.17
Granted	0	0.00
Forfeited	0	17.17
Exercised	(38,375)	17.17
Outstanding at January 31, 2015	40,375	$17.17	2.0
Exercisable at January 31, 2015	40,375	$17.17	2.0

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense is recognized over the vesting period, or immediately for vested awards.

The fair value was estimated using a trinomial lattice model with the following assumptions:

January 31, 2015
Risk free interest rate yield curve	0.01% - 1.18%
Expected dividend yield	1.0%
Expected volatility	37.82%
Maximum life	2.0 Years
Exercise multiple	1.31
Maximum payout	$6.67
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2014, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2014	2013	2012

Stock-based compensation expense before the recognized income tax benefit	$121	$272	$349
Income tax benefit	$47	$104	$137

As of January 31, 2015, no unrecognized compensation expense remained related to non-vested SARs.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 10 – Business Risk

We purchase merchandise from approximately 160 footwear vendors. In fiscal 2014, two suppliers each accounted for 10% or more of our net sales and together accounted for approximately 40% of our net sales. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

On January 16, 2014, the District Court granted our motion and dismissed the plaintiff’s action with prejudice and denied his motion to certify a class as moot, finding that our actions did not violate FACTA and that our conduct, even if it did violate FACTA, was not willful. On February 12, 2014, the plaintiff filed a notice of appeal of the District Court’s order with the Seventh Circuit Court of Appeals. In September 2014, the Seventh Circuit entered an order affirming the District Court’s order.  The plaintiff petitioned the United States Supreme Court for certiorari, and the Supreme Court denied that petition on February 23, 2015. The Supreme Court’s order concludes this litigation.

Note 12 – Related Party Transactions

Our Chairman and principal shareholder and his son were previously shareholders of PL Footwear, Inc. Historically, PL Footwear, Inc. represented us, on a commission basis, as an import agent in dealings with shoe factories in mainland China, where most of our private label shoes are manufactured. During fiscal 2012, PL Footwear, Inc. ceased operations. Commissions paid to PL Footwear, Inc. were $726,000 in fiscal 2012.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2014 and 2013 include results for 13 weeks.

(In thousands, except per share data)

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$235,770	$222,073	$254,687	$227,632
Gross profit	69,582	62,219	76,765	65,113
Operating income	15,209	4,264	17,792	4,588
Net income	9,151	2,584	10,817	2,975
Net income per share – Basic (1)	$0.45	$0.13	$0.54	$0.15
Net income per share – Diluted (1)	$0.45	$0.13	$0.54	$0.15

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$232,287	$216,417	$235,770	$200,311
Gross profit	68,613	62,511	71,011	57,182
Operating income	15,246	9,558	17,815	1,048
Net income	9,519	5,838	10,916	598
Net income per share – Basic (1)	$0.47	$0.29	$0.54	$ 0.03
Net income per share – Diluted (1)	$0.47	$0.29	$0.54	$0.03

(1)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

Note 14 – Subsequent Events

On March 17, 2015, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2015. The quarterly cash dividend of $0.06 per share will be paid on April 20, 2015 to shareholders of record as of the close of business on April 6, 2015.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended February 2, 2013	$109	$94,379	$94,377	$111
Year ended February 1, 2014	$111	$97,399	$97,379	$131
Year ended January 31, 2015	$131	$104,511	$104,495	$147

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 31, 2015.

The Company’s internal control over financial reporting as of January 31, 2015 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
January 31, 2015, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated April 16, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

Indianapolis, Indiana

April 16, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:
The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 31, 2015 and February 1, 2014
Consolidated Statements of Income for the years ended January 31, 2015, February 1, 2014, and February 2, 2013
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2015, February 1, 2014, and February 2, 2013
Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013
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

Shoe Carnival, Inc.

Date: April 16, 2015	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 16, 2015
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer, Chief	April 16, 2015
Clifton E. Sifford	Merchandising Officer and Director (Principal
Executive Officer)

/s/ James A. Aschleman	Director	April 16, 2015
James A. Aschleman

/s/ Kent A. Kleeberger	Director	April 16, 2015
Kent A. Kleeberger

/s/ Gerald W. Schoor	Director	April 16, 2015
Gerald W. Schoor

/s/ Joseph W. Wood	Director	April 16, 2015
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 16, 2015
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer)

/s/ Kathy A. Yearwood	Senior Vice President – Controller and Chief	April 16, 2015
Kathy A. Yearwood	Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013
4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010
4-B	First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013
10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006+
10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006+
10-C*	Summary Compensation Sheet				X
10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993
10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997+
10-F*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011
10-G*	2000 Stock Option and Incentive Plan of Registrant, as amended	8-K	10-L	6/15/2012
10-H*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004+
10-I*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004+
10-J*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005+
10-K*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10-L*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	6/13/13
10-M*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008+
10-N*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008+
10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008+
10-P*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011
10-Q*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	4/15/2013
10-R*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	4/10/2014
21	A list of subsidiaries of Shoe Carnival, Inc.				X
23	Written consent of Deloitte & Touche LLP				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X
• +	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K. SEC File No. 000-21360.

