Form 10-Q
period 2015-05-02
SHOE CARNIVAL INC
filed 2015-06-10
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2015
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

Number of Shares of Common Stock, $.01 par value, outstanding at June 3, 2015 was 20,484,945.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Current Assets:
Cash and cash equivalents	$69,754	$61,376	$41,254
Accounts receivable	2,441	2,928	2,848
Merchandise inventories	295,248	287,877	289,644
Deferred income taxes	1,016	957	1,029
Other	12,915	5,991	11,403
Total Current Assets	381,374	359,129	346,178
Property and equipment - net	103,107	101,294	93,524
Deferred income taxes	5,781	4,227	5,287
Other noncurrent assets	366	366	683
Total Assets	$490,628	$465,016	$445,672

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$76,375	$67,999	$54,231
Accrued and other liabilities	21,190	15,123	22,085
Total Current Liabilities	97,565	83,122	76,316
Deferred lease incentives	30,095	29,908	25,072
Accrued rent	10,888	10,505	9,618
Deferred compensation	10,605	9,901	8,759
Other	212	382	223
Total Liabilities	149,365	133,818	119,988

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,667,434 shares, 20,673,234 shares and 20,672,834 shares issued, respectively	207	207	207
Additional paid-in capital	64,669	67,389	67,497
Retained earnings	279,855	270,686	257,980
Treasury stock, at cost, 186,207 shares, 380,890 shares and 0 shares, respectively	(3,468)	(7,084)	0
Total Shareholders' Equity	341,263	331,198	325,684
Total Liabilities and Shareholders' Equity	$490,628	$465,016	$445,672

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Net sales	$252,767	$235,770
Cost of sales (including buying,
distribution and occupancy costs)	178,078	166,188

Gross profit	74,689	69,582
Selling, general and administrative expenses	57,659	54,373

Operating income	17,030	15,209
Interest income	(3)	(6)
Interest expense	42	42

Income before income taxes	16,991	15,173
Income tax expense	6,595	6,022

Net income	$10,396	$9,151

Net income per share:
Basic	$0.52	$0.45
Diluted	$0.52	$0.45

Weighted average shares:
Basic	19,588	19,960
Diluted	19,601	19,978

Cash dividends declared per share	$0.06	$0.06

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock
(In thousands)	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 31, 2015	20,673	(381)	$207	$67,389	$270,686	$(7,084)	$331,198
Dividends declared ($0.06 per share)					(1,227)		(1,227)
Stock-based compensation income tax benefit				25			25
Employee stock purchase plan purchases		2		14		42	56
Restricted stock awards	(6)	193		(3,587)		3,587	0
Shares surrendered by employees to pay taxes on restricted stock						(13)	(13)
Stock-based compensation expense				828			828
Net income					10,396		10,396
Balance at May 2, 2015	20,667	(186)	$207	$64,669	$279,855	$(3,468)	$341,263

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Cash Flows From Operating Activities
Net income	$10,396	$9,151
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,574	4,646
Stock-based compensation	892	786
Loss on retirement and impairment of assets	139	71
Deferred income taxes	(1,613)	(1,682)
Lease incentives	1,105	1,104
Other	(250)	26
Changes in operating assets and liabilities:
Accounts receivable	488	1,489
Merchandise inventories	(7,371)	(4,843)
Accounts payable and accrued liabilities	8,109	(7,730)
Other	(618)	(136)
Net cash provided by operating activities	16,851	2,882

Cash Flows From Investing Activities
Purchases of property and equipment	(7,342)	(8,794)
Net cash used in investing activities	(7,342)	(8,794)

Cash Flows From Financing Activities
Proceeds from issuance of stock	56	96
Dividends paid	(1,199)	(1,219)
Excess tax benefits from stock-based compensation	25	42
Shares surrendered by employees to pay taxes on restricted stock	(13)	(6)
Net cash used in financing activities	(1,131)	(1,087)
Net increase (decrease) in cash and cash equivalents	8,378	(6,999)
Cash and cash equivalents at beginning of period	61,376	48,253
Cash and Cash Equivalents at End of Period	$69,754	$41,254

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$41	$41
Cash paid (received) during period for income taxes	$491	$(82)
Capital expenditures incurred but not yet paid	$1,782	$1,288

See notes to Condensed Consolidated Financial Statements.

  SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 2, 2015			May 3, 2014
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,396			$9,151
Amount allocated to participating securities	(195)			(155)
Net income available for basic common shares and basic earnings per share	$10,201	19,588	$0.52	$8,996	19,960	$0.45

Diluted Earnings per Share:
Net income	$10,396			$9,151
Amount allocated to participating securities	(195)			(155)
Adjustment for dilutive potential common shares	0	13		0	18
Net income available for diluted common shares and diluted earnings per share	$10,201	19,601	$0.52	$8,996	19,978	$0.45

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On April 1, 2015, the FASB tentatively decided to defer for one year the effective date of this guidance, while also tentatively deciding to permit early adoption. If these changes are adopted, then this guidance will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early adoption permitted as of the original effective date in this guidance (i.e., annual reporting periods beginning after December 15, 2016). We are currently in the process of evaluating the impact of this guidance, as well as the tentative decisions reached by the FASB on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted the guidance in the first quarter of 2015. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data;
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at May 2 2015,
January 31, 2015 and May 3, 2014. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 2, 2015:
Cash equivalents – money market account	$5,280	$0	$0	$5,280

As of January 31, 2015:
Cash equivalents– money market account	$5,279	$0	$0	$5,279

As of May 3, 2014:
Cash equivalents – money market account	$10,273	$0	$0	$10,273

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

During the thirteen-weeks ended May 2, 2015, long-lived assets held and used with a gross carrying amount of $529,000 were written down to their fair value of $478,000, resulting in an impairment charge of $51,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $143,000. During the fifty-two weeks ended January 31, 2015, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.3 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million. There were no impairments of long-lived assets recorded during the thirteen-weeks ended May 3, 2014.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $10,000 before the income tax benefit of $4,000 and $9,000 before the income tax benefit of $4,000 for the thirteen-weeks ended May 2, 2015 and May 3, 2014, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 31, 2015	705,576	$21.49
Granted	192,889	24.30
Vested	(1,250)	22.55
Forfeited	(5,800)	23.21
Restricted stock at May 2, 2015	891,415	$22.08

The weighted-average grant date fair value of stock awards granted during the thirteen-week periods ended May 2, 2015 and May 3, 2014 was $24.30 and $26.05, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2015 was $28,000. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2014 was $17,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Stock-based compensation expense before the recognized income tax benefit	$818	$759
Income tax benefit	$318	$301

As of May 2, 2015, approximately $11.3 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 3.2 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 31, 2015	40,375	$17.17
Granted	156,175	24.26
Forfeited	0	0.00
Exercised	(40,375)	17.17
Outstanding at May 2, 2015	156,175	$24.26	4.88

SARs were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs will vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. These SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26. The SARs exercised in the first quarter of fiscal 2015 were the remaining outstanding SARs granted in the first quarter of fiscal 2012.

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $4.58 as of May 2, 2015.

The fair value was estimated using a trinomial lattice model with the following assumptions:

May 2, 2015
Risk free interest rate yield curve	0.00% -1.50%
Expected dividend yield	1.0%
Expected volatility	37.68%
Maximum life	4.88 Years
Exercise multiple	1.31
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our historical quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate were based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Stock-based compensation expense before the recognized income tax benefit	$64	$18
Income tax benefit	$25	$7

As of May 2, 2015, approximately $659,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States and Puerto Rico in which our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs or impairment charges associated with the closing of underperforming stores; our ability to successfully grow our e-commerce sales; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear; the resolution of litigation or regulatory proceedings in which we are or may become involved; and our ability to meet our labor needs while controlling costs. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as filed with the SEC.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our 401 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of May 2, 2015, January 31, 2015 and May 3, 2014, totaled $295.2 million, $287.9 million and $289.6 million, respectively, representing approximately 60%, 62% and 65% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of May 2, 2015, January 31, 2015 and May 3, 2014, totaled $103.1 million, $101.3 million and $93.5 million, respectively, representing approximately 21%, 22% and 21% of total assets. From our evaluations performed during fiscal 2015, we recorded impairments of long-lived assets of $51,000. No impairment of long-lived assets was recorded in the first quarter of fiscal 2014. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of May 2, 2015, January 31, 2015 and May 3, 2014, our self-insurance reserves totaled $3.0 million, $2.9 million and $2.8 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%

May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.5	70.5
Gross profit	29.5	29.5
Selling, general and
administrative expenses	22.8	23.0
Operating income	6.7	6.5
Interest (income) expense, net	0.0	0.0
Income before income taxes	6.7	6.5
Income tax expense	2.6	2.6
Net income	4.1%	3.9%

Executive Summary for First Quarter Ended May 2, 2015

Despite solid top line and bottom line performance in the first quarter, we experienced a challenging start to the new fiscal year. Unseasonable weather patterns in late February and early March resulted in over 400 closed or partially closed store days and curtailed consumer spending. Lingering west coast port issues also delayed the arrival of certain spring product.  As we progressed through the Easter selling season and with the arrival of seasonable spring weather, our customers responded favorably to our product assortment and comparable store sales rebounded.  Our sales increases for the first quarter of fiscal 2015 were broad-based, with all major merchandise departments producing positive comparable store sales.

While we remain focused on growing our business both through store expansion and enhancing the Shoe Carnival brand, in today’s retail environment the customer expects to shop on their terms, whether it is in the comfort of the living room, on their mobile device, or our stores.  Shoe Carnival is committed to meeting these demands through the ongoing evolution of the multi-channel shopping experience.  During fiscal 2015, we will add an additional 100 stores to our 250 stores currently capable of fulfilling online orders.  This will serve to further expand the selection of styles as well as depth of sizes available to our online customer.  Also during fiscal 2015, we will be launching our new Shoes 2 U program.  Under this program, we will have the ability to ship product to a customer’s home if they are unable to find the size, color or style of a shoe in the store in which they are shopping. This program is the next step in creating an endless aisle experience in which inventory from 350 stores is accessible to any store customer.

Moreover, our e-commerce team is currently focused on the design and implementation of a number of significant enhancements to our flagship e-commerce site and is working to bring functional parity between this site and our mobile and tablet applications.

Results of Operations for the First Quarter Ended May 2, 2015

Net Sales

Net sales increased $17.0 million to $252.8 million during the first quarter of fiscal 2015, a 7.2% increase over the prior year's first quarter net sales of $235.8 million. Of this increase in net sales, $13.4 million was attributable to the sales generated by 38 new stores we opened since the beginning of fiscal 2014 and $7.1 million was attributable to the 3.0% increase in comparable store sales. These increases were partially offset by a loss in sales of $3.5 million from 13 stores closed since the beginning of fiscal 2014. Our comparable store sales gain was primarily driven by increases in conversion, average transaction and average units retail during the first quarter of fiscal 2015 as compared to the first quarter last year.

Gross Profit

Gross profit increased to $74.7 million during the first quarter of fiscal 2015, as compared to gross profit of $69.6 million for the first quarter of fiscal 2014. Our gross profit margin remained flat at 29.5%. Our merchandise margin increased 0.1% while buying, distribution and occupancy costs increased 0.1% as a percentage of sales during the first quarter of fiscal 2015 as compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million in the first quarter of fiscal 2015 to $57.7 million. As a percentage of sales, these expenses decreased to 22.8% in the first quarter of fiscal 2015 from 23.0% in the first quarter of fiscal 2014. Significant changes in expense between the comparative periods included the following:

  We incurred an additional $3.0 million of expense during the first quarter of fiscal 2015, as compared to the first quarter last year, to support our expanded store base. The increase in selling expenses was primarily due to increases in compensation and advertising expense.

  Incentive compensation, inclusive of stock-based compensation, increased $826,000 in the first quarter of fiscal 2015 as compared to the same period last year. This increase was primarily attributable to higher financial performance against the defined metrics associated with our performance-based compensation in the first quarter of fiscal 2015.

Pre-opening costs included in selling, general and administrative expenses were $426,000, or 0.2% as a percentage of sales, in the first quarter of fiscal 2015, as compared to $453,000 million, or 0.2% as a percentage of sales, in the first quarter last year. We opened seven new stores in the first quarters of both fiscal 2015 and fiscal 2014. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs and a non-cash impairment charge of long-lived assets included in selling, general and administrative expenses were $496,000, or 0.2% as a percentage of sales, in the first quarter of fiscal 2015. Store closing costs were $61,000, or 0.03% as a percentage of sales, in the first quarter last year. There were no impairment charges of long-lived assets recorded during the first quarter of last year. We closed six stores in the first quarter of fiscal 2015 compared to one store in the first quarter of fiscal 2014.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2015 was 38.8% as compared to 39.7% for the same time period in fiscal 2014. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between periods was primarily due to changes in tax rates and regulations.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $16.9 million in the first three months of fiscal 2015 as compared to net cash provided by operating activities of $2.9 million in the first three months of fiscal 2014. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $283.8 million at May 2, 2015, from $269.9 million at May 3, 2014 primarily due to an increase in accounts payable compared to the prior year. The current ratio was 3.9 as of May 2, 2015, compared to 4.5 at May 3, 2014.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2015, we expended $7.3 million for the purchase of property and equipment, of which $5.4 million was for new stores, remodeling and relocations. During the first quarter of fiscal 2014, we expended $8.8 million for the purchase of property and equipment, of which $7.5 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. During the first three months of both fiscal 2015 and 2014, net cash used in financing activities was $1.1 million, primarily due to the payment of dividends during the respective quarter.

Capital Expenditures

Capital expenditures for fiscal 2015, including actual expenditures during the first quarter, are expected to be between $24 million and $25 million. Approximately $8 million of our total capital expenditures are expected to be used for new stores and $7 million will be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2015, including actual amounts received during the first quarter, are expected to be approximately $5 to $6 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We have continued to enhance this process, and during fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe our process will be enhanced in regards to identifying possible locations for future expansion and identifying potential store closings and relocations that will improve the long-term financial performance of our portfolio.

In fiscal 2015, we anticipate opening between 18 and 19 new stores, of which seven were opened during the first quarter of fiscal 2015. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $2.3 million for fiscal 2015, or an average of $137,000 per store. During fiscal 2014, we opened 31 new stores and expended $3.7 million on pre-opening expenses, or an average of $118,000 per store. The anticipated increase in the average expenditures per new store is primarily the result of increases in onsite training and support and advertising. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed six stores during the first quarter of fiscal 2015. One store was closed during the first quarter of fiscal 2014. Currently, we have four additional store closings scheduled for the last three quarters of fiscal 2015. Depending upon the results of lease negotiations with certain landlords of underperforming stores, an additional four stores may close in fiscal 2015. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On March 17, 2015, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The dividend of $0.06 per share was paid on April 20, 2015 to shareholders of record as of the close of business on April 6, 2015.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of May 2, 2015. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.8 million at May 2, 2015. As of May 2, 2015, $48.2 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of our outstanding common stock, effective January 1, 2015. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2015, and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund share repurchases under this program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of May 2, 2015, no shares had been repurchased under the new share repurchase program.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2015 or fiscal 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 2, 2015, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(2)	Programs
February 1, 2015 to February 28, 2015	0	$0.00	0	$25,000,000
March 1, 2015 to April 4, 2015 (1)	277	$28.84	0	$25,000,000
April 5, 2015 to May 2, 2015 (1)	185	$27.67	0	$25,000,000
	462		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On December 11, 2014, our Board of Directors authorized a $25 million share repurchase program, effective January 1, 2015, which is to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2015.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10.1	2000 Stock Option and Incentive Plan of Registrant, as amended to date				X
20

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2015	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

22