Form 10-K/A
period 2015-01-31
SHOE CARNIVAL INC
filed 2015-06-30
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

Shoe Carnival, Inc. (“we,” “us” and “our”) is filing Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as filed with the Securities and Exchange Commission on April 16, 2015 (the “Original Filing”), solely to provide the conformed signature of our independent registered public accounting firm that was inadvertently omitted from the Reports of Independent Registered Public Accounting Firm contained in Part II, Item 8 and Part II, Item 9A of the Original Filing and the Consent of Independent Registered Public Accounting Firm filed as an exhibit to the Original Filing. We had received a manually signed copy of these reports and the consent prior to filing the Original Filing. This Amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.

This Amendment should be read in conjunction with the Original Filing. Except as specifically noted above, this Amendment does not amend, modify or update any financial statements or other disclosures contained in the Original Filing. Accordingly, the Original Filing continues to speak as of the date of the Original Filing, and this Amendment does not reflect events occurring after the Original Filing on April 16, 2015.

TABLE OF CONTENTS

Part II, Item 8.	Financial Statements and Supplementary Data	3
Part II, Item 9A.	Controls and Procedures	24
Part IV, Item 15.	Exhibits and Financial Statement Schedules	27
2

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Common Stock
	Issued	Treasury	Amount
Balance at
January 28, 2012	20,478	(391)	$205	$67,574	$222,235	$(6,330)	$283,684
Stock option exercises		233		(1,598)		3,817	2,219
Dividends paid ($1.15 per share)					(23,460)		(23,460)
Stock-based compensation
income tax benefit				1,402			1,402
Employee stock purchase
plan purchases		11		16		185	201
Restricted stock awards	(13)	244		(4,561)		4,561	0
Shares surrendered by employees
to pay taxes on restricted stock		(2)				(41)	(41)
Purchase of common stock for
Treasury		(219)				(4,675)	(4,675)
Stock-based compensation
Expense				3,700			3,700
Net income					29,338		29,338

Balance at
February 2, 2013	20,465	(124)	205	66,533	228,113	(2,483)	292,368
Stock option exercises	6	1		54		15	69
Dividends ($0.24 per share)					(4,914)		(4,914)
Stock-based compensation
income tax benefit				199			199
Employee stock purchase
plan purchases	5	5		113		96	209
Restricted stock awards	6	164		(3,322)		3,322	0
Shares surrendered by employees
to pay taxes on restricted stock		(46)				(953)	(953)
Stock-based compensation
expense				3,023			3,023
Net income					26,871		26,871

Balance at
February 1, 2014	20,482	0	205	66,600	250,070	(3)	316,872
Stock option exercises	6	(4)		1		76	77
Dividends ($0.24 per share)					(4,911)		(4,911)
Stock-based compensation
income tax benefit				68			68
Employee stock purchase
plan purchases	2	(9)		37		173	210
Restricted stock awards	183	(13)	2 2	(260)		258	0
Shares surrendered by employees
to pay taxes on restricted stock		2				(55)	(55)
Purchase of common stock for
Treasury		405				(7,533)	(7,533)
Stock-based compensation
expense				943			943
Net income					25,527		25,527
Balance at
January 31, 2015	20,673	381	$207	$67,389	$270,686	$(7,084)	$331,198

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 31, 2015:
Cash equivalents – money market account	$5,279	$0	$0	$5,279

As of February 1, 2014:
Cash equivalents– money market account	$10,269	$0	$0	$10,269

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Notes to Consolidated Financial Statements – continued

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

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

Notes to Consolidated Financial Statements – continued

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

(In thousands, except per share data)

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$235,770	$222,073	$254,687	$227,632
Gross profit	69,582	62,219	76,765	65,113
Operating income	15,209	4,264	17,792	4,588
Net income	9,151	2,584	10,817	2,975
Net income per share – Basic (1)	$0.45	$0.13	$0.54	$0.15
Net income per share – Diluted (1)	$0.45	$0.13	$0.54	$0.15

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$232,287	$216,417	$235,770	$200,311
Gross profit	68,613	62,511	71,011	57,182
Operating income	15,246	9,558	17,815	1,048
Net income	9,519	5,838	10,916	598
Net income per share – Basic (1)	$0.47	$0.29	$0.54	$0.03
Net income per share – Diluted (1)	$0.47	$0.29	$0.54	$0.03

(1)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

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
23

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

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 16, 2015

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

Shoe Carnival, Inc.

Date: June 30, 2015	By:	/s/ Clifton E. Sifford

Clifton E. Sifford
President and Chief Executive Officer
28

INDEX TO EXHIBITS

The following is a list of all exhibits filed as a part of this From 10-K/A:

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
29