Form 10-Q
period 2015-08-01
SHOE CARNIVAL INC
filed 2015-09-09
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2015
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

Number of Shares of Common Stock, $.01 par value, outstanding at September 3, 2015 were 20,475,483.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	August 1, 2015	January 31, 2015	August 2, 2014

Assets
Current Assets:
Cash and cash equivalents	$39,503	$61,376	$32,686
Accounts receivable	2,449	2,928	3,808
Merchandise inventories	349,037	287,877	337,648
Deferred income taxes	1,154	957	852
Other	9,093	5,991	12,876
Total Current Assets	401,236	359,129	387,870
Property and equipment-net	105,817	101,294	100,648
Deferred income taxes	7,003	4,227	7,164
Other noncurrent assets	381	366	432
Total Assets	$514,437	$465,016	$496,114

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$95,934	$67,999	$105,721
Accrued and other liabilities	20,740	15,123	19,396
Total Current Liabilities	116,674	83,122	125,117
Deferred lease incentives	30,411	29,908	26,426
Accrued rent	11,137	10,505	10,115
Deferred compensation	10,313	9,901	9,105
Other	370	382	202
Total Liabilities	168,905	133,818	170,965

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,633,952 shares, 20,673,234 shares and 20,673,234 shares issued, respectively	206	207	207
Additional paid-in capital	65,218	67,389	68,329
Retained earnings	283,349	270,686	259,334
Treasury stock, at cost, 173,468 shares, 380,890 shares and 146,214 shares, respectively	(3,241)	(7,084)	(2,721)
Total Shareholders' Equity	345,532	331,198	325,149
Total Liabilities and Shareholders' Equity	$514,437	$465,016	$496,114

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014

Net sales	$227,822	$222,073	$480,589	$457,843
Cost of sales (including buying,
distribution and occupancy costs)	161,548	159,854	339,626	326,042

Gross profit	66,274	62,219	140,963	131,801
Selling, general and administrative
expenses	58,397	57,955	116,056	112,328

Operating income	7,877	4,264	24,907	19,473
Interest income	(31)	(3)	(34)	(9)
Interest expense	42	41	84	83

Income before income taxes	7,866	4,226	24,857	19,399
Income tax expense	3,049	1,642	9,644	7,664

Net income	$4,817	$2,584	$15,213	$11,735

Net income per share:
Basic	$0.24	$0.13	$0.76	$0.58
Diluted	$0.24	$0.13	$0.76	$0.58

Weighted average shares:
Basic	19,593	19,856	19,590	19,908
Diluted	19,606	19,869	19,604	19,923

Cash dividends declared per share	$0.065	$0.06	$0.125	$0.12

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
(In thousands)	Issued	Treasury	Amount
Balance at January 31, 2015	20,673	(381)	$207	$67,389	$270,686	$(7,084)	$331,198
Dividends declared ($0.125 per share)					(2,550)		(2,550)
Stock-based compensation income tax benefit				32			32
Employee stock purchase plan purchases		5		31		97	128
Restricted stock awards	(39)	205	(1)	(3,791)		3,792	0
Shares surrendered by employees to pay taxes on restricted stock		(2)				(46)	(46)
Stock-based compensation expense				1,557			1,557
Net income					15,213		15,213
Balance at August 1, 2015	20,634	(173)	$206	$65,218	$283,349	$(3,241)	$345,532

See notes to condensed consolidated financial statements.

  SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014

Cash Flows From Operating Activities
Net income	$15,213	$11,735
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	11,378	9,518
Stock-based compensation	1,752	1,812
Loss on retirement and impairment of assets	422	267
Deferred income taxes	(2,973)	(3,382)
Lease incentives	2,628	3,060
Other	(1,804)	(42)
Changes in operating assets and liabilities:
Accounts receivable	230	529
Merchandise inventories	(61,160)	(52,847)
Accounts payable and accrued liabilities	34,369	47,439
Other	(3,116)	(8,918)
Net cash (used in) provided by operating activities	(3,061)	9,171

Cash Flows From Investing Activities
Purchases of property and equipment	(16,679)	(19,730)
Proceeds from note receivable	250	250
Net cash used in investing activities	(16,429)	(19,480)

Cash Flows From Financing Activities
Proceeds from issuance of stock	128	155
Dividends paid	(2,497)	(2,430)
Excess tax benefits from stock-based compensation	32	35
Purchase of common stock for treasury	0	(3,000)
Shares surrendered by employees to pay taxes on restricted stock	(46)	(18)
Net cash used in financing activities	(2,383)	(5,258)
Net decrease in cash and cash equivalents	(21,873)	(15,567)
Cash and cash equivalents at beginning of period	61,376	48,253
Cash and Cash Equivalents at End of Period	$39,503	$32,686

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$83	$82
Cash paid during period for income taxes	$13,056	$12,074
Capital expenditures incurred but not yet paid	$1,241	$2,544

See notes to condensed consolidated financial statements.

  SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 1, 2015			August 2, 2014
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$4,817			$2,584
Amount allocated to participating securities	(94)			(47)
Net income available for basic common shares and basic earnings per share	$4,723	19,593	$0.24	$2,537	19,856	$0.13

Diluted Earnings per Share:
Net income	$4,817			$2,584
Amount allocated to participating securities	(94)			(47)
Adjustment for dilutive potential common shares	0	13		0	13
Net income available for diluted common shares and diluted earnings per share	$4,723	19,606	$0.24	$2,537	19,869	$0.13

	Twenty-six Weeks Ended
	August 1, 2015			August 2, 2014
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$15,213			$11,735
Amount allocated to participating securities	(292)			(207)
Net income available for basic common shares and basic earnings per share	$14,921	19,590	$0.76	$11,528	19,908	$0.58

Diluted Earnings per Share:
Net income	$15,213			$11,735
Amount allocated to participating securities	(292)			(207)
Adjustment for dilutive potential common shares	0	14		0	15
Net income available for diluted common shares and diluted earnings per share	$14,921	19,604	$0.76	$11,528	19,923	$0.58

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of the original effective date for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted. We adopted the guidance in the first quarter of 2015. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance on accounting for fees paid in a cloud computing arrangement, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory, which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (“LIFO”) or the retail inventory valuation methods. Under the new guidance, inventory valued using other methods, including the first-in-first-out (“FIFO”) method, must be valued at the lower of cost or net realizable value. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We do not believe the guidance will have a material impact on our consolidated financial position, results of operations and cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at August 1, 2015,
January 31, 2015 and August 2, 2014. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 1, 2015:
Cash equivalents – money market account	$5,282	$0	$0	$5,282

As of January 31, 2015:
Cash equivalents – money market account	$5,279	$0	$0	$5,279

As of August 2, 2014:
Cash equivalents – money market account	$275	$0	$0	$275

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

There were no impairments of long-lived assets recorded during the thirteen-weeks ended August 1, 2015. During the twenty-six weeks ended August 1, 2015, long-lived assets held and used with a gross carrying amount of $529,000 were written down to their fair value of $478,000, resulting in an impairment charge of $51,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $143,000. During the fifty-two weeks ended January 31, 2015, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.3 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million. During the thirteen and twenty-six weeks ended August 2, 2014, long-lived assets held and used with a gross carrying amount of $973,000 were written down to their fair value of $826,000, resulting in an impairment charge of $147,000, which was included in earnings for the periods. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $165,000.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended August 1, 2015, stock-based compensation expense for the employee stock purchase plan was $13,000 before the income tax benefit of $5,000 and $23,000 before the income tax benefit of $9,000, respectively. For the thirteen and twenty-six weeks ended August 2, 2014, stock-based compensation expense for the employee stock purchase plan was $10,000 before the income tax benefit of $4,000 and $19,000 before the income tax benefit of $8,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 31, 2015	705,576	$21.49
Granted	203,869	24.44
Vested	(4,750)	22.30
Forfeited	(39,282)	21.90
Restricted stock at August 1, 2015	865,413	$22.16

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended August 1, 2015 and August 2, 2014 was $24.44 and $25.55, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2015 was $106,000. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2014 was $54,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Stock-based compensation expense before the recognized income tax benefit	$716	$1,054	$1,534	$1,814
Income tax benefit	$278	$410	$595	$717

As of August 1, 2015, approximately $10.6 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 3.0 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 31, 2015	40,375	$17.17
Granted	156,175	24.26
Exercised	(40,375)	17.17
Outstanding at August 1, 2015	156,175	$24.26	4.63

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

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $5.34 as of August 1, 2015.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Stock-based compensation expense before the recognized income tax benefit	$131	$(39)	$195	$(21)
Income tax benefit	$51	$(15)	$76	$(8)

As of August 1, 2015, approximately $639,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 28,200 pairs of shoes in four general categories - women’s, men’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, jewelry and scarves. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of August 1, 2015, January 31, 2015 and August 2, 2014, totaled $349.0 million, $287.9 million and $337.6 million, respectively, representing approximately 68%, 62% and 68% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of August 1, 2015, January 31, 2015 and August 2, 2014, totaled $105.8 million, $101.3 million and $100.6 million, respectively, representing approximately 21%, 22% and 20% of total assets. From our evaluations performed during the first six months of fiscal 2015 and fiscal 2014, we recorded impairments of long-lived assets of $51,000 and $147,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $5.7 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of August 1, 2015, January 31, 2015 and August 2, 2014, our self-insurance reserves totaled $3.1 million, $2.9 million and $3.0 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period	Comparable Store Sales
May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%
August 1, 2015	401	5	6	400	(9,000)	4,425,000	0.5%

Year-to-date 2015	400	12	12	400	6,000	4,425,000	1.8%

May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%
August 2, 2014	382	16	0	398	184,000	4,394,000	(2.1)%

Year-to-date 2014	376	23	1	398	247,000	4,394,000	(1.8)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales as a result of our multi-channel strategy. We view the e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	70.9	72.0	70.7	71.2
Gross profit	29.1	28.0	29.3	28.8
Selling, general and
administrative expenses	25.6	26.1	24.1	24.5
Operating income	3.5	1.9	5.2	4.3
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	3.5	1.9	5.2	4.3
Income tax expense	1.4	0.7	2.0	1.7
Net income	2.1%	1.2%	3.2%	2.6%

Executive Summary for Second Quarter Ended August 1, 2015

We believe our financial performance during the quarter demonstrated the success of key initiatives. Some of the highlights of the quarter and a discussion of key initiatives are as follows:

  Net sales increased $5.7 million for the second quarter of fiscal 2015 compared to the same period last year primarily as a result of store growth and a 0.5% increase in comparable store sales. During the period, due to the shift in back-to-school dates and tax-free holidays from the second to third quarter, store traffic and units per transaction were down; however, average dollar transaction and conversion showed favorable growth primarily due to the strength of our inventory selection. These results reflect strong sandal sales for both the women’s and children’s departments in addition to double-digit comparable store sales increases in the canvas category for men, women, and children. Additionally, we ended the quarter with inventory up approximately 2.9% on a per-store basis which left us well positioned for the shift in back-to-school dates and tax-free holidays.
  During the second quarter of fiscal 2015, we opened five stores, relocated one store and closed six stores. This is in-line with our real estate optimization plan to focus on strong trade areas for growth and to review stores that are underperforming.
  During the quarter we increased membership in our Shoe Perks customer loyalty program by an additional 758,000 members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.
  We continue to make improvements to our multi-channel capabilities. In June 2015, we launched our Shoes 2U program. This program enables us to ship product from another store to a customer’s home if they are unable to find the size, color or style of a shoe in the store in which they are shopping. The program creates an endless aisle experience in which our chain-wide inventory is accessible to any store customer. Additionally, our e-commerce team is focused on implementing enhancements to both our e-commerce site and our mobile app which will allow us to better serve our customers.
  We plan to open two new, complementary, small-market concept stores in the second half of fiscal 2015. We believe there is opportunity to expand into new and fill-in existing markets with smaller stores that are approximately half the size of our current average store location.

Results of Operations for the Second Quarter Ended August 1, 2015

Net Sales

Net sales increased $5.7 million to $227.8 million during the second quarter of fiscal 2015, a 2.6% increase over the prior year's second quarter net sales of $222.1 million. Of this increase, $9.2 million was attributable to the sales generated by the 36 new stores we opened since the beginning of the second quarter of fiscal 2014 and $1.0 million was attributable to our increase in comparable store sales. These increases were partially offset by a loss in sales of $4.5 million from the 18 stores closed since the beginning of the second quarter of fiscal 2014. Our comparable store sales gain of 0.5% was primarily driven by increases in conversion and average transaction during the second quarter of fiscal 2015 as compared to the second quarter last year.

Gross Profit

Gross profit increased $4.1 million to $66.3 million in the second quarter of fiscal 2015. The gross profit margin increased to 29.1% from 28.0% compared to the second quarter of fiscal 2014. The merchandise margin increased 1.1% primarily attributable to seasonal and athletic footwear. Buying, distribution and occupancy costs remained flat as a percentage of sales during the second quarter of fiscal 2015 compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $442,000 in the second quarter of fiscal 2015 to $58.4 million, or 25.6% as a percentage of sales, a decrease from 26.1% in the second quarter of fiscal 2014. Significant changes in expenses between the comparative periods included the following:

  We incurred an additional $1.0 million in incremental expense during the second quarter of fiscal 2015 compared to the second quarter of last year related to the operation of our 36 new stores, net of expense reductions for the 18 stores that have closed since the beginning of the second quarter of fiscal 2014.

  We experienced an increase in self-insured health care costs of $447,000 in the second quarter of fiscal 2015 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility.

  Incentive compensation, inclusive of stock-based compensation, increased $317,000 in the second quarter of fiscal 2015 compared to the same period last year. This increase was primarily attributable to higher financial performance against the defined metrics associated with our performance-based compensation in the second quarter of fiscal 2015.

  Advertising expense decreased $2.6 million in the second quarter of fiscal 2015 compared to the same period last year. This decrease was primarily attributable to timing of our store grand openings and shifts in back-to-school dates and tax free holidays, in addition to certain advertising spending that did not recur in the second quarter of 2015 compared to the same period last year.

Pre-opening costs included in selling, general and administrative expenses were $166,000, or 0.1% as a percentage of sales, in the second quarter of fiscal 2015, compared to $1.2 million, or 0.5% as a percentage of sales, in the second quarter of last year. This decrease was primarily due to opening five stores during the second quarter of fiscal 2015 compared to 16 stores in the second quarter of last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $724,000, or 0.3% as a percentage of sales, in the second quarter of fiscal 2015. Store closing costs and non-cash impairment charges of long-lived assets were $167,000, or 0.1% as a percentage of sales, in the second quarter last year. We closed six stores in the second quarter of fiscal 2015 and no stores were closed in the second quarter of fiscal 2014.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2015 was 38.8% compared to 38.9% for the same period in fiscal 2014. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended August 1, 2015

Net Sales

Net sales increased $22.8 million to $480.6 million for the six-month period ended August 1, 2015, a 5.0% increase compared to net sales of $457.8 million for the six-month period ended August 2, 2014. Of the $22.8 million increase in net sales, approximately $22.9 million was attributable to the 43 new stores we opened since the beginning of fiscal 2014 and $7.8 million was attributable to our increase in comparable store sales. These increases were partially offset by a loss of $7.9 million in sales from the 19 stores closed since the beginning of fiscal 2014. Comparable store sales for the six-month period ended August 1, 2015, increased 1.8%.

Gross Profit

Gross profit increased $9.2 million to $141.0 million in the first six months of fiscal 2015. The gross profit margin for the first six months of fiscal 2015 increased to 29.3% from 28.8% as reported in the comparable prior year period. The merchandise margin increased 0.6%. Buying, distribution and occupancy costs increased $2.7 million during the first six months of fiscal 2015, or 0.1% as a percentage of sales, compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million in the first six months of fiscal 2015 to $116.1 million, or 24.1% as a percentage of sales, a decrease from 24.5% in the first six months of fiscal 2014. Significant changes in expense between the comparative periods included the following:

  We incurred an additional $3.9 million in incremental expense during the first six months of fiscal 2015, compared to the same period last year, related to the operation of our 43 new stores, net of expense reductions for the 19 stores that have closed since the beginning of fiscal 2014.

  We experienced an increase in self-insured health care costs of $417,000 in the first six months of fiscal 2015 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility.

  Incentive compensation, inclusive of stock-based compensation, increased $1.1 million in the first six months of fiscal 2015 compared to the same period last year. This increase was primarily attributable to higher financial performance against the defined metrics associated with our performance-based compensation.

  Advertising expense decreased $3.4 million in the first six months of fiscal 2015 compared to the same period last year. This decrease was primarily attributable to timing of our store grand openings and shifts in back-to-school dates and tax free holidays, in addition to certain advertising spending that did not recur in the first six months of 2015 compared to the same period last year.

In the first six months of fiscal 2015, pre-opening costs included in selling, general and administrative expenses were $593,000, or 0.1% as a percentage of sales, compared to $1.6 million, or 0.4% as a percentage of sales, in the same period last year. This decrease was primarily due to opening 12 stores during the first six months of fiscal 2015 compared to 23 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs and a non-cash impairment charge included in selling, general and administrative expenses were $1.2 million, or 0.3% as a percentage of sales, in the first six months of fiscal 2015. Store closing costs and non-cash impairment charges of long-lived assets were $227,000, or 0.1% as a percentage of sales, in the first six months of last year. We closed 12 stores in the first six months of fiscal 2015 and one store was closed in the first six months of fiscal 2014.

Income Taxes

The effective income tax rate for the first six months of fiscal 2015 was 38.8% compared to 39.5% for the same period in fiscal 2014. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between periods was primarily due to changes in state tax rates.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash used in operating activities was $3.1 million in the first six months of fiscal 2015 compared to net cash provided by operating activities of $9.2 million in the first six months of fiscal 2014. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $284.6 million at August 1, 2015, from $262.8 million at August 2, 2014. This increase is primarily attributable to higher levels of inventory due to the shift in back-to-school dates and tax free holidays. The current ratio was 3.4 as of August 1, 2015 compared to 3.1 at August 2, 2014.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2015, we expended $16.7 million for the purchase of property and equipment, of which $11.3 million was for new stores, remodeling and relocations. During the first six months of fiscal 2014, we expended $19.7 million for the purchase of property and equipment, of which $16.5 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of our publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. During the first six months of fiscal 2015, net cash used in financing activities was $2.4 million compared to net cash used in financing activities of $5.3 million during the first six months of fiscal 2014. The decrease in cash used in financing activities was primarily attributable to the $3.0 million of common stock repurchased under our share repurchase program during the first six months of fiscal 2014. No shares were repurchased under this program in the first six months of fiscal 2015.

Capital Expenditures

Capital expenditures for fiscal 2015, including actual expenditures during the first six months, are expected to be between $26 million and $27 million. Approximately $9.5 million of our total capital expenditures are expected to be used for new stores and $8.2 million will be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2015, including actual amounts received during the first six months, are expected to be approximately $5 to $6 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

In fiscal 2015, we anticipate opening 21 new stores, including two small-market concept stores that we plan to open in the second half of 2015. We opened 12 stores during the first six months of fiscal 2015. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $2.2 million for fiscal 2015, or an average of $105,000 per store. During fiscal 2014, we opened 31 new stores and expended $3.7 million on pre-opening expenses, or an average of $118,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed 12 stores during the first six months of fiscal 2015. One store was closed during the first six months of fiscal 2014. Currently, we have three additional store closings scheduled for the last two quarters of fiscal 2015. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On June 11, 2015, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The dividend of $0.065 per share was paid on July 20, 2015 to shareholders of record as of the close of business on July 6, 2015.

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

We were in compliance with these covenants as of August 1, 2015. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.9 million at August 1, 2015. As of August 1, 2015, $48.1 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of our outstanding common stock, effective January 1, 2015. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2015, and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund share repurchases under this program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of August 1, 2015, no shares had been repurchased under the new share repurchase program. From August 2, 2015 through September 8, 2015, we repurchased approximately 28,000 shares pursuant to our share repurchase program at a cost of $681,000. As a result, as of September 8, 2015, the amount that remained available under this program was approximately $24.3 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2015 or fiscal 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 1, 2015, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs
May 3, 2015 to May 30, 2015	420	$28.87	0	$25,000,000
May 31, 2015 to July 4, 2015	755	$27.75	0	$25,000,000
July 5, 2015 to August 1, 2015	0	$0.00	0	$25,000,000
	1,175		0

(1)	Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards

(2)	On December 11, 2014, our Board of Directors authorized a $25 million share repurchase program, effective January 1, 2015, which is to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2015. From August 2, 2015 through September 8, 2015, we repurchased approximately 28,000 shares pursuant to our share repurchase program at a cost of $681,000. As a result, as of September 8, 2015, the amount that remained available under this program was approximately $24.3 million.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

EXHIBITS - Continued

Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2015	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)