Form 10-Q
period 2015-10-31
SHOE CARNIVAL INC
filed 2015-12-08
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015
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

Number of Shares of Common Stock, $.01 par value, outstanding at December 7, 2015 were 19,952,300.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	October 31, 2015	January 31, 2015	November 1, 2014

Assets
Current Assets:
Cash and cash equivalents	$49,035	$61,376	$29,089
Accounts receivable	2,665	2,928	2,954
Merchandise inventories	318,878	287,877	317,865
Deferred income taxes	1,236	957	794
Other	5,611	5,991	4,742
Total Current Assets	377,425	359,129	355,444
Property and equipment-net	106,374	101,294	101,362
Deferred income taxes	5,655	4,227	8,085
Other noncurrent assets	348	366	384
Total Assets	$489,802	$465,016	$465,275

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$75,006	$67,999	$70,831
Accrued and other liabilities	18,129	15,123	17,165
Total Current Liabilities	93,135	83,122	87,996
Deferred lease incentives	30,595	29,908	28,383
Accrued rent	11,221	10,505	10,318
Deferred compensation	9,892	9,901	9,616
Other	424	382	250
Total Liabilities	145,267	133,818	136,563

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,604,178 shares, 20,673,234 shares and 20,673,234 shares issued, respectively	206	207	207
Additional paid-in capital	65,807	67,389	66,771
Retained earnings	291,419	270,686	268,929
Treasury stock, at cost, 576,724 shares, 380,890 shares and 387,268 shares, respectively	(12,897)	(7,084)	(7,195)
Total Shareholders' Equity	344,535	331,198	328,712
Total Liabilities and Shareholders' Equity	$489,802	$465,016	$465,275

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 31, 2015	Thirteen Weeks Ended November 1, 2014	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014

Net sales	$269,713	$254,687	$750,302	$712,530
Cost of sales (including buying,
distribution and occupancy costs)	188,396	177,922	528,022	503,964

Gross profit	81,317	76,765	222,280	208,566
Selling, general and administrative
expenses	66,144	58,973	182,200	171,301

Operating income	15,173	17,792	40,080	37,265
Interest income	(2)	(2)	(36)	(11)
Interest expense	42	41	126	124

Income before income taxes	15,133	17,753	39,990	37,152
Income tax expense	5,747	6,936	15,391	14,600

Net income	$9,386	$10,817	$24,599	$22,552

Net income per share:
Basic	$0.47	$0.54	$1.23	$1.12
Diluted	$0.47	$0.54	$1.23	$1.12

Weighted average shares:
Basic	19,444	19,716	19,542	19,844
Diluted	19,452	19,729	19,553	19,859

Cash dividends declared per share	$0.065	$0.06	$0.19	$0.18

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2015	20,673	(381)	$207	$67,389	$270,686	$(7,084)	$331,198
Stock option exercises		15		(125)		280	155
Dividends declared ($0.19 per share)					(3,866)		(3,866)
Stock-based compensation income tax benefit				121			121
Employee stock purchase plan purchases		8		26		153	179
Restricted stock awards	(69)	212	(1)	(3,980)		3,981	0
Shares surrendered by employees to pay taxes on restricted stock		(2)				(46)	(46)
Purchase of common stock for treasury		(429)				(10,181)	(10,181)
Stock-based compensation expense				2,376			2,376
Net income					24,599		24,599
Balance at October 31, 2015	20,604	(577)	$206	$65,807	$291,419	$(12,897)	$344,535

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014

Cash Flows From Operating Activities
Net income	$24,599	$22,552
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	17,132	14,713
Stock-based compensation	2,595	292
Loss on retirement and impairment of assets	958	698
Deferred income taxes	(1,707)	(4,245)
Lease incentives	4,116	5,810
Other	(3,597)	(383)
Changes in operating assets and liabilities:
Accounts receivable	55	1,383
Merchandise inventories	(31,001)	(33,064)
Accounts payable and accrued liabilities	9,699	9,144
Other	456	1,327
Net cash provided by operating activities	23,305	18,227

Cash Flows From Investing Activities
Purchases of property and equipment	(22,313)	(27,533)
Proceeds from sale of property and equipment	0	836
Proceeds from notes receivable	250	250
Net cash used in investing activities	(22,063)	(26,447)

Cash Flows From Financing Activities
Proceeds from issuance of stock	335	203
Dividends paid	(3,782)	(3,631)
Excess tax benefits from stock-based compensation	91	35
Purchase of common stock for treasury	(10,181)	(7,533)
Shares surrendered by employees to pay taxes on restricted stock	(46)	(18)
Net cash used in financing activities	(13,583)	(10,944)
Net decrease in cash and cash equivalents	(12,341)	(19,164)
Cash and cash equivalents at beginning of period	61,376	48,253
Cash and Cash Equivalents at End of Period	$49,035	$29,089

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$125	$124
Cash paid during period for income taxes	$15,561	$16,313
Capital expenditures incurred but not yet paid	$2,494	$1,918

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen-Weeks Ended
	October 31, 2015			November 1, 2014
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$9,386			$10,817
Amount allocated to participating securities	(187)			(202)
Net income available for basic common shares and basic earnings per share	$9,199	19,444	$0.47	$10,615	19,716	$0.54

Diluted Earnings per Share:
Net income	$9,386			$10,817
Amount allocated to participating securities	(187)			(202)
Adjustment for dilutive potential common shares	0	8		0	13
Net income available for diluted common shares and diluted earnings per share	$9,199	19,452	$0.47	$10,615	19,729	$0.54

	Thirty-nine Weeks Ended
	October 31, 2015			November 1, 2014
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$24,599			$22,552
Amount allocated to participating securities	(479)			(405)
Net income available for basic common shares and basic earnings per share	$24,120	19,542	$1.23	$22,147	19,844	$1.12

Diluted Earnings per Share:
Net income	$24,599			$22,552
Amount allocated to participating securities	(479)			(405)
Adjustment for dilutive potential common shares	0	11		0	15
Net income available for diluted common shares and diluted earnings per share	$24,120	19,553	$1.23	$22,147	19,859	$1.12

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

In November 2015, the FASB issued guidance which simplifies the classification of deferred taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at October 31, 2015,
January 31, 2015 and November 1, 2014. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 31, 2015:
Cash equivalents – money market account	$5,384	$0	$0	$5,384

As of January 31, 2015:
Cash equivalents – money market account	$5,279	$0	$0	$5,279

As of November 1, 2014:
Cash equivalents – money market account	$5,277	$0	$0	$5,277

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

During the thirteen weeks ended October 31, 2015, long-lived assets held and used with a gross carrying amount of $573,000 were written down to their fair value of $412,000, resulting in an impairment charge of $161,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $69,000. During the thirty-nine weeks ended October 31, 2015, long-lived assets held and used with a gross carrying amount of $1.1 million were written down to their fair value of $891,000, resulting in an impairment charge of $212,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $211,000. During the fifty-two weeks ended January 31, 2015, long-lived assets held and used with a gross carrying amount of $4.3 million were written down to their fair value of $3.3 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million. During the thirteen weeks ended November 1, 2014, long-lived assets held and used with a gross carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $510,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $551,000. During the thirty-nine weeks ended November 1, 2014, long-lived assets held and used with a gross carrying amount of $3.1 million were written down to their fair value of $2.4 million, resulting in an impairment charge of $657,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $717,000.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended October 31, 2015, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of

$3,000 and $32,000 before the income tax benefit of $12,000, respectively. For the thirteen and thirty-nine weeks ended November 1, 2014, stock-based compensation expense for the employee stock purchase plan was $8,000 before the income tax benefit of $3,000 and $28,000 before the income tax benefit of $11,000, respectively.

The following table summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 31, 2015	705,576	$21.49
Granted	212,503	24.43
Vested	(4,750)	22.30
Forfeited	(69,056)	21.98
Restricted stock at October 31, 2015	844,273	$22.18

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended October 31, 2015 and November 1, 2014 was $24.43 and $25.55, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2015 was $106,000. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2014 was $54,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended October 31, 2015	Thirteen Weeks Ended November 1, 2014	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014
Stock-based compensation expense before the recognized income tax benefit	$810	$(1,555)	$2,344	$259
Income tax benefit	$308	$(608)	$902	$102

During the third quarter of fiscal 2014, we recognized a $1.6 million reduction in expense, which was comprised of stock-based compensation expense of $732,000 offset by an expense reversal of $2.3 million. The reduction in expense was attributable to our reversal of cumulative prior period expense for performance-based awards, which management deemed as not probable of vesting prior to their expiration.

As of October 31, 2015, approximately $9.7 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.8 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 31, 2015	40,375	$17.17
Granted	156,175	24.26
Forfeited	(2,625)	24.26
Exercised	(40,375)	17.17
Outstanding at October 31, 2015	153,550	$24.26	4.38

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

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards was $3.70 as of October 31, 2015.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 31, 2015	Thirteen Weeks Ended November 1, 2014	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014
Stock-based compensation expense before the recognized income tax benefit	$24	$26	$219	$5
Income tax benefit	$9	$10	$84	$2

As of October 31, 2015, approximately $358,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.42 years.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our over 400 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a highly promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this highly promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. The same customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics.  Our average store carries approximately 28,200 pairs of shoes and our new small market stores are expected to carry less than half that number of pairs. In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, jewelry, scarves and wallets. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of October 31, 2015, January 31, 2015 and November 1, 2014, totaled $318.9 million, $287.9 million and $317.9 million, respectively, representing approximately 65%, 62% and 68% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our long-lived assets as of October 31, 2015, January 31, 2015 and November 1, 2014, totaled $106.4 million, $101.3 million and $101.4 million, respectively, representing approximately 22% of total assets. From our evaluations performed during the first nine months of fiscal 2015 and fiscal 2014, we recorded impairments of long-lived assets of $212,000 and $657,000, respectively. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $5.5 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our self-insurance reserves totaled $2.9 million at October 31, 2015, January 31, 2015 and November 1, 2014. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%
August 1, 2015	401	5	6	400	(9,000)	4,425,000	0.5%
October 31, 2015	400	6	2	404	40,000	4,465,000	6.0%

Year-to-date 2015	400	18	14	404	46,000	4,465,000	3.3%

May 3, 2014	376	7	1	382	63,000	4,210,000	(1.7)%
August 2, 2014	382	16	0	398	184,000	4,394,000	(2.1)%
November 1, 2014	398	7	1	404	71,000	4,465,000	2.3%

Year-to-date 2014	376	30	2	404	318,000	4,465,000	(0.4)%

Comparable store sales for the periods indicated include stores that have been open for 13 full months prior to the beginning of the period, including those stores that have been relocated or remodeled, and e-commerce sales. Stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales as a result of our multi-channel retailer strategy. We view the e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 31, 2015	Thirteen Weeks Ended November 1, 2014	Thirty-nine Weeks Ended October 31, 2015	Thirty-nine Weeks Ended November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	69.9	69.9	70.4	70.7
Gross profit	30.1	30.1	29.6	29.3
Selling, general and
administrative expenses	24.5	23.1	24.3	24.1
Operating income	5.6	7.0	5.3	5.2
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	5.6	7.0	5.3	5.2
Income tax expense	2.1	2.7	2.0	2.0
Net income	3.5%	4.3%	3.3%	3.2%

Executive Summary for Third Quarter Ended October 31, 2015

We believe our financial performance during the quarter demonstrated the success of our key initiatives. Some highlights of the quarter and a discussion of these key initiatives are as follows:

•	Net sales increased $15.0 million for the third quarter of fiscal 2015 compared to the same period last year primarily as a result of store growth and a 6.0% increase in comparable store sales. Although overall store traffic was down during the quarter, we still experienced increases in our conversion rates, average unit retail, average sales per transactions and units per transactions. We believe this favorable growth was primarily due to the strength of our inventory selection, which resulted in broad based comparable store sales increases in all of our major categories. This was especially true in fashion boots and adult athletics, which all posted double-digit increases in comparable store sales for the quarter. Additionally, we benefited from a calendar shift that moved many of our early back-to-school dates and tax-free holidays into August this year from July last year. This shifted approximately $7.0 million in sales from the second quarter last year into the third quarter this year.

•	During the quarter we increased membership in our Shoe Perks customer loyalty program by an additional 847,000 members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

•	As of the end of the third quarter, both our Shoes 2U and ship-from-store programs had been implemented on a chain wide basis (with limited exceptions). We launched our Shoes 2U program in the first half of fiscal 2015, which enables shipment of product from another store to a customer’s home if they are unable to find the size, color or style of a shoe in the store in which they are shopping. We launched our ship-from-store program in 2014. This program allows fulfillment of our e-commerce orders in house, utilizing the inventory in our brick and mortar stores.

•	During the third quarter of fiscal 2015 we made significant progress on the re-launch of our mobile app, which is planned for early December 2015. This re-launch represents a complete redesign and will introduce e-commerce functionality directly from the app. Product offerings on the app will correspond to our online assortment and customers will also be able to scan UPC codes to find sizes that may not be available in our stores.

•	We opened our first small-market concept store in October 2015 and our second small-market concept store in early November 2015. We believe there is opportunity to expand into new and fill-in existing markets over the next several years with smaller stores which are approximately 5,000 square feet. This will provide consumers and local communities with a convenient shopping experience that builds upon our strong track record of delivering moderately priced branded footwear for the entire family.
16

Results of Operations for the Third Quarter Ended October 31, 2015

Net Sales

Net sales increased $15.0 million to $269.7 million during the third quarter of fiscal 2015, a 5.9% increase over the prior year's third quarter net sales of $254.7 million. Of the $15.0 million increase in net sales, $7.3 million was attributable to sales generated by the 26 new stores we opened since the beginning of the third quarter of fiscal 2014 and $14.2 million was attributable to the 6.0% increase in our comparable store sales. Our increase included double-digit comparable store sales increases in both adult athletics and our fashion boot categories. Additionally, we benefited from a combination of higher conversion rates, average unit retail, average sales per transactions and units per transactions, which were offset by a low single-digit decline in traffic. We also experienced a calendar shift that moved many of our early back-to-school dates and tax-free holidays into August this year from July last year. This shifted approximately $7.0 million in sales from the second quarter last year into the third quarter this year. The increase in sales was partially offset by a loss in sales of $6.5 million from the 20 stores closed since the beginning of the third quarter of fiscal 2014.

Gross Profit

Gross profit increased $4.6 million to $81.3 million in the third quarter of fiscal 2015. The gross profit margin of 30.1% remained unchanged compared to the prior year. The merchandise margin decreased 0.7% primarily due to a combination of the shift in back-to-school dates and tax-free holidays and expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs decreased 0.7% as a percentage of sales during the third quarter of fiscal 2015 compared to the same period last year due to leveraging expenses against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.2 million in the third quarter of fiscal 2015 to $66.1 million, or 24.5% as a percentage of sales, an increase from 23.1% as a percentage of sales in the third quarter of fiscal 2014. Significant changes in expenses between the comparative periods included the following:

•	We incurred an additional $636,000 in incremental expense during the third quarter of fiscal 2015 compared to the third quarter of last year related to the operation of our 26 new stores, net of expense reductions for the 20 stores that have closed since the beginning of the third quarter of fiscal 2014.

•	We experienced an increase in self-insured health care costs of $760,000 in the third quarter of fiscal 2015 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility.

•	Incentive compensation increased $693,000 in the third quarter of fiscal 2015 compared to the same period last year. This increase was primarily attributable to higher financial performance against the defined metrics associated with our performance-based compensation in the third quarter of fiscal 2015.

•	Equity compensation increased $2.4 million in the third quarter of fiscal 2015 compared to the same period last year. This was mainly attributable to a $2.3 million reversal of cumulative prior period expense recorded in the third quarter of fiscal 2014 for certain performance-based restricted stock grants that were deemed by management as not probable to vest prior to their expiration. The reversal of expense recorded in the third quarter of fiscal 2014 did not recur in 2015.

•	Advertising expense increased $3.1 million in the third quarter of fiscal 2015 compared to the same period last year. This increase was primarily attributable to a shift in the back-to-school dates and tax-free holidays, which resulted in a sales and expense shift out of the last week of the second quarter last year and into the first week of the third quarter this year.

Pre-opening costs included in selling, general and administrative expenses were $500,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2015, compared to $321,000, or 0.1% as a percentage of sales, in the third quarter of last year. This increase primarily related to additional advertising expense for new market promotion in the third quarter of 2015. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs and non-cash impairment charges included in selling, general and administrative expenses were $611,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2015. Store closing costs and non-cash impairment charges of long-lived assets were $634,000, or 0.2% as a percentage of sales, in the third quarter last year. We closed two stores in the third quarter of fiscal 2015 and one store was closed in the third quarter of fiscal 2014.

Income Taxes

Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the third quarter of fiscal 2015 was 38.0% compared to 39.1% for the same period in fiscal 2014. The decrease in the effective income tax rate between periods was primarily due to a reduction in permanent items between years and benefit gained from certain tax credits available to us in 2015.

Results of Operations for Nine Month Period Ended October 31, 2015

Net Sales

Net sales increased $37.8 million to $750.3 million for the nine-month period ended October 31, 2015, a 5.3% increase over net sales of $712.5 million during the same period in the prior year. Of the $37.8 million increase in net sales, approximately $29.9 million was attributable to sales generated by the 49 new stores we opened since the beginning of fiscal 2014 and $22.5 million was attributable to the 3.3% increase in our comparable store sales. Our increase included a double-digit comparable store sales increase in our fashion boot categories and a mid-single digit comparable store sales increase in adult athletics. Additionally, we benefited from a combination of higher conversion rates and average sales per transaction, which were offset by a low single-digit decline in traffic. This increase was partially offset by a loss of sales of $14.6 million from the 21 stores closed since the beginning of fiscal 2014.

Gross Profit

Gross profit increased $13.7 million to $222.3 million in the first nine months of fiscal 2015. The gross profit margin for the first nine months of fiscal 2015 increased to 29.6% from 29.3% compared to the prior year. The merchandise margin increased 0.1%. Buying, distribution and occupancy costs decreased 0.2% as a percentage of sales, compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.9 million in the first nine months of fiscal 2015 to $182.2 million, or 24.3% as a percentage of sales, an increase from 24.1% in the first nine months of fiscal 2014. Significant changes in expense between the comparative periods included the following:

•	We incurred an additional $4.5 million in incremental expense during the first nine months of fiscal 2015, compared to the same period last year, related to the operation of our 49 new stores, net of expense reductions for the 21 stores that have closed since the beginning of fiscal 2014.

•	We experienced an increase in self-insured health care costs of $1.2 million in the first nine months of fiscal 2015 when compared to the same period last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility.

•	Incentive compensation, inclusive of stock-based compensation, increased $4.1 million in the first nine months of fiscal 2015 compared to the same period last year. Of this increase, $1.8 million was attributable to higher
18

financial performance against the defined metrics associated with our performance-based cash compensation. The remaining increase of $2.3 million was mainly attributable to our reversal of cumulative prior period expense recorded in the third quarter of fiscal 2014 for certain performance-based restricted stock grants that were deemed not probable to vest prior to their expiration. The reversal of expense recorded in fiscal 2014 did not recur in 2015.

In the first nine months of fiscal 2015, pre-opening costs included in selling, general and administrative expenses were $1.1 million, or 0.2% as a percentage of sales, compared to $1.9 million, or 0.3% as a percentage of sales, in the same period last year. This decrease was primarily due to opening 18 stores during the first nine months of fiscal 2015 compared to 30 stores in the comparable period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs and non-cash impairment charges included in selling, general and administrative expenses were $1.8 million, or 0.2% as a percentage of sales, in the first nine months of fiscal 2015. Store closing costs and non-cash impairment charges of long-lived assets were $861,000, or 0.1% as a percentage of sales, in the first nine months of last year. We closed 14 stores in the first nine months of fiscal 2015 and two stores were closed in the first nine months of fiscal 2014.

Income Taxes

Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The effective income tax rate for the first nine months of fiscal 2015 was 38.5% compared to 39.3% for the same period in fiscal 2014. The decrease in the effective income tax rate between periods was primarily due to a reduction in permanent items between years, benefit gained from certain tax credits available to us in 2015 and changes in jurisdictional tax rates. The annual effective income tax rate for fiscal 2015 is expected to be slightly lower than last fiscal year at approximately 38.5%.

Liquidity and Capital Resources

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $23.3 million in the first nine months of fiscal 2015 compared to net cash provided by operating activities of $18.2 million in the first nine months of fiscal 2014. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital increased to $284.3 million at October 31, 2015, from $267.4 million at November 1, 2014. The current ratio was 4.1 as of October 31, 2015 compared to 4.0 at November 1, 2014.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2015, we expended $22.3 million for the purchase of property and equipment, of which $15.0 million was for new stores, remodeling and relocations. During the first nine months of fiscal 2014, we expended $27.5 million for the purchase of property and equipment, of which $22.3 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of our publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. During the first nine months of fiscal 2015, net cash used in financing activities was $13.6 million compared to net cash used in financing activities of $10.9 million during the first nine months of fiscal 2014. The increase in cash used in financing activities was primarily attributable to the $10.2 million of common stock repurchased under our share repurchase program during the first nine months of fiscal 2015, compared to $7.5 million repurchased in the first nine months of fiscal 2014.

Capital Expenditures

Capital expenditures for fiscal 2015, including actual expenditures during the first nine months, are expected to be between $27 million and $28 million. Approximately $9 million of our total capital expenditures are expected to be used for new stores and $9 million are expected to be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2015, including actual amounts received during the first nine months, are expected to be approximately $6 to $7 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

In fiscal 2015, we anticipate opening 20 new stores, including two small-market concept stores. We opened 18 stores during the first nine months of fiscal 2015, including one small-market concept store. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $2.0 million for fiscal 2015, or an average of $101,000 per store. During fiscal 2014, we opened 31 new stores and expended $3.7 million on pre-opening expenses, or an average of $118,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed 14 stores during the first nine months of fiscal 2015 and closed two stores during the first nine months of fiscal 2014. Currently, we have one additional store closing scheduled for the fourth quarter of fiscal 2015. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On September 9, 2015, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The dividend of $0.065 per share was paid on October 19, 2015 to shareholders of record as of the close of business on October 5, 2015.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of October 31, 2015. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.5 million at October 31, 2015. As of October 31, 2015, $48.5 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 11, 2014, our Board of Directors authorized a new share repurchase program for up to $25 million of our outstanding common stock, effective January 1, 2015. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2015, and in accordance with applicable laws, rules and regulations. The program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We intend to fund share repurchases under this program from cash on hand and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of October 31, 2015, approximately 429,000 shares had been repurchased at an aggregate cost of $10.2 million. The amount that remained available under the share repurchase authorization at October 31, 2015 was $14.8 million. From November 1, 2015 through December 7, 2015, we repurchased approximately 75,000 shares pursuant to our share repurchase program at a cost of $1.7 million. As a result, as of December 7, 2015, the amount that remained available under this program was approximately $13.1 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2015 or fiscal 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 31, 2015, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Programs(1)	Programs

August 2, 2015 to August 29, 2015	0	$0.00	0	$25,000,000
August 30, 2015 to October 3, 2015	269,071	$24.11	269,071	$18,513,000
October 4, 2015 to October 31, 2015	160,370	$18.45	160,370	$14,819,000
	429,441		429,441

(1)	On December 11, 2014, our Board of Directors authorized a $25 million share repurchase program, effective January 1, 2015, which is to terminate upon the earlier of the repurchase of the maximum amount or December 31, 2015. From November 1, 2015 through December 7, 2015, we repurchased approximately 75,000 shares pursuant to our share repurchase program at a cost of $1.7 million. As a result, as of December 7, 2015, the amount that remained available under this program was approximately $13.1 million.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
23

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2015	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

25