Form 10-K
period 2016-01-30
SHOE CARNIVAL INC
filed 2016-04-04
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 30, 2016
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 1, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $420,969,417 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 30, 2016 was 19,807,545.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 16, 2016 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

PART II

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

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 30, 2016

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

ITEM 1.    BUSINESS

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our over 400 store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, fun and promotional marketing efforts. On average, our traditional stores are 11,000 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 27,100 pairs of shoes per location. As of January 30, 2016, we operated 405 stores in 34 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Distinctive shopping experience

Our stores combine competitive pricing with a promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and mic-person as the focal point in each store. With a microphone, this mic-person announces current specials supplied by our centralized merchandising staff, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of our value pricing. We believe this fun and promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 27,100 pairs of shoes in four general categories – women’s, men’s, children’s and athletics – which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles. We engage our customers by presenting creative branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website receive periodic personalized e-mail communication from us. This communication affords us additional opportunity to highlight our broad product assortment and promotions.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at any of our over 400 store locations or online at shoecarnival.com. We also believe our fun and promotional shopping environment contributes to a reputation of value pricing.

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

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and growing our e-commerce business. As of January 30, 2016, we operated 405 stores located across 34 states and Puerto Rico. Our traditional stores averaged approximately 11,000 square feet, ranging in size from 6,000 to 26,500 square feet. Our current traditional store prototype utilizes between 7,500 and 11,000 square feet. Store size depends upon, among other factors, the location of the store and the population base we expect the store to service. Our stores are located predominantly in open-air shopping centers. The sales area of most stores is approximately 87% of the gross store size.

We believe there is opportunity to expand into new, and fill-in existing, markets over the next several years with small-market stores. We opened our first small-market concept store in October 2015 and our second small-market concept store in early November 2015. Our small-market stores provide consumers in local communities with a convenient shopping experience with greater accessibility to our moderately priced, branded footwear. Our current small-market store prototype utilizes between 4,000 and 6,000 square feet.

	Historical Store Count
Fiscal Years	2015	2014	2013	2012	2011

Stores open at the beginning of the year	400	376	351	327	314

New store openings	20	31	32	31	17

Store closings	15	7	7	7	4

Stores open at the end of the year	405	400	376	351	327

Stores relocated	2	3	9	6	9
Percentage of store base remodeled	7%	7%	9%	5%	8%

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy. We believe our strong unleveraged financial position provides a solid platform for additional growth. For fiscal 2015, we opened 20 new stores and closed 15 stores. Approximately 65% of these new store locations served to fill in certain existing markets with additional stores, with the goal of increasing the performance of the overall market. The majority of the remaining 35% of our new store openings were in new major markets. For fiscal 2016, we expect to open approximately 20 stores. Our planned new store expansion for fiscal 2016 includes six small-market concept stores, with the remainder primarily serving to fill-in existing markets.

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

We lease all store locations, as we believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to underperforming stores. Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, tenant mix, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the property owner’s ability to deliver the premises. After we accept the premises from the property owner, we can generally open a turnkey store within 60 days and open an ‘as-is’ store within up to 115 days.

Multi-Channel Strategy

We are committed to establishing Shoe Carnival as a world class multi-channel retailer. The foundation of our multi-channel strategy is to make available the breadth and depth of our entire store-level inventory to customers shopping by whatever channel they prefer for that particular transaction. We believe over time the majority of our customers will utilize more than one of our available channels to purchase footwear or accessories based on their needs at that time. Our e-commerce business continues to grow and in fiscal 2015 we continued to make enhancements to capitalize on our increasing website traffic and optimize conversion rates. Our “ship from store” program is a core element of our multi-channel strategy. This program allows stores to fulfill online orders. As of the end of fiscal 2015, this program had been implemented on a chain wide basis (with limited exceptions). Another important part of our multi-channel strategy is our Shoes 2U program, which we launched in fiscal 2015. This program enables us to ship product from any store to a customer’s home if they are unable to find the size, color or style of a shoe in the store in which they are shopping. This creates an endless aisle experience for our customers in which our chain-wide inventory is accessible to any store customer. A third component of our multi-channel strategy is our mobile app. Our mobile app was redesigned during 2015 and introduced e-commerce functionality directly from the app. Product offerings on the app correspond to our online assortment and customers now have the ability to scan UPC codes to find sizes that may not be available in our stores. Overall, we believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in-line with rapidly changing consumer trends and expectations.

Merchandising and Pricing

We offer a large selection of value priced footwear for the entire family. Our traditional stores carry an average of approximately 27,100 pairs of shoes featuring a broad assortment of current-season name brand footwear, supplemented with private label merchandise. Our stores also carry complementary accessories such as socks, belts, shoe care items, handbags, jewelry, scarves and wallets. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Due to our multi-channel retailer strategy, we view our e-commerce sales as an extension of our physical stores.

Initial pricing levels are typically established in accordance with the manufacturer’s suggested retail pricing structure. Subsequent to this initial pricing, our buying staff manages our markdown cadence based on product-specific sell-through rates to achieve liquidation of inventory within the natural lifecycle of the product. We emphasize our value proposition to customers by combining current season name brand product with promotional pricing. Our promotions include both advertised limited time sale offerings in addition to in-store and online timed specials.

The table below sets forth our percentage of sales by product category:

Fiscal Years	2015	2014	2013	2012	2011

Non-Athletics:
Women's	27	27	27	26	26
Men's	14	14	15	15	15
Children's	5	5	5	5	5
Total	46	46	47	46	46

Athletics:
Women's	16	16	16	17	17
Men's	22	21	21	21	21
Children's	12	13	12	12	12
Total	50	50	49	50	50

Accessories	4	4	4	4	4

Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

We continue to focus on growing our women’s category at a rate higher than the balance of our other footwear categories, with the long term goal of expanding our women’s non-athletic sales to 30% of our total sales. We believe that development of new brands traditionally found in department stores plays a vital role in achieving this goal, and during fiscal 2015, our women’s better brands were sold in 171 stores. By the end of fiscal 2016, we plan to expand our better brands initiative to approximately 195 stores, primarily by including our better brands in new stores opening in fiscal 2016.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to, our core customers. For fiscal 2015, approximately 53% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible. We utilize television advertising, including national cable advertising, to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season. Moreover, it enables us to provide a message of offering value-priced, current season footwear.

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

Continuing an initiative began in 2013, we remain highly focused on expanding Shoe Perks enrollment. In fiscal 2015, our Shoe Perks rewards program membership increased by approximately 50%, with purchases from Shoe Perks members increasing to 55% of our net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.

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

During the third quarter of fiscal 2014, we brought fulfillment of our e-commerce orders in-house, utilizing the inventory in our physical stores. By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment, and leverage store level inventory and overhead. At January 30, 2016, except for a few limited exceptions, all of our store locations had the capability of fulfilling e-commerce orders on a daily basis. During peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center.

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

We purchase merchandise from approximately 170 footwear vendors. In fiscal 2015, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales. Nike, Inc. accounted for approximately 31% of our net sales and Skechers USA, Inc. accounted for approximately 12%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional managers, regional directors, regional managers and the individual store general managers. Generally, each store has a general manager and up to three store managers, depending on sales volume. Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items. Administrative functions are centralized at the corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing. Management oversight for e-commerce is also located at our corporate headquarters.

Employees

At January 30, 2016, we had approximately 5,500 employees, of which approximately 3,100 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. No employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, SC Work Wear®, WHEN YOU WANT 2®, JUMP BACK IN®, STEP OUT OF BORING®, A SURPRISE IN STORE®, SHOES 2U®, and Laces for Learning®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Available Information

We make available free of charge through the investor relations portion of our website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Form 10-K.

Our annual report on Form 10-K as filed with the Securities and Exchange Commission is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at our corporate address.

Executive Officers

Name	Age	Position
J. Wayne Weaver	81	Chairman of the Board and Director
Clifton E. Sifford	62	President, Chief Executive Officer and Director
W. Kerry Jackson	54	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	59	Executive Vice President - Store Operations
Carl N. Scibetta	57	Executive Vice President – Chief Merchandising Officer

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group, Inc., a designer, developer and marketer of women’s footwear. He has over 50 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group, Inc. Mr. Weaver served as chairman and chief executive officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012. During June 2014, Mr. Weaver returned to the Board of Directors of Stein Mart, Inc., a publicly traded chain of off-price retail stores. Mr. Weaver served as a director of Stein Mart, Inc. from November 2002 until April 2008.

Mr. Sifford has been employed as President and Chief Executive Officer and has served as a Director since October 2012. Mr. Sifford also served as Chief Merchandising Officer from October 2012 to March 2016. From June 2001 to October 2012, Mr. Sifford served as Executive Vice President – General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as Senior Vice President – General Merchandise Manager. Prior to joining us, Mr. Sifford served as merchandise manager – shoes for Belk, Inc.

Mr. Jackson has been employed as Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer since October 2012. From August 2004 to October 2012, Mr. Jackson served as Executive Vice President – Chief Financial Officer and Treasurer. From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer. From September 1996 to June 2001, Mr. Jackson served as Vice President – Chief Financial Officer and Treasurer. From January 1993 to September 1996, Mr. Jackson served as Vice President – Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with us. Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant.

Mr. Baker has been employed as Executive Vice President – Store Operations since June 2001. From March 1994 to June 2001, Mr. Baker served as Senior Vice President – Store Operations. From May 1992 to March 1994, Mr. Baker served as Vice President – Store Operations. Prior to that time, he served as one of our regional managers. From 1983 to June 1989, Mr. Baker held various retail management positions with Payless ShoeSource.

Mr. Scibetta has been employed as Executive Vice President – Chief Merchandising Officer since March 2016. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

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

We would be adversely affected if our distribution or information technology operations were disrupted. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana. Virtually all merchandise received by our stores is and will be shipped through our distribution center. We fulfill our e-commerce orders primarily from our store locations. During peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center. Our corporate computer network is essential to our distribution process. If our distribution center is shut down for any reason, such as a natural disaster, power outage or terrorist attack, or if our information technology systems do not operate effectively, or if we are the target of attacks or security breaches, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, as well as certain cyber security incidents, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters our insurance may not be sufficient, or the insurance proceeds may not be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation. We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees. The collection and use of this information is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts.  Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately, including as a result of cyber-security breaches, acts of vandalism, computer viruses, credit card fraud or phishing. If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect our reputation, as well as our operations and financial results, and could result in litigation or regulatory action against us or the imposition of costs, fines or other penalties. As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We may not continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our growth strategy and meet our other liquidity needs. In fiscal 2016, capital expenditures are expected to range from $19 million to $20 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs. If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. We launched our e-commerce business during the third quarter of 2011, selling shoes and related accessories through our website at www.shoecarnival.com. We fulfill e-commerce orders from our store locations and, during peak periods, from our distribution center. Although our e-commerce operations are not at this time material in relation to our total sales, we anticipate that the percentage of our sales through our e-commerce site will grow and thus the risks associated with these operations could have an impact on our overall operations. Our e-commerce operations may not, however, achieve growing sales and profitability. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware, software and service providers, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial position and cash flows.

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

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;
•	problems with oceanic shipping, including shipping container shortages and piracy;
•	port congestion at arrival ports causing delays;
•	additional oceanic shipping costs to reach non-congested ports;
•	inland transit costs and delays resulting from port congestion;
•	economic crises and international disputes;
•	currency exchange rate fluctuations;
•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
•	import duties, import quotas, tariffs, anti-dumping duties, and other trade sanctions;
•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•	compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing, environmental requirements and anti-corruption laws.

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2015, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales. Nike, Inc. accounted for approximately 31% of our net sales and Skechers USA, Inc. accounted for approximately 12%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

We cannot guaranty that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend, and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2016. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together own approximately 25.4% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Restated Articles of Incorporation, our By-Laws and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

ITEM 1B. Unresolved staff comments

None.

ITEM 2.    PROPERTIES

We lease all existing stores and intend to lease all future stores. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 49% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state and Puerto Rico as of January 30, 2016:

State/Territory		State/Territory
Alabama	13	New Jersey	2
Arkansas	11	New York	2
Arizona	4	North Carolina	19
Colorado	4	North Dakota	3
Florida	29	Ohio	21
Georgia	17	Oklahoma	8
Idaho	4	Pennsylvania	14
Iowa	12	Puerto Rico	9
Illinois	29	South Carolina	11
Indiana	26	South Dakota	2
Kansas	4	Tennessee	19
Kentucky	12	Texas	46
Louisiana	14	Utah	5
Michigan	16	Virginia	7
Missouri	20	Wisconsin	3
Mississippi	7	West Virginia	5
Montana	3	Wyoming	2
Nebraska	2	Total Stores	405

In February 2006, we entered into an operating lease with an independent third party to lease our 410,000 square foot distribution center located in Evansville, Indiana. The lease has an initial term of 15 years, expiring in 2021. We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 200,000 square feet.

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

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993. As of March 30, 2016, there were approximately 160 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2015.

The quarterly intraday high and low trading prices, in addition to dividends per share, were as follows:

Fiscal 2015	High	Low	Dividends Per Share

First Quarter	$29.79	$22.20	$0.06
Second Quarter	30.00	25.51	0.065
Third Quarter	28.59	22.03	0.065
Fourth Quarter	25.17	17.36	0.065

Fiscal 2014

First Quarter	$27.44	$21.71	$0.06
Second Quarter	22.98	17.30	0.06
Third Quarter	22.59	16.68	0.06
Fourth Quarter	26.84	18.30	0.06

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

On March 15, 2016, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2016.  The quarterly cash dividend of $0.065 per share will be paid on April 18, 2016 to shareholders of record as of the close of business on April 4, 2016.

Issuer Purchases of Equity Securities

Throughout fiscal 2015, we issued treasury shares to employees for the exercise of stock options and for the issuance of restricted stock awards. We also repurchased 3,404 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2016. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2016, and in accordance with applicable laws, rules and regulations. On January 21, 2016, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 30, 2016, approximately 188,000 shares at an aggregate cost of $4.3 million had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in December 2014 and expired in accordance with its terms on December 31, 2015. At its expiration, we had purchased approximately 621,000 shares at an aggregate cost of $14.5 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2015:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs(2)

November 1, 2015 to November 28, 2015	154	$ 22.27	0	$14,819,000
November 29, 2015 to January 2, 2016	193,486	$ 22.70	191,873	$50,000,000
January 3, 2016 to January 30, 2016	188,051	$ 22.80	188,051	$45,713,000
	381,691		379,924

(1)	Total number of shares purchased includes 1,767 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2016 and expiring on December 31, 2016. The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in December 2014, and expired in accordance with its terms on December 31, 2015.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2015	2014	2013	2012	2011
Income Statement Data:
Net Sales	$983,968	$940,162	$884,785	$854,998	$762,534
Cost of sales (including buying, distribution and occupancy costs)	693,452	666,483	625,468	597,521	537,681
Gross Profit	290,516	273,679	259,317	257,477	224,853
Selling, general and administrative expenses	243,883	231,826	215,650	208,983	182,716
Operating income	46,633	41,853	43,667	48,494	42,137
Interest income	(39)	(14)	(12)	(32)	(79)
Interest expense	168	165	173	273	266
Income before income taxes	46,504	41,702	43,506	48,253	41,950
Income tax expense	17,737	16,175	16,635	18,915	15,568
Net income	$28,767	$25,527	$26,871	$29,338	$26,382

Net income per share:
Basic (4)	$1.45	$1.27	$1.33	$1.44	$1.32
Diluted (4)	$1.45	$1.27	$1.32	$1.43	$1.31

Weighted average shares:
Basic (4)	19,417	19,777	19,926	19,911	19,524
Diluted (4)	19,427	19,791	19,947	19,972	19,694

Dividends declared per share	$0.255	$0.24	$0.24	$1.15	$0.00

Selected Operating Data:
Stores open at end of year	405	400	376	351	327
Square footage of store space
at year end (000’s)	4,465	4,419	4,147	3,823	3,554
Average sales per store (000’s) (2)	$2,407	$2,390	$2,425	$2,478	$2,390
Average sales per square foot (2) (5)	$224	$221	$223	$229	$221
Comparable store sales (2)(3)	3.0%	1.8%	0.0%	4.5%	0.7%
Balance Sheet Data:
Cash and cash equivalents	$68,814	$61,376	$48,253	$45,756	$70,602
Total assets	$481,093	$465,016	$436,851	$407,196	$386,562
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$339,802	$331,198	$316,872	$292,368	$283,684

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2015, 2014, 2013, 2012, and 2011 relate respectively to the fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013, and January 28, 2012. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data for fiscal 2012 has been adjusted to a comparable 52-week period ended January 26, 2013. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013 compare the 52-week period ended February 1, 2014 to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compare the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months after such store’s grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting with fiscal 2013. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.
(4)	On March 23, 2012, our Board of Directors authorized a three-for-two stock split of the shares of our common stock, which was effected in the form of a stock dividend. All share and per share amounts in this table give effect to the stock split and have been adjusted retroactively for all periods presented.
(5)	Average sales per square foot includes net e-commerce sales for fiscal years 2015, 2014, 2013 and 2012. We include e-commerce sales in our average sales per square foot as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our over 400 store locations or online at shoecarnival.com. Our stores combine competitive pricing with a fun and promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this fun and promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant fashion stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics. Our traditional store carries approximately 27,100 pairs of shoes. In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, jewelry, scarves and wallets. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2015, 2014 and 2013 relate respectively to the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, all of which consisted of 52 weeks.

Executive Summary

Fiscal 2015

Despite a challenging start to fiscal 2015 with unseasonable weather patterns and lingering west coast port issues, as the year progressed our customers responded favorably to our product assortment and we ended the year with solid top and bottom line performance. We also benefited from an ongoing focus on multi-channel initiatives which helped drive higher conversion rates, average unit retail and average sales per transaction. During fiscal 2015, we achieved earnings per diluted share of $1.45, a 14% increase over the $1.27 earned in fiscal 2014. This increase resulted from a combination of top-line sales growth, gross profit improvement and our ability to maintain tight control over selling expenses. Additional highlights for the year include:

•	Net sales increased $43.8 million for fiscal 2015 compared to the same period last year primarily as a result of store growth and a 3.0% increase in comparable store sales. Although overall store traffic was down during the year, we still experienced increases in our conversion rates, average unit retail and average sales per transaction. We believe this favorable growth was primarily due to the strength of our inventory selection, which resulted in broad based comparable store sales increases in all of our major categories. This was especially true in our women’s fashion boot and sandal categories, which posted high single digit comparable store sales increases, and our adult athletics and men’s boots categories, which posted mid-single digit increases.
•	Our gross profit margin increased to 29.5% in fiscal 2015 from 29.1% in prior year. Our merchandise margin increased 0.1 percent while buying, distribution and occupancy costs, as a percentage of sales, decreased 0.3 percent due to leveraging expenses against a higher sales base. Selling, general and administrative expenses, as a percentage of sales, were 24.8 percent for fiscal 2015 compared to 24.6 percent last year. Although we were able to maintain tight control over selling expenses, we experienced increases in incentive compensation and self-insured health care costs during the year which caused a slight deleveraging effect of selling, general and administrative expenses against sales.
•	We opened 20 stores and closed 15 stores during fiscal 2015, ending the year with 405 stores. Total capital expenditures decreased $5.6 million compared to the prior year and we ended the fiscal year with $68.8 million in cash and cash equivalents and no interest bearing debt.
•	During the year we increased membership in our Shoe Perks customer loyalty program by an additional 3 million members. For fiscal 2015, member sales accounted for 55% of our total business and members spent 29% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.
•	During fiscal 2015 we added over 100 additional stores to our “ship-from-store” program, which allows stores to fulfill online orders. As of the end of fiscal 2015, this program had been implemented on a chain wide basis (with limited exceptions). This serves to further expand the selection of styles as well as depth of sizes available to our online customer.
•	During the year we launched our Shoes 2U program. This program enables us to ship product from any store to a customer’s home if they are unable to find the size, color or style of a shoe in the store in which they are shopping. This creates an endless aisle experience for our customers in which the vast majority of our inventory assortment is accessible to any store customer.
•	During the fourth quarter of fiscal 2015 we re-launched our mobile app. This re-launch represented a complete redesign and introduced e-commerce functionality directly from the app. Product offerings on the app correspond to our online assortment and customers now have the ability to scan UPC codes to find sizes that may not be available in our stores.
•	We opened our first small-market concept store in October 2015 and our second small-market concept store in early November 2015. We believe there is opportunity to expand into new, and fill-in existing, markets over the next several years with smaller stores ranging in size from 4,000 to 6,000 square feet. This will provide consumers and local communities with a convenient shopping experience that builds upon our strong track record of delivering moderately priced branded footwear for the entire family.

Fiscal 2016

In fiscal 2016, we remain focused on growing our business through store expansion and by enhancing the Shoe Carnival brand. We expect to open approximately 20 stores in fiscal 2016, including six small-market stores, with the remainder primarily serving to fill-in existing markets. Consistent with fiscal 2015, we also plan to continue reinvesting in our existing physical store base, focusing on in-store graphics, including signage updates to focal walls and end-caps. Dependent upon successful lease negotiations, we plan to remodel approximately 5% of our existing store base.

We will continue with many of the same points of focus from fiscal 2015, including the further evolution of our national cable television advertising strategy, as well as the continued development of effective campaigns to communicate with our Shoe Perks members. Also for fiscal 2016, we plan to enhance our multi-channel capability to include “buy online, pick up in-store.” Overall, we believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in line with rapidly changing consumer trends and expectations.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of January 30, 2016, and January 31, 2015, totaled $292.9 million and $287.9 million, respectively, representing approximately 61% and 62% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our net long-lived assets as of January 30, 2016, and January 31, 2015, totaled $103.4 million and $101.3 million, respectively, representing approximately 21% and 22% of total assets. From our evaluations performed during fiscal 2015 and fiscal 2014, we recorded impairments of long-lived assets of $1.0 million for both years. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $5.2 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of January 30, 2016 and January 31, 2015, our self-insurance reserves totaled $3.3 million and $2.9 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2015	2014	2013
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.5	70.9	70.7
Gross profit	29.5	29.1	29.3
Selling, general and administrative expenses	24.8	24.6	24.4
Operating income	4.7	4.5	4.9
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	4.7	4.5	4.9
Income tax expense	1.8	1.8	1.9
Net income	2.9%	2.7%	3.0%

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Comparable store sales for the periods indicated below include stores that have been open for 13 full months after such store’s grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting in fiscal 2013. We include e-commerce sales in our comparable store sales as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

2015 Compared to 2014

Net Sales

Net sales increased $43.8 million to $984.0 million for fiscal 2015, a 4.7% increase, from net sales of $940.2 million for fiscal 2014. Of the $43.8 million increase in net sales, approximately $36.5 million was attributable to the 51 new stores we opened since the beginning of fiscal 2014 and $26.7 million was attributable to our 3.0% increase in comparable store sales. These increases were partially offset by the loss of $19.4 million in sales from the 22 stores closed since the beginning of fiscal 2014. Our increase included high single digit comparable store sales increases in our women’s fashion boot and sandal categories as well as mid-single digit increases in men’s boots and adult athletics. Additionally, we benefited from a combination of higher conversion rates, average unit retail, and average sales per transaction, which were offset by a mid-single digit decline in traffic.

Gross Profit

Gross profit increased $16.8 million to $290.5 million in fiscal 2015. The gross profit margin in fiscal 2015 increased to 29.5% from 29.1% in the prior fiscal year. Our merchandise margin increased 0.1% while buying, distribution and occupancy costs, as a percentage of sales, decreased 0.3% due to leveraging expenses against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.1 million in fiscal 2015 to $243.9 million, primarily due to an additional $4.8 million in incremental expense in fiscal 2015 related to the operation of new stores, net of expense reductions for stores that have closed since the beginning of fiscal 2014. Incentive compensation, inclusive of stock-based compensation, increased $4.4 million in fiscal 2015 compared to fiscal 2014. Of this increase, $1.8 million was attributable to higher financial performance against the defined metrics associated with our performance-based cash compensation. The remaining increase of $2.6 million was mainly attributable to additional expense for performance-based awards granted in fiscal 2015 and our reversal of $2.3 million of cumulative prior period expense recorded in fiscal 2014 for certain performance-based restricted stock grants that were deemed not probable to vest prior to their expiration. The reversal of expense recorded in fiscal 2014 did not recur in 2015. We also experienced an increase in self-insured health care costs of $1.8 million in fiscal 2015 when compared to last year. Costs related to our self-insured health care programs are subject to a significant degree of volatility.

In fiscal 2015, pre-opening costs included in selling, general and administrative expenses were $1.2 million, or 0.1% as a percentage of sales, compared to $2.1 million, or 0.2% as a percentage of sales, for fiscal 2014. We opened 20 stores during fiscal 2015 at an average cost of $60,000 compared to 31 stores last year at an average cost of $68,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2015 was $2.8 million or 0.3% as a percentage of sales. These costs related to the closing of 15 stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2014 was $1.5 million or 0.2% as a percentage of sales. These costs related to the closing of seven stores, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for fiscal 2015 was 38.1% compared to 38.8% for fiscal 2014. Our provision for income tax expense is based on the current estimate of our annual effective tax rate.

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

Gross Profit

Gross profit increased $14.4 million to $273.7 million in fiscal 2014. The gross profit margin in fiscal 2014 decreased to 29.1% from 29.3% in the prior fiscal year. Our merchandise margin remained flat between years while buying, distribution and occupancy costs, as a percentage of sales, increased 0.2%. Buying, distribution and occupancy costs increased approximately $8.1 million during fiscal 2014 compared to the prior fiscal year primarily as a result of the operation of additional store locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.2 million in fiscal 2014 to $231.8 million, primarily due to an additional $11.9 million in incremental expense in fiscal 2014 related to the operation of new stores, net of expense reductions for stores that have closed since the beginning of fiscal 2013. Incentive compensation, inclusive of stock-based compensation, decreased $2.4 million in fiscal 2014 compared to fiscal 2013. This reduction was primarily attributable to our reversal of our cumulative prior period expense for performance-based awards that management deemed were not probable to vest prior to their expiration.

In both fiscal 2014 and 2013, pre-opening costs included in selling, general and administrative expenses were $2.1 million, or 0.2% as a percentage of sales. We opened 31 stores during fiscal 2014 at an average cost of $68,000 compared to 32 stores in fiscal 2013 at an average cost of $66,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

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

Income Taxes

The effective income tax rate for fiscal 2014 was 38.8% compared to 38.2% for fiscal 2013. Our provision for income tax expense is based on our annual effective tax rate.

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2015	2014	2013

Net income	$28,767	$25,527	$26,871
Depreciation and amortization Stock-based compensation	23,078 3,702	20,063 1,064	17,428 3,295
Deferred income taxes	(3,035)	(550)	(721)
Lease incentives	6,604	8,307	8,112
Changes in operating assets and liabilities	2,840	3,209	(17,950)
Other operating activities	(3,401)	34	1,585
Net cash provided by operating activities	58,555	57,654	38,620
Net cash used in investing activities	(27,651)	(32,457)	(30,766)
Net cash used in financing activities	(23,466)	(12,074)	(5,357)
Net increase in cash and cash equivalents	$7,438	$13,123	$2,497

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases under our share repurchase program, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $58.6 million, $57.7 million and $38.6 million in fiscal years 2015, 2014 and 2013, respectively. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital was $282.1 million, $276.0 million and $264.9 million at January 30, 2016, January 31, 2015 and February 1, 2014, respectively. The current ratio was 4.2, 4.3 and 4.4 at January 30, 2016, January 31, 2015 and February 1, 2014.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2015, we expended $27.9 million for the purchase of property and equipment, of which $18.2 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2014, we expended $33.5 million for the purchase of property and equipment, of which $27.2 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2013, we expended $31.0 million for the purchase of property and equipment, of which $26.3 million was for the construction of new stores, remodeling and relocations. The remaining capital expenditures in all periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises and purchases under our Employee Stock Purchase Plan.

During fiscal 2015, net cash used in financing activities was $23.5 million compared to net cash used in financing activities of $12.1 million during fiscal 2014 and $5.4 million in fiscal 2013. The increase in cash used in financing activities in fiscal 2015 was primarily attributable to the $18.8 million of common stock repurchased under our share repurchase program in fiscal 2015. There was $7.5 million of common stock repurchased under the share repurchase program in fiscal 2014 and no common stock repurchased under the share repurchase program during fiscal 2013.

Store Openings and Closings – Fiscal 2015

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process and during fiscal 2014, we incorporated additional real estate specific software tools for portfolio analysis. With the incorporation of these additional tools, we believe we have enhanced our process in regards to identifying the best possible locations for future expansion and identifying potential store closings and relocations that will enable us to realize positive long-term financial performance of our portfolio.

In fiscal 2015, we opened 20 new stores. On a per-store basis, the initial inventory investment for stores opened averaged $552,000, capital expenditures averaged $493,000 and lease incentives received from landlords averaged $170,000.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses totaled approximately $1.9 million for fiscal 2015, or an average of $96,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2014 we opened 31 new stores and expended $3.7 million, or an average of $118,000 per store. The decrease in the average expense per new store was primarily the result of a decrease in pre-opening rent.

We closed 15 stores during fiscal 2015 and seven stores during fiscal 2014. Store closing costs for these stores totaled $817,000 in fiscal 2015 and $232,000 in fiscal 2014. These costs included normal costs associated with closing a store, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Capital Expenditures – Fiscal 2016

Capital expenditures are expected to be $19 million to $20 million in fiscal 2016. Of our total capital expenditures, between $9 million and $10 million are expected to be used for new store construction and fixturing, approximately $1 million will be used for store relocations and approximately $6 million will be used to remodel approximately 5% of our existing store base. Lease incentives to be received from landlords are expected to range from approximately $4 million to $5 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2016

Our current traditional store prototype uses between 7,500 and 11,000 square feet and our current small-market store prototype uses between 4,000 and 6,000 square feet depending upon, among other factors, the location of the store and the population base the store is expected to service. Capital invested in new traditional stores in fiscal 2016 is expected to average approximately $513,000 with landlord incentives averaging $146,000. Capital invested in new small-market stores in fiscal 2016 is expected to average approximately $134,000 with landlord incentives averaging less than $10,000. The average initial inventory investment in our traditional stores is expected to range from $435,000 to $690,000 and the average initial inventory investment in small-market stores is expected to range from $190,000 to $220,000 depending on the size and sales expectation of the store and the timing of the new store opening. During fiscal 2016, we anticipate opening approximately 20 new stores, including six small-market stores, and relocating three store locations.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses are expected to average approximately $109,000 per store in fiscal 2016. This represents an increase of $13,000 over our average fiscal 2015 expense and is primarily the result of an anticipated increase in advertising.

As we enter fiscal 2016, we currently expect to close approximately eight stores. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

In fiscal 2015 four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.06 per share and the dividends paid for the remaining three quarters were increased to $0.065 per share. During both fiscal years 2014 and 2013, four quarterly cash dividends were approved and paid each year, each in the amount of $0.06 per share. During fiscal years 2015, 2014 and 2013, we returned $5.0 million, $4.8 million and $4.9 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2016. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2016, and in accordance with applicable laws, rules and regulations. On January 21, 2016, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program which permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 30, 2016, approximately 188,000 shares at an aggregate cost of $4.3 million had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $25 million share repurchase program that was authorized in December 2014 and expired in accordance with its terms on December 31, 2015. At its expiration, we had purchased approximately 621,000 shares at an aggregate cost of $14.5 million under the prior repurchase program.

Contractual Obligations

Significant contractual obligations as of January 30, 2016 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2016	2017 & 2018	2019 & 2020	2021 and after
Letters of credit	$1,541	$1,541	$-	$-	$-
Operating leases	396,502	62,714	120,872	94,341	118,575
Purchase commitments	372,294	371,665	620	9	-
Deferred compensation	9,612	31	4	-	9,577
Total contractual obligations	$779,949	$435,951	$121,496	$94,350	$128,152

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of January 30, 2016. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.5 million at January 30, 2016. Estimated interest payments on our line of credit are not included in the above table as our line of credit provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes. As of January 30, 2016, $48.5 million was available to us for additional borrowings under the credit facility.

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2021 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments.

See Note 6 – “Long-Term Debt”, Note 7 – “Leases”, Note 8 – “Income Taxes” and Note 9 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for obligations accruing after the date of these assignments in connection with these locations. Except for operating leases entered into in the normal course business, we did not have any off-balance sheet arrangements as of January 30, 2016. See Note 7 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion of our lease obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2015 or fiscal 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 4, 2016

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	January 30, 2016	January 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$68,814	$61,376
Accounts receivable	2,131	2,928
Merchandise inventories	292,878	287,877
Deferred income taxes	1,061	957
Other	5,193	5,991
Total Current Assets	370,077	359,129
Property and equipment – net	103,386	101,294
Deferred income taxes	7,158	4,227
Other noncurrent assets	472	366
Total Assets	$481,093	$465,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$72,086	$67,999
Accrued and other liabilities	15,848	15,123
Total Current Liabilities	87,934	83,122
Deferred lease incentives	31,971	29,908
Accrued rent	11,224	10,505
Deferred compensation	9,612	9,901
Other	550	382
Total Liabilities	141,291	133,818

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized,
20,604,178 and 20,673,234 shares issued, respectively	206	207
Additional paid-in capital	66,805	67,389
Retained earnings	294,308	270,686
Treasury stock, at cost, 955,612 and 380,890 shares, respectively	(21,517)	(7,084)
Total Shareholders’ Equity	339,802	331,198
Total Liabilities and Shareholders’ Equity	$481,093	$465,016

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 30, 2016	January 31, 2015	February 1, 2014

Net sales	$983,968	$940,162	$884,785
Cost of sales (including buying,
distribution and occupancy costs)	693,452	666,483	625,468

Gross profit	290,516	273,679	259,317
Selling, general and administrative expenses	243,883	231,826	215,650

Operating income	46,633	41,853	43,667
Interest income	(39)	(14)	(12)
Interest expense	168	165	173

Income before income taxes	46,504	41,702	43,506
Income tax expense	17,737	16,175	16,635

Net income	$28,767	$25,527	$26,871

Net income per share:
Basic	$1.45	$1.27	$1.33
Diluted	$1.45	$1.27	$1.32

Weighted average shares:
Basic	19,417	19,777	19,926
Diluted	19,427	19,791	19,947

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Issued	Treasury	Amount
Balance at
February 2, 2013	20,465	(124)	$205	$66,533	$228,113	$(2,483)	$292,368
Stock option exercises	6	1		54		15	69
Dividends ($0.24 per share)					(4,914)		(4,914)
Stock-based compensation
income tax benefit				199			199
Employee stock purchase
plan purchases	5	5		113		96	209
Restricted stock awards	6	164		(3,322)		3,322	0
Shares surrendered by employees
to pay taxes on restricted stock		(46)				(953)	(953)
Stock-based compensation
Expense				3,023			3,023
Net income					26,871		26,871

Balance at
February 1, 2014	20,482	0	205	66,600	250,070	(3)	316,872
Stock option exercises	6	4		1		76	77
Dividends ($0.24 per share)					(4,911)		(4,911)
Stock-based compensation
income tax benefit				68			68
Employee stock purchase
plan purchases	2	9		37		173	210
Restricted stock awards	183	13	2	(260)		258	0
Shares surrendered by employees
to pay taxes on restricted stock		(2)				(55)	(55)
Purchase of common stock for
Treasury		(405)				(7,533)	(7,533)
Stock-based compensation
expense				943			943
Net income					25,527		25,527

Balance at
January 31, 2015	20,673	(381)	207	67,389	270,686	(7,084)	331,198
Stock option exercises		15		(125)		280	155
Dividends ($0.255 per share)					(5,145)		(5,145)
Stock-based compensation
income tax benefit				120			120
Employee stock purchase
plan purchases		10		20		216	236
Restricted stock awards	(69)	212	(1)	(3,980)		3,981	0
Shares surrendered by employees
to pay taxes on restricted stock		(3)				(86)	(86)
Purchase of common stock for
Treasury		(809)				(18,824)	(18,824)
Stock-based compensation
expense				3,381			3,381
Net income					28,767		28,767
Balance at
January 30, 2016	20,604	(956)	$206	$66,805	$294,308	$(21,517)	$339,802

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 30, 2016	January 31, 2015	February 1, 2014

Cash Flows From Operating Activities
Net income	$28,767	$25,527	$26,871
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	23,078	20,063	17,428
Stock-based compensation	3,702	1,064	3,295
Loss on retirement and impairment of assets, net	1,770	1,104	1,180
Deferred income taxes	(3,035)	(550)	(721)
Lease incentives	6,604	8,307	8,112
Other	(5,171)	(1,070)	405
Changes in operating assets and liabilities:
Accounts receivable	588	1,409	(2,135)
Merchandise inventories	(5,001)	(3,076)	(12,519)
Accounts payable and accrued liabilities	6,530	6,838	(4,158)
Other	723	(1,962)	862
Net cash provided by operating activities	58,555	57,654	38,620

Cash Flows From Investing Activities
Purchases of property and equipment	(27,901)	(33,543)	(30,966)
Proceeds from sale of property and equipment	0	836	0
Proceeds from note receivable	250	250	200
Net cash used in investing activities	(27,651)	(32,457)	(30,766)

Cash Flow From Financing Activities
Proceeds from issuance of stock	391	287	278
Dividends paid	(5,037)	(4,828)	(4,867)
Excess tax benefits from stock-based compensation	90	55	185
Purchase of common stock for treasury	(18,824)	(7,533)	0
Shares surrendered by employees to pay taxes on restricted stock	(86)	(55)	(953)
Net cash used in financing activities	(23,466)	(12,074)	(5,357)
Net increase in cash and cash equivalents	7,438	13,123	2,497
Cash and cash equivalents at beginning of year	61,376	48,253	45,756

Cash and Cash Equivalents at End of Year	$68,814	$61,376	$48,253

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$168	$166	$179
Cash paid during year for income taxes	$20,020	$17,618	$16,892
Capital expenditures incurred but not yet paid	$677	$1,596	$2,034

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or “Company”). All intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through our retail stores in 34 states within the continental United States and in Puerto Rico. We also offer online shopping on our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2015, 2014, and 2013 relate respectively to the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 and consisted of 52 weeks.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the financial statement reporting date in addition to the reported amounts of certain revenues and expenses for the reporting period.  The assumptions used by management in future estimates could change significantly due to changes in circumstances and actual results could differ from those estimates.

Cash and Cash Equivalents

We had cash and cash equivalents of $68.8 million at January 30, 2016 and $61.4 million at January 31, 2015. Credit and debit card receivables and receivables due from a third-party totaling $5.5 million and $7.0 million were included in cash equivalents at January 30, 2016 and January 31, 2015, respectively. Credit and debit card receivables generally settle within three days; receivables due from a third-party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 30, 2016, and January 31, 2015, all invested cash was held in a money market account. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of January 30, 2016 and January 31, 2015 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of January 30, 2016 and of January 31, 2015 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for these periods. See Note 3 – “Fair Value Measurements” for further discussion.

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of approximately $1.0 million in both fiscal years 2015 and 2014 and $947,000 in fiscal year 2013.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

reported. As of January 30, 2016 and January 31, 2015, our self-insurance reserves totaled $3.3 million and $2.9 million, respectively. We record self-insurance reserves as a component of selling, general and administrative expenses in our Consolidated Statements of Income. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Consideration Received From a Vendor

Consideration is primarily received from merchandise vendors. Consideration is either recorded as a reduction of the price paid for the vendor’s products and recorded as a reduction of our cost of sales, or if the consideration represents a reimbursement of a specific, incremental and identifiable cost, then it is recorded as an offset to the same financial statement line item.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $42.1 million, $41.6 million and $37.6 million in fiscal years 2015, 2014 and 2013, respectively.

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

Segment Information

We have identified each retail store and our e-commerce store as individual operating segments. Our operating segments have been aggregated and are reported as one reportable segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers and economic characteristics. Due to our multi-channel retailer strategy, we view our e-commerce sales as an extension of our physical stores.

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

	Fiscal Year Ended
	January 30, 2016			January 31, 2015			February 1, 2014
	(In thousands except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$28,767			$25,527			$26,871
Amount allocated to participating securities	(566)			(461)			(468)
Net income available for basic common shares and basic earnings per share	$28,201	19,417	$1.45	$25,066	19,777	$1.27	$26,403	19,926	$1.33

Diluted Earnings per Share:
Net income	$28,767			$25,527			26,871
Amount allocated to participating securities	(566)			(461)			(468)
Adjustment for dilutive potential common shares	0	10		0	14		1	21
Net income available for diluted common shares and diluted earnings per share	$28,201	19,427	$1.45	$25,066	19,791	$1.27	$26,404	19,947	$1.32

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Early adoption is permitted. We adopted the guidance in the first quarter of 2015. This adoption had no impact on our consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

The following table presents assets that are measured at fair value on a recurring basis at January 30, 2016 and

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

January 31, 2015. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 30, 2016:
Cash equivalents – money market account	$5,386	$0	$0	$5,386

As of January 31, 2015:
Cash equivalents– money market account	$5,279	$0	$0	$5,279

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

During the fifty-two weeks ended January 30, 2016, we recorded an impairment charge of $1.0 million on long-lived assets held and used with a gross carrying amount of $4.0 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.0 million. During the fifty-two weeks ended January 31, 2015, we recorded an impairment charge of $1.0 million on long-lived assets held and used with a gross carrying amount of $4.3 million, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	January 30, 2016	January 31, 2015

Furniture, fixtures and equipment	$149,341	$142,060
Leasehold improvements	104,220	98,421
Total	253,561	240,481
Less accumulated depreciation and amortization	(150,175)	(139,187)
Property and equipment – net	$103,386	$101,294

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 5 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	January 30, 2016	January 31, 2015

Employee compensation and benefits	$9,380	$8,220
Sales and use tax	1,902	2,479
Other	4,566	4,424
Total accrued and other liabilities	$15,848	$15,123

Note 6 – Long-Term Debt

On April 10, 2013 we amended our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiated certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; and, (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of January 30, 2016, there were $1.5 million in letters of credit outstanding and $48.5 million available to us for borrowing under the Credit Agreement.

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

Note 7 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2027. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for any future obligations that should arise in connection with these locations. Prior to this, the last two assignments of operating leases covering former store locations, which we assigned to third parties in prior years, expired during fiscal 2013.

Rental expense for our operating leases consisted of:

(In thousands)	2015	2014	2013

Rentals for real property	$64,244	$62,727	$58,140
Contingent rent	83	59	189
Equipment rentals	59	66	83
Total	$64,386	$62,852	$58,412

Future minimum lease payments at January 30, 2016 were as follows:

(In thousands)	Operating Leases

2016	$62,714
2017	64,739
2018	56,133
2019	51,273
2020	43,068
Thereafter to 2027	118,575
Total	$396,502

Note 8 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2015	2014	2013

Current:
Federal	$18,366	$14,575	$15,366
State	2,267	1,800	1,805
Puerto Rico	249	350	185
Total current	20,882	16,725	17,356

Deferred:
Federal	(3,000)	(1,229)	(139)
State	(145)	(115)	(138)
Puerto Rico	(318)	(1,149)	(444)
Total deferred	(3,463)	(2,493)	(721)

Valuation allowance	318	1,943	0
Total provision	$17,737	$16,175	$16,635

We realized a tax benefit of $120,000, $69,000 and $199,000 in fiscal years 2015, 2014 and 2013, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2015	2014	2013

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.7	3.1	3.8
Puerto Rico Valuation allowance Tax benefit of foreign losses Other	0.3 0.7 (0.6 0.0)	0.2 4.7 (4.3 0.1)	(0.6 0.0 0.0 0.0)
Effective income tax rate	38.1%	38.8%	38.2%

We recorded $327,000, $300,000 and $346,000 in federal employment related tax credits in fiscal 2015, 2014 and 2013, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 30, 2016	January 31, 2015
Deferred tax assets:
Accrued rent	$4,321	$4,045
Accrued compensation	6,911	5,896
Accrued employee benefits	532	523
Inventory	737	740
Self-insurance reserves	641	592
Lease incentives	12,522	12,073
Net operating loss carry forward	2,261	1,943
Other	411	367
Total deferred tax assets	28,336	26,179
Valuation allowance	(2,261)	(1,943)
Total deferred tax assets – net of valuation allowance	26,075	24,236

Deferred tax liabilities:
Depreciation	16,671	17,767
Capitalized costs	1,153	1,284
Other	32	1
Total deferred tax liabilities	17,856	19,052
Net deferred tax asset	8,219	5,184
Less current deferred income tax benefit	(1,061)	(957)
Long-term deferred income taxes	$7,158	$4,227

At the end of fiscal 2015, we estimated foreign net operating loss carry forwards of $5.9 million, which expire between fiscal 2023 and fiscal 2025. At January 30, 2016, we had a valuation allowance of $2.3 million. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Our unrecognized tax liabilities relate to tax years encompassing our fiscal years 1999 through 2015 for the tax years that remain subject to examination by major tax jurisdictions as of January 30, 2016. At January 30, 2016, January 31, 2015 and February 1, 2014, there were no unrecognized tax liabilities or related accrued penalties or interest in Other liabilities on the Consolidated Balance Sheets. In fiscal 2013, we had a $69,000 decrease in our tax

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

positions related to a prior period. Our policy is to record interest and penalty expense related to income taxes as a component of income tax expense in the Consolidated Statements of Income.

Note 9 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $656,000, $639,000, and $599,000 in fiscal years 2015, 2014, and 2013, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $10,000, $12,000 and $10,000 in fiscal years 2015, 2014 and 2013, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 10,000, 11,000 and 10,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $236,000, $209,000 and $209,000 for fiscal years 2015, 2014 and 2013, respectively. At January 30, 2016, there were 104,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2015	2014	2013

Stock-based compensation expense before the recognized income tax benefit (1)	$41	$37	$37
Income tax benefit	$16	$14	$14

(1) Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation income for our match and earnings on the deferred amounts was $6,000 for fiscal 2015. Compensation expense for our match and earnings on the deferred amounts was $856,000 and $1.1 million for fiscal 2014 and 2013, respectively. The total deferred compensation liability at January 30, 2016 and January 31, 2015 was $9.6 million and $9.9 million, respectively.

Note 10 – Stock Based Compensation

Compensation Plan Summaries

The 2000 Stock Option and Incentive Plan (the “2000 Plan”) was approved by our Board of Directors and shareholders effective June 8, 2000.  On June 14, 2012, the 2000 Plan was amended to increase the number of shares reserved for issuance from 3,000,000 to 3,900,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  The 2000 Plan was also amended to revise the provision governing the payment of dividends on shares of restricted stock.  No further awards may be made under the 2000 Plan after the later of ten years from date of adoption, or ten years from the approval of any amendment. At January 30, 2016, there were 570,000 shares of unissued common stock reserved for future grants under the 2000 Plan.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	21,999	$9.49
Granted	0
Forfeited or expired	0
Exercised	(14,999)	10.36
Outstanding and exercisable at January 30, 2016	7,000	$7.63	1.97	$109

The following table summarizes information regarding options exercised:

(In thousands)	2015	2014	2013

Total intrinsic value (1)	$229	$146	$103
Total cash received	$155	$77	$69
Associated excess income tax benefits recorded	$57	$43	$28

(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 31, 2015	705,576	$21.49
Granted	212,503	24.43
Vested	(19,531)	24.49
Forfeited	(69,056)	21.98
Restricted stock at January 30, 2016	829,492	$22.13

The total fair value at grant date of restricted stock awards that vested during fiscal 2015, 2014 and 2013 was $478,000, $351,000 and $2.6 million, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2014 and fiscal 2013 was $25.50 and $20.85, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2015	2014	2013

Stock-based compensation expense before the recognized income tax benefit	$3,340	$906	$2,985
Income tax benefit	$1,274	$351	$1,141

The $906,000 of expense recognized in fiscal 2014 was comprised of stock-based compensation expense of $3.2 million, partially offset by an expense reversal of $2.3 million. The reduction in expense was attributable to the

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

third quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable of vesting prior to their expiration.

As of January 30, 2016, there was approximately $8.6 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.6 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Our outstanding Cash-Settled Stock Appreciation Rights (SARs) were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs will vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26. The SARs exercised in the first quarter of fiscal 2015 were the remaining outstanding SARs granted in the first quarter of fiscal 2012. In accordance with current authoritative guidance, cash-settled SARs are classified as Other liabilities on the Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 31, 2015	40,375	$17.17
Granted	156,175	24.26
Forfeited	(8,625)	24.26
Exercised	(40,375)	17.17
Outstanding at January 30, 2016	147,550	$24.26	4.1

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense is recognized over the vesting period, or immediately for vested awards.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	January 30, 2016	January 31, 2015	February 1, 2014
Risk free interest rate yield curve	0.22% - 1.33%	0.01% - 1.18%	0.03% - 1.49%
Expected dividend yield	1.0%	1.0%	1.0%
Expected volatility	36.05%	37.82%	45.20%
Maximum life	4.1 Years	2.0 Years	2.99 Years
Exercise multiple	1.34	1.31	1.38
Maximum payout	$10.00	$6.67	$6.67
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2015, with the assumption that

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2015	2014	2013

Stock-based compensation expense before the recognized income tax benefit	$321	$121	$272
Income tax benefit	$123	$47	$104

As of January 30, 2016, approximately $288,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

Note 11 – Business Risk

We purchase merchandise from approximately 170 footwear vendors. In fiscal 2015, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales. Nike, Inc. accounted for approximately 31% of our net sales and Skechers USA, Inc. accounted for approximately 12%. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 12 – Litigation Matters

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2015 and 2014 include results for 13 weeks.

(In thousands, except per share data)

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$252,767	$227,822	$269,713	$233,666
Gross profit	74,689	66,274	81,317	68,236
Operating income	17,030	7,877	15,173	6,553
Net income	10,396	4,817	9,386	4,168
Net income per share – Basic (1)	$0.52	$0.24	$0.47	$0.21
Net income per share – Diluted (1)	$0.52	$0.24	$0.47	$0.21

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$235,770	$222,073	$254,687	$227,632
Gross profit	69,582	62,219	76,765	65,113
Operating income	15,209	4,264	17,792	4,588
Net income	9,151	2,584	10,817	2,975
Net income per share – Basic (1)	$0.45	$0.13	$0.54	$0.15
Net income per share – Diluted (1)	$0.45	$0.13	$0.54	$0.15

(1)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

Note 14 – Subsequent Events

On March 15, 2016, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2016. The quarterly cash dividend of $0.065 per share will be paid on April 18, 2016 to shareholders of record as of the close of business on April 4, 2016.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended February 1, 2014	$111	$97,399	$97,379	$131
Year ended January 31, 2015	$131	$104,511	$104,495	$147
Year ended January 30, 2016	$147	$105,258	$105,227	$178

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of
January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 30, 2016.

The Company’s internal control over financial reporting as of January 30, 2016 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
January 30, 2016, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2016 of the Company and our report dated April 4, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 4, 2016

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:
The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 30, 2016 and January 31, 2015
Consolidated Statements of Income for the years ended January 30, 2016, January 31, 2015, and February 1, 2014
Consolidated Statements of Shareholders’ Equity for the years ended January 30, 2016, January 31, 2015, and February 1, 2014
Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014
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

Shoe Carnival, Inc.

Date: April 4, 2016	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 4, 2016
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer and Director	April 4, 2016
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	April 4, 2016
James A. Aschleman

/s/ Jeffrey C. Gerstel	Director	April 4, 2016
Jeffrey C. Gerstel

/s/ Andrea R. Guthrie	Director	April 4, 2016
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	April 4, 2016
Kent A. Kleeberger

/s/ Joseph W. Wood	Director	April 4, 2016
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 4, 2016
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013
4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010+
4-B	First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013
10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006+
10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006+
10-C*	Summary Compensation Sheet				X
10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993
10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997+
10-F*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011
10-G*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	6/10/2015
10-H*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004+
10-I*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004+
10-J*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005+
10-K*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10-L*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	6/13/13
10-M*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008+
10-N*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008+
10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008+
10-P*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011
10-Q*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	4/15/2013
10-R*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	4/10/2014
21	A list of subsidiaries of Shoe Carnival, Inc.				X
23	Written consent of Deloitte & Touche LLP				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
+	SEC File No. 000-21360.