Form 10-Q
period 2016-04-30
SHOE CARNIVAL INC
filed 2016-06-03
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016
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

Number of Shares of Common Stock, $.01 par value, outstanding at May 27, 2016 was 19,640,900.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	April 30, 2016	January 30, 2016	May 2, 2015

Assets
Current Assets:
Cash and cash equivalents	$65,998	$68,814	$69,754
Accounts receivable	1,657	2,131	2,441
Merchandise inventories	303,011	292,878	295,248
Deferred income taxes	1,411	1,061	1,016
Other	7,550	5,193	12,915
Total Current Assets	379,627	370,077	381,374
Property and equipment - net	102,636	103,386	103,107
Deferred income taxes	8,078	7,158	5,781
Other noncurrent assets	617	472	366
Total Assets	$490,958	$481,093	$490,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$69,119	$72,086	$76,375
Accrued and other liabilities	20,688	15,848	21,190
Total Current Liabilities	89,807	87,934	97,565
Deferred lease incentives	31,106	31,971	30,095
Accrued rent	11,301	11,224	10,888
Deferred compensation	10,159	9,612	10,605
Other	715	550	212
Total Liabilities	143,088	141,291	149,365

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,604,178 shares, 20,604,178 shares and 20,667,434 shares issued, respectively	206	206	207
Additional paid-in capital	62,540	66,805	64,669
Retained earnings	303,682	294,308	279,855
Treasury stock, at cost, 821,178 shares, 955,612 shares and 186,207 shares, respectively	(18,558)	(21,517)	(3,468)
Total Shareholders' Equity	347,870	339,802	341,263
Total Liabilities and Shareholders' Equity	$490,958	$481,093	$490,628

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015

Net sales	$260,470	$252,767
Cost of sales (including buying,
distribution and occupancy costs)	184,914	178,078

Gross profit	75,556	74,689
Selling, general and administrative expenses	58,271	57,659

Operating income	17,285	17,030
Interest income	(3)	(3)
Interest expense	43	42

Income before income taxes	17,245	16,991
Income tax expense	6,584	6,595

Net income	$10,661	$10,396

Net income per share:
Basic	$0.56	$0.52
Diluted	$0.56	$0.52

Weighted average shares:
Basic	18,775	19,588
Diluted	18,780	19,601

Cash dividends declared per share	$0.065	$0.06

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2016	20,604	(956)	$206	$66,805	$294,308	$(21,517)	$339,802
Dividends declared ($0.065 per share)					(1,287)		(1.287)
Employee stock purchase plan purchases		3		1		71	72
Restricted stock awards		212		(4,768)		4,768	0
Shares surrendered by employees to pay taxes on restricted stock		(10)				(284)	(284)
Purchase of common stock for Treasury		(70)				(1,596)	(1,596)
Stock-based compensation expense				502			502
Net income					10,661		10,661
Balance at April 30, 2016	20,604	(821)	$206	$62,540	$303,682	$(18,558)	$347,870

See notes to Condensed Consolidated Financial Statements.

  SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015

Cash Flows From Operating Activities
Net income	$10,661	$10,396
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,853	5,574
Stock-based compensation	635	892
Loss on retirement and impairment of assets	47	139
Deferred income taxes	(1,270)	(1,613)
Lease incentives	263	1,105
Other	(676)	(250)
Changes in operating assets and liabilities:
Accounts receivable	474	488
Merchandise inventories	(10,133)	(7,371)
Accounts payable and accrued liabilities	(5,761)	8,109
Other	4,307	(618)
Net cash provided by operating activities	4,400	16,851

Cash Flows From Investing Activities
Purchases of property and equipment	(4,161)	(7,342)
Net cash used in investing activities	(4,161)	(7,342)

Cash Flows From Financing Activities
Proceeds from issuance of stock	72	56
Dividends paid	(1,247)	(1,199)
Excess tax benefits from stock-based compensation	0	25
Purchase of common stock for treasury	(1,596)	0
Shares surrendered by employees to pay taxes on restricted stock	(284)	(13)
Net cash used in financing activities	(3,055)	(1,131)
Net (decrease) increase in cash and cash equivalents	(2,816)	8,378
Cash and cash equivalents at beginning of period	68,814	61,376
Cash and Cash Equivalents at End of Period	$65,998	$69,754

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$42	$41
Cash paid during period for income taxes	$289	$491
Capital expenditures incurred but not yet paid	$1,665	$1,782

See notes to Condensed Consolidated Financial Statements.

  SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 30, 2016			May 2, 2015
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,661			$10,396
Amount allocated to participating securities	(213)			(195)
Net income available for basic common shares and basic earnings per share	$10,448	18,775	$0.56	$10,201	19,588	$0.52

Diluted Earnings per Share:
Net income	$10,661			$10,396
Amount allocated to participating securities	(213)			(195)
Adjustment for dilutive potential common shares	0	5		0	13
Net income available for diluted common shares and diluted earnings per share	$10,448	18,780	$0.56	$10,201	19,601	$0.52

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of the original effective date for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued guidance on accounting for fees paid in a cloud computing arrangement, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We prospectively adopted this guidance effective as of January 31, 2016, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at April 30, 2016,
January 30, 2016 and May 2, 2015. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of April 30, 2016:
Cash equivalents – money market account	$5,388	$0	$0	$5,388

As of January 30, 2016:
Cash equivalents– money market account	$5,386	$0	$0	$5,386

As of May 2, 2015:
Cash equivalents – money market account	$5,280	$0	$0	$5,280

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

There were no impairments of long-lived assets recorded during the thirteen weeks ended April 30, 2016. During the thirteen weeks ended May 2, 2015, we recorded an impairment charge of $51,000 on long-lived assets held and used with a gross carrying amount of $529,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $143,000.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $5.0 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $13,000 before the income tax benefit of $5,000 and $10,000 before the income tax benefit of $4,000 for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 30, 2016	829,492	$22.13
Granted	212,043	24.94
Vested	(29,797)	26.07
Restricted stock at April 30, 2016	1,011,738	$22.60

The weighted-average grant date fair value of stock awards granted during the thirteen-week periods ended April 30, 2016 and May 2, 2015 was $24.94 and $24.30, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2016 was $777,000. The total fair value at grant date of previously non-vested stock awards that vested during the first quarter of fiscal 2015 was $28,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Stock-based compensation expense before the recognized income tax benefit	$489	$818
Income tax benefit	$187	$318

As of April 30, 2016, approximately $11.3 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.4 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2016	147,550	$24.26
Forfeited	(4,375)	24.26
Exercised	(2,750)	24.26
Outstanding at April 30, 2016	140,425	$24.26	3.9

Exercisable at April 30, 2016	45,557	$24.26	3.9

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

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of April 30, 2016 and May 2, 2015 was $4.57 and $4.58, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	April 30, 2016	May 2, 2015
Risk free interest rate yield curve	0.16% - 1.28%	0.00% - 1.50%
Expected dividend yield	1.0%	1.0%
Expected volatility	36.13%	37.68%
Maximum life	3.9 Years	4.88 Years
Exercise multiple	1.34	1.31
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Stock-based compensation expense before the recognized income tax benefit	$140	$64
Income tax benefit	$53	$25

As of April 30, 2016, approximately $254,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.42 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs or impairment charges associated with the closing of underperforming stores; our ability to successfully grow our e-commerce sales; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and potential future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes to those statements included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed with the SEC.

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

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking moderately priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics. On average, our traditional store carries approximately 27,100 pairs of shoes. In addition to footwear, our stores carry complementary accessories such as socks, belts, shoe care items, handbags, jewelry, scarves and wallets.

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results.  These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, insurance reserves and income taxes and are discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

There have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%

May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Net sales	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	71.0	70.5
Gross profit	29.0	29.5
Selling, general and
administrative expenses	22.4	22.8
Operating income	6.6	6.7
Interest (income) expense, net	0.0	0.0
Income before income taxes	6.6	6.7
Income tax expense	2.5	2.6
Net income	4.1%	4.1%

Executive Summary for First Quarter Ended April 30, 2016

Our earnings during the first quarter of fiscal 2016 increased compared to the first quarter of 2015 primarily due to an increase in net sales and tight expense control. Favorable weather patterns early and late in the quarter helped drive sales and athletic footwear remained a key merchandising category of strength. Although cold weather had a negative impact on our Easter holiday performance, we rebounded to end the quarter with a comparable store sales increase of 2.7%. Additional highlights for the first quarter of fiscal 2016 are as follows:

•	Net sales increased by $7.7 million in the first quarter of fiscal 2016 compared to the same period last year primarily as a result of store growth and a 2.7% increase in comparable store sales. Despite a mid single-digit decline in store traffic during the quarter, we still experienced increases in our conversion rates, average sales per transaction, average units per transaction and average units retail. Favorable weather patterns early and late in the quarter and well positioned inventory helped us achieve mid single-digit comparable store sales increases in adult athletics and high single-digit increases in children’s athletics. We also posted high single-digit comparable store sales increases in women’s sandals and mid single-digit increases in both men’s and children’s sandals. Unseasonable weather patterns during the Easter selling period had a negative impact on our non-athletic product categories, which posted low single-digit declines in comparable store sales.
•	Our gross profit margin decreased to 29.0% in fiscal 2016 from 29.5% in the prior year. Our merchandise margin decreased 0.9% primarily due to increased promotional activity around Easter and expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs, as a percentage of sales, decreased 0.4% due to leveraging expenses against a higher sales base and a decrease in freight costs. Selling, general and administrative expenses, as a percentage of sales, were 22.4% in the first quarter compared to 22.8% last year. We were able to maintain tight control over selling expenses which allowed us to leverage our selling, general and administrative expenses against a higher sales base during the first quarter.
•	We opened three stores and closed four stores during the first quarter of fiscal 2016, ending the quarter with 404 stores. Total capital expenditures decreased $3.2 million compared to the first quarter of 2015 and we ended the fiscal quarter with $66.0 million in cash and cash equivalents and no interest bearing debt.
•	During the quarter we opened our third small-market concept store in Litchfield, Illinois, bringing our total to three small-market stores at the end of first quarter. We expect to open approximately five additional small-market stores in fiscal 2016 out of our total 20 new store openings planned for fiscal 2016. We continue to expect consistent small market unit growth over the next several years, as we expand into new and fill in existing markets.
•	We remain focused on our multi-channel strategic initiatives in fiscal 2016 and continue to build on creating a seamless, endless aisle experience for our customers. We believe our multi-channel efforts better position Shoe Carnival for long-term growth as consumer shopping habits evolve. In fiscal 2016 we plan to launch additional enhancements to our online store by providing Shoe Carnival customers the option to buy online, pick up in store and buy online, ship to store. This complements the re-design and re-launch of our Shoe Carnival mobile app that occurred in the fourth quarter of fiscal 2015.

•	During the first quarter of fiscal 2016, we increased membership in our Shoe Perks customer loyalty program by an additional 950,000 members. For the quarter, member sales accounted for approximately 65% of our total business and members on average spent 24% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the First Quarter Ended April 30, 2016

Net Sales

Net sales increased $7.7 million to $260.5 million during the first quarter of fiscal 2016, a 3.0% increase over the prior year's first quarter net sales of $252.8 million. Of this increase in net sales, $5.6 million was attributable to the sales generated by 23 new stores we opened since the beginning of fiscal 2015 and $6.5 million was attributable to the 2.7% increase in comparable store sales. Mid single-digit comparable sales increases in adult athletics and high single-digit increases in children’s athletics were key contributors to our comparable store sales performance during the first quarter. Additionally, we benefited from a combination of higher conversion rates, average sales per transaction, average units per transaction and average units retail, which were offset by a mid single-digit decline in traffic. The increase in sales was partially offset by a loss in sales of $4.4 million from 19 stores closed since the beginning of fiscal 2015.

Gross Profit
Gross profit increased to $75.6 million during the first quarter of fiscal 2016 compared to gross profit of $74.7 million for the first quarter of fiscal 2015. Our gross profit margin decreased to 29.0% compared to 29.5% in the first quarter of fiscal 2015. Our merchandise margin decreased 0.9% primarily due to increased promotional activity around Easter and expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs decreased 0.4% as a percentage of sales during the first quarter of fiscal 2016 compared to the same period last year due to leveraging expenses against a higher sales base and a decrease in freight costs. We experienced a decrease in freight costs compared to the first quarter of the prior year primarily due to lingering West Coast port issues that had a negative impact on distribution expense in early fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $612,000 in the first quarter of fiscal 2016 to $58.3 million. As a percentage of sales, these expenses decreased to 22.4% in the first quarter of fiscal 2016 from 22.8% in the first quarter of fiscal 2015. This reduction was primarily due to the leveraging effect of selling expenses against a higher sales base during the first quarter. Significant changes in expenses between the comparative periods included the following:

•	We incurred a reduction of $272,000 in selling expense during the first quarter of fiscal 2016 compared to the first quarter of last year related to the closure of 19 stores, net of incremental expense associated with the operation of 23 new stores opened since the beginning of the first quarter of fiscal 2015.
•	Incentive compensation decreased $276,000 in the first quarter of fiscal 2016 compared to the same period last year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the first quarter of fiscal 2016.
•	Equity compensation decreased $257,000 in the first quarter of fiscal 2016 compared to the same period last year. This was primarily attributable to management assumptions related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense.
•	These reductions were offset by a net increase of $1.4 million in selling, general and administrative expense primarily due to increases in wages, depreciation and advertising expense during the first quarter of fiscal 2016 compared to the first quarter of the prior year.

Pre-opening costs included in selling, general and administrative expenses were $110,000 in the first quarter of fiscal 2016 compared to $426,000 in the first quarter last year. We opened three new stores in the first quarter of fiscal 2016 compared to seven new stores in the first quarter of fiscal 2015. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs in selling, general and administrative expenses were $223,000, or 0.1% as a percentage of sales, in the first quarter of fiscal 2016. Store closing costs were $496,000, or 0.2% as a percentage of sales, in the first quarter last year. We closed four stores in the first quarter of fiscal 2016 compared to six stores in the first quarter of fiscal 2015.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2016 was 38.2% as compared to 38.8% for the same time period in fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $4.4 million in the first three months of fiscal 2016 compared to net cash provided by operating activities of $16.9 million in the first three months of fiscal 2015. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year change in operating cash flow was primarily driven by the timing of payments for accounts payable and accrued liabilities.

Working capital increased to $289.8 million at April 30, 2016, from $283.8 million at May 2, 2015 primarily due to an increase in inventory and a decrease in accounts payable compared to the first quarter of the prior year. The current ratio was 4.2 as of April 30, 2016, compared to 3.9 at May 2, 2015.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2016, we expended $4.2 million for the purchase of property and equipment, of which $1.3 million was for new stores, remodeling and relocations. During the first quarter of fiscal 2015, we expended $7.3 million for the purchase of property and equipment, of which $5.4 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

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

During the first three months of fiscal 2016, net cash used in financing activities was $3.1 million compared to net cash used in financing activities of $1.1 million in the first three months of fiscal 2015. The increase in cash used in financing activities between the two respective periods was primarily attributable to the common stock purchased under our share repurchase program during the first three months of fiscal 2016. No shares were purchased under our share repurchase program during the first three months of fiscal 2015.

Capital Expenditures

Capital expenditures for fiscal 2016, including actual expenditures during the first quarter, are expected to be between $19 million and $20 million. Approximately $9 million of our total capital expenditures are expected to be used for new stores and $7 million to $8 million will be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2016, including actual amounts received during the first quarter, are expected to be approximately $4 to $5 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative as well as quantitative in nature. We look to continually enhance this process and utilize real estate specific software tools for portfolio analysis. These enhancements aid us in identifying the best possible locations for future expansion and identifying potential store closings and relocations. We believe this will enable us to realize positive long-term financial performance of our portfolio.

In fiscal 2016, we anticipate opening approximately 20 new stores, including six small-market stores. We opened three stores in the first quarter of fiscal 2016, including one small-market store. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $2.2 million for fiscal 2016, or an average of $109,000 per store. During fiscal 2015, we opened 20 new stores and expended $1.9 million on pre-opening expenses, or an average of $96,000 per store. The anticipated increase in the average pre-opening expense per store is primarily the result of an anticipated increase in advertising. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed four stores during the first quarter of fiscal 2016. Six stores were closed during the first quarter of fiscal 2015. Currently, we have six additional store closings scheduled for the third and fourth quarters of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On March 15, 2016, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The dividend of $0.065 per share was paid on April 18, 2016 to shareholders of record as of the close of business on April 4, 2016.

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

We were in compliance with these covenants as of April 30, 2016. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at April 30, 2016. As of April 30, 2016, $48.8 million was available to us for additional borrowings under the credit facility.

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

During the first quarter of fiscal 2016, we repurchased 70,330 shares of common stock at a total cost of $1.6 million under the new share repurchase program. As of April 30, 2016, approximately 258,000 shares at an aggregate cost of $5.9 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at April 30, 2016 was $44.1 million. From May 1, 2016 through June 2, 2016, we repurchased approximately 234,000 shares under our share repurchase program at an aggregate cost of $5.3 million. As a result, as of June 2, 2016, the amount that remained available under our share repurchase program was approximately $38.8 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2016 or fiscal 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 30, 2016, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs (2)

January 31, 2016 to February 27, 2016	53,064	$ 21.93	53,064	$ 44,549,000
February 28, 2016 to April 2, 2016	10,079	$ 27.26	0	$ 44,549,000
April 3, 2016 to April 30, 2016	17,633	$ 25.04	17,266	$ 44,117,000
	80,776		70,330

(1)	Total number of shares purchased includes 10,446 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2016 and expiring on December 31, 2016.

ITEM 6.   EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10-A	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan, as amended	8-K/A	10.2	04/25/2016
10-B	Form of Award Agreement for time-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan, as amended	8-K	10.1	03/21/2016

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2016	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)