Form 10-Q
period 2016-07-30
SHOE CARNIVAL INC
filed 2016-09-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2016
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

Number of Shares of Common Stock, $.01 par value, outstanding at August 30, 2016 was 18,822,296.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	July 30, 2016	January 30, 2016	August 1, 2015

Assets
Current Assets:
Cash and cash equivalents	$41,549	$68,814	$39,503
Accounts receivable	3,185	2,131	2,449
Merchandise inventories	351,220	292,878	349,037
Deferred income taxes	2,680	1,061	1,154
Other	7,991	5,193	9,093
Total Current Assets	406,625	370,077	401,236
Property and equipment - net	103,363	103,386	105,817
Deferred income taxes	7,045	7,158	7,003
Other noncurrent assets	1,053	472	381
Total Assets	$518,086	$481,093	$514,437

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$116,989	$72,086	$95,934
Accrued and other liabilities	19,759	15,848	20,740
Total Current Liabilities	136,748	87,934	116,674
Deferred lease incentives	30,634	31,971	30,411
Accrued rent	11,407	11,224	11,137
Deferred compensation	10,022	9,612	10,313
Other	811	550	370
Total Liabilities	189,622	141,291	168,905

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,599,601 shares, 20,604,178 shares and 20,633,952 shares issued, respectively	206	206	206
Additional paid-in capital	63,753	66,805	65,218
Retained earnings	306,458	294,308	283,349
Treasury stock, at cost, 1,777,305 shares, 955,612 shares and 173,468 shares, respectively	(41,953)	(21,517)	(3,241)
Total Shareholders' Equity	328,464	339,802	345,532
Total Liabilities and Shareholders' Equity	$518,086	$481,093	$514,437

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015

Net sales	$231,907	$227,822	$492,377	$480,589
Cost of sales (including buying,
distribution and occupancy costs)	164,677	161,548	349,591	339,626

Gross profit	67,230	66,274	142,786	140,963
Selling, general and administrative
expenses	60,570	58,397	118,841	116,056

Operating income	6,660	7,877	23,945	24,907
Interest income	(2)	(31)	(5)	(34)
Interest expense	41	42	84	84

Income before income taxes	6,621	7,866	23,866	24,857
Income tax expense	2,517	3,049	9,101	9,644

Net income	$4,104	$4,817	$14,765	$15,213

Net income per share:
Basic	$0.22	$0.24	$0.78	$0.76
Diluted	$0.22	$0.24	$0.78	$0.76

Weighted average shares:
Basic	18,277	19,593	18,526	19,590
Diluted	18,282	19,606	18,531	19,604

Cash dividends declared per share	$0.070	$0.065	$0.135	$0.125

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
(In thousands)	Issued	Treasury	Amount
Balance at January 30, 2016	20,604	(956)	$206	$66,805	$294,308	$(21,517)	$339,802
Dividends declared ($0.135 per share)					(2,615)		(2,615)
Stock-based compensation income tax benefit				2			2
Employee stock purchase plan purchases		6		(5)		138	133
Restricted stock awards	(4)	221		(4,975)		4,975	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(311)	(311)
Purchase of common stock for Treasury		(1,037)				(25,238)	(25,238)
Stock-based compensation expense				1,926			1,926
Net income					14,765		14,765
Balance at July 30, 2016	20,600	(1,777)	$206	$63,753	$306,458	$(41,953)	$328,464

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015

Cash Flows From Operating Activities
Net income	$14,765	$15,213
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	11,773	11,378
Stock-based compensation	2,123	1,752
Loss on retirement and impairment of assets	59	422
Deferred income taxes	(1,506)	(2,973)
Lease incentives	898	2,628
Other	(1,973)	(1,804)
Changes in operating assets and liabilities:
Accounts receivable	(1,054)	230
Merchandise inventories	(58,341)	(61,160)
Accounts payable and accrued liabilities	49,229	34,369
Other	(3,381)	(3,116)
Net cash provided by (used in) operating activities	12,592	(3,061)

Cash Flows From Investing Activities
Purchases of property and equipment	(11,910)	(16,679)
Proceeds from note receivable	0	250
Net cash used in investing activities	(11,910)	(16,429)

Cash Flows From Financing Activities
Proceeds from issuance of stock	133	128
Dividends paid	(2,533)	(2,497)
Excess tax benefits from stock-based compensation	2	32
Purchase of common stock for treasury	(25,238)	0
Shares surrendered by employees to pay taxes on restricted stock	(311)	(46)
Net cash used in financing activities	(27,947)	(2,383)
Net decrease in cash and cash equivalents	(27,265)	(21,873)
Cash and cash equivalents at beginning of period	68,814	61,376
Cash and Cash Equivalents at End of Period	$41,549	$39,503

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$84	$83
Cash paid during period for income taxes	$11,482	$13,056
Capital expenditures incurred but not yet paid	$576	$1,241

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 30, 2016			August 1, 2015
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$4,104			$4,817
Amount allocated to participating securities	(87)			(94)
Net income available for basic common shares and basic earnings per share	$4,017	18,277	$0.22	$4,723	19,593	$0.24

Diluted Earnings per Share:
Net income	$4,104			$4,817
Amount allocated to participating securities	(87)			(94)
Adjustment for dilutive potential common shares	0	5		0	13
Net income available for diluted common shares and diluted earnings per share	$4,017	18,282	$0.22	$4,723	19,606	$0.24

	Twenty-six Weeks Ended
	July 30, 2016			August 1, 2015
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$14,765			$15,213
Amount allocated to participating securities	(303)			(292)
Net income available for basic common shares and basic earnings per share	$14,462	18,526	$0.78	$14,921	19,590	$0.76

Diluted Earnings per Share:
Net income	$14,765			$15,213
Amount allocated to participating securities	(303)			(292)
Adjustment for dilutive potential common shares	0	5		0	14
Net income available for diluted common shares and diluted earnings per share	$14,462	18,531	$0.78	$14,921	19,604	$0.76

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at July 30, 2016,
January 30, 2016 and August 1, 2015. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 30, 2016:
Cash equivalents – money market account	$114	$0	$0	$114

As of January 30, 2016:
Cash equivalents– money market account	$5,386	$0	$0	$5,386

As of August 1, 2015:
Cash equivalents – money market account	$5,282	$0	$0	$5,282

The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.  From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment.  These are typically store specific assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable.  If the expected, undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store assets using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

There were no impairments of long-lived assets recorded during the thirteen or twenty-six weeks ended July 30, 2016. There were no impairments of long-lived assets recorded during the thirteen-weeks ended August 1, 2015.

During the twenty-six weeks ended August 1, 2015, we recorded an impairment charge of $51,000 on long-lived assets held and used with a gross carrying amount of $529,000, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $143,000.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $4.8 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended July 30, 2016, stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $4,000 and $24,000 before the income tax benefit of $9,000, respectively. For the thirteen and twenty-six weeks ended August 1, 2015, stock-based compensation expense for the employee stock purchase plan was $13,000 before the income tax benefit of $5,000 and $23,000 before the income tax benefit of $9,000, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 30, 2016	829,492	$22.13
Granted	221,003	24.94
Vested	(33,297)	25.66
Forfeited	(4,577)	23.94
Restricted stock at July 30, 2016	1,012,621	$22.62

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended July 30, 2016 and August 1, 2015 was $24.94 and $24.44, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2016 was $854,000. The total fair value at grant date of previously non-vested stock awards that vested during the first six months of fiscal 2015 was $106,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Stock-based compensation expense before the recognized income tax benefit	$1,414	$716	$1,902	$1,534
Income tax benefit	$538	$278	$725	$595

As of July 30, 2016, approximately $10.0 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.2 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2016	147,550	$24.26
Forfeited	(5,375)	24.26
Exercised	(5,825)	24.26
Outstanding at July 30, 2016	136,350	$24.26	3.6

Exercisable at July 30, 2016	42,482	$24.26	3.6

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

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of July 30, 2016 and August 1, 2015 was $4.86 and $5.34, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	July 30, 2016	August 1, 2015
Risk free interest rate yield curve	0.19% - 1.03%	0.04% - 1.54%
Expected dividend yield	1.1%	1.0%
Expected volatility	36.32%	35.82%
Maximum life	3.6 Years	4.6 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Stock-based compensation expense before the recognized income tax benefit	$72	$131	$212	$195
Income tax benefit	$27	$51	$81	$76

As of July 30, 2016, approximately $218,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of hurricanes or other natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs or impairment charges associated with the closing of underperforming stores; our ability to successfully grow our e-commerce sales; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in China, Brazil, Europe and East Asia, where the primary manufacturers of footwear are located; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the continued favorable trade relations between the United States and China and the other countries which are the major manufacturers of footwear; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors see the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1. FINANCIAL STATEMENTS of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed with the SEC.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%
July 30, 2016	404	9	0	413	79,000	4,531,000	0.5%

Year-to-date 2016	405	12	4	413	66,000	4,531,000	1.6%

May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%
August 1, 2015	401	5	6	400	(9,000)	4,425,000	0.5%

Year-to-date 2015	400	12	12	400	6,000	4,425,000	1.8%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying,
distribution and occupancy costs)	71.0	70.9	71.0	70.7
Gross profit	29.0	29.1	29.0	29.3
Selling, general and
administrative expenses	26.1	25.6	24.1	24.1
Operating income	2.9	3.5	4.9	5.2
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	2.9	3.5	4.9	5.2
Income tax expense	1.1	1.4	1.9	2.0
Net income	1.8%	2.1%	3.0%	3.2%

Executive Summary for Second Quarter Ended July 30, 2016

Unseasonable weather early in the second quarter had a negative impact on sales, particularly in our seasonal product categories. As weather normalized in June, we experienced a rebound in sales and ended the month with a low mid-single digit increase in comparable store sales. Although we continued to see positive results in sales of seasonable product late in the second quarter, our customers shopped closer to need during the key back-to-school sales period, an ongoing trend we have seen over the past several years, and we ended the second quarter with a comparable store sales increase of 0.5 percent. Although sales for the second quarter were below expectation, we ended the quarter with inventories down 2.5 percent on a per store basis, which leaves us well positioned for the second half of fiscal 2016 and the holiday selling season. Additional highlights for the second quarter of fiscal 2016 are as follows:

•	Net sales increased $4.1 million in the second quarter of fiscal 2016 compared to the same period last year primarily as a result of store growth and a 0.5% increase in comparable store sales. Despite a mid single-digit decline in store traffic during the quarter, we experienced increases in our conversion rate, average sales per transaction, average units per transaction and average unit retail. Although sales of adult athletic product were down less than one percent on a comparable store basis, we posted a high single-digit increase in women’s sandals and a mid single-digit increase in our men’s boots categories.
•	Our gross profit margin decreased to 29.0% in fiscal 2016 from 29.1% in the prior year. Our merchandise margin decreased 0.4% primarily due to expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs, as a percentage of sales, decreased 0.3% due to leveraging expenses against a higher sales base and a decrease in freight costs. Selling, general and administrative expenses, as a percentage of sales, were 26.1% in the second quarter in fiscal 2016 compared to 25.6% in the prior year. Significant changes in selling, general and administrative expenses during the quarter included increases in wages, advertising, other employee benefits and stock-based compensation expense, partially offset by reductions in incentive compensation, employee health care and fixed asset write-offs.
•	We opened nine stores during the second quarter of fiscal 2016, ending the quarter with 413 stores. There were no store closures and one store relocation during the quarter.
•	We ended the fiscal quarter with $41.5 million in cash and cash equivalents despite repurchasing 966,828 shares of common stock during the second quarter at a total cost of $23.6 million under our share repurchase program. We ended the quarter with no interest bearing debt.

•	During the second quarter of fiscal 2016 we opened two small-market concept stores, bringing our total to three small-market stores opened in the first half of fiscal 2016. We expect to open approximately seven small-market stores in fiscal 2016 out of a total of 20 new store openings planned for the year. We continue to expect consistent small market unit growth over the next several years, as we expand into new and fill in existing markets.
•	We remain focused on our multi-channel strategic initiatives in fiscal 2016 and continue to build on creating a seamless, endless aisle experience for our customers. We believe our multi-channel efforts better position Shoe Carnival for long-term growth as consumer shopping habits evolve. In the second half of fiscal 2016 we plan to launch additional enhancements to our online store by providing Shoe Carnival customers the option to buy online, pick up in store and buy online, ship to store. This complements the re-design and re-launch of our Shoe Carnival mobile app that occurred in the fourth quarter of fiscal 2015.
•	During the second quarter of fiscal 2016, we increased membership in our Shoe Perks customer loyalty program by an additional 1.2 million members. For the quarter, member sales accounted for approximately 67% of our total business and members on average spent 20% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the Second Quarter Ended July 30, 2016

Net Sales

Net sales increased $4.1 million to $231.9 million during the second quarter of fiscal 2016, a 1.8% increase over the prior year's second quarter net sales of $227.8 million. Of this increase in net sales, $5.8 million was attributable to the sales generated by the 25 new stores we opened since the beginning of the second quarter of fiscal 2015 and $1.2 million was attributable to the 0.5% increase in comparable store sales. Slower than anticipated athletic sales and a mid single-digit decline in store traffic limited our comparable store sales increase during the second quarter. Despite the decrease in traffic, we benefited from a combination of higher conversion rates, average sales per transaction, average units per transaction and average units retail. The increase in sales was partially offset by a loss in sales of $2.9 million from 13 stores closed since the beginning of the second quarter of fiscal 2015.

Gross Profit

Gross profit increased to $67.2 million during the second quarter of fiscal 2016 compared to gross profit of $66.3 million for the second quarter of fiscal 2015. Our gross profit margin decreased to 29.0% compared to 29.1% in the second quarter of fiscal 2015. Our merchandise margin decreased 0.4% primarily due to expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs decreased 0.3% as a percentage of sales during the second quarter of fiscal 2016 compared to the same period last year primarily due to leveraging expenses against a higher sales base and a decrease in freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million in the second quarter of fiscal 2016 to $60.6 million. As a percentage of sales, these expenses increased to 26.1% in the second quarter of fiscal 2016 from 25.6% in the second quarter of fiscal 2015. Significant changes in expenses between the comparative periods included the following:

•	We incurred a net increase of $1.2 million in selling, general and administrative expense primarily due to increases in wages, advertising and other employee benefits, partially offset by decreases in fixed asset write-offs and health care expense during the second quarter of fiscal 2016 compared to the second quarter of the prior year.
•	We incurred a $216,000 increase in selling expense during the second quarter of fiscal 2016 compared to the second quarter of last year related to the operation of 25 new stores opened since the beginning of the second quarter of fiscal 2015, net of incremental expense associated with the closure of 13 stores during the same period.
•	Stock-based compensation expense increased $628,000 in the second quarter of fiscal 2016 compared to the same period last year. This was primarily attributable to management assumptions related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense.

•	Incentive compensation decreased $256,000 in the second quarter of fiscal 2016 compared to the same period last year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the second quarter of fiscal 2016.

Pre-opening costs included in selling, general and administrative expenses were $353,000 in the second quarter of fiscal 2016 compared to $166,000 in the second quarter last year. We opened nine new stores in the second quarter of fiscal 2016 compared to five new stores in the second quarter of fiscal 2015. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs in selling, general and administrative expenses were $74,000 in the second quarter of fiscal 2016. Store closing costs were $724,000, or 0.3% as a percentage of sales, in the second quarter last year. No stores were closed in the second quarter of fiscal 2016 compared to six stores in the second quarter of fiscal 2015.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2016 was 38.0% as compared to 38.8% for the same time period in fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended July 30, 2016

Net Sales

Net sales increased $11.8 million to $492.4 million for the six-month period ended July 30, 2016, a 2.5% increase compared to net sales of $480.6 million for the six-month period ended August 1, 2015. Of the $11.8 million increase in net sales, approximately $11.6 million was attributable to the 32 new stores we opened since the beginning of fiscal 2015 and $7.5 million was attributable to our increase in comparable store sales. These increases were partially offset by a loss of $7.3 million in sales from the 19 stores closed since the beginning of fiscal 2015. Comparable store sales for the six-month period ended July 30, 2016, increased 1.6%.

Gross Profit

Gross profit increased $1.8 million to $142.8 million in the first six months of fiscal 2016. The gross profit margin for the first six months of fiscal 2016 decreased to 29.0% from 29.3% as reported in the comparable prior year period. The merchandise margin decreased 0.7% primarily due to expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs decreased $532,000 during the first six months of fiscal 2016, or 0.4% as a percentage of sales, compared to the same period last year primarily due to leveraging expenses against a higher sales base and a decrease in freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.8 million in the first six months of fiscal 2016 to $118.8 million, but as a percentage of sales remained flat at 24.1% compared to the first six months of fiscal 2015. Significant changes in expense between the comparative periods included the following:

•	We incurred a net increase of $2.3 million in selling, general and administrative expense primarily due to increases in wages, advertising, depreciation and other employee benefits, partially offset by decreases in fixed asset write-offs and health care expense during the first six months of fiscal 2016 compared to the first six months of the prior year.
•	We incurred a $64,000 reduction in selling expense during the first six months of fiscal 2016 compared to the first six months of last year related to incremental expense associated with the closure of 19 stores since the beginning of fiscal 2015 net of the operation of 32 new stores opened during the same period.

•	Stock-based compensation expense increased $370,000 in the first six months of fiscal 2016 compared to the same period last year. This was primarily attributable to management assumptions related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense.
•	Incentive compensation decreased $560,000 in the first half of fiscal 2016 compared to the same period last year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the first six months of fiscal 2016.

In the first six months of fiscal 2016, pre-opening costs included in selling, general and administrative expenses were $463,000, or 0.1% as a percentage of sales, compared to $593,000, or 0.1% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $296,000, or 0.1% as a percentage of sales, in the first six months of fiscal 2016. Store closing costs and a non-cash impairment charge of long-lived assets were $1.2 million, or 0.3% as a percentage of sales, in the first six months of last year. We closed four stores in the first six months of fiscal 2016 and 12 stores were closed in the first six months of fiscal 2015.

Income Taxes

The effective income tax rate for the first six months of fiscal 2016 was 38.1% compared to 38.8% for the same period in fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between periods was primarily due to changes in state tax rates.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $12.6 million in the first six months of fiscal 2016 compared to net cash used in operating activities of $3.1 million in the first six months of fiscal 2015. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year change in operating cash flow was primarily driven by the timing of payments for accounts payable and accrued liabilities.

Working capital decreased to $269.9 million at July 30, 2016, from $284.6 million at August 1, 2015, primarily due to an increase in accounts payable offset by increases in cash and inventory compared to the second quarter of the prior year. The current ratio was 3.0 as of July 30, 2016, compared to 3.4 at August 1, 2015.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2016, we expended $11.9 million for the purchase of property and equipment, of which $11.7 million was for new stores, remodeling and relocations. During the first six months of fiscal 2015, we expended $16.7 million for the purchase of property and equipment, of which $11.3 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

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

During the first six months of fiscal 2016, net cash used in financing activities was $27.9 million compared to net cash used in financing activities of $2.4 million in the first six months of fiscal 2015. The increase in cash used in financing activities between the two respective periods was primarily attributable to the common stock purchased under our share repurchase program during the first six months of fiscal 2016. No shares were purchased under our share repurchase program during the first six months of fiscal 2015.

Capital Expenditures

Capital expenditures for fiscal 2016, including actual expenditures during the first six months, are expected to be between $20 million and $21 million. Approximately half of our total capital expenditures are expected to be used for new stores and the other half will be used for store relocations and remodels. Lease incentives to be received from landlords during fiscal 2016, including actual amounts received during the first six months, are expected to be approximately $4 to $5 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

We utilize a formalized review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative and quantitative in nature. We look to continually enhance this process and utilize real estate specific software tools for portfolio analysis. These enhancements aid us in identifying the best possible locations for future expansion and identifying potential store closings and relocations. We believe this will enable us to realize positive long-term financial performance of our portfolio.

In fiscal 2016, we anticipate opening approximately 20 new stores, including seven small-market stores. We opened 12 stores in the first six months of fiscal 2016, including three small-market stores. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $1.9 million for fiscal 2016, or an average of $96,000 per store. During fiscal 2015, we opened 20 new stores and expended $1.9 million on pre-opening expenses, or an average of $96,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed four stores during the first six months of fiscal 2016. Twelve stores were closed during the first six months of fiscal 2015. Currently, we have six additional store closings scheduled for the third and fourth quarters of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On June 16, 2016, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The dividend of $0.07 per share was paid on July 18, 2016 to shareholders of record as of the close of business on July 5, 2016.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of July 30, 2016. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.3 million at July 30, 2016. As of July 30, 2016, $48.7 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2016. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2016, and in accordance with applicable laws, rules and regulations. On January 21, 2016, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act. After its expiration, we entered into another such plan on June 28, 2016 (collectively, the “Rule 10b5-1 Plans”). The Rule 10b5-1 Plans were established pursuant to, and as part of, our share repurchase program and permit shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the second quarter of fiscal 2016, we repurchased 966,828 shares of common stock at a total cost of $23.6 million under the new share repurchase program. As of July 30, 2016, approximately 1.2 million shares at an aggregate cost of $29.5 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at July 30, 2016 was $20.5 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2016 or fiscal 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 30, 2016, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended July 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs (2)

May 1, 2016 to May 28, 2016	142,100	$ 22.51	142,100	$ 40,918,000
May 29, 2016 to July 2, 2016	719,703	$ 24.66	718,577	$ 23,198,000
July 3, 2016 to July 30, 2016	106,151	$ 25.66	106,151	$ 20,474,000
	967,954		966,828

(1)	Total number of shares purchased includes 1,126 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2016 and expiring on December 31, 2016.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10-A	Shoe Carnival, Inc. 2016 Executive Incentive Compensation Plan	8-K	10.1	06/17/2016

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders' Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2016	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)