Form 10-Q
period 2016-10-29
SHOE CARNIVAL INC
filed 2016-11-30
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2016
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

Number of Shares of Common Stock, $.01 par value, outstanding at November 22, 2016 was 18,422,425.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	October 29, 2016	January 30, 2016	October 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$33,509	$68,814	$49,035
Accounts receivable	3,540	2,131	2,665
Merchandise inventories	314,925	292,878	318,878
Deferred income taxes	0	1,061	1,236
Other	5,630	5,193	5,611
Total Current Assets	357,604	370,077	377,425
Property and equipment – net	102,932	103,386	106,374
Deferred income taxes	8,163	7,158	5,655
Other noncurrent assets	970	472	348
Total Assets	$469,669	$481,093	$489,802

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$69,986	$72,086	$75,006
Accrued and other liabilities	18,936	15,848	18,129
Total Current Liabilities	88,922	87,934	93,135
Deferred lease incentives	30,320	31,971	30,595
Accrued rent	11,465	11,224	11,221
Deferred compensation	10,171	9,612	9,892
Other	767	550	424
Total Liabilities	141,645	141,291	145,267

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,569,198 shares, 20,604,178 shares and 20,604,178 shares issued, respectively	206	206	206
Additional paid-in capital	64,957	66,805	65,807
Retained earnings	314,851	294,308	291,419
Treasury stock, at cost, 2,146,622 shares, 955,612 shares and 576,724 shares, respectively	(51,990)	(21,517)	(12,897)
Total Shareholders’ Equity	328,024	339,802	344,535
Total Liabilities and Shareholders’ Equity	$469,669	$481,093	$489,802

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-Nine Weeks Ended October 29, 2016	Thirty-Nine Weeks Ended October 31, 2015

Net sales	$274,524	$269,713	$766,901	$750,302
Cost of sales (including buying, distribution and occupancy costs)	192,514	188,396	542,105	528,022

Gross profit	82,010	81,317	224,796	222,280
Selling, general and administrative expenses	66,558	66,144	185,399	182,200

Operating income	15,452	15,173	39,397	40,080
Interest income	(1)	(2)	(6)	(36)
Interest expense	43	42	127	126

Income before income taxes	15,410	15,133	39,276	39,990
Income tax expense	5,738	5,747	14,839	15,391

Net income	$9,672	$9,386	$24,437	$24,599

Net income per share:
Basic	$0.54	$0.47	$1.31	$1.23
Diluted	$0.54	$0.47	$1.31	$1.23

Weighted average shares:
Basic	17,609	19,444	18,220	19,542
Diluted	17,614	19,452	18,225	19,553

Cash dividends declared per share	$0.07	$0.065	$0.205	$0.19

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2016	20,604	(956)	$206	$66,805	$294,308	$(21,517)	$339,802
Dividends declared ($0.205 per share)					(3,894)		(3,894)
Stock-based compensation income tax benefit				2			2
Employee stock purchase plan purchases		8		(8)		194	186
Restricted stock awards	(35)	225		(5,072)		5,072	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(311)	(311)
Purchase of common stock for treasury		(1,413)				(35,428)	(35,428)
Stock-based compensation expense				3,230			3,230
Net income					24,437		24,437
Balance at October 29, 2016	20,569	(2,147)	$206	$64,957	$314,851	$(51,990)	$328,024

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015

Cash Flows From Operating Activities
Net income	$24,437	$24,599
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	17,698	17,132
Stock-based compensation	3,438	2,595
Loss on retirement and impairment of assets	500	958
Deferred income taxes	56	(1,707)
Lease incentives	1,838	4,116
Other	(3,064)	(3,597)
Changes in operating assets and liabilities:
Accounts receivable	(1,409)	55
Merchandise inventories	(22,047)	(31,001)
Accounts payable and accrued liabilities	(1,298)	9,699
Other	1,303	456
Net cash provided by operating activities	21,452	23,305

Cash Flows From Investing Activities
Purchases of property and equipment	(17,426)	(22,313)
Proceeds from notes receivable	0	250
Net cash used in investing activities	(17,426)	(22,063)

Cash Flows From Financing Activities
Proceeds from issuance of stock	186	335
Dividends paid	(3,780)	(3,782)
Excess tax benefits from stock-based compensation	2	91
Purchase of common stock for treasury	(35,428)	(10,181)
Shares surrendered by employees to pay taxes on restricted stock	(311)	(46)
Net cash used in financing activities	(39,331)	(13,583)
Net decrease in cash and cash equivalents	(35,305)	(12,341)
Cash and cash equivalents at beginning of period	68,814	61,376
Cash and Cash Equivalents at end of period	$33,509	$49,035

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$127	$125
Cash paid during period for income taxes	$11,786	$15,561
Capital expenditures incurred but not yet paid	$994	$2,494

See notes to condensed consolidated financial statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 29, 2016			October 31, 2015
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$9,672			$9,386
Amount allocated to participating securities	(214)			(187)
Net income available for basic common shares and basic earnings per share	$9,458	17,609	$0.54	$9,199	19,444	$0.47

Diluted Earnings per Share:
Net income	$9,672			$9,386
Amount allocated to participating securities	(214)			(187)
Adjustment for dilutive potential common shares	0	5		0	8
Net income available for diluted common shares and diluted earnings per share	$9,458	17,614	$0.54	$9,199	19,452	$0.47

	Thirty-Nine Weeks Ended
	October 29, 2016			October 31, 2015
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$24,437			$24,599
Amount allocated to participating securities	(515)			(479)
Net income available for basic common shares and basic earnings per share	$23,922	18,220	$1.31	$24,120	19,542	$1.23

Diluted Earnings per Share:
Net income	$24,437			$24,599
Amount allocated to participating securities	(515)			(479)
Adjustment for dilutive potential common shares	0	5		0	11
Net income available for diluted common shares and diluted earnings per share	$23,922	18,225	$1.31	$24,120	19,553	$1.23

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of the original effective date for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We are evaluating the impact of this guidance on our condensed consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance does not apply to inventory currently measured using the last-in-first-out or the retail inventory valuation methods. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We do not believe the guidance will have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued guidance which simplifies the classification of deferred taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. We early adopted this guidance in the third quarter of fiscal 2016 and are applying this change prospectively. Prior condensed consolidated balance sheets have not been retrospectively adjusted. The adoption resulted in a $2.7 million reclassification of net deferred tax assets from current to noncurrent on our consolidated balance sheet as of October 29, 2016. The adoption did not have a material impact on our results of condensed consolidated operations and cash flows.

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact of this guidance on our condensed consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of this guidance on our condensed consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued guidance addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 31, 2017. Early adoption is permitted. We are evaluating the impact of this guidance on our condensed consolidated financial position, results of operations and cash flows.

Note 4 - Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

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

The following table presents assets that are measured at fair value on a recurring basis at October 29, 2016, January 30, 2016 and October 31, 2015. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 29, 2016:
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

During the thirteen and thirty-nine weeks ended October 29, 2016, we recorded an impairment charge of $193,000 on long-lived assets held and used. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $337,000. During the thirteen weeks ended October 31, 2015, we recorded an impairment charge of $161,000 on long-lived assets held and used. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $69,000. During the thirty-nine weeks ended October 31, 2015, we recorded an impairment charge of $212,000 on long-lived assets held and used. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $211,000.

We operate nine stores in Puerto Rico with combined net book value of long-lived assets of $4.5 million. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. Our estimate of undiscounted cash flows indicates that the carrying amounts of long-lived assets are expected to be recovered. Our estimate of cash flows might change in future periods pending further developments in the economic environment in Puerto Rico.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended October 29, 2016, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of

$3,000 and $33,000 before the income tax benefit of $12,000, respectively. For the thirteen and thirty-nine weeks ended October 31, 2015, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $32,000 before the income tax benefit of $12,000, respectively.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 30, 2016	829,492	$22.13
Granted	225,003	24.98
Vested	(33,297)	25.66
Forfeited	(34,980)	21.55
Restricted stock at October 29, 2016	986,218	$22.68

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended October 29, 2016 and October 31, 2015 was $24.98 and $24.43, respectively. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2016 was $854,000. The total fair value at grant date of previously non-vested stock awards that vested during the first nine months of fiscal 2015 was $106,000.

The following section summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-Nine Weeks Ended October 29, 2016	Thirty-Nine Weeks Ended October 31, 2015
Stock-based compensation expense before the recognized income tax benefit	$1,295	$810	$3,197	$2,344
Income tax benefit	$482	$308	$1,208	$902

As of October 29, 2016, approximately $8.7 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 2.0 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2016	147,550	$24.26
Forfeited	(6,500)	24.26
Exercised	(22,375)	24.26
Outstanding at October 29, 2016	118,675	$24.26	3.4

Exercisable at October 29, 2016	25,557	$24.26	3.4

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

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of October 29, 2016 and October 31, 2015 was $4.53 and $3.70, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	October 29, 2016	October 31, 2015
Risk free interest rate yield curve	0.18% - 1.33%	0.01% - 1.52%
Expected dividend yield	1.1%	1.0%
Expected volatility	35.06%	35.34%
Maximum life	3.4 Years	4.4 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-Nine Weeks Ended October 29, 2016	Thirty-Nine Weeks Ended October 31, 2015
Stock-based compensation expense before the recognized income tax benefit	$12	$24	$208	$219
Income tax benefit	$4	$9	$79	$84

As of October 29, 2016, approximately $155,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%
July 30, 2016	404	9	0	413	79,000	4,531,000	0.5%
October 29, 2016	413	3	1	415	13,000	4,544,000	(0.4)%

Year-to-date 2016	405	15	5	415	79,000	4,544,000	0.9%

May 2, 2015	400	7	6	401	15,000	4,434,000	3.0%
August 1, 2015	401	5	6	400	(9,000)	4,425,000	0.5%
October 31, 2015	400	6	2	404	40,000	4,465,000	6.0%

Year-to-date 2015	400	18	14	404	46,000	4,465,000	3.3%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-Nine Weeks Ended October 29, 2016	Thirty-Nine Weeks Ended October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.1	69.9	70.7	70.4
Gross profit	29.9	30.1	29.3	29.6
Selling, general and administrative expenses	24.3	24.5	24.2	24.3
Operating income	5.6	5.6	5.1	5.3
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	5.6	5.6	5.1	5.3
Income tax expense	2.1	2.1	1.9	2.0
Net income	3.5%	3.5%	3.2%	3.3%

Executive Summary for Third Quarter Ended October 29, 2016

Our third quarter operating results were below our expectations due to slower sales in the second half of the quarter. While we recorded comparable store sales increases in athletic merchandise in each month of the third quarter, sales of our fall and winter merchandise were not as strong as the prior year, resulting in a high single-digit decline in comparable store sales in our boot categories for the quarter. Additional highlights for the third quarter of fiscal 2016 are as follows:

•	Net sales increased $4.8 million or 1.8% in the third quarter of fiscal 2016 compared to the same period last year primarily as a result of store growth. Despite a 0.4% decrease in comparable store sales and a mid single-digit decline in store traffic during the quarter, we experienced increases in our conversion rate, average sales per transaction, average units per transaction and average unit retail. Although overall sales of men’s, women’s and children’s non-athletic product were down on a comparable store basis, particularly in our boot categories, we posted a low single-digit increase in adult athletics and we continued to produce positive results with sandals.
•	Our gross profit margin decreased to 29.9% in the third quarter of fiscal 2016 from 30.1% in the prior year. Our merchandise margin increased 0.1% primarily due to margin increases on the sales of both our athletic and non-athletic product for the quarter partially offset by an increase in expense related to our multi-channel sales initiatives. Buying, distribution and occupancy costs, as a percentage of sales, increased 0.3% due to the deleveraging effect of lower same store sales and new store growth.
•	We repurchased 375,631 shares of common stock during the quarter at a total cost of $10.2 million under our share repurchase program and ended the fiscal quarter with $33.5 million in cash and cash equivalents. We ended the quarter with no interest bearing debt.
•	We opened three stores including two small-market stores during the third quarter of fiscal 2016, bringing our total to five small-market stores opened in fiscal 2016. In aggregate, we expect to open seven small-market stores in fiscal 2016 out of a total of 19 new store openings planned for the year. We continue to expect consistent small market unit growth over the next several years as we expand into new and existing markets. Two stores were relocated and one store was closed during the third quarter of fiscal 2016, ending the quarter with 415 stores.
•	During the third quarter of fiscal 2016, we completed the launch of a new online service which gives our customers the option to buy online, pick up in store and buy online, ship to store. This feature provides the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores. This launch represents our continued effort to evolve our customer experience and focus on multi-channel initiatives that we believe will better position us for long-term growth as consumer shopping habits evolve.
•	During the third quarter of fiscal 2016, we increased membership in our Shoe Perks customer loyalty program by an additional 1.1 million members, which bring total membership to 12.1 million customers. For the quarter, member sales accounted for approximately 67% of our total business and members on average spent 18% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the Third Quarter Ended October 29, 2016

Net Sales

Net sales increased $4.8 million to $274.5 million during the third quarter of fiscal 2016, a 1.8% increase over the prior year's third quarter net sales of $269.7 million. Of this increase in net sales, $7.4 million was attributable to the sales generated by the 23 new stores we opened since the beginning of the third quarter of fiscal 2015. This increase was partially offset by a 0.4%, or $0.7 million, decrease in comparable store sales and a $1.9 million loss in sales from the eight stores closed since the beginning of the third quarter of fiscal 2015. Slower than anticipated sales in non-athletic footwear, particularly boots, and a mid single-digit decline in store traffic were the primary factors in our comparable store sales decrease during the third quarter.

Gross Profit

Gross profit increased to $82.0 million during the third quarter of fiscal 2016 compared to gross profit of $81.3 million for the third quarter of fiscal 2015. Our gross profit margin decreased to 29.9% compared to 30.1% in the third quarter of fiscal 2015. Our merchandise margin increased 0.1% primarily due to margin increases on the sales of both our athletic and non-athletic product for the quarter partially offset by an increase in expense related to our multi-channel sales initiatives. Buying, distribution and occupancy costs, however, increased 0.3% as a percentage of sales during the third quarter of fiscal 2016 compared to the same period last year primarily due to the deleveraging effect of lower same store sales and new store growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $414,000 in the third quarter of fiscal 2016 to $66.6 million compared to the same prior year period. As a percentage of sales, these expenses decreased to 24.3% in the third quarter of fiscal 2016 from 24.5% in the third quarter of fiscal 2015. Significant changes in expenses between the comparative periods included the following:

•	On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in wages, depreciation and stock-based compensation expense and reductions in incentive compensation, employee health care and advertising expense during the third quarter of fiscal 2016 compared to the third quarter of the prior year.

•	We incurred additional selling expense of $897,000 during the third quarter of fiscal 2016 compared to the third quarter of last year related to the operation of 23 new stores opened since the beginning of the third quarter of fiscal 2015, net of expense reductions associated with the closure of eight stores since the beginning of the same period.
•	Stock-based compensation expense increased $473,000 in the third quarter of fiscal 2016 compared to the same period last year. This was primarily attributable to performance and service-based stock awards granted in fiscal 2016.
•	Incentive compensation decreased $790,000 in the third quarter of fiscal 2016 compared to the same period last year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the third quarter of fiscal 2016.

Pre-opening costs included in selling, general and administrative expenses were $351,000 in the third quarter of fiscal 2016 compared to $500,000 in the third quarter last year. We opened three new stores in the third quarter of fiscal 2016 compared to six new stores in the third quarter of fiscal 2015. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs in selling, general and administrative expenses were $335,000, or 0.1% as a percentage of sales, in the third quarter of fiscal 2016. Store closing costs were $611,000, or 0.2% as a percentage of sales, in the third quarter last year. One store was closed in the third quarter of fiscal 2016 compared to two stores in the third quarter of fiscal 2015.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2016 was 37.2% as compared to 38.0% for the same time period in fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Nine Month Period Ended October 29, 2016

Net Sales

Net sales increased $16.6 million to $766.9 million during the nine-month period ended October 29, 2016, a 2.2% increase compared to net sales of $750.3 million for the nine-month period ended October 31, 2015. Of the $16.6 million increase in net sales, approximately $18.6 million was attributable to the 35 new stores we opened since the beginning of fiscal 2015 and $7.2 million was attributable to our 0.9% increase in comparable store sales for the nine-month period ended October 29, 2016. These increases were partially offset by a loss of $9.2 million in sales from the 20 stores closed since the beginning of fiscal 2015.

Gross Profit

Gross profit increased to $224.8 million during the first nine months of fiscal 2016 compared to gross profit of $222.3 million in the first nine months of fiscal 2015. Our gross profit margin decreased to 29.3% compared to 29.6% in the first nine months of fiscal 2015. Our merchandise margin decreased 0.4% primarily due to expenses related to our multi-channel sales initiatives. Buying, distribution and occupancy costs decreased 0.1% as a percentage of sales during the first nine months of fiscal 2016 compared to the same period last year primarily due a decrease in outbound freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million in the first nine months of fiscal 2016 to $185.4 million compared to the same prior year period. As a percentage of sales, these expenses decreased to 24.2% in the first nine months of fiscal 2016 from 24.3% in the third quarter of fiscal 2015. Significant changes in expenses between the comparative periods included the following:

•	On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in wages, other employee benefits and stock-based compensation expense and reductions in incentive compensation, employee health care and fixed asset write-offs during the first nine months of fiscal 2016 compared to the first nine months of the prior year.
•	We incurred additional selling expense of $1.0 million during the first nine months of fiscal 2016 compared to the first nine months of last year related to the operation of 35 new stores opened since the beginning of fiscal 2015, net of expense reductions associated with the closure of 20 stores since the beginning of the same period.
•	Stock-based compensation expense increased $843,000 in the first nine months of fiscal 2016 compared to the same period last year. This was primarily attributable to management assumptions related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense and grants of awards in fiscal 2016.
•	Incentive compensation decreased $1.4 million in the first nine months of fiscal 2016 compared to the same period last year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation in the first nine months of fiscal 2016.

In the first nine months of fiscal 2016, pre-opening costs included in selling, general and administrative expenses were $815,000, or 0.1% as a percentage of sales, compared to $1.1 million, or 0.2% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs and non-cash impairment charges included in selling, general and administrative expenses were $631,000, or 0.1% as a percentage of sales, in the first nine months of fiscal 2016. Store closing costs and non-cash impairment charges of long-lived assets were $1.8 million, or 0.2% as a percentage of sales, in the first nine months of last year. We closed five stores in the first nine months of fiscal 2016 and 14 stores were closed in the first nine months of fiscal 2015.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2016 was 37.8% compared to 38.5% for the same period in fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $21.5 million in the first nine months of fiscal 2016 compared to $23.3 million in the first nine months of fiscal 2015. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year decrease in operating cash flow was primarily driven by a reduction in merchandise inventories and the timing of payments for accounts payable and accrued liabilities.

Working capital decreased to $268.7 million at October 29, 2016, from $284.3 million at October 31, 2015, primarily due to decreases in cash and inventory partially offset by a decrease in accounts payable compared to the third quarter of the prior year. The current ratio was 4.0 as of October 29, 2016, compared to 4.1 at October 31, 2015.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2016, we expended $17.4 million for the purchase of property and equipment, of which $12.9 million was for new stores, remodeling and relocations. During the first nine months of fiscal 2015, we expended $22.3 million for the purchase of property and equipment, of which $15.0 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities are primarily for cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises and purchases under our Employee Stock Purchase Plan.

During the first nine months of fiscal 2016, net cash used in financing activities was $39.3 million compared to net cash used in financing activities of $13.6 million in the first nine months of fiscal 2015. The increase in cash used in financing activities between the two respective periods was primarily attributable to the $35.4 million of common stock repurchased under our share repurchase program during the first nine months of fiscal 2016, compared to the $10.2 million repurchased in the first nine months of fiscal 2015.

Capital Expenditures

Capital expenditures for fiscal 2016, including actual expenditures during the first nine months, are expected to be between $21 million and $22 million, with approximately $16 million to be used for new stores, relocations and remodels. Lease incentives to be received from landlords during fiscal 2016, including actual amounts received during the first nine months, are expected to be approximately $4 to $5 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

In fiscal 2016, we anticipate opening 19 new stores, including seven small-market stores. We opened 15 stores in the first nine months of fiscal 2016, including five small-market stores. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $1.7 million for fiscal 2016, or an average of $87,000 per store. During fiscal 2015, we opened 20 new stores and expended $1.9 million on pre-opening expenses, or an average of $96,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed five stores during the first nine months of fiscal 2016. Fourteen stores were closed during the first nine months of fiscal 2015. Currently, we have four additional store closings scheduled for the fourth quarter of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending in part on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On September 8, 2016, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders.  The dividend of $0.07 per share was paid on October 17, 2016 to shareholders of record as of the close of business on October 3, 2016.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

Credit Facility

Our unsecured credit agreement provides for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. It contains covenants which stipulate: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of condensed consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of October 29, 2016. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.0 million at October 29, 2016. As of October 29, 2016, $49.0 million was available to us for additional borrowings under the credit facility.

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

During the third quarter of fiscal 2016, we repurchased 375,631 shares of common stock at a total cost of $10.2 million under the new share repurchase program. As of October 29, 2016, approximately 1.6 million shares at an aggregate cost of $39.7 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at October 29, 2016 was $10.3 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2016 or fiscal 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 29, 2016, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended October 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs (2)

July 31, 2016 to August 27, 2016	0	$0.00	0	$20,474,000
August 28, 2016 to October 1, 2016	375,631	$27.13	375,631	$10,285,000
October 2, 2016 to October 29, 2016	0	$0.00	0	$10,285,000
	375,631		375,631

(1)	No shares were withheld by us in the third quarter in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

(2)	On December 9, 2015, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2016 and expiring on December 31, 2016.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2016	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

