Form 10-K
period 2017-01-28
SHOE CARNIVAL INC
filed 2017-03-29
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 28, 2017
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $346,446,502 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 24, 2017 was 17,692,686.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 13, 2017 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
January 28, 2017

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; our ability to successfully grow our e-commerce sales; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments and the continued favorable trade relations in China and the other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see ITEM 1A. RISK FACTORS of this report.

ITEM 1.    BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, fun and promotional marketing efforts. On average, our stores are 11,000 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 27,600 pairs of shoes per location. As of January 28, 2017, we operated 415 stores in 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Distinctive shopping experience

Our stores combine competitive pricing with a promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We promote a high-energy retail environment by decorating with exciting graphics and bold colors, and by featuring a stage and mic-person as the focal point in our stores. With a microphone, this mic-person announces current specials supplied by our centralized merchandising staff, organizes contests and games, and assists and educates customers with the features and location of merchandise. Our mic-person offers limited-duration promotions throughout the day, encouraging customers to take immediate advantage of our value pricing. We believe this fun and promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant product stories featured on our home page.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 27,400 pairs of shoes in four general categories – women’s, men’s, children’s and athletics – which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles. We engage our customers by presenting creative branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website receive periodic personalized e-mail communication from us. This communication affords us additional opportunity to highlight our broad product assortment and promotions.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one stop shopping for the entire family, whether it is at any of our store locations or online at shoecarnival.com. We also believe our fun and promotional shopping environment contributes to a reputation of value pricing.

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

Growth Strategy

Our goal is to continue to grow our net sales and earnings by opening additional stores throughout the United States and growing our multi-channel business. As of January 28, 2017, we operated 415 stores located across 35 states and Puerto Rico. Our stores averaged approximately 11,000 square feet, ranging in size from 4,000 to 26,500 square feet. New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers. Although our traditional store prototype utilizes between 8,000 and 11,000 square feet of leased area, we have begun to roll out scalable store prototypes that reflect the diverse population densities of our markets. These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability. In all of our stores, the sales area is approximately 85% of the gross store footprint.

	Historical Store Count
Fiscal Years	2016	2015	2014	2013	2012

Stores open at the beginning of the year	405	400	376	351	327

New store openings	19	20	31	32	31

Store closings	(9)	(15)	(7)	(7)	(4)

Stores open at the end of the year	415	405	400	376	351

Stores relocated	3	2	3	9	6
Percentage of store base remodeled	4%	7%	7%	9%	5%

Expanding our store base both in number of stores, as well as geographic footprint

Increasing market penetration by opening new stores is a key component of our growth strategy. We believe our strong unleveraged financial position provides a solid platform for additional growth. In fiscal 2016, we opened 19 new stores and closed nine stores. The majority of these new store locations served to fill in existing markets with additional stores, with the goal of increasing the performance of the overall market. For fiscal 2017, we expect to open approximately 20 stores and close approximately 15 stores. The majority of the new stores locations will serve existing markets within our current geographic footprint and the remaining stores will serve smaller, new markets.

Critical to the success of opening new stores in larger markets or geographic areas is our ability to cluster stores. In large markets (populations greater than 400,000), clustering involves opening two or more stores at approximately the same time. In smaller markets that can only support a single store, clustering involves seeking locations in reasonably close proximity to other existing markets. This strategy creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs. We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

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

Multi-Channel Strategy

We are committed to establishing Shoe Carnival as a world class multi-channel retailer. The foundation of our multi-channel strategy is connecting customers with our wide assortment of store inventory through multiple channels, while maintaining a personalized, seamless customer service experience. We believe over time the majority of our customers will utilize multiple channels to purchase our product offerings based on their needs at the time, as described below. Our e-commerce business continues to grow and we continue to make enhancements to capitalize on our increasing website traffic and optimize conversion rates.

•	Our “ship from store” program is a core element of our multi-channel strategy. This program allows stores to fulfill online orders and has been implemented on a chain wide basis (with limited exceptions). By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. Additionally, during peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center.
•	A growing part of our multi-channel strategy is our Shoes 2U program. This program enables us to ship product from any store to a customer’s home or store of their choice if they are unable to find the size, color or style of a shoe in the store in which they are shopping. This creates an endless aisle experience for our customers in which our chain-wide inventory is accessible to any store customer.
•	Given our desire to connect with customers anywhere and anytime, an important component of our multi-channel strategy is our mobile app. Our mobile app was redesigned in fiscal 2015 and introduced e-commerce functionality directly from the app. Product offerings on the app correspond to our online assortment and customers now have the ability to scan UPC codes to find sizes that may not be available in our stores. These products and our entire online assortment can be conveniently purchased directly from our app.
•	During the third quarter of fiscal 2016, we completed the launch of a new online service, which gives our customers the option to buy online, pick up in store and buy online, ship to store. This feature provides the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores. This launch represents our continued effort to evolve our customer experience.

Overall, we believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in-line with rapidly changing consumer behavior. In fiscal 2017, we plan to upgrade and enhance our e-commerce and mobile platforms. These steps will be an integral part of expanding our multi-channel footprint and creating opportunities to connect with our customers in new ways.

Merchandise

Critical to our success is maintaining fresh, fashionable merchandise at moderate prices. Our buyers stay in touch with evolving fashion trends and adjust growth strategies based on these trends. This is accomplished by subscribing to an industry leading trend service, shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines.

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate. This helps us select the best assortment and quantities in order to manage and allocate inventories at the store level. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Due to our multi-channel retailer strategy, we view our e-commerce sales as an extension of our physical stores.

Our stores and e-commerce site offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise. Our stores carry complementary accessories such as socks, belts, shoe care items, handbags, sport bags, backpacks, jewelry, scarves and wallets, while our e-commerce site offers certain handbags, sport bags and backpacks. We purchase merchandise from approximately 170 footwear vendors. Management of the purchasing function is the responsibility of our Executive Vice President – Chief Merchandising Officer. Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and current demand for their products. We adjust future purchasing decisions based upon the results of this analysis. In fiscal 2016, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 45% of our net sales. Nike, Inc. accounted for approximately 33% of our net sales and Skechers USA, Inc. accounted for approximately 12%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

The table below sets forth our percentage of sales by product category.

Fiscal Years	2016	2015	2014	2013	2012

Non-Athletics:
Women’s	26%	27%	27%	27%	26%
Men’s	14	14	14	15	15
Children’s	5	5	5	5	5
Total	45	46	46	47	46

Athletics:
Women’s	16	16	16	16	17
Men’s	22	22	21	21	21
Children’s	13	12	13	12	12
Total	51	50	50	49	50

Accessories	4	4	4	4	4

Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to, our core customers. For fiscal 2016, approximately 49% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible. We utilize television advertising to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season. Moreover, it enables us to provide a message of offering value-priced, current season footwear.

In addition to a dynamic, lively and fun shopping experience, we offer our customers our Shoe Perks rewards program. This loyalty program provides customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand.

We remain highly focused on expanding Shoe Perks enrollment. In fiscal 2016, we added 4.5 million new members, and purchases from Shoe Perks members increased to 66% of our net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.

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

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers. Our specific competitors vary from market to market. We compete with most department stores and traditional shoe stores by offering competitive prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise. Many of our competitors are significantly larger and have substantially greater resources than we do. However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, enables us to compete effectively.

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

Employees

At January 28, 2017, we had approximately 5,100 employees, of which approximately 2,700 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. No employees are represented by a labor union.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, SC Work Wear®, WHEN YOU WANT 2®, JUMP BACK IN®, STEP OUT OF BORING®, A SURPRISE IN STORE®, SHOES 2U®, Laces for Learning® and Princess Lacey’s Laces®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

This Annual Report on Form 10-K filed with the Securities and Exchange Commission, including the financial statements and schedules thereto, without the accompanying exhibits, is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at our corporate address. A list of exhibits is included in this Annual Report on Form 10-K, and exhibits are available from us upon payment to us of the cost of furnishing them.

Executive Officers

Name	Age	Position
J. Wayne Weaver	82	Chairman of the Board and Director
Clifton E. Sifford	63	President, Chief Executive Officer and Director
W. Kerry Jackson	55	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	60	Executive Vice President - Store Operations
Carl N. Scibetta	58	Executive Vice President – Chief Merchandising Officer

Mr. Weaver is Shoe Carnival’s largest shareholder and has served as Chairman of the Board since March 1988. From 1978 until February 2, 1993, Mr. Weaver had served as president and chief executive officer of Nine West Group, Inc., a designer, developer and marketer of women’s footwear. He has over 50 years of experience in the footwear industry. Mr. Weaver is a former director of Nine West Group, Inc. Mr. Weaver served as chairman and chief executive officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012. Mr. Weaver previously served two terms as a director of Stein Mart, Inc., a publicly traded chain of off-price retail stores, from June 2014 until March 2016 and from November 2000 until April 2008.

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

We face significant competition in our markets and we may be unable to compete favorably. The retail footwear industry is highly competitive with few barriers to entry. We compete primarily with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers. Many of our competitors are significantly larger and have substantially greater resources than we do. Economic pressures on or bankruptcies of our competition could result in increased pricing pressures. This competition could adversely affect our results of operations and financial condition in the future.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business. Our success and growth is partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our website. Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. Our inability to accurately predict our consumers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results. In addition, our competitors may spend more on marketing or use different marketing approaches, which would provide them with a competitive advantage.

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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. Our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand. We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2016, we added 4.5 million new members, and purchases from Shoe Perks members increased to 66% of net sales. Shoe Perks members on average spent 19% more per transaction than non-members in fiscal 2016. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We would be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised. We rely on our existing information technology systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, point-of-sale support and financial systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our operational strategies. Any delays or difficulties transitioning to new systems or integrating them with current systems in an orderly and timely fashion could have a material adverse effect on our operational results, financial position and cash flows.

The reliability and capacity of our information technology systems, and in particular our distribution technology operations, are critical to our continued operations. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana. Virtually all merchandise received by our stores is and will be shipped through our distribution center. We fulfill our e-commerce orders primarily from our store locations. During peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center. Our corporate computer network is essential to our distribution process.

Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages or terrorist attack, computer viruses and security breaches, which may require significant investment to fix or replace. If our distribution center is shut down for any reason, if our information technology systems do not operate effectively, or if we are the target of attacks or security breaches, we may suffer the loss of critical data, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce site and mobile app may be impacted, and we could experience other interruptions or delays to our operations. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, as well as certain cyber security incidents, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters our insurance may not be sufficient, or the insurance proceeds may not be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation. We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees. The collection and use of this information is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts. Non-compliance with these regulations and contractual restrictions may subject us to fines, penalties, restrictions and expulsion from credit card acceptance programs and civil liability.  Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately, including as a result of cyber-security breaches, acts of vandalism, computer viruses, credit card fraud or phishing. Advanced cyber-security threats are persistent and continue to evolve, making them increasingly difficult to identify and prevent. If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect our reputation, as well as our operations and financial results, and could result in litigation or regulatory action against us or the imposition of costs, fines or other penalties. As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

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

We will require significant funds to implement our growth strategy and meet our other liquidity needs. We may not continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our growth strategy and meet our other liquidity needs. In fiscal 2017, capital expenditures are expected to range from $22 million to $23 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs. If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. Digital commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. We sell shoes and related accessories through our website at www.shoecarnival.com. We fulfill e-commerce orders from our store locations and, during peak periods, from our distribution center. We anticipate that the percentage of our sales through our e-commerce site will continue to grow and thus the risks associated with these operations could have an impact on our overall operations. Our e-commerce operations may not, however, achieve growing sales and profitability. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware, software and service providers, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, our ability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide convenient and consistent experience for our customers, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial position and cash flows.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors. The primary footwear manufacturers are located in China and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor, product safety or other laws by one of our vendors could have an adverse effect on our business.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;
•	import duties, import quotas, tariffs, anti-dumping duties, and other trade sanctions;
•	modifications to international trade policy and/or existing trade agreements and other changes affecting United States trade relations with other countries;
•	problems with oceanic shipping, including shipping container shortages and piracy;
•	port congestion at arrival ports causing delays;
•	additional oceanic shipping costs to reach non-congested ports;
•	inland transit costs and delays resulting from port congestion;
•	economic crises and international disputes;

•	currency exchange rate fluctuations;
•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•	compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing, environmental requirements and anti-corruption laws.

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2016, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 45% of our net sales. Nike, Inc. accounted for approximately 33% of our net sales and Skechers USA, Inc. accounted for approximately 12%. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

Our quarterly operating results will fluctuate due to seasonality, weather conditions and other factors. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances, weather conditions and the timing of sales and costs associated with opening new stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability. Our operating results depend significantly upon the sales generated during these periods, and our quarterly results may be impacted by calendar shifts of holiday or seasonal periods.

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

Other factors that may affect our quarterly results of operations include:

•	fashion trends;
•	the timing of income tax refunds to customers;
•	the effectiveness of our inventory management;
•	changes in general economic conditions and consumer spending patterns; and
•	actions of competitors or co-tenants.

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

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend, and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2017. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together own approximately 27.6% of our outstanding common stock. Accordingly, Mr. Weaver is able to exert substantial influence over our management and operations. In addition, his interests may differ from or be opposed to the interests of our other shareholders, and his control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

ITEM 1B. Unresolved staff comments

None.

ITEM 2.    PROPERTIES

We lease all existing stores and intend to lease all future stores. Approximately 99% of the leases for our existing stores provide for fixed minimum rentals and approximately 47% provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

The following table identifies the number of our stores in each state and Puerto Rico as of January 28, 2017:

State/Territory		State/Territory
Alabama	12	New Jersey	3
Arkansas	11	New York	3
Arizona	4	North Carolina	19
Colorado	4	North Dakota	4
Delaware	1	Ohio	20
Florida	28	Oklahoma	7
Georgia	17	Pennsylvania	14
Idaho	4	Puerto Rico	9
Iowa	12	South Carolina	11
Illinois	30	South Dakota	2
Indiana	29	Tennessee	20
Kansas	4	Texas	48
Kentucky	12	Utah	4
Louisiana	14	Virginia	7
Michigan	17	Wisconsin	3
Missouri	21	West Virginia	5
Mississippi	8	Wyoming	2
Montana	3	Total Stores	415
Nebraska	3

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

Market Information and Holders

Our common stock has been quoted on The NASDAQ Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993. As of March 24, 2017, there were approximately 152 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2016.

The quarterly intraday high and low trading prices, in addition to dividends per share, were as follows:

Fiscal 2016	High	Low	Dividends Per Share

First Quarter	$28.14	$21.26	$0.065
Second Quarter	27.86	21.16	0.07
Third Quarter	30.13	24.82	0.07
Fourth Quarter	31.79	23.44	0.07

Fiscal 2015

First Quarter	$29.79	$22.20	$0.06
Second Quarter	30.00	25.51	0.065
Third Quarter	28.59	22.03	0.065
Fourth Quarter	25.17	17.36	0.065

Cash Dividends

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement and the aggregate amount of cash dividends for a fiscal year do not exceed $10 million.

On March 22, 2017, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2017.  The quarterly cash dividend of $0.07 per share will be paid on April 24, 2017 to shareholders of record as of the close of business on April 10, 2017.

Issuer Purchases of Equity Securities

Throughout fiscal 2016, we issued treasury shares to employees for the issuance of restricted stock awards. We also repurchased 15,929 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2017. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2017, and in accordance with applicable laws, rules and regulations. On January 27, 2017, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 28, 2017, approximately 284,000 shares at an aggregate cost of $7.2 million had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2015 and expired in accordance with its terms on December 31, 2016. At its expiration, we had purchased approximately 1.6 million shares at an aggregate cost of $39.7 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2016:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs(2)

October 31, 2016 to November 26, 2016	151	$ 24.70	0	$10,285,000
November 27, 2016 to December 31, 2017	492	$ 27.11	360	$10,275,000
January 1, 2017 to January 28, 2017	288,258	$ 25.22	284,184	$42,834,000
	288,901		284,544

(1)	Total number of shares purchased includes 4,357 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2017 and expiring on December 31, 2017. The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2015, and expired in accordance with its terms on December 31, 2016.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2016	2015	2014	2013	2012
Income Statement Data:
Net Sales	$1,001,102	$983,968	$940,162	$884,785	$854,998
Cost of sales (including buying, distribution and occupancy costs)	711,867	693,452	666,483	625,468	597,521
Gross Profit	289,235	290,516	273,679	259,317	257,477
Selling, general and administrative expenses	251,323	243,883	231,826	215,650	208,983
Operating income	37,912	46,633	41,853	43,667	48,494
Interest income	(6)	(39)	(14)	(12)	(32)
Interest expense	169	168	165	173	273
Income before income taxes	37,749	46,504	41,702	43,506	48,253
Income tax expense	14,232	17,737	16,175	16,635	18,915
Net income	$23,517	$28,767	$25,527	$26,871	$29,338

Net income per share:
Basic	$1.28	$1.45	$1.27	$1.33	$1.44
Diluted	$1.28	$1.45	$1.27	$1.32	$1.43

Weighted average shares:
Basic	18,017	19,417	19,777	19,926	19,911
Diluted	18,022	19,427	19,791	19,947	19,972

Dividends declared per share	$0.275	$0.255	$0.24	$0.24	$1.15

Selected Operating Data:
Stores open at end of year	415	405	400	376	351
Square footage of store spaceat year end (000’s)	4,526	4,465	4,419	4,147	3,823
Average sales per store (000’s) (2)	$2,367	$2,407	$2,390	$2,425	$2,478
Average sales per square foot (2) (4)	$224	$224	$221	$223	$229
Comparable store sales (2)(3)	0.5%	3.0%	1.8%	0.0%	4.5%
Balance Sheet Data:
Cash and cash equivalents	$62,944	$68,814	$61,376	$48,253	$45,756
Total assets	$458,478	$481,093	$465,016	$436,851	$407,196
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$318,882	$339,802	$331,198	$316,872	$292,368

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2016, 2015, 2014, 2013, and 2012 relate respectively to the fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014, and February 2, 2013. Fiscal year 2012 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.
(2)	Selected Operating Data for fiscal 2012 has been adjusted to a comparable 52-week period ended January 26, 2013. The 53rd week in fiscal 2012 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2013 compare the 52-week period ended February 1, 2014 to the 52-week period ended February 2, 2013. Comparable store sales for fiscal 2012 compare the 52-week period ended January 26, 2013 to the 52-week period ended January 28, 2012.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months after such store’s grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting with fiscal 2013. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.
(4)	Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this report.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations or online at shoecarnival.com. Our stores combine competitive pricing with a fun and promotional, in-store marketing effort that encourages customer participation and injects fun and surprise into every shopping experience. We believe this fun and promotional atmosphere results in various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site through special promotions and limited time sales, along with relevant product stories featured on our home page.

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics. In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, sport bags, backpacks, jewelry, scarves and wallets. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2016, 2015 and 2014 relate respectively to the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, all of which consisted of 52 weeks.

Executive Summary

Overview

Net income decreased to $23.5 million in fiscal 2016, or $1.28 per diluted share, compared to net income of $28.8 million, or $1.45 per diluted share, in fiscal 2015. Despite earnings that were below expectations and a decline in store traffic, we generated positive comparable store sales and ended fiscal 2016 with a little over $1 billion in sales, a record and milestone for the Company. We believe progress with our multi-channel strategy helped drive positive conversion rates at our stores and continued to fuel top-line growth. From a balance sheet perspective, we focused on effectively managing inventory levels throughout the year, ending fiscal 2016 with inventories down $13.2 million, or 6.8% year-over-year on a per store basis.

Highlights of our performance in fiscal 2016 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•	Net sales increased $17.1 million, or 1.7%, during fiscal 2016 compared to fiscal 2015. The net sales increase was driven by sales of $23.3 million from the 39 new stores opened since the beginning of fiscal 2015 and a

$4.7 million increase in comparable stores sales. This net sales increase was partially offset by a $10.9 million loss in sales from the 24 stores closed since the beginning of fiscal 2015. Despite a mid-single digit decline in store traffic, comparable store sales increased 0.5% for the full fiscal year. We posted a low single-digit comparable store sales increase in adult athletics and a mid-single digit increase in children’s athletics and produced positive comparable store sale results with sandals. These gains were partially offset by an overall comparable store sales decrease in men’s, women’s and children’s non-athletic product, particularly in women’s boots.
•	Our gross profit margin decreased to 28.9% in fiscal 2016 from 29.5% in the prior year. Our merchandise margin decreased 0.6% primarily due to an increase in expenses related to our multi-channel sales initiatives, while buying, distribution and occupancy costs, as a percentage of sales, remained flat compared to the prior year.
•	We repurchased approximately 1.7 million shares of common stock during fiscal 2016 at a total cost of $42.6 million under our share repurchase programs and ended fiscal 2016 with $62.9 million in cash and cash equivalents. We ended fiscal 2016 with no outstanding interest bearing debt.
•	During fiscal 2016, we completed the launch of a new online service which gives our customers the option to buy online, pick up in store and buy online, ship to store. This feature provides the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores.
•	In fiscal 2016, we increased membership in our Shoe Perks customer loyalty program by an additional 4.5 million members, which brought total membership to 13.5 million customers at the end of the fiscal year. For the year, member sales accounted for approximately 66% of our total business and members on average spent 19% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.
•	We opened 19 stores, relocated three stores and closed nine stores during fiscal 2016, ending the year with 415 stores.
•	During fiscal 2016 we recorded non-cash impairments of long-lived assets totaling $4.5 million, or 0.6% as a percentage of sales. Of the $4.5 million, $3.6 million related to impairments of long-lived assets recorded on seven of our stores located in Puerto Rico.

Fiscal 2017

In fiscal 2017, we remain focused on growing our business through store expansion, multi-channel initiatives and by enhancing the Shoe Carnival brand. We expect to open approximately 20 stores in fiscal 2017, primarily in existing markets, and we plan to remodel approximately 5% of our existing store base. Consistent with fiscal 2016, we plan to continue reinvesting in our existing physical store base, focusing on in-store graphics, such as signage updates to focal walls and end-caps, and the installation of accessories walls and handbag fixturing to further enhance our offerings. We are also leveraging inward expansion through our brand store concept. We believe this unique ’shop-within-a-shop’ concept will drive traffic to our physical stores by offering customers an enhanced shopping experience, with compelling product offerings from key branded partners.

We will continue certain key initiatives in fiscal 2017, including our commitment to acquiring new Shoe Perks members and our focus on multi-channel initiatives, such as investment in our website and mobile infrastructure and diversification of our e-commerce supply chain. Digital media will become more prominent for us in fiscal 2017, as we focus on using Customer Relationship Management (“CRM”) as a relationship and loyalty management tool. We believe using CRM strategies will help drive customer retention through segmentation and other analysis and will aid us in gaining a better understanding of our customer base.

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

We review our inventory at the end of each quarter to determine if it is properly stated at LCM. Factors considered include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of January 28, 2017, and January 30, 2016, totaled $279.6 million and $292.9 million, respectively, representing approximately 61% of total assets for both fiscal years. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our net long-lived assets as of January 28, 2017, and January 30, 2016, totaled $96.2 million and $103.4 million, respectively, representing approximately 21% of total assets for both fiscal years. From our evaluations performed during fiscal 2016 and fiscal 2015, we recorded impairments of long-lived assets on our domestic stores of $0.9 million and $1.0 million, respectively. Additionally, during fiscal 2016, we recorded impairments of $3.6 million related to long-lived assets associated with seven of our stores located in Puerto Rico, which is discussed in further detail below. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

We operate nine stores in Puerto Rico. Puerto Rico is experiencing an economic crisis characterized by a deep recession and defaults on its public sector debt. During the fourth quarter of fiscal 2016, based on our review of the recoverability of long-lived assets in our Puerto Rico stores, we recorded impairment charges of $3.6 million on seven of these nine stores. Subsequent to this impairment, the long-lived assets in our nine Puerto Rico stores had a combined aggregate net book value of $765,000 as of January 28, 2017. We will continue to assess the recoverability of the long-lived assets in our Puerto Rico stores and continue to monitor further developments in the economic environment on the island.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of January 28, 2017 and January 30, 2016, our self-insurance reserves totaled $3.4 million and $3.3 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2016	2015	2014
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	71.1	70.5	70.9
Gross profit	28.9	29.5	29.1
Selling, general and administrative expenses	25.1	24.8	24.6
Operating income	3.8	4.7	4.5
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	3.8	4.7	4.5
Income tax expense	1.4	1.8	1.8
Net income	2.4%	2.9%	2.7%

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

2016 Compared to 2015

Net Sales

Net sales increased $17.1 million to $1.001 billion for fiscal 2016, a 1.7% increase, from net sales of $984.0 million for fiscal 2015. Of the $17.1 million increase in net sales, approximately $23.3 million was attributable to the 39 new stores we opened since the beginning of fiscal 2015 and $4.7 million was attributable to our 0.5% increase in comparable store sales. These increases were partially offset by the loss of $10.9 million in sales from the 24 stores closed since the beginning of fiscal 2015. Contributing to our net sales increase were increases in our conversion rate, average sales per transaction, average units per transaction and average unit retail, despite a mid-single digit decline in store traffic.

Gross Profit

Gross profit decreased $1.3 million to $289.2 million in fiscal 2016. Our gross profit margin in fiscal 2016 decreased to 28.9% from 29.5% in the prior fiscal year. Our merchandise margin decreased 0.6% while buying, distribution and occupancy costs, as a percentage of sales, remained flat compared to prior year. Our merchandise margin decreased primarily due to an increase in expenses related to our multi-channel sales initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.4 million to $251.3 million in fiscal 2016 compared to $243.9 million in the prior year. As a percentage of sales, these expenses increased to 25.1% in fiscal 2016 from 24.8% in fiscal 2015. Significant changes in expense between the periods included the following:

•	On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in non-cash impairments and fixed asset write-offs, wages, other employee benefits, advertising and depreciation expense, partially offset by reductions in incentive compensation and employee health care expense in addition to an increase in insurance proceeds received in fiscal 2016 compared to the prior year.
•	We incurred additional selling expense of $2.3 million during fiscal 2016 compared to the prior year related to the operation of 39 new stores opened since the beginning of fiscal 2015, net of expense reductions associated with the closure of 24 stores since the beginning of the same period.
•	Stock-based compensation expense increased $120,000 in fiscal 2016 compared to fiscal 2015. This was primarily attributable to the expense related to performance and service-based stock awards granted in fiscal 2016, partially offset by management adjustments related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense.
•	Incentive compensation decreased $2.0 million in fiscal 2016 compared to the prior year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation during fiscal 2016.

In fiscal 2016, pre-opening costs included in selling, general and administrative expenses were $886,000, or 0.09% as a percentage of sales, compared to $1.2 million, or 0.10% as a percentage of sales, for fiscal 2015. We opened 19 stores during fiscal 2016 at an average cost of $47,000 compared to 20 stores last year at an average cost of $60,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2016 was $5.6 million or 0.6% as a percentage of sales. Store closing costs in fiscal 2016 were related to the nine stores we closed in fiscal 2016 and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. We recorded impairments of long-lived assets totaling $4.5 million in fiscal 2016. Of the $4.5 million, $3.6 million related to impairments of long-lived assets associated with seven of our stores located in Puerto Rico. The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2015 was $2.8 million, or 0.3% as a percentage of sales. Store closing costs in fiscal 2015 were related to the 15 stores we closed in fiscal 2015 and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. We recorded impairments of long-lived assets totaling $1.0 million in fiscal 2015. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

The effective income tax rate for fiscal 2016 was 37.7% compared to 38.1% for fiscal 2015. Our provision for income tax expense is based on the current estimate of our annual effective tax rate.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2016	2015	2014

Net income	$23,517	$28,767	$25,527
Depreciation and amortization	23,699	23,078	20,063
Stock-based compensation	3,822	3,702	1,064
Deferred income taxes	(1,381)	(3,035)	(550)
Lease incentives	3,825	6,604	8,307
Changes in operating assets and liabilities	10,132	2,840	3,209
Other operating activities	175	(3,401)	34
Net cash provided by operating activities	63,789	58,555	57,654
Net cash used in investing activities	(21,832)	(27,651)	(32,457)
Net cash used in financing activities	(47,827)	(23,466)	(12,074)
Net (decrease) increase in cash and cash equivalents	$(5,870)	$7,438	$13,123

We anticipate that our existing cash and cash flows from operations will be sufficient to fund our planned store expansion along with other capital expenditures, working capital needs, potential dividend payments, potential share repurchases under our share repurchase program, and various other commitments and obligations, as they arise, for at least the next 12 months.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $63.8 million, $58.6 million and $57.7 million in fiscal years 2016, 2015 and 2014, respectively. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital was $265.5 million, $282.1 million and $276.0 million at January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Working capital decreased $16.6 million at January 28, 2017 compared to January 30, 2016 primarily due to a $13.2 million decrease in merchandise inventories. The current ratio was 4.1, 4.2 and 4.3 at January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2016, we expended $21.8 million for the purchase of property and equipment, of which $16.4 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2015, we expended $27.9 million for the purchase of property and equipment, of which $18.2 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2014, we expended $33.5 million for the purchase of property and equipment, of which $27.2 million was for the construction of new stores, remodeling and relocations. The remaining capital expenditures in all periods were for continued investments in technology and normal asset replacement activities.

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

During fiscal 2016, net cash used in financing activities was $47.8 million compared to net cash used in financing activities of $23.5 million during fiscal 2015 and $12.1 million in fiscal 2014. The increase in cash used in financing activities in fiscal 2016 was primarily attributable to the $42.6 million of common stock repurchased under our share repurchase program in fiscal 2016. There was $18.8 million of common stock repurchased under the share repurchase program in fiscal 2015 and $7.5 million of common stock repurchased under the share repurchase program during fiscal 2014.

Store Openings and Closings – Fiscal 2016

We aim to realize positive long-term financial performance for our store portfolio. We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative and quantitative in nature. We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations.

In fiscal 2016, we opened 19 new stores. On a per-store basis, the initial inventory investment for stores opened averaged $438,000, capital expenditures averaged $456,000 and lease incentives received from landlords averaged $188,000.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses totaled approximately $1.6 million for fiscal 2016, or an average of $85,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2015 we opened 20 new stores and expended $1.9 million, or an average of $96,000 per store. The decrease in the average expense per new store was primarily the result of a decrease in pre-opening advertising expense.

We closed nine stores during fiscal 2016 and 15 stores during fiscal 2015. Store closing costs for these stores totaled $375,000 in fiscal 2016 and $817,000 in fiscal 2015. These costs included normal costs associated with closing a store, non-cash asset impairment of certain underperforming stores and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Capital Expenditures – Fiscal 2017

Capital expenditures are expected to be $22 million to $23 million in fiscal 2017. Of our total capital expenditures, between $10 million and $11 million are expected to be used for new store construction and fixturing, approximately $2 million will be used for store relocations and approximately $4 million will be used to remodel approximately 5% of our existing store base. Lease incentives to be received from landlords are expected to range from approximately $4 million to $5 million. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2017

During fiscal 2017, we anticipate opening approximately 20 new stores and relocating two store locations. Although our traditional store prototype utilizes between 8,000 and 11,000 square feet of leased area, we have begun to roll out scalable store prototypes that reflect the diverse population densities of our markets. These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability. Capital invested in new stores in fiscal 2017 is expected to average approximately $436,000 with landlord incentives averaging $131,000. The average initial inventory investment in our stores is expected to range from $236,000 to $569,000 depending on the size and sales expectation of the store and the timing of the new store opening.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses are expected to increase slightly in fiscal 2017 compared to fiscal 2016, averaging approximately $90,000 per store.

As we enter fiscal 2017, we currently expect to close approximately 15 stores. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our annual store growth rate based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

In fiscal 2016 four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.065 per share and the dividends paid for the remaining three quarters were increased to $0.07 per share. During fiscal 2015, the first quarter dividend was in the amount of $0.06 per share and the dividends for the remaining three quarters were $0.065 per share. During fiscal 2014, four quarterly cash dividends were approved and paid, each in the amount of $0.06 per share. During fiscal years 2016, 2015 and 2014, we returned $5.0 million, $5.0 million and $4.8 million, respectively, in cash to our shareholders through our quarterly dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement and the aggregate amount of cash dividends for a fiscal year do not exceed $10 million.

Share Repurchase Program

On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2017. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2017, and in accordance with applicable laws, rules and regulations. On January 27, 2017, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of January 28, 2017, approximately 284,000 shares at an aggregate cost of $7.2 million had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2015 and expired in accordance with its terms on December 31, 2016. At its expiration, we had purchased approximately 1.6 million shares at an aggregate cost of $39.7 million under the prior repurchase program.

Contractual Obligations

Significant contractual obligations as of January 28, 2017 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2017	2018 & 2019	2020 & 2021	2022 and after
Letters of credit	$1,006	$1,006	$—	$—	$—
Operating leases	373,018	69,772	117,171	92,968	93,107
Purchase commitments	401,962	394,294	4,277	3,373	18
Deferred compensation	10,465	1,030	27	14	9,394
Total contractual obligations	$786,451	$466,102	$121,475	$96,355	$102,519

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2022 and after” column of the contractual obligations table includes amounts where we are not able to reasonably estimate the timing of the potential future payments. Estimated interest payments on our credit facility are not included in the above table as our credit facility provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes.

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) cash dividends for a fiscal year will not exceed $10 million; and, (4) Distributions in the form of redemptions of Equity Interests can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. The Credit Agreement expires on March 27, 2022.

Our previously amended Credit Agreement contained covenants which stipulated: (1) Total Shareholders’ Equity, adjusted for the effect of any share repurchases, will not fall below that of the prior fiscal year-end; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; and (3) cash dividends for a fiscal year will not exceed 30% of consolidated net income for the immediately preceding fiscal year, and in no event may the total distributions in any fiscal year exceed 25% of the prior year’s ending net worth. We were in compliance with these covenants as of January 28, 2017.

There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.0 million at January 28, 2017.

See Note 6 – “Long-Term Debt”, Note 7 – “Leases”, Note 8 – “Income Taxes” and Note 9 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There were no assignments of operating leases to third parties in fiscal 2016. We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for obligations accruing after the date of these assignments in connection with these locations. Except for operating leases entered into in the normal course business, we did not have any off-balance sheet arrangements as of January 28, 2017. See Note 7 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion of our lease obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2016 or fiscal 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shoe Carnival, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 29, 2017

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	January 28, 2017	January 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$62,944	$68,814
Accounts receivable	4,424	2,131
Merchandise inventories	279,646	292,878
Deferred income taxes	0	1,061
Other	4,737	5,193
Total Current Assets	351,751	370,077
Property and equipment – net	96,216	103,386
Deferred income taxes	9,600	7,158
Other noncurrent assets	911	472
Total Assets	$458,478	$481,093

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$67,808	$72,086
Accrued and other liabilities	18,488	15,848
Total Current Liabilities	86,296	87,934
Deferred lease incentives	30,751	31,971
Accrued rent	11,255	11,224
Deferred compensation	10,465	9,612
Other	829	550
Total Liabilities	139,596	141,291

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized,20,569,198 and 20,604,178 shares issued, respectively	206	206
Additional paid-in capital	65,272	66,805
Retained earnings	312,641	294,308
Treasury stock, at cost, 2,433,925 and 955,612 shares, respectively	(59,237)	(21,517)
Total Shareholders’ Equity	318,882	339,802
Total Liabilities and Shareholders’ Equity	$458,478	$481,093

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	January 28, 2017	January 30, 2016	January 31, 2015

Net sales	$1,001,102	$983,968	$940,162

Cost of sales (including buying, distribution and occupancy costs)	711,867	693,452	666,483

Gross profit	289,235	290,516	273,679
Selling, general and administrative expenses	251,323	243,883	231,826

Operating income	37,912	46,633	41,853
Interest income	(6)	(39)	(14)
Interest expense	169	168	165

Income before income taxes	37,749	46,504	41,702
Income tax expense	14,232	17,737	16,175

Net income	$23,517	$28,767	$25,527

Net income per share:
Basic	$1.28	$1.45	$1.27
Diluted	$1.28	$1.45	$1.27

Weighted average shares:
Basic	18,017	19,417	19,777
Diluted	18,022	19,427	19,791

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock Additional Retained Treasury
	Issued	Treasury	Amount	Paid-In Capital	Earnings	Stock	Total
Balance at
February 1, 2014	20,482	0	$205	$66,600	$250,070	$(3)	$316,872
Stock option exercises	6	4		1		76	77
Dividends ($0.24 per share)					(4,911)		(4,911)
Stock-based compensation
income tax benefit				68			68
Employee stock purchase
plan purchases	2	9		37		173	210
Restricted stock awards	183	13	2	(260)		258	0
Shares surrendered by employees
to pay taxes on restricted stock		(2)				(55)	(55)
Purchase of common stock for
Treasury		(405)				(7,533)	(7,533)
Stock-based compensation
expense				943			943
Net income					25,527		25,527

Balance at
January 31, 2015	20,673	(381)	207	67,389	270,686	(7,084)	331,198
Stock option exercises		15		(125)		280	155
Dividends ($0.255 per share)					(5,145)		(5,145)
Stock-based compensation
income tax benefit				120			120
Employee stock purchase
plan purchases		10		20		216	236
Restricted stock awards	(69)	212	(1)	(3,980)		3,981	0
Shares surrendered by employees
to pay taxes on restricted stock		(3)				(86)	(86)
Purchase of common stock for
Treasury		(809)				(18,824)	(18,824)
Stock-based compensation
expense				3,381			3,381
Net income					28,767		28,767

Balance at
January 30, 2016	20,604	(956)	206	66,805	294,308	(21,517)	339,802
Dividends ($0.275 per share)					(5,184)		(5,184)
Stock-based compensation
income tax benefit				3			3
Employee stock purchase
plan purchases		10		(10)		233	223
Restricted stock awards	(35)	225	2	(5,072)		5,072	0
Shares surrendered by employees
to pay taxes on restricted stock		(16)				(421)	(421)
Purchase of common stock for
Treasury		(1,697)				(42,604)	(42,604)
Stock-based compensation
expense				3,546			3,546
Net income					23,517		23,517
Balance at
January 28, 2017	20,569	(2,434)	$206	$65,272	$312,641	$(59,237)	$318,882

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	January 28, 2017	January 30, 2016	January 31, 2015

Cash Flows From Operating Activities
Net income	$23,517	$28,767	$25,527

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,699	23,078	20,063
Stock-based compensation	3,822	3,702	1,064
Loss on retirement and impairment of assets, net	4,794	1,770	1,104
Deferred income taxes	(1,381)	(3,035)	(550)
Lease incentives	3,825	6,604	8,307
Other	(4,619)	(5,171)	(1,070)
Changes in operating assets and liabilities:
Accounts receivable	(2,293)	588	1,409
Merchandise inventories	13,232	(5,001)	(3,076)
Accounts payable and accrued liabilities	(982)	6,530	6,838
Other	175	723	(1,962)
Net cash provided by operating activities	63,789	58,555	57,654

Cash Flows From Investing Activities
Purchases of property and equipment	(21,832)	(27,901)	(33,543)
Proceeds from sale of property and equipment	0	0	836
Proceeds from note receivable	0	250	250
Net cash used in investing activities	(21,832)	(27,651)	(32,457)

Cash Flow From Financing Activities
Proceeds from issuance of stock	223	391	287
Dividends paid	(5,028)	(5,037)	(4,828)
Excess tax benefits from stock-based compensation	3	90	55
Purchase of common stock for treasury	(42,604)	(18,824)	(7,533)
Shares surrendered by employees to pay taxes on restricted stock	(421)	(86)	(55)
Net cash used in financing activities	(47,827)	(23,466)	(12,074)
Net (decrease) increase in cash and cash equivalents	(5,870)	7,438	13,123
Cash and cash equivalents at beginning of year	68,814	61,376	48,253

Cash and Cash Equivalents at End of Year	$62,944	$68,814	$61,376

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$170	$168	$166
Cash paid during year for income taxes	$14,696	$20,020	$17,618
Capital expenditures incurred but not yet paid	$168	$677	$1,596

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or “Company”). All intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through our retail stores in 35 states within the continental United States and in Puerto Rico. We also offer online shopping on our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2016, 2015 and 2014 relate to the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $62.9 million at January 28, 2017 and $68.8 million at January 30, 2016. Credit and debit card receivables and receivables due from a third-party totaling $4.9 million and $5.5 million were included in cash equivalents at January 28, 2017 and January 30, 2016, respectively. Credit and debit card receivables generally settle within three days; receivables due from a third-party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 28, 2017, and January 30, 2016, all invested cash was held in a money market account. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of January 28, 2017 and January 30, 2016 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of January 28, 2017 and of January 30, 2016 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for these periods. See Note 3 – “Fair Value Measurements” for further discussion.

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of approximately $4.5 million and $1.0 million in fiscal years 2016 and 2015, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of January 28, 2017 and January 30, 2016, our self-insurance reserves totaled $3.4 million and $3.3 million, respectively. We record self-insurance reserves as a component of selling, general and administrative expenses in our Consolidated Statements of Income. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll, supplies and rent, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $42.9 million, $42.1 million and $41.6 million in fiscal years 2016, 2015 and 2014, respectively.

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on a fair value based method. Stock-based awards may include stock options, stock appreciation rights, and restricted stock awards under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. This discount represents the difference between the market price and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

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

	Fiscal Year Ended
	January 28, 2017			January 30, 2016			January 31, 2015
	(In thousands except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$23,517			$28,767			$25,527
Amount allocated to participating securities	(487)			(566)			(461)
Net income available for basic common shares and basic earnings per share	$23,030	18,017	$1.28	$28,201	19,417	$1.45	$25,066	19,777	$1.27

Diluted Earnings per Share:
Net income	$23,517			$28,767			$25,527
Amount allocated to participating securities	(487)			(566)			(461)
Adjustment for dilutive potential common shares	0	5		0	10		0	14
Net income available for diluted common shares and diluted earnings per share	$23,030	18,022	$1.28	$28,201	19,427	$1.45	$25,066	19,791	$1.27

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, which makes the guidance effective for us at the beginning of fiscal 2018, including interim periods within that fiscal year. Upon adoption, we will apply the provisions of the guidance either on a retrospective or modified retrospective basis. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance does not apply to inventory currently measured using the last-in-first-out or the retail inventory valuation methods. The guidance will be effective at the

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

beginning of fiscal 2017, including interim periods within that fiscal year, and will be applied on a prospective basis. We do not believe the guidance will have a material impact on our consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued guidance which simplifies the classification of deferred taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. We early adopted this guidance in the third quarter of fiscal 2016 and are applying this change prospectively. Prior consolidated balance sheets have not been retrospectively adjusted. The adoption resulted in a $2.7 million reclassification of net deferred tax assets from current to noncurrent on our consolidated balance sheet as of October 29, 2016. The adoption did not have a material impact on our results of consolidated operations and cash flows.

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. The guidance will be effective at the beginning of fiscal 2019, including interim periods within that fiscal year, and will be applied on a modified retrospective basis. We are evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows. However, we expect that the adoption of the guidance will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet.

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. The guidance will be effective at the beginning of fiscal 2017, including interim periods within that fiscal year, and can be applied either prospectively, retrospectively or using a modified retrospective transition method. We are still evaluating the effect of the guidance, but the adoption may create volatility in our effective tax rate. Upon adoption, all tax-related cash flows resulting from share-based payments will be reported as operating activities on the statements of cash flows, a change from the current presentation of presenting tax benefits as an inflow from financing activities and an outflow from operating activities.

In November 2016, the FASB issued guidance for restricted cash classification and presentation of the statement of cash flows requiring cash to be included within cash and cash equivalents on the statement of cash flows. The guidance will be effective at the beginning of fiscal 2018, including interim periods within that fiscal year, and will be applied on a retrospective basis. We are evaluating the impact of this guidance on our consolidated statement of cash flows.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table presents assets that are measured at fair value on a recurring basis at January 28, 2017 and January 30, 2016. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 28, 2017:
Cash equivalents – money market account	$114	$0	$0	$114

As of January 30, 2016:
Cash equivalents– money market account	$5,386	$0	$0	$5,386

The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable. If the expected undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store assets using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

During the fifty-two weeks ended January 28, 2017, we recorded an impairment charge of $4.5 million on long-lived assets held and used, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $4.7 million. During the fifty-two weeks ended January 30, 2016, we recorded an impairment charge of $1.0 million on long-lived assets held and used, which was included in earnings for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.0 million.

Note 4 – Property and Equipment-Net

The following is a summary of property and equipment:

(In thousands)	January 28, 2017	January 30, 2016

Furniture, fixtures and equipment	$154,391	$149,341
Leasehold improvements	110,787	104,220
Total	265,178	253,561
Less accumulated depreciation and amortization	(168,962)	(150,175)
Property and equipment – net	$96,216	$103,386

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 5 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	January 28, 2017	January 30, 2016

Employee compensation and benefits	$4,829	$6,075
Self-insurance reserves	3,411	3,305
Gift cards	2,355	2,211
Sales and use tax	1,362	1,902
Other	6,531	2,355
Total accrued and other liabilities	$18,488	$15,848

Note 6 – Long-Term Debt

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiate certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) cash dividends for a fiscal year will not exceed $10 million; and, (4) Distributions in the form of redemptions of Equity Interests can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of January 28, 2017, there were $1.0 million in letters of credit outstanding and $49.0 million available to us for borrowing under the Credit Agreement.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1.0% with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. The Credit Agreement expires on March 27, 2022.

Note 7 – Leases

We lease all of our retail locations and certain equipment under operating leases expiring at various dates through fiscal 2031. Various lease agreements require scheduled rent increases over the initial lease term. Rent expense for such leases is recognized on a straight-line basis over the initial lease term beginning the earlier of the start date of the lease or when we take possession of the property. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as accrued rent. All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

There were no assignments of operating leases to third parties in fiscal 2016. We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for any future obligations that should arise in connection with these locations.

Rental expense for our operating leases consisted of:

(In thousands)	2016	2015	2014

Rentals for real property	$65,900	$64,244	$62,727
Contingent rent	92	83	59
Equipment rentals	62	59	66
Total	$66,054	$64,386	$62,852

Future minimum lease payments at January 28, 2017 were as follows:

(In thousands)	Operating Leases

2017	$69,772
2018	61,041
2019	56,130
2020	47,483
2021	45,485
Thereafter to 2031	93,107
Total	$373,018

Note 8 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2016	2015	2014

Current:
Federal	$13,366	$18,366	$14,575
State	1,997	2,267	1,800
Puerto Rico	250	249	350
Total current	15,613	20,882	16,725

Deferred:
Federal	(153)	(3,000)	(1,229)
State	(1,228)	(145)	(115)
Puerto Rico	(1,494)	(318)	(1,149)
Total deferred	(2,875)	(3,463)	(2,493)
Valuation allowance	1,494	318	1,943
Total provision	$14,232	$17,737	$16,175

We realized a tax benefit of $2,900, $120,000 and $68,000 in fiscal years 2016, 2015 and 2014, respectively, as a result of the exercise of stock options and the vesting of restricted stock, which is recorded in shareholders’ equity.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2016	2015	2014

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.1	2.7	3.1
Puerto Rico	0.2	0.3	0.2
Valuation allowance	4.0	0.7	4.7
Tax benefit of foreign losses	(3.6)	(0.6)	(4.3)
	0.0	0.0	0.1
Effective income tax rate	37.7%	38.1%	38.8%

We recorded $224,000, $327,000 and $300,000 in federal employment related tax credits in fiscal 2016, 2015 and 2014, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 28, 2017	January 30, 2016
Deferred tax assets:
Accrued rent	$4,333	$4,321
Accrued compensation	8,552	6,911
Accrued employee benefits	555	532
Inventory	1,125	737
Self-insurance reserves	758	641
Lease incentives	11,996	12,522
Net operating loss carry forward	3,719	2,261
Other	638	411
Total deferred tax assets	31,676	28,336
Valuation allowance	(3,717)	(2,261)
Total deferred tax assets – net of valuation allowance	27,959	26,075

Deferred tax liabilities:
Property and equipment	17,256	16,671
Capitalized costs	1,103	1,153
Other	0	32
Total deferred tax liabilities	18,359	17,856
Net deferred tax asset	9,600	8,219
Less current deferred income tax benefit	0	(1,061)
Long-term deferred income taxes	$9,600	$7,158

At the end of fiscal 2016, we estimated foreign net operating loss carry forwards of $9.8 million, which expire between fiscal 2023 and fiscal 2026. At January 28, 2017, we had a valuation allowance of $3.7 million against these net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our unrecognized tax liabilities relate to tax years encompassing our fiscal years 1999 through 2016 for the tax years that remain subject to examination by major tax jurisdictions as of January 28, 2017. At January 28, 2017, January 30, 2016 and January 31, 2015, there were no unrecognized tax liabilities or related accrued penalties or interest in Other liabilities on the Consolidated Balance Sheets.

Note 9 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $695,000, $656,000, and $639,000 in fiscal years 2016, 2015, and 2014, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $15,000, $10,000 and $12,000 in fiscal years 2016, 2015 and 2014, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in the common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 10,000, 10,000 and 11,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $223,000, $236,000 and $209,000 for fiscal years 2016, 2015 and 2014, respectively. At January 28, 2017, there were 94,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2016	2015	2014

Stock-based compensation expense before the recognized income tax benefit (1)	$39	$41	$37
Income tax benefit	$15	$16	$14

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $1.5 million for fiscal 2016 and $856,000 for fiscal 2014. Compensation income for our match and earnings on the deferred amounts was $6,000 for fiscal 2015. The total deferred compensation liability at January 28, 2017 and January 30, 2016 was $10.5 million and $9.6 million, respectively.

Note 10 – Stock Based Compensation

Compensation Plan Summaries

The 2000 Stock Option and Incentive Plan (the “2000 Plan”) was approved by our Board of Directors and shareholders effective June 8, 2000.  On June 14, 2012, the 2000 Plan was amended to increase the number of shares reserved for issuance from 3,000,000 to 3,900,000 (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock).  The 2000 Plan was also amended to revise the provision governing the payment of dividends on shares of restricted stock.  No further awards may be made under the 2000 Plan after the later of ten years from date of adoption, or ten years from the approval of any amendment. At January 28, 2017, there were 380,000 shares of unissued common stock reserved for future grants under the 2000 Plan.

Stock options currently outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  Restricted stock awards issued to employees under the 2000 Plan are classified as either performance-based or service-based.  Performance-based restricted stock awards historically were granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. In fiscal 2016, we granted performance-based restricted stock awards that vest on March 31, 2019 if we achieve a specified level of annual earnings per diluted share in any of fiscal 2016, 2017 or 2018. Should the annual earnings per diluted share criteria not be met in any of three fiscal years, the restricted stock awards will be forfeited on March 31, 2019.  Service-based restricted stock awards typically are granted under one of four vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to date of grant; (c) the full award would vest at the end of a 2-year service period subsequent to date of grant; or (d) for our Directors, all restricted stock awards are issued to vest on January 2nd. of the year following the year of the grant. Awards that contain both performance and service based conditions require that the performance target is met during the required service period. Non-vested performance-based restricted stock granted before June 14, 2012, and all shares of non-vested service-based restricted stock provide non-forfeitable rights to all dividends declared by the Company. Dividends on non-vested performance-based restricted stock granted after June 14, 2012, are subject to deferral until such times as the shares vest and are released.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes the stock option transactions pursuant to the stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 30, 2016	7,000	$7.63
Granted	0
Forfeited or expired	0
Exercised	0	0.00
Outstanding and exercisable at January 28, 2017	7,000	$7.63	0.98	$124

The following table summarizes information regarding options exercised:

(In thousands)	2016	2015	2014

Total intrinsic value (1)	$0	$229	$146
Total cash received	$0	$155	$77
Associated excess income tax benefits recorded	$0	$57	$43

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Restricted Stock Awards

The following table summarizes the restricted share transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 30, 2016	829,492	$22.13
Granted	225,003	24.98
Vested	(54,657)	25.38
Forfeited	(34,980)	21.55
Restricted stock at January 28, 2017	964,858	$22.63

The total fair value at grant date of restricted stock awards that vested during fiscal 2016, 2015 and 2014 was $1.4 million, $478,000 and $351,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2015 and fiscal 2014 was $24.43 and $25.50, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	2016	2015	2014

Stock-based compensation expense before the recognized income tax benefit	$3,507	$3,340	$906
Income tax benefit	$1,322	$1,274	$351

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

As of January 28, 2017, there was approximately $7.4 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights (SARs)

Our outstanding Cash-Settled Stock Appreciation Rights (SARs) were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs will vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26. In accordance with current authoritative guidance, cash-settled SARs are accounted for as liability awards and classified as Other liabilities on the Consolidated Balance Sheets.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2016	147,550	$24.26
Granted	0	24.26
Forfeited	(6,500)	24.26
Exercised	(29,750)	24.26
Outstanding at January 28, 2017	111,300	$24.26	3.1

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense is recognized over the vesting period, or immediately for vested awards.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	January 28, 2017	January 30, 2016	January 31, 2015
Risk free interest rate yield curve	0.49% - 1.94%	0.22% - 1.33%	0.01% - 1.18%
Expected dividend yield	1.1%	1.0%	1.0%
Expected volatility	35.51%	36.05%	37.82%
Maximum life	3.1 Years	4.1 Years	2.0 Years
Exercise multiple	1.34	1.34	1.31
Maximum payout	$10.00	$10.00	$6.67
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2016, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	2016	2015	2014

Stock-based compensation expense before the recognized income tax benefit	$276	$321	$121
Income tax benefit	$104	$123	$47

As of January 28, 2017, approximately $110,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.7 years.

Note 11 – Business Risk

We purchase merchandise from approximately 170 footwear vendors. In fiscal 2016, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 45% of our net sales. Nike, Inc. accounted for approximately 33% of our net sales and Skechers USA, Inc. accounted for approximately 12%. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2016 and 2015 include results for 13 weeks.

(In thousands, except per share data)

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$260,470	$231,907	$274,524	$234,201
Gross profit	75,556	67,230	82,010	64,439
Operating income (loss)	17,285	6,660	15,452	(1,485)
Net income (loss)	10,661	4,104	9,672	(920)
Net income (loss) per share – Basic (1)	$0.56	$0.22	$0.54	$(0.05)
Net income (loss) per share – Diluted (1)	$0.56	$0.22	$0.54	$(0.05)

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$252,767	$227,822	$269,713	$233,666
Gross profit	74,689	66,274	81,317	68,236
Operating income	17,030	7,877	15,173	6,553
Net income	10,396	4,817	9,386	4,168
Net income per share – Basic (1)	$0.52	$0.24	$0.47	$0.21
Net income per share – Diluted (1)	$0.52	$0.24	$0.47	$0.21

(1)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

Note 14 – Subsequent Events

On March 22, 2017, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2017.  The quarterly cash dividend of $0.07 per share will be paid on April 24, 2017 to shareholders of record as of the close of business on April 10, 2017.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On March 27, 2017, we entered into a second amendment of our Credit Agreement to extend the expiration date by five years and renegotiate certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory. The details of the amended Credit Agreement are contained in Note 6 – “Long –Term Debt.”

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 31, 2015	$131	$104,511	$104,495	$147
Year ended January 30, 2016	$147	$105,258	$105,227	$178
Year ended January 28, 2017	$178	$102,826	$102,802	$202

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of
January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 28, 2017.

The Company’s internal control over financial reporting as of January 28, 2017 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
January 28, 2017, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shoe Carnival, Inc.

Evansville, Indiana

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2017, of the Company and our report dated March 29, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 29, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	1	Financial Statements:
		The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets at January 28, 2017 and January 30, 2016
		Consolidated Statements of Income for the years ended January 28, 2017, January 30, 2016, and January 31, 2015.
		Consolidated Statements of Shareholders’ Equity for the years ended January 28, 2017, January 30, 2016, and January 31, 2015
		Consolidated Statements of Cash Flows for the years ended January 28, 2017, January 30, 2016, and January 31, 2015
		Notes to Consolidated Financial Statements
2.	2	Financial Statement Schedule:
		The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this report.
		Schedule II Valuation and Qualifying Accounts
3.	3	Exhibits:
		A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 29, 2017	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 29, 2017
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer and Director	March 29, 2017
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 29, 2017
James A. Aschleman

/s/ Jeffrey C. Gerstel	Director	March 29, 2017
Jeffrey C. Gerstel

/s/ Andrea R. Guthrie	Director	March 29, 2017
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	March 29, 2017
Kent A. Kleeberger

/s/ Joseph W. Wood	Director	March 29, 2017
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	March 29, 2017
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013
4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010+
4-B	First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013
4-C	Second Amendment to Credit Agreement dated as of March 27, 2017, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent				X
10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006+
10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006+
10-C*	Summary Compensation Sheet				X
10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993
10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997+
10-F*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011+
10-G*	2016 Executive Incentive Compensation Plan	8-K	10.1	6/17/2016
10-H*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	6/10/2015
10-I*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004+
10-J*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004+
10-K*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005+

INDEX TO EXHIBITS - Continued

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
					X
10-L*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012
10-M*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	6/13/13
10-N*	Form of Award Agreement for time-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	3/21/2016
10-O*	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K/A	10.2	4/25/2016
10-P*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008+
10-Q*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008+
10-R*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008+
10-S*	Employment and Noncompetition Agreement dated April 7, 2011, between Registrant and Kathy A. Yearwood	10-K	10-X	4/14/2011+
10-T*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	4/15/2013
10-U*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	4/10/2014
21	A list of subsidiaries of Shoe Carnival, Inc.				X
23	Written consent of Deloitte & Touche LLP				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X
* +	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K. SEC File No. 000-21360.