Form 10-Q
period 2017-04-29
SHOE CARNIVAL INC
filed 2017-05-31
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, $.01 par value, outstanding at May 26, 2017 was 17,257,830.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except per share data)	April 29, 2017	January 28, 2017	April 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$25,261	$62,944	$65,998
Accounts receivable	1,878	4,424	1,657
Merchandise inventories	309,601	279,646	303,011
Deferred income taxes	0	0	1,411
Other	6,711	4,737	7,550
Total Current Assets	343,451	351,751	379,627
Property and equipment – net	97,323	96,216	102,636
Deferred income taxes	9,769	9,600	8,078
Other noncurrent assets	812	911	617
Total Assets	$451,355	$458,478	$490,958

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$70,572	$67,808	$69,119
Accrued and other liabilities	21,855	18,488	20,688
Total Current Liabilities	92,427	86,296	89,807
Deferred lease incentives	29,625	30,751	31,106
Accrued rent	11,211	11,255	11,301
Deferred compensation	10,597	10,465	10,159
Other	888	829	715
Total Liabilities	144,748	139,596	143,088

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,555,779 shares, 20,569,198 shares and 20,604,178 shares issued, respectively	206	206	206
Additional paid-in capital	60,877	65,272	62,540
Retained earnings	319,856	312,641	303,682
Treasury stock, at cost, 3,081,541 shares, 2,433,925 shares and 821,178 shares, respectively	(74,332)	(59,237)	(18,558)
Total Shareholders’ Equity	306,607	318,882	347,870
Total Liabilities and Shareholders’ Equity	$451,355	$458,478	$490,958

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016

Net sales	$253,389	$260,470

Cost of sales (including buying, distribution and occupancy costs)	181,233	184,914

Gross profit	72,156	75,556
Selling, general and administrative expenses	58,929	58,271

Operating income	13,227	17,285
Interest income	(1)	(3)
Interest expense	42	43

Income before income taxes	13,186	17,245
Income tax expense	4,955	6,584

Net income	$8,231	$10,661

Net income per share:
Basic	$0.48	$0.56
Diluted	$0.48	$0.56

Weighted average shares:
Basic	16,814	18,775
Diluted	16,818	18,780

Cash dividends declared per share	$0.07	$0.065

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2017	20,569	(2,434)	$206	$65,272	$312,641	$(59,237)	$318,882
Adoption of Accounting Standards Update No. 2016-09				(188)	188		0
Dividends declared ($0.07 per share)					(1,204)		(1,204)
Stock option exercises		4		(58)		84	26
Employee stock purchase plan purchases		3		(11)		74	63
Restricted stock awards	(13)	123		(4,160)		4,160	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(262)	(262)
Purchase of common stock for treasury		(767)				(19,151)	(19,151)
Stock-based compensation expense				22			22
Net income					8,231		8,231
Balance at April 29, 2017	20,556	(3,082)	$206	$60,877	$319,856	$(74,332)	$306,607

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016

Cash Flows From Operating Activities
Net income	$8,231	$10,661
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	5,835	5,853
Stock-based compensation	46	635
Loss on retirement and impairment of assets	741	47
Deferred income taxes	(169)	(1,270)
Lease incentives	467	263
Other	(1,572)	(676)
Changes in operating assets and liabilities:
Accounts receivable	2,545	474
Merchandise inventories	(29,955)	(10,133)
Accounts payable and accrued liabilities	1,144	(5,761)
Other	2,974	4,307
Net cash (used in) provided by operating activities	(9,713)	4,400

Cash Flows From Investing Activities
Purchases of property and equipment	(7,477)	(4,161)
Net cash used in investing activities	(7,477)	(4,161)

Cash Flows From Financing Activities
Proceeds from issuance of stock	89	72
Dividends paid	(1,169)	(1,247)
Purchase of common stock for treasury	(19,151)	(1,596)
Shares surrendered by employees to pay taxes on restricted stock	(262)	(284)
Net cash used in financing activities	(20,493)	(3,055)
Net decrease in cash and cash equivalents	(37,683)	(2,816)
Cash and cash equivalents at beginning of period	62,944	68,814
Cash and cash equivalents at end of period	$25,261	$65,998

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$43	$42
Cash paid during period for income taxes	$275	$289
Capital expenditures incurred but not yet paid	$373	$1,665

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 29, 2017			April 30, 2016
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$8,231			$10,661
Amount allocated to participating securities	(107)			(213)
Net income available for basic common shares and basic earnings per share	$8,124	16,814	$0.48	$10,448	18,775	$0.56

Diluted Earnings per Share:
Net income	$8,231			$10,661
Amount allocated to participating securities	(107)			(213)
Adjustment for dilutive potential common shares	0	4		0	5
Net income available for diluted common shares and diluted earnings per share	$8,124	16,818	$0.48	$10,488	18,780	$0.56

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

In July 2015, the FASB issued guidance on simplifying the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The new guidance does not apply to inventory measured using the last-in-first-out or the retail inventory valuation methods. We adopted the provisions of this guidance on January 29, 2017. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. We adopted the provisions of this guidance on January 29, 2017. As a result of this adoption, all tax-related cash flows resulting from share-based payments in fiscal 2017 are presented as operating activities on the statements of cash flows, as we elected to adopt this portion of the guidance on a prospective basis. Additionally, we made an accounting policy election to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. As a result of this election, we recorded a cumulative-effect benefit of $188,000 to retained earnings as of the date of adoption.

In November 2016, the FASB issued guidance for restricted cash classification and presentation on the statement of cash flows, requiring restricted cash to be included within cash and cash equivalents on the statement of cash flows. The guidance will be effective at the beginning of fiscal 2018, including interim periods within that fiscal year, and will be applied on a retrospective basis. We do not believe the guidance will have a material impact on our condensed consolidated statement of cash flows.

Note 4 - Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at April 29, 2017,
January 28, 2017 and April 30, 2016. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of April 29, 2017:
Cash equivalents – money market account	$114	$0	$0	$114

As of January 28, 2017:
Cash equivalents– money market account	$114	$0	$0	$114

As of April 30, 2016:
Cash equivalents – money market account	$5,388	$0	$0	$5,388

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

During the thirteen weeks ended April 29, 2017, we recorded an impairment charge of $646,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $662,000. There were no impairments of long-lived assets recorded during the thirteen weeks ended April 30, 2016.

Note 5 - Stock-Based Compensation

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $4,000 and $13,000 before the income tax benefit of $5,000 for the thirteen weeks ended April 29, 2017, and April 30, 2016, respectively.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011; therefore no unrecognized compensation expense remains.

The following table summarizes the stock option transactions pursuant to our 2000 Stock Option and Incentive Plan (the “2000 Plan”):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	7,000	$7.63
Granted	0
Forfeited or expired	0
Exercised	(3,500)	7.63
Outstanding and exercisable at April 29, 2017	3,500	$7.63	0.73	$62

The following table summarizes information regarding options exercised:

(In thousands)	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016

Total intrinsic value (1)	$57	$0
Total cash received	$26	$0
(1) Defined as the difference between the market value at exercise and the grant price of stock options exercised.

The following section summarizes the restricted stock transactions pursuant to the 2000 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 28, 2017	964,858	$22.63
Granted	258,120	24.37
Vested	(28,940)	24.32
Forfeited or expired	(145,419)	17.45
Restricted stock at April 29, 2017	1,048,619	$23.73

The weighted-average grant date fair value of stock awards granted during the thirteen week periods ended April 29, 2017 and April 30, 2016 was $24.37 and $24.94, respectively. The total fair value at grant date of restricted stock awards that vested during the first three months of fiscal 2017 was $704,000. The total fair value at grant date of restricted stock awards that vested during the first three months of fiscal 2016 was $777,000. Of the 145,419 shares of restricted stock that were forfeited or that expired in the first quarter of fiscal 2017, 135,000 shares were restricted stock awards that expired unvested, as the performance measures were not achieved. These awards represented the three tiers of the restricted stock awards granted on March 15, 2011.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Stock-based compensation expense before the recognized income tax benefit	$11	$489
Income tax benefit	$4	$187

The $11,000 of expense recognized in the first three months of fiscal 2017 was comprised of compensation expense of $927,000, partially offset by income of $916,000. The income was attributable to the reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as being no longer probable to vest prior to their expiration.

As of April 29, 2017, approximately $7.1 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2017	111,300	$24.26
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at April 29, 2017	111,300	$24.26	2.9
Exercisable at April 29, 2017	64,741	$24.26	2.9

SARs were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs will vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our common stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26.

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of April 29, 2017 and April 30, 2016 was $4.50 and $4.57, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	April 29, 2017	April 30, 2016
Risk free interest rate yield curve	0.68% - 1.81%	0.16% - 1.28%
Expected dividend yield	1.1%	1.0%
Expected volatility	34.61%	36.13%
Maximum life	2.9 Years	3.9 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our historical quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our common stock. The exercise multiple and employee exit rate were based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Stock-based compensation expense before the recognized income tax benefit	$24	$140
Income tax benefit	$9	$53

As of April 29, 2017, approximately $71,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.9 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our growth strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our growth plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in, and continued favorable trade relations with China, and other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, as filed with the SEC.

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

In addition to footwear, our stores carry complementary accessories such as socks, belts, shoe care items, handbags, sport bags, backpacks, jewelry, scarves and wallets. Our e-commerce site also carries certain accessories such as handbags, sport bags and backpacks.

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results.  These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, insurance reserves and income taxes and are discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

There have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%

April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%

Comparable store sales for the periods indicated include stores that have been open for 13 full months after such store’s grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

 The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Net sales	100%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	71.5	71.0
Gross profit	28.5	29.0
Selling, general and administrative expenses	23.3	22.4
Operating income	5.2	6.6
Interest (income) expense, net	0.0	0.0
Income before income taxes	5.2	6.6
Income tax expense	2.0	2.5
Net income	3.2%	4.1%

Executive Summary for First Quarter Ended April 29, 2017

We experienced a slow start to fiscal 2017, which we believe was attributable to a delay in processing tax refunds in February and the ongoing impact of a challenging retail environment. Our results improved as the quarter progressed, and comparable store sales for March and April combined, which included the shift in the Easter selling season, were up low single digits. Faced with an uncertain retail environment, we remain focused on effectively managing inventory and maintaining tight controls over our cost structure in fiscal 2017. Highlights for the first quarter of fiscal 2017 are as follows:

•	Net sales decreased $7.1 million, or 2.7%, in the first quarter of fiscal 2017 compared to the same period last year, primarily as a result of a 3.9% decline in comparable store sales. Store traffic declined mid-single digits and our conversion rate remained flat. We did, however, experience increases in average sales per transaction, average units per transaction and average unit retail during the quarter.
•	Our gross profit margin decreased to 28.5% in the first quarter of fiscal 2017 from 29.0% in the prior year. Our merchandise margin increased 0.3%, but buying, distribution and occupancy costs, as a percentage of sales, increased 0.8%, primarily due to the deleveraging effect of lower sales on occupancy costs.

•	We repurchased 767,000 shares of our common stock during the quarter at a total cost of $19.2 million under our share repurchase program and ended the quarter with $25.3 million in cash and cash equivalents. We ended the quarter with no interest bearing debt.
•	We opened seven stores and closed five stores during the first quarter of fiscal 2017, ending the quarter with 417 stores.

Results of Operations for the First Quarter Ended April 29, 2017

Net Sales

Net sales decreased $7.1 million to $253.4 million during the first quarter of fiscal 2017, a 2.7% decrease over the prior year’s first quarter net sales of $260.5 million. Of this decrease in net sales, $9.9 million was attributable to the 3.9% decrease in comparable store sales and $3.3 million was attributable to the loss of sales from the 14 stores closed since the beginning of fiscal 2016. These decreases were partially offset by $6.1 million of sales generated by the 26 new stores opened since the beginning of fiscal 2016.

Gross Profit

Gross profit decreased to $72.2 million during the first quarter of fiscal 2017, compared to gross profit of $75.6 million for the first quarter of fiscal 2016, primarily due to the decrease in net sales. Our gross profit margin decreased to 28.5% compared to 29.0% in the first quarter of fiscal 2016. Our merchandise margin increased 0.3%, but buying, distribution and occupancy costs, as a percentage of sales, increased 0.8%, primarily due to the deleveraging effect of lower sales on occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $658,000 in the first quarter of fiscal 2017 to $58.9 million compared to $58.3 million in the first quarter of fiscal 2016. As a percentage of sales, these expenses increased to 23.3% in the first quarter of fiscal 2017 from 22.4% in the first quarter of fiscal 2016. The overall increase in selling, general and administrative expenses during the first quarter of fiscal 2017 compared to the prior year period was primarily driven by a $646,000 increase in impairments of long-lived assets and a $757,000 increase in employee health care expense, partially offset by a $231,000 decrease in advertising costs and a $589,000 decrease in stock-based compensation expense.

Pre-opening costs included in selling, general and administrative expenses were $283,000 in the first quarter of fiscal 2017 compared to $110,000 in the first quarter last year. We opened seven new stores in the first quarter of fiscal 2017 compared to three new stores in the first quarter of fiscal 2016. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $1.1 million, or 0.4% as a percentage of sales, in the first quarter of fiscal 2017. Store closing costs were $223,000, or 0.1% as a percentage of sales, in the first quarter last year. Five stores were closed in the first quarter of fiscal 2017 compared to four stores in the first quarter of fiscal 2016. Included in store closing costs in the first quarter of fiscal 2017 were impairments of long-lived assets of $646,000. There were no impairments of long-lived assets recorded during the first quarter of fiscal 2016.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2017 was 37.6% as compared to 38.2% for the same time period in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from operations and availability under our credit facility. We believe these resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, store growth initiatives, potential dividend payments, potential share repurchases under our share repurchase program, the financing of capital projects, including investments in new systems, and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash used in operating activities was $9.7 million in the first three months of fiscal 2017 compared to cash provided by operating activities of $4.4 million in the first three months of fiscal 2016. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year decrease in operating cash flow was primarily driven by an increase in merchandise inventories, partially offset by the timing of payments for accounts payable and accrued liabilities.

Working capital decreased to $251.0 million at April 29, 2017 from $289.8 million at April 30, 2016, primarily due to the decrease in cash and cash equivalents, partially offset by an increase in merchandise inventory compared to the first quarter of the prior year. The current ratio was 3.7 as of April 29, 2017, compared to 4.2 at April 30, 2016.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2017, we expended $7.5 million for the purchase of property and equipment, of which $4.5 million was for new stores, remodeling and relocations. During the first quarter of fiscal 2016, we expended $4.2 million for the purchase of property and equipment, of which $2.7 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced share repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises and purchases under our Employee Stock Purchase Plan.

During the first three months of fiscal 2017, net cash used in financing activities was $20.5 million compared to net cash used in financing activities of $3.1 million in the first three months of fiscal 2016. The increase in cash used in financing activities between the two respective periods was primarily attributable to the $19.2 million of common stock repurchased under our share repurchase program during the first three months of fiscal 2017, compared to the $1.6 million repurchased in the first three months of fiscal 2016.

Capital Expenditures

Capital expenditures for fiscal 2017, including actual expenditures during the first three months, are expected to be between $21 million and $22 million, with approximately $16 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2017, including actual amounts received during the first three months, are expected to be approximately $4 to $5 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

In fiscal 2017, we anticipate opening 19 new stores. We opened seven stores in the first quarter of fiscal 2017. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $1.4 million for fiscal 2017, or an average of $72,000 per store. During fiscal 2016, we opened 19 new stores and expended $1.6 million on pre-opening expenses, or an average of $85,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We anticipate closing eighteen to twenty stores in fiscal 2017. We closed five stores during the first quarter of fiscal 2017. Four stores were closed during the first quarter of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our real estate strategy based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On March 22, 2017, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The dividend of $0.07 per share was paid on April 24, 2017 to shareholders of record as of the close of business on April 10, 2017.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement (described below) permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10.0 million.

Credit Facility

On March 27, 2017, we entered into a second amendment of our current unsecured credit agreement (as amended, the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022, and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of our common stock may be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of April 29, 2017. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate (as defined in the Credit Agreement) plus 1%, with the prime rate defined as the greater of (a) the Federal Funds rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at April 29, 2017. As of April 29, 2017, $48.8 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2017. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2017, and in accordance with applicable laws, rules and regulations. On January 27, 2017, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan was to expire on May 26, 2017, but we terminated the plan on May 17, 2017 to ensure we remained in compliance with the covenant in our Credit Agreement regarding redemptions of our common stock described above. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the first quarter of fiscal 2017, we repurchased 766,700 shares of common stock at a total cost of $19.2 million under the new share repurchase program. As of April 29, 2017, approximately 1.1 million shares at an aggregate cost of $26.3 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at April 29, 2017 was $23.7 million. From April 30, 2017 through May 31, 2017, we repurchased approximately 221,100 shares under our share repurchase program at an aggregate cost of $5.0 million. As a result, as of May 31, 2017, the amount that remained available under our share repurchase program was approximately $18.7 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2017 or fiscal 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 29, 2017, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs (2)

January 29, 2017 to February 25, 2017	87,127	$25.49	87,127	$40,613,000
February 26, 2017 to April 1, 2017	520,248	$25.06	510,073	$27,827,000
April 2, 2017 to April 29, 2017	169,867	$24.44	169,500	$23,683,000
	777,242		766,700

(1)	Total number of shares purchased includes 10,542 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

(2)	On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2017 and expiring on December 31, 2017.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

4-A	Second Amendment to Credit Agreement dated as of March 27, 2017, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-C	03/29/2017

10-A	Form of 2017 Award Agreement for service-based restricted stock granted to executive officers under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan, as amended	8-K	10.1	04/24/2017

EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-B	Form of 2017 Award Agreement for restricted stock with both performance-based and service-based restrictions granted to executive officers under the Shoe Carnival, Inc. 2000 Stock Option and Incentive Plan, as amended	8-K	10.2	04/24/2017

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.	X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: May 31, 2017	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)