Form 10-Q
period 2017-07-29
SHOE CARNIVAL INC
filed 2017-08-31
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2017
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

Number of Shares of Common Stock, $.01 par value, outstanding at August 25, 2017 was 17,019,769.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	July 29, 2017	January 28, 2017	July 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$18,531	$62,944	$41,549
Accounts receivable	2,798	4,424	3,185
Merchandise inventories	357,467	279,646	351,220
Deferred income taxes	0	0	2,680
Other	7,029	4,737	7,991
Total Current Assets	385,825	351,751	406,625
Property and equipment - net	96,046	96,216	103,363
Deferred income taxes	10,072	9,600	7,045
Other noncurrent assets	869	911	1,053
Total Assets	$492,812	$458,478	$518,086

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$93,829	$67,808	$116,989
Accrued and other liabilities	20,367	18,488	19,759
Total Current Liabilities	114,196	86,296	136,748
Long-term debt	26,700	0	0
Deferred lease incentives	28,909	30,751	30,634
Accrued rent	10,977	11,255	11,407
Deferred compensation	11,141	10,465	10,022
Other	686	829	811
Total Liabilities	192,609	139,596	189,622

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,552,245 shares, 20,569,198 shares and 20,599,601 shares issued, respectively	206	206	206
Additional paid-in capital	61,638	65,272	63,753
Retained earnings	322,473	312,641	306,458
Treasury stock, at cost, 3,533,262 shares, 2,433,925 shares and 1,777,305 shares, respectively	(84,114)	(59,237)	(41,953)
Total Shareholders’ Equity	300,203	318,882	328,464
Total Liabilities and Shareholders’ Equity	$492,812	$458,478	$518,086

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 29, 2017	Thirteen Weeks Ended July 30, 2016	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016

Net sales	$235,064	$231,907	$488,453	$492,377
Cost of sales (including buying, distribution and occupancy costs)	166,837	164,677	348,070	349,591
Gross profit	68,227	67,230	140,383	142,786

Selling, general and administrative expenses	61,803	60,570	120,732	118,841

Operating income	6,424	6,660	19,651	23,945
Interest income	(1)	(2)	(2)	(5)
Interest expense	149	41	191	84

Income before income taxes	6,276	6,621	19,462	23,866
Income tax expense	2,380	2,517	7,335	9,101

Net income	$3,896	$4,104	$12,127	$14,765

Net income per share:
Basic	$0.24	$0.22	$0.73	$0.78
Diluted	$0.24	$0.22	$0.73	$0.78

Weighted average shares:
Basic	16,091	18,277	16,453	18,526
Diluted	16,094	18,282	16,457	18,531

Cash dividends declared per share	$0.075	$0.070	$0.145	$0.135

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2017	20,569	(2,434)	$206	$65,272	$312,641	$(59,237)	$318,882
Adoption of Accounting Standards Update No. 2016-09				(188)	188		0
Dividends declared ($0.145 per share)					(2,483)		(2,483)
Stock option exercises		4		(58)		84	26
Employee stock purchase plan purchases		6		(28)		144	116
Restricted stock awards	(17)	138		(4,524)		4,524	0
Shares surrendered by employees to pay taxes on restricted stock		(12)				(286)	(286)
Purchase of common stock for treasury		(1,235)				(29,343)	(29,343)
Stock-based compensation expense				1,164			1,164
Net income					12,127		12,127
Balance at July 29, 2017	20,552	(3,533)	$206	$61,638	$322,473	$(84,114)	$300,203

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016

Cash Flows From Operating Activities
Net income	$12,127	$14,765
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,961	11,773
Stock-based compensation	927	2,123
Loss on retirement and impairment of assets	1,705	59
Deferred income taxes	(472)	(1,506)
Lease incentives	1,560	898
Other	(3,140)	(1,973)
Changes in operating assets and liabilities:
Accounts receivable	1,626	(1,054)
Merchandise inventories	(77,821)	(58,341)
Accounts payable and accrued liabilities	27,356	49,229
Other	(2,329)	(3,381)
Net cash (used in) provided by operating activities	(26,500)	12,592

Cash Flows From Investing Activities
Purchases of property and equipment	(12,737)	(11,910)
Net cash used in investing activities	(12,737)	(11,910)

Cash Flows From Financing Activities
Borrowings under line of credit	79,200	0
Payments on line of credit	(52,500)	0
Proceeds from issuance of stock	142	133
Dividends paid	(2,389)	(2,533)
Excess tax benefits from stock-based compensation	0	2
Purchase of common stock for treasury	(29,343)	(25,238)
Shares surrendered by employees to pay taxes on restricted stock	(286)	(311)
Net cash used in financing activities	(5,176)	(27,947)
Net decrease in cash and cash equivalents	(44,413)	(27,265)
Cash and cash equivalents at beginning of period	62,944	68,814
Cash and Cash Equivalents at End of Period	$18,531	$41,549

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$112	$84
Cash paid during period for income taxes	$7,883	$11,482
Capital expenditures incurred but not yet paid	$925	$576

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 29, 2017			July 30, 2016
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$3,896			$4,104
Amount allocated to participating securities	(60)			(87)
Net income available for basic common shares and basic earnings per share	$3,836	16,091	$0.24	$4,017	18,277	$0.22

Diluted Earnings per Share:
Net income	$3,896			$4,104
Amount allocated to participating securities	(60)			(87)
Adjustment for dilutive potential common shares	0	3		0	5
Net income available for diluted common shares and diluted earnings per share	$3,836	16,094	$0.24	$4,017	18,282	$0.22

	Twenty-six Weeks Ended
	July 29, 2017			July 30, 2016
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$12,127			$14,765
Amount allocated to participating securities	(171)			(303)
Net income available for basic common shares and basic earnings per share	$11,956	16,453	$0.73	$14,462	18,526	$0.78

Diluted Earnings per Share:
Net income	$12,127			$14,765
Amount allocated to participating securities	(171)			(303)
Adjustment for dilutive potential common shares	0	4		0	5
Net income available for diluted common shares and diluted earnings per share	$11,956	16,457	$0.73	$14,462	18,531	$0.78

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, which makes the guidance effective for us at the beginning of fiscal 2018, including interim periods within that fiscal year. While we have made progress on our scoping review and assessment phase, we are still evaluating the impact this guidance will have on our financial statements and related disclosures, and we are continuing to evaluate the method of adoption we will use when we transition to this guidance. At this time the key areas of focus include timing of recognizing revenue for our multi-channel business, recognition of breakage revenue for unredeemed gift cards, our customer loyalty program, and presentation of customer related return reserves on the balance sheet.

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

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. The guidance will be effective at the beginning of fiscal 2018, including interim periods within that fiscal year, and early adoption is permitted. The guidance requires adoption on a prospective basis for share-based payment awards modified on or after the adoption date We do not believe the guidance will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Note 4 - Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at July 29, 2017,
January 28, 2017 and July 30, 2016. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 29, 2017:
Cash equivalents – money market account	$0	$0	$0	$0

As of January 28, 2017:
Cash equivalents– money market account	$114	$0	$0	$114

As of July 30, 2016:
Cash equivalents – money market account	$114	$0	$0	$114

The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. In addition, we believe that our credit facility obligation, which is recorded at historical cost and is classified as long-term debt on our condensed consolidated balance sheet as of July 29, 2017, approximates fair value as the interest rate is adjusted based on current market rates.

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

During the thirteen weeks ended July 29, 2017, we recorded an impairment charge of $916,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $286,000. During the twenty-six weeks ended July 29, 2017, we recorded an impairment charge of $1.6 million on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.3 million. There were no impairments of long-lived assets recorded during the thirteen or twenty-six weeks ended July 30, 2016.

Note 5 - Stock-Based Compensation

At our 2017 annual meeting of shareholders held on June 13, 2017, our shareholders approved a new equity incentive plan, the Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which replaces our 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”). According to the terms of the 2017 Plan, upon approval of the 2017 Plan by our shareholders, no further awards may be made under the 2000 Plan. A maximum of 1,000,000 shares of our common stock are available for issuance and sale under the 2017 Plan. In addition, any shares of our common stock subject to an award granted under the 2017 Plan, or to an award granted under the 2000 Plan that was outstanding on the date our shareholders approved the 2017 Plan, that expires, is cancelled or forfeited, or is settled for cash will, to the extent of such cancellation, forfeiture, expiration or cash settlement, automatically become available for future awards under the 2017 Plan.

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended July 29, 2017, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $20,000 before the income tax benefit of $8,000, respectively. For the thirteen and twenty-six weeks ended July 30, 2016, stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $4,000 and $24,000 before the income tax benefit of $9,000, respectively.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011; therefore no unrecognized compensation expense remains. In the first six months of fiscal 2017 there were 3,500 options exercised and there were 3,500 options outstanding and exercisable as of July 29, 2017.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 28, 2017	964,858	$22.63
Granted	273,398	24.10
Vested	(32,274)	24.24
Forfeited or expired	(151,953)	17.74
Restricted stock at July 29, 2017	1,054,029	$23.67

The weighted-average grant date fair value of stock awards granted during the twenty-six week periods ended July 29, 2017 and July 30, 2016 was $24.10 and $24.94, respectively. The total fair value at grant date of restricted stock awards that vested during the first six months of fiscal 2017 was $782,000. The total fair value at grant date of restricted stock awards that vested during the first six months of fiscal 2016 was $854,000. Of the 151,953 shares of restricted stock that were forfeited or that expired in the first six months of fiscal 2017, 135,000 shares were restricted stock awards that expired unvested in the first quarter of fiscal 2017, as the performance measures were not achieved. These awards represented the three tiers of the restricted stock awards granted on March 15, 2011.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended July 29, 2017	Thirteen Weeks Ended July 30, 2016	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016
Stock-based compensation before the recognized income tax effect	$1,133	$1,414	$1,144	$1,902
Income tax effect	$430	$538	$431	$725

The $1.1 million of expense recognized in the first six months of fiscal 2017 was comprised of compensation expense of $2.1 million, partially offset by income of $916,000. The income was attributable to the reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as no longer probable to vest prior to their expiration.

As of July 29, 2017, approximately $6.2 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2017	111,300	$24.26
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at July 29, 2017	111,300	$24.26	2.6

Exercisable at July 29, 2017	64,741	$24.26	2.6

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

The fair value of these liability awards are re-measured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of July 29, 2017 and July 30, 2016 was $1.97 and $4.86, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	July 29, 2017	July 30, 2016
Risk free interest rate yield curve	1.00% - 1.83%	0.19% - 1.03%
Expected dividend yield	1.6%	1.1%
Expected volatility	35.68%	36.32%
Maximum life	2.6 Years	3.6 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation recognized for SARs:

	Thirteen Weeks Ended July 29, 2017	Thirteen Weeks Ended July 30, 2016	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016
Stock-based compensation before the recognized income tax effect	$(261)	$72	$(237)	$212
Income tax effect	$(99)	$27	$(89)	$81

As of July 29, 2017, approximately $23,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a weighted-average period of approximately 0.7 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in, and continued favorable trade relations with China, and other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
Quarter Ended	Beginning Of Period	Opened	Closed	End of Period	Net Change	End of Period	Comparable Store Sales
April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%
July 29, 2017	417	5	4	418	(12,000)	4,521,000	0.4%

Year-to-date 2017	415	12	9	418	(5,000)	4,521,000	(1.9)%

April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%
July 30, 2016	404	9	0	413	79,000	4,531,000	0.5%

Year-to-date 2016	405	12	4	413	66,000	4,531,000	1.6%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 29, 2017	Thirteen Weeks Ended July 30, 2016	Twenty-six Weeks Ended July 29, 2017	Twenty-six Weeks Ended July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	71.0	71.0	71.3	71.0
Gross profit	29.0	29.0	28.7	29.0
Selling, general and administrative expenses	26.3	26.1	24.7	24.1
Operating income	2.7	2.9	4.0	4.9
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	2.7	2.9	4.0	4.9
Income tax expense	1.0	1.1	1.5	1.9
Net income	1.7%	1.8%	2.5%	3.0%

Executive Summary for Second Quarter Ended July 29, 2017

We had positive momentum early in the second quarter of fiscal 2017 with comparable store sales up low single-digits in May. As the quarter progressed and we started to enter the important back-to-school selling period, comparable store sales flattened as certain markets experienced later back-to-school dates, which shifted sales from the second quarter to the third quarter. As a result, we ended the quarter with a 0.4% increase in comparable store sales. Faced with an uncertain retail environment, we continue to remain focused on effectively managing inventory and maintaining tight controls over our cost structure in fiscal 2017. Highlights for the second quarter of fiscal 2017 are as follows:

•	Net sales increased $3.2 million, or 1.4%, in the second quarter of fiscal 2017 compared to the same period last year. We experienced increases in average sales per transaction, average units per transaction and conversion during the quarter. Store traffic declined mid-single digits and average unit retail was flat compared to the second quarter of fiscal 2016.

•	Our gross profit margin of 29.0% in the second quarter of fiscal 2017 was flat compared to the second quarter of fiscal 2016. Our merchandise margin, along with buying, distribution and occupancy expenses as a percentage of sales, remained flat compared to the second quarter of fiscal 2016.

•	We repurchased 469,000 shares of our common stock during the quarter at a total cost of $10.2 million under our share repurchase program and ended the quarter with $18.5 million in cash and cash equivalents. Borrowings under our credit facility totaled $26.7 million at the end of the second quarter of fiscal 2017. These borrowings were primarily used to fund the purchase of merchandise inventory required to meet peak demand for the back-to-school season. As of the filing date of this Quarterly Report on Form 10-Q, we had no outstanding borrowings under our credit facility.

•	We opened five stores and closed four stores during the second quarter of fiscal 2017, ending the quarter with 418 stores.

Results of Operations for the Second Quarter Ended July 29, 2017

Net Sales

Net sales increased $3.2 million to $235.1 million during the second quarter of fiscal 2017, a 1.4% increase over the prior year’s second quarter net sales of $231.9 million. Of this increase in net sales, $800,000 was attributable to the 0.4% increase in comparable store sales and $5.7 million was attributable to sales generated by the 28 new stores opened since the beginning of the second quarter of fiscal 2016. These increases were partially offset by a loss in sales of $3.3 million from the 14 stores closed since the beginning of the second quarter of fiscal 2016.

Gross Profit

Gross profit increased to $68.2 million during the second quarter of fiscal 2017, compared to gross profit of $67.2 million for the second quarter of fiscal 2016, primarily due to the increase in net sales. Our gross profit margin remained flat at 29.0% compared to the second quarter of fiscal 2016. Our merchandise margin, along with buying, distribution and occupancy costs as a percentage of sales, remained flat compared to the second quarter of fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million in the second quarter of fiscal 2017 to $61.8 million compared to $60.6 million in the second quarter of fiscal 2016. As a percentage of sales, these expenses increased to 26.3% in the second quarter of fiscal 2017 from 26.1% in the second quarter of fiscal 2016. The overall increase in selling, general and administrative expenses during the second quarter of fiscal 2017 was primarily due to a $1.0 million increase in expenses for new stores net of expense reductions for stores that have closed and a $916,000 increase in impairments of long-lived assets. These increases were partially offset by decreases in stock-based compensation and incentive compensation expense totaling $849,000.

Pre-opening costs included in selling, general and administrative expenses were $234,000 in the second quarter of fiscal 2017 compared to $353,000 in the second quarter last year. We opened five new stores in the second quarter of fiscal 2017 compared to nine new stores in the second quarter of fiscal 2016. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $1.6 million, or 0.7% as a percentage of sales, in the second quarter of fiscal 2017. Store closing costs were $74,000 in the second quarter last year. Four stores were closed in the second quarter of fiscal 2017 compared to no store closings in the second quarter of fiscal 2016. Included in store closing costs in the second quarter of fiscal 2017 were impairments of long-lived assets of $916,000. There were no impairments of long-lived assets recorded during the second quarter of fiscal 2016.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2017 was 37.9% as compared to 38.0% for the same time period in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended July 29, 2017

Net Sales

Net sales decreased $3.9 million to $488.5 million for the six-month period ended July 29, 2017, a 0.8% decrease compared to net sales of $492.4 million for the six-month period ended July 30, 2016. Of this decrease in net sales, $8.9 million was attributable to the 1.9% decrease in comparable store sales and $6.8 million was attributable to a loss in sales from the 18 stores closed since the beginning of fiscal 2016. These decreases were partially offset by an increase in sales of $11.8 million generated by the 31 new stores opened since the beginning of fiscal 2016.

Gross Profit

Gross profit decreased $2.4 million to $140.4 million in the first six months of fiscal 2017 primarily due to the decrease in net sales. The gross profit margin for the first six months of fiscal 2017 decreased to 28.7% from 29.0% as reported in the comparable prior year period. The merchandise margin increased 0.2%, but buying, distribution and occupancy costs increased 0.5% as a percentage of sales compared to the same period last year primarily due to the deleveraging effect of lower same store sales on occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million in the first six months of fiscal 2017 to $120.7 million compared to the same period last year. As a percentage of sales, these expenses increased to 24.7% in the first six months of fiscal 2017 from 24.1% in the first six months of fiscal 2016. The overall increase in selling, general and administrative expenses during the first six months of fiscal 2017 was primarily due to a $2.2 million increase in expenses for new stores net of expense reductions for stores that have closed, a $1.6 million increase in impairments of long-lived assets and a $1.1 million increase in employee healthcare expense. These increases were partially offset by a $2.2 million decrease in selling expenses associated with our comparable store base and decreases in stock-based compensation and incentive compensation expense totaling $1.4 million.

In the first six months of fiscal 2017, pre-opening costs included in selling, general and administrative expenses were $517,000, or 0.1% as a percentage of sales, compared to 463,000, or 0.1% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $2.7 million, or 0.5% as a percentage of sales, in the first six months of fiscal 2017. Store closing costs were $296,000, or 0.1% as a percentage of sales, in the first six months of last year. We closed nine stores in the first six months of fiscal 2017 and four stores were closed in the first six months of fiscal 2016. Included in the store closing costs in the first six months of fiscal 2017 were impairments of long-lived assets of $1.6 million. There were no impairments of long-lived assets recorded during the first six months of fiscal 2016.

Income Taxes

The effective income tax rate for the first six months of fiscal 2017 was 37.7% compared to 38.1% for the same period in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The decrease in the effective income tax rate between periods was primarily due to changes in state tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from operations and availability under our credit facility. We believe these resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, store initiatives, potential dividend payments, potential share repurchases under our share repurchase program, the financing of capital projects, including investments in new systems, and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash used in operating activities was $26.5 million in the first six months of fiscal 2017 compared to cash provided by operating activities of $12.6 million in the first six months of fiscal 2016. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year decrease in operating cash flow was primarily driven by an increase in merchandise inventories required to meet peak demand for the back-to-school season and by the timing of payments for accounts payable and accrued liabilities.

Working capital increased to $271.6 million at July 29, 2017 from $269.9 million at July 30, 2016, primarily due to the decrease in accounts payable and an increase in merchandise inventory, partially offset by the decrease in cash and cash equivalents compared to the end of the second quarter of the prior year. The current ratio was 3.4 as of July 29, 2017, compared to 3.0 at July 30, 2016.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2017, we expended $12.7 million for the purchase of property and equipment, of which $8.1 million was for new stores, remodeling and relocations. During the first six months of fiscal 2016, we expended $11.9 million for the purchase of property and equipment, of which $11.7 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Cash outflows for financing activities have represented cash dividend payments, share repurchases and payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced share repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises, purchases under our Employee Stock Purchase Plan and borrowings under our credit facility.

During the first six months of fiscal 2017, net cash used in financing activities was $5.2 million compared to net cash used in financing activities of $27.9 million in the first six months of fiscal 2016. The decrease in cash used in financing activities between the two respective periods was primarily attributable to net borrowings of $26.7 million, partially offset by an increase of $4.1 million in common stock repurchased under our share repurchase program compared to the first six months of fiscal 2016.

Capital Expenditures

Capital expenditures for fiscal 2017, including actual expenditures during the first six months, are expected to be between $22 million and $23 million, with approximately $14 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2017, including actual amounts received during the first six months, are expected to be approximately $4 to $5 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

In fiscal 2017, we anticipate opening 19 new stores. We opened 12 stores in the first six months of fiscal 2017. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $1.4 million for fiscal 2017, or an average of $72,000 per store. During fiscal 2016, we opened 19 new stores and expended $1.6 million on pre-opening expenses, or an average of $85,000 per store.

We anticipate closing 25 to 27 stores in fiscal 2017. We closed nine stores during the first six months of fiscal 2017. Four stores were closed during the first six months of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease.

We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick-and-mortar stores across large, mid and smaller markets. Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the store. Based on this analysis, we have identified 30 to 35 stores that we plan to close in fiscal 2018 if we cannot improve the performance of those stores to meet our minimum contribution level. Even though this would reduce our overall net sales volume, we believe this strategy would realize long-term improvement in operating income and diluted earnings per share. We expect new store openings for fiscal 2018 will be in the low single digit range. We remain committed to long-term strategic store growth; however, with the changing landscape in brick-and-mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach.

Dividends

On June 13, 2017, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The dividend of $0.075 per share was paid on July 17, 2017 to shareholders of record as of the close of business on July 3, 2017.

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

Credit Facility

On March 27, 2017, we entered into a second amendment of our current unsecured credit agreement (as amended, the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022, and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of our common stock may be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of July 29, 2017. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate (as defined in the Credit Agreement) plus 1%, with the prime rate defined as the greater of (a) the Federal Funds rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. As of July 29, 2017, there was $26.7 million of borrowings outstanding under the credit facility and letters of credit outstanding were $1.4 million. As of July 29, 2017, $21.9 million was available to us for additional borrowings under the credit facility. As of the filing date of this Quarterly Report on Form 10-Q, we had no outstanding borrowings under our credit facility.

Share Repurchase Program

On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2017. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2017, and in accordance with applicable laws, rules and regulations. On January 27, 2017, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan was to expire on May 26, 2017, but we terminated the plan on May 17, 2017 to ensure we remained in compliance with the covenant in our Credit Agreement regarding redemptions of our common stock described above. Under the terms of our Credit Agreement, we are not permitted to repurchase any shares of our common stock while there are outstanding borrowings under the Credit Agreement. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the second quarter of fiscal 2017, we repurchased 469,000 shares of common stock at a total cost of $10.2 million under the new share repurchase program. As of July 29, 2017, approximately 1.5 million shares at an aggregate cost of $36.5 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at July 29, 2017 was $13.5 million.

Seasonality and Quarterly Results

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense as incurred. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur store closing costs related to the closure of underperforming stores.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $21,000 for the second quarter of fiscal 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 29, 2017, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)

April 30, 2017 to May 27, 2017	219,052	$22.90	218,100	$18,688,000
May 28, 2017 to July 1, 2017	250,882	$20.73	250,700	$13,491,000
July 2, 2017 to July 29, 2017	0	$0.00	0	$13,491,000
	469,934		468,800

(1)	Total number of shares purchased includes 1,134 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

(2)	On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2017 and expiring on December 31, 2017.

ITEM 6.   EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10-A	Shoe Carnival, Inc. 2017 Equity Incentive Plan	8-K	10.1	06/15/2017
10-B	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan (Non-employee Director)				X
10-C	Form of Service-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (Executive Officers)				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2017	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)