Form 10-Q
period 2017-10-28
SHOE CARNIVAL INC
filed 2017-12-05
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2017
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

Number of Shares of Common Stock, $.01 par value, outstanding at November 30, 2017 was 16,951,770.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	October 28, 2017	January 28, 2017	October 29, 2016

Assets
Current Assets:
Cash and cash equivalents	$21,050	$62,944	$33,509
Accounts receivable	7,365	4,424	3,540
Merchandise inventories	302,935	279,646	314,925
Other	6,883	4,737	5,630
Total Current Assets	338,233	351,751	357,604
Property and equipment - net	93,041	96,216	102,932
Deferred income taxes	10,769	9,600	8,163
Other noncurrent assets	663	911	970
Total Assets	$442,706	$458,478	$469,669

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$59,355	$67,808	$69,986
Accrued and other liabilities	21,933	18,488	18,936
Total Current Liabilities	81,288	86,296	88,922
Deferred lease incentives	29,297	30,751	30,320
Accrued rent	10,689	11,255	11,465
Deferred compensation	10,974	10,465	10,171
Other	884	829	767
Total Liabilities	133,132	139,596	141,645

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,535,261 shares, 20,569,198 shares and 20,569,198 shares issued, respectively	205	206	206
Additional paid-in capital	62,609	65,272	64,957
Retained earnings	331,898	312,641	314,851
Treasury stock, at cost, 3,583,491 shares, 2,433,925 shares and 2,146,622 shares, respectively	(85,138)	(59,237)	(51,990)
Total Shareholders’ Equity	309,574	318,882	328,024
Total Liabilities and Shareholders’ Equity	$442,706	$458,478	$469,669

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 28, 2017	Thirteen Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016

Net sales	$287,469	$274,524	$775,922	$766,901
Cost of sales (including buying, distribution and occupancy costs)	201,802	192,514	549,872	542,105

Gross profit	85,667	82,010	226,050	224,796
Selling, general and administrative expenses	67,787	66,558	188,519	185,399

Operating income	17,880	15,452	37,531	39,397
Interest income	(1)	(1)	(3)	(6)
Interest expense	57	43	248	127

Income before income taxes	17,824	15,410	37,286	39,276
Income tax expense	7,127	5,738	14,462	14,839

Net income	$10,697	$9,672	$22,824	$24,437

Net income per share:
Basic	$0.66	$0.54	$1.38	$1.31
Diluted	$0.66	$0.54	$1.38	$1.31

Weighted average shares:
Basic	15,957	17,609	16,287	18,220
Diluted	15,966	17,614	16,293	18,225

Cash dividends declared per share	$0.075	$0.07	$0.22	$0.205

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury Stock
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2017	20,569	(2,434)	$206	$65,272	$312,641	$(59,237)	$318,882
Adoption of Accounting Standards Update No. 2016-09				(188)	188		0
Dividends declared ($0.22 per share)					(3,755)		(3,755)
Stock option exercises		4		(58)		84	26
Employee stock purchase plan purchases		9		(41)		211	170
Restricted stock awards	(34)	139	(1)	(4,546)		4,547	0
Shares surrendered by employees to pay taxes on restricted stock		(42)				(945)	(945)
Purchase of common stock for treasury		(1,259)				(29,798)	(29,798)
Stock-based compensation expense				2,170			2,170
Net income					22,824		22,824
Balance at October 28, 2017	20,535	(3,583)	$205	$62,609	$331,898	$(85,138)	$309,574

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016

Cash Flows From Operating Activities
Net income	$22,824	$24,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,944	17,698
Stock-based compensation	2,073	3,438
Loss on retirement and impairment of assets	1,831	500
Deferred income taxes	(1,169)	56
Lease incentives	3,515	1,838
Other	(5,212)	(3,064)
Changes in operating assets and liabilities:
Accounts receivable	(2,047)	(1,409)
Merchandise inventories	(23,289)	(22,047)
Accounts payable and accrued liabilities	(8,446)	(1,298)
Other	940	1,303
Net cash provided by operating activities	8,964	21,452

Cash Flows From Investing Activities
Purchases of property and equipment	(16,708)	(17,426)
Net cash used in investing activities	(16,708)	(17,426)

Cash Flows From Financing Activities
Borrowings under line of credit	88,600	0
Payments on line of credit	(88,600)	0
Proceeds from issuance of stock	196	186
Dividends paid	(3,603)	(3,780)
Excess tax benefits from stock-based compensation	0	2
Purchase of common stock for treasury	(29,798)	(35,428)
Shares surrendered by employees to pay taxes on restricted stock	(945)	(311)
Net cash used in financing activities	(34,150)	(39,331)
Net decrease in cash and cash equivalents	(41,894)	(35,305)
Cash and cash equivalents at beginning of period	62,944	68,814
Cash and Cash Equivalents at End of Period	$21,050	$33,509

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$250	$127
Cash paid during period for income taxes	$12,791	$11,786
Capital expenditures incurred but not yet paid	$953	$994

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

As used herein, the terms “we,” “our,” “us” and “Shoe Carnival” refer to Shoe Carnival, Inc. and its subsidiaries.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 28, 2017			October 29, 2016
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,697			$9,672
Amount allocated to participating securities	(162)			(214)
Net income available for basic common shares and basic earnings per share	$10,535	15,957	$0.66	$9,458	17,609	$0.54

Diluted Earnings per Share:
Net income	$10,697			$9,672
Amount allocated to participating securities	(162)			(214)
Adjustment for dilutive potential common shares	0	9		0	5
Net income available for diluted common shares and diluted earnings per share	$10,535	15,966	$0.66	$9,458	17,614	$0.54

	Thirty-Nine Weeks Ended
	October 28, 2017			October 29, 2016
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$22,824			$24,437
Amount allocated to participating securities	(328)			(515)
Net income available for basic common shares and basic earnings per share	$22,496	16,287	$1.38	$23,922	18,220	$1.31

Diluted Earnings per Share:
Net income	$22,824			$24,437
Amount allocated to participating securities	(328)			(515)
Adjustment for dilutive potential common shares	0	6		0	5
Net income available for diluted common shares and diluted earnings per share	$22,496	16,293	$1.38	$23,922	18,225	$1.31

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation method that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. During periods of undistributed losses, however, no effect is given to our participating securities since they do not share in the losses. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We will adopt this guidance effective February 4, 2018, and plan to use the modified retrospective transition approach, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying this guidance to contracts in effect as of the adoption date. While we have made progress on our scoping review and assessment phase, we are still evaluating the impact this guidance will have on our financial statements and related disclosures. At this time the key areas of focus include timing of recognizing revenue for our multi-channel business, recognition of breakage revenue for unredeemed gift cards, our customer loyalty program and presentation of customer related return reserves on the balance sheet.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. We adopted the provisions of this guidance on January 29, 2017. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. The guidance will be effective at the beginning of fiscal 2018, including interim periods within that fiscal year, with early adoption permitted. The guidance requires adoption on a prospective basis for share-based payment awards modified on or after the adoption date. We do not believe the guidance will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Note 4 - Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other standards require or permit the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

The following table presents assets that are measured at fair value on a recurring basis at October 28, 2017,
January 28, 2017 and October 29, 2016. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 28, 2017:
Cash equivalents– money market account	$0	$0	$0	$0

As of January 28, 2017:
Cash equivalents– money market account	$114	$0	$0	$114

As of October 29, 2016:
Cash equivalents – money market account	$114	$0	$0	$114

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

During the thirteen weeks ended October 28, 2017, we recorded impairments of $105,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $153,000. During the thirty-nine weeks ended October 28, 2017, we recorded impairments of $1.7 million on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million. During the thirteen and thirty-nine weeks ended October 29, 2016, we recorded impairments of $193,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $337,000.

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

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs) and restricted stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended October 28, 2017, stock-based compensation expense for the employee stock purchase plan was $10,000 before the income tax benefit of $4,000 and $30,000 before the income tax benefit of $12,000, respectively. For the thirteen and thirty-nine weeks ended October 29, 2016, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $33,000 before the income tax benefit of $12,000, respectively.

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011; therefore no unrecognized compensation expense remains. In the first nine months of fiscal 2017 there were 3,500 options exercised and there were 3,500 options outstanding and exercisable as of October 28, 2017.

The following section summarizes the share transactions for our restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 28, 2017	964,858	$22.63
Granted	274,346	24.09
Vested	(119,107)	24.27
Forfeited or expired	(168,937)	18.46
Restricted stock at October 28, 2017	951,160	$23.59

The weighted-average grant date fair value of stock awards granted during the thirty-nine week periods ended October 28, 2017, and October 29, 2016, was $24.09 and $24.98, respectively. The total fair value at grant date of restricted stock awards that vested during the first nine months of fiscal 2017 was $2.9 million. The total fair value at grant date of restricted stock awards that vested during the first nine months of fiscal 2016 was $854,000. Of the 168,937 shares of restricted stock that were forfeited or that expired in the first nine months of fiscal 2017, 135,000 shares were restricted stock awards that expired unvested in the first quarter of fiscal 2017, as the performance measures were not achieved. These awards represented the three tiers of the restricted stock awards granted on March 15, 2011.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards:

(In thousands)	Thirteen Weeks Ended October 28, 2017	Thirteen Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016
Stock-based compensation before the recognized income tax effect	$996	$1,295	$2,140	$3,197
Income tax effect	$398	$482	$830	$1,208

The $2.1 million of expense recognized in the first nine months of fiscal 2017 was comprised of compensation expense of $3.1 million, partially offset by income of $916,000. The income was attributable to the reversal of the cumulative prior period expense for performance-based awards, which were deemed by management to be no longer probable to vest prior to their expiration.

As of October 28, 2017, approximately $4.9 million of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.7 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2017	111,300	$24.26
Forfeited	(3,500)	24.26
Exercised	0	0.00
Outstanding at October 28, 2017	107,800	$24.26	2.4

Exercisable at October 28, 2017	62,991	$24.26	2.4

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

The fair value of these liability awards are re-measured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of October 28, 2017 and October 29, 2016 was $3.22 and $4.53, respectively.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	October 28, 2017	October 29, 2016
Risk free interest rate yield curve	1.01% - 2.06%	0.18% - 1.33%
Expected dividend yield	1.4%	1.1%
Expected volatility	37.34%	35.06%
Maximum life	2.4 Years	3.4 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 28, 2017	Thirteen Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016
Stock-based compensation before the recognized income tax effect	$140	$12	$(97)	$208
Income tax effect	$56	$4	$(38)	$79

As of October 28, 2017, approximately $23,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over the five month period following the third quarter of fiscal 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

   RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis and hurricane recovery in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in, and continued favorable trade relations with, China and other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; the impact of any tax reform; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family, which we classify in four general categories - women’s, men’s, children’s and athletics. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%
July 29, 2017	417	5	4	418	(12,000)	4,521,000	0.4%
October 28, 2017	418	7	1	424	37,000	4,558,000	4.4%

Year-to-date 2017	415	19	10	424	32,000	4,558,000	0.4%

April 30, 2016	405	3	4	404	(13,000)	4,452,000	2.7%
July 30, 2016	404	9	0	413	79,000	4,531,000	0.5%
October 29, 2016	413	3	1	415	10,000	4,541,000	(0.4)%

Year-to-date 2016	405	15	5	415	76,000	4,541,000	0.9%

Comparable store sales for the periods indicated include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 28, 2017	Thirteen Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 28, 2017	Thirty-nine Weeks Ended October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.2	70.1	70.9	70.7
Gross profit	29.8	29.9	29.1	29.3
Selling, general and administrative expenses	23.6	24.3	24.3	24.2
Operating income	6.2	5.6	4.8	5.1
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	6.2	5.6	4.8	5.1
Income tax expense	2.5	2.1	1.9	1.9
Net income	3.7%	3.5%	2.9%	3.2%

Executive Summary for Third Quarter Ended October 28, 2017

We were pleased with the start of the third quarter of fiscal 2017 as our back-to-school selections resonated well with our customers. We stocked key items and styles that helped us achieve high single-digit comparable store sales early in the quarter. As the quarter progressed, we experienced traffic declines particularly in the hurricane affected areas of Texas, Florida and Puerto Rico. However, despite a low single-digit decline in traffic for the quarter, we posted increases in units per transaction, average sales per transaction and conversion, and ended the quarter with a comparable store sales increase of 4.4 percent. These increases, combined with our ongoing commitment and ability to effectively manage expenses and the decrease in shares outstanding due to our share repurchases, resulted in a 22 percent increase in quarterly earnings per diluted share. Highlights for the third quarter of fiscal 2017 are as follows:

•	Net sales increased $12.9 million, or 4.7%, in the third quarter of fiscal 2017 compared to the same period last year. We experienced increases in average sales per transaction, average units per transaction and conversion during the quarter. Store traffic declined low-single digits compared to the third quarter of fiscal 2016.
•	Our gross profit margin decreased 0.1 percent to 29.8 percent compared to 29.9 percent in the third quarter of fiscal 2016. Our merchandise margin decreased 0.8 percent and was partially offset by buying, distribution and occupancy expenses, which decreased 0.7 percent as a percentage of net sales compared to the third quarter of fiscal 2016.
•	Inventory was down 4.3 percent on a per-store basis and we ended the quarter with no outstanding debt under our credit facility.
•	We opened seven stores and closed one store during the third quarter of fiscal 2017, ending the quarter with 424 stores.
•	We continue to review our store portfolio for underperforming stores that do not meet our minimum contribution levels. Based on our review to date, we have identified 30 to 35 stores that we plan to close in fiscal 2018 if we cannot improve the performance of those stores. See “Store Openings and Closings” under the Liquidity and Capital Resources section of this Form 10-Q for further discussion of this strategy.

Results of Operations for the Third Quarter Ended October 28, 2017

Net Sales

Net sales increased $12.9 million to $287.5 million during the third quarter of fiscal 2017, a 4.7% increase over the prior year’s third quarter net sales of $274.5 million. Of this increase in net sales, $11.9 million was attributable to the 4.4% increase in comparable store sales and $6.6 million was attributable to sales generated by the 26 new stores opened since the beginning of the third quarter of fiscal 2016. These increases were partially offset by a loss in sales of $5.5 million from the 15 stores closed since the beginning of the third quarter of fiscal 2016.

Gross Profit

Gross profit increased $3.7 million to $85.7 million during the third quarter of fiscal 2017 primarily due to the increase in net sales. Our gross profit margin for the third quarter of fiscal 2017 decreased to 29.8 percent compared to 29.9 percent in the third quarter of fiscal 2016. The merchandise margin decreased 0.8 percent and was partially offset by buying, distribution and occupancy expenses, which decreased 0.7 percent as a percentage of net sales compared to the third quarter of fiscal 2016. Our merchandise margin decreased primarily due to promotional selling during the quarter and a shift in merchandise sold from boots to athletic footwear. Historically, our boot categories have driven higher margins than our athletic footwear. The decrease in buying, distribution and occupancy expenses as a percentage of sales was primarily due to lower occupancy costs and the leveraging effect of higher comparable store sales. The decrease in occupancy costs was primarily due to the stores we have closed since the third quarter of fiscal 2016 or plan to close in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million in the third quarter of fiscal 2017 to $67.8 million compared to $66.6 million in the third quarter of fiscal 2016. As a percentage of sales, these expenses decreased to 23.6% in the third quarter of fiscal 2017 from 24.3% in the third quarter of fiscal 2016. The overall increase in selling, general and administrative expenses during the third quarter of fiscal 2017 was primarily due to increases in incentive compensation, consulting fees related to our customer relationship management (“CRM”) initiative and our retirement savings plans. These increases were partially offset by lower advertising expense for the quarter.

Pre-opening costs included in selling, general and administrative expenses were $209,000 in the third quarter of fiscal 2017 compared to $351,000 in the third quarter last year. We opened seven new stores in the third quarter of fiscal 2017 compared to three new stores in the third quarter of fiscal 2016. The decrease in pre-opening costs was primarily due to higher advertising expense incurred in the prior quarter related to opening stores in larger markets. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $519,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2017. Store closing costs were $335,000 in the third quarter last year. One store was closed in the third quarter of fiscal 2017 compared to one store closing in the third quarter of fiscal 2016. Store closing costs increased in the third quarter compared to the prior year third quarter primarily due to an increase in expected future store closings of underperforming stores.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2017 was 40.0% as compared to 37.2% for the same time period in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The increase in the effective tax rate between periods was primarily due to the accounting change adopted in the first quarter of fiscal 2017, which requires us to record the tax effects of stock awards to the income statement when awards vest or are settled, and an increase in permanent items related to the vesting of service-based restricted stock awards.

Results of Operations for Nine Month Period Ended October 28, 2017

Net Sales

Net sales increased $9.0 million to $775.9 million for the nine-month period ended October 28, 2017, a 1.2% increase compared to net sales of $766.9 million for the nine-month period ended October 29, 2016. Of this increase in net sales, $3.2 million was attributable to the 0.4% increase in comparable store sales and $18.3 million was attributable to sales generated by the 38 new stores opened since the beginning of fiscal 2016. These increases were partially offset by a loss in sales of $12.5 million from the 19 stores closed since the beginning of fiscal 2016.

Gross Profit

Gross profit increased $1.3 million to $226.1 million in the first nine months of fiscal 2017 primarily due to the increase in net sales. Our gross profit margin for the nine months of fiscal 2017 decreased to 29.1% compared to 29.3% in the first nine months of fiscal 2016. The merchandise margin decreased 0.2%, while buying, distribution and occupancy costs remained flat as a percentage of sales compared to the same period last year. Our merchandise margin decreased primarily due to an increase in expense related to our multi-channel sales initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million in the first nine months of fiscal 2017 to $188.5 million compared to the same period last year. As a percentage of sales, these expenses increased to 24.3% in the first nine months of fiscal 2017 from 24.2% in the first nine months of fiscal 2016. The overall increase in selling, general and administrative expenses during the first nine months of fiscal 2017 was primarily due to increases in impairments of long-lived assets, employee health care, consulting fees related to our CRM initiative and incentive compensation. These increases were partially offset by decreases in stock-based compensation and advertising expense.

In the first nine months of fiscal 2017, pre-opening costs included in selling, general and administrative expenses were $726,000, or 0.1% as a percentage of sales, compared to $815,000, or 0.1% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $3.2 million, or 0.4% as a percentage of sales, in the first nine months of fiscal 2017. Store closing costs were $631,000, or 0.1% as a percentage of sales, in the first nine months of last year. We closed ten stores in the first nine months of fiscal 2017 and five stores were closed in the first nine months of fiscal 2016. Included in the store closing costs in the first nine months of fiscal 2017 and fiscal 2016 were impairments of long-lived assets of $1.7 million and $193,000, respectively, as more stores were impaired in fiscal 2017 compared to fiscal 2016.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2017 was 38.8% compared to 37.8% for the same period in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $9.0 million in the first nine months of fiscal 2017 compared to $21.5 million in the first nine months of fiscal 2016. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year decrease in operating cash flow was primarily driven by the timing of payments for accounts payable and accrued liabilities.

Working capital decreased to $256.9 million at October 28, 2017 from $268.7 million at October 29, 2016, primarily due to decreases in cash and cash equivalents and merchandise inventory, partially offset by a decrease in accounts payable compared to the end of the third quarter of the prior year. The current ratio was 4.2 as of October 28, 2017, compared to 4.0 at October 29, 2016.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2017, we expended $16.7 million for the purchase of property and equipment, of which $11.0 million was for new stores, remodeling and relocations. During the first nine months of fiscal 2016, we expended $17.4 million for the purchase of property and equipment, of which $12.9 million was for new stores, remodeling and relocations. The remaining capital expenditures in both periods were for continued investments in technology and normal asset replacement activities.

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

During the first nine months of fiscal 2017, net cash used in financing activities was $34.2 million compared to net cash used in financing activities of $39.3 million in the first nine months of fiscal 2016. The decrease in cash used in financing activities between the two respective periods was primarily attributable to a decrease of $5.6 million in common stock repurchased under our share repurchase program compared to the first nine months of fiscal 2016.

Capital Expenditures

Capital expenditures for fiscal 2017, including actual expenditures during the first nine months, are expected to be between $20 million and $21 million, with approximately $13 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2017, including actual amounts received during the first nine months, are expected to be approximately $4 to $5 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

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

We opened 19 stores in the first nine months of fiscal 2017 and do not expect to open any stores in the fourth quarter of fiscal 2017. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are expected to total approximately $1.5 million for fiscal 2017, or an average of $79,000 per store. During fiscal 2016, we opened 19 new stores and expended $1.6 million on pre-opening expenses, or an average of $85,000 per store.

We anticipate closing 26 stores in fiscal 2017. We closed ten stores during the first nine months of fiscal 2017. Five stores were closed during the first nine months of fiscal 2016. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease.

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

Dividends

On September 7, 2017, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders.  The dividend of $0.075 per share was paid on October 16, 2017, to shareholders of record as of the close of business on October 2, 2017.

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

Credit Facility

On March 27, 2017, we entered into a second amendment of our current unsecured credit agreement (as amended, the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022, and to renegotiate certain terms and conditions. The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of our common stock may be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of October 28, 2017. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate (as defined in the Credit Agreement) plus 1%, with the prime rate defined as the greater of (a) the Federal Funds rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. As of October 28, 2017, there were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million. As of October 28, 2017, $48.8 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2017. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2017, and in accordance with applicable laws, rules and regulations. On January 27, 2017, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan was to expire on May 26, 2017, but we terminated the plan on May 17, 2017, to ensure we remained in compliance with the covenant in our Credit Agreement regarding redemptions of our common stock described above. Under the terms of our Credit Agreement, we are not permitted to repurchase any shares of our common stock while there are outstanding borrowings under the Credit Agreement. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the third quarter of fiscal 2017, we repurchased 24,000 shares of common stock at a total cost of $455,000 under the new share repurchase program. As of October 28, 2017, approximately 1.5 million shares at an aggregate cost of $37.0 million had been repurchased under the new share repurchase program. The amount that remained available under the share repurchase program at October 28, 2017, was $13.0 million.

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

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $3,000 for the third quarter of fiscal 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 28, 2017, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)

July 30, 2017 to August 26, 2017	0	$0.00	0	$13,491,000
August 27, 2017 to September 30, 2017	24,402	$18.99	23,979	$13,037,000
October 1, 2017 to October 28, 2017	29,619	$21.97	0	$13,037,000
	54,021		23,979

(1)	Total number of shares purchased includes 30,042 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.
(2)	On December 6, 2016, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2017 and expiring on December 31, 2017.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2017	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)