Form 10-K
period 2018-02-03
SHOE CARNIVAL INC
filed 2018-04-02
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 3, 2018
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $208,058,714 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 23, 2018 was 16,471,994.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 14, 2018 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.
Evansville, Indiana

Annual Report to Securities and Exchange Commission
February 3, 2018

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis and hurricane recovery in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; the impact of the U.S. Tax Cuts and Jobs Act of 2017; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see ITEM 1A. RISK FACTORS of this report.

ITEM 1.    BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations or online. We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with an emphasis on national and regional name brands. We differentiate our retail concept from our competitors’ by our distinctive, fun and promotional marketing efforts. On average, our stores are 11,000 square feet, generate approximately $2.4 million in annual sales and carry inventory of approximately 27,800 pairs of shoes per location. As of February 3, 2018, we operated 408 stores in 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries.

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

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value-priced, current season name brand and private label footwear. Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family. Our average store carries approximately 27,800 pairs of shoes in four general categories – women’s, men’s, children’s and athletics – which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles. We engage our customers by presenting creatively branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles. These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors. These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website receive periodic personalized e-mail communication from us. These communications afford us additional opportunities to highlight our broad product assortment and promotions.

Value pricing for our customers

Our marketing effort targets moderate income, value conscious consumers seeking name brand footwear for all age groups. We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time conscious customer appreciates the convenience of one-stop shopping for the entire family, whether it is at any of our store locations or online at shoecarnival.com. We also believe our fun and promotional shopping environment contributes to a reputation of value pricing.

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

Heavy reliance on information technology

We have invested significant resources in information technology. Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and gross margin by product category at the store level and customer tracking. Using the POS, store managers are able to monitor sales and gross profit margins on a real-time basis throughout the day. Reacting to sales trends, our mic-people use the POS to choose from among a number of product promotions supplied by our centralized merchandising staff.

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

Growth Strategy

Store portfolio

We aim to realize positive long-term financial performance for our store portfolio. In fiscal 2017, we opened 19 new stores and closed 26 stores. The majority of our new store locations served to fill in existing markets with the goal of increasing the performance of the overall market. For fiscal 2018, we expect to open approximately three stores. These store locations will serve existing markets within our current geographic footprint.

As of February 3, 2018, we operated 408 stores located across 35 states and Puerto Rico. Our stores averaged approximately 11,000 square feet, ranging in size from 26,000 to 4,000 square feet. New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers. Our traditional store prototype utilizes between 7,000 and 10,000 square feet of leased area. During the past several years, we began to roll out scalable store prototypes that reflect the diverse population densities of our markets. These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability. In all of our stores, the sales area is approximately 85% of the gross store footprint.

	Historical Store Count
Fiscal Years	2017	2016	2015	2014	2013

Stores open at the beginning of the year	415	405	400	376	351

New store openings	19	19	20	31	32

Store closings	(26)	(9)	(15)	(7)	(7)

Stores open at the end of the year	408	415	405	400	376

Stores relocated	3	3	2	3	9
Percentage of store base remodeled	3%	4%	7%	7%	9%

Increasing market penetration by opening new stores has historically been a key component of our growth strategy. While we will have limited new store openings in fiscal 2018, going forward we believe our strong unleveraged financial position will provide a solid platform for additional growth. Critical to the success of opening new stores in larger markets or geographic areas has been our ability to cluster stores. In large markets (populations greater than 400,000), clustering involves opening two or more stores at approximately the same time. In smaller markets that can only support a single store, clustering involves seeking locations in reasonably close proximity to other existing markets. This strategy creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs. We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

We lease all store locations, as we believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to underperforming stores. Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, tenant mix, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms. The time required to open a store after signing a lease depends primarily upon the property owner’s ability to deliver the premises. After we accept the premises from the property owner, we can generally open a turnkey store within 60 days and open an ‘as-is’ store in up to 115 days.

We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick-and-mortar stores across large, mid and smaller markets. Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the store. Based on this analysis, we closed 26 stores in fiscal 2017 and we currently expect to close 25 to 30 stores in fiscal 2018. Even though this could reduce our overall net sales volume, we believe this strategy would realize long-term improvement in operating income and diluted earnings per share. As discussed above, in fiscal 2018, we anticipate opening approximately three new stores. We remain committed to long-term strategic store growth; however, with the changing landscape in brick-and-mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach.

Multi-Channel Strategy

We are committed to establishing Shoe Carnival as a world class multi-channel retailer. The foundation of our multi-channel strategy is connecting customers with our wide assortment of store inventory through multiple channels, while maintaining a personalized, seamless customer service experience. We believe over time the majority of our customers will utilize multiple channels to purchase our product offerings based on their needs at the time, as described below. Our e-commerce business continues to grow and we continue to make enhancements to capitalize on our increasing website traffic and optimize conversion rates. We believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are in-line with rapidly changing consumer behavior. These initiatives are an integral part of expanding our multi-channel footprint and creating opportunities to connect with our customers in new ways.

Ship From Store

Our “ship from store” program is a core element of our multi-channel strategy. This program allows stores to fulfill online orders and has been implemented on a chain wide basis (with limited exceptions). By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. Additionally, during peak sales periods, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center in Evansville, Indiana.

Shoes 2U

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

Buy Online Pick Up In Store, Buy Online Ship To Store

Another key element of our multi-channel strategy is our buy online, pick up in store and buy online, ship to store services. These features provide the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores.

Mobile App

Given our desire to connect with customers anywhere and anytime, an important component of our multi-channel strategy is our mobile app. Our mobile app was upgraded in fiscal 2017 and offers e-commerce functionality directly from the app. Product offerings on the app correspond to our online assortment and customers have the ability to scan UPC codes to find sizes that may not be available in our stores. These products and our entire online assortment can be conveniently purchased directly from our app.

E-commerce and Mobile Platform

In fiscal 2017, we relaunched our e-commerce and mobile storefronts on a new platform, designed to improve the customer journey and allow us to provide a more relevant and personalized shopping experience for our customers. This system is cloud-based and enables us to operate a single platform for more effective e-commerce and mobile management. The platform is open and extensible, and provides the scalability required for complex multi-channel integration and complex retail operations. This new technology will enable us to keep pace with the rapidly changing retail environment and respond to new opportunities.

Customer Relationship Management (“CRM”)

During fiscal 2017 we engaged a strategic partner that specializes in creating holistic CRM strategies for large and mid-sized retail organizations. Our CRM initiative is intended to focus our entire organization on a more customer-centric model. We believe using CRM strategies will help drive customer retention through segmentation and other analysis and will aid us in gaining a better understanding of our existing customer base as well as identifying new loyal customers.

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

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate. This helps us select our assortment and quantities in order to manage and allocate inventories at the store level. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, among other factors. Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends. Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets. Due to our multi-channel retailer strategy, we view our e-commerce sales as an extension of our physical stores.

Our stores and e-commerce site offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise. Our stores carry complementary accessories such as socks, belts, shoe care items, handbags, sport bags, backpacks, jewelry, scarves and wallets, while our e-commerce site offers certain handbags, sport bags and backpacks. We purchase merchandise from approximately 160 footwear vendors. Management of the purchasing function is the responsibility of our Executive Vice President – Chief Merchandising Officer. Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and current demand for their products. We adjust future purchasing decisions based upon the results of this analysis. In fiscal 2017, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 46% of our net sales. Nike, Inc. accounted for approximately 35% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

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

The table below sets forth our percentage of sales by product category.

Fiscal Years	2017	2016	2015	2014	2013

Non-Athletics:
Women’s	24%	26%	27%	27%	27%
Men’s	14	14	14	14	15
Children’s	5	5	5	5	5
Total	43	45	46	46	47

Athletics:
Women’s	17	16	16	16	16
Men’s	22	22	22	21	21
Children’s	14	13	12	13	12
Total	53	51	50	50	49

Accessories	4	4	4	4	4

Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots. We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry. The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to, our core customers. For fiscal 2017, approximately 51% of our total advertising budget was directed to television, radio and digital media. Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance. We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible. We utilize television advertising to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season. Moreover, it enables us to provide a message of offering value-priced, current season footwear.

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

We remain highly focused on expanding Shoe Perks enrollment. In fiscal 2017, we added 5.8 million new members, and purchases from Shoe Perks members increased to approximately 70% of our net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains. In fiscal 2018, we plan to enhance the Shoe Perks program to better reward our high-valued customers and incentivize all of our members in order to encourage brand loyalty.

We strive to make each store opening a major retail event. Major promotions during grand openings and peak selling periods feature contests and prize giveaways. We believe our grand openings help establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word-of-mouth advertising.

Distribution

We operate a single 410,000 square foot distribution center located in Evansville, Indiana. Our facility is leased from a third party and can support the processing and distribution needs of a minimum of 460 stores. We have the right to expand the facility by 200,000 square feet, which would provide us processing capacity to support approximately 650 stores.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by divisional managers, regional directors, district managers and the individual store general managers. Generally, each store has a general manager and up to three store managers, depending on sales volume. Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items. Administrative functions are centralized at the corporate headquarters. These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing. Management oversight for e-commerce is also located at our corporate headquarters.

Employees

At February 3, 2018, we had approximately 4,700 employees, of which approximately 2,600 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. No employees are represented by a labor union.

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

Seasonality

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening and closing stores. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur closing costs related to the closure of existing stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense as incurred. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, SC Work Wear®, When You Want To 2®, Jump Back In®, A Surprise In Store®, Shoes 2U®, Laces for Learning® and Princess Lacey’s Laces®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the near future.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	83	Chairman of the Board and Director
Clifton E. Sifford	64	President, Chief Executive Officer and Director
W. Kerry Jackson	56	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	61	Executive Vice President - Store Operations
Carl N. Scibetta	59	Executive Vice President - Chief Merchandising Officer

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

Mr. Scibetta has been employed as Executive Vice President – Chief Merchandising Officer since March 2016. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager – Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

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

Economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

●	general economic, industry and weather conditions;
●	unemployment trends and salaries and wage rates;
●	energy costs, which affect gasoline and home heating prices;
●	the level of consumer debt;
●	consumer credit availability;
●	real estate values and foreclosure rates;
●	consumer confidence in future economic conditions;
●	interest rates;
●	health care costs;
●	tax rates, policies and timing of tax refunds; and
●	war, terrorism, other hostilities and security concerns.

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

We face significant competition in our markets and we may be unable to compete favorably. The retail footwear industry is highly competitive with few barriers to entry. We compete primarily with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers. Many of our competitors are significantly larger and have substantially greater resources than we do. Economic pressures or bankruptcies of our competition could result in increased pricing pressures. This competition could adversely affect our results of operations and financial condition in the future.

Recent U.S. Tax Legislation May Materially Adversely Affect Our Financial Condition, Results of Operations and Cash Flows. Recently enacted U.S. tax legislation made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and eliminating or limiting deduction of several expenses which were previously deductible. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and U.S. Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we have reflected a $4.4 million write-down of our deferred income tax assets and liabilities due to the reduction of the U.S. corporate income tax rate and recorded a $1.9 million increase in stock-based compensation expense due to the change in anticipated vesting of performance-based restricted stock awards. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business. Our success and growth is partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our website. Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. Our inability to accurately predict our consumers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results. In addition, our competitors may spend more on marketing or use different marketing approaches, which could provide them with a competitive advantage.

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

A failure to increase sales at our existing stores may adversely affect our stock price and affect our results of operations. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

●	competition;
●	timing of holidays including sales tax holidays;
●	general regional and national economic conditions;
●	inclement weather and/or unseasonable weather patterns;
●	consumer trends, such as less disposable income due to the impact of higher prices on consumer goods;
●	fashion trends;
●	changes in our merchandise mix;
●	our ability to efficiently distribute merchandise;
●	timing and type of, and customer response to, sales events, promotional activities or other advertising;
●	the effectiveness of our inventory management;
●	new merchandise introductions; and
●	our ability to execute our business strategy effectively.

In addition, consumers are increasingly using on-line retailers for their fashion purchases, shifting sales away from brick-and-mortar stores to e-commerce channels. This shift in shopping preference has resulted, and may continue to result, in decreased traffic in our physical stores, which could reduce sales at our physical stores and, in turn, negatively affect our business and financial results.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand. We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2017, we added 5.8 million new members, and purchases from Shoe Perks members increased to 70% of net sales. Shoe Perks members on average spent 20% more per transaction than non-members in fiscal 2017. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

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

Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages or terrorist attack, computer viruses and security breaches, which may require significant investment to fix or replace. If our distribution center is shut down for any reason, if our information technology systems do not operate effectively, or if we are the target of attacks or security breaches, we may suffer the loss of critical data, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce site and mobile app may be impacted, and we could experience other interruptions or delays to our operations. Our insurance only covers costs relating to specified, limited matters such as a shutdown due to fire and windstorms, as well as certain cyber-security incidents, but does not cover other events such as acts of war or terrorist attacks. Even in the event of a shutdown due to covered matters, our insurance may not be sufficient, or the insurance proceeds may not be paid to us in a timely fashion. Shutdowns or information technology disruptions could have an adverse effect on our operating and financial performance.

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

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our business strategy and meet our other liquidity needs. In fiscal 2018, capital expenditures are expected to range from $10 million to $11 million. Our actual costs may be greater than anticipated. We also require working capital to support inventory for our existing stores. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs. If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations. Digital commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. We sell shoes and related accessories through our website at www.shoecarnival.com. We fulfill e-commerce orders from our store locations and, during peak periods, from our distribution center. We anticipate that the percentage of our sales through our e-commerce site will continue to grow and thus the risks associated with these operations could have a material impact on our overall operations. However, our e-commerce operations may not achieve growing sales and profitability. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware, software and service providers, and the need to invest in additional computer systems. Any significant interruptions in the operations of these third party providers, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, our ability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information. Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial position and cash flows.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors. Our primary footwear manufacturers are located in China and East Asia. A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits. In addition, we do not control our vendors or their labor and business practices. The violation of labor, product safety or other laws by one of our vendors could have an adverse effect on our business and reputation.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

●	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest and natural disasters;
●	import duties, import quotas, tariffs, anti-dumping duties, and other trade sanctions;
●	modifications to international trade policy and/or existing trade agreements and other changes affecting United States trade relations with other countries;
●	problems with oceanic shipping, including shipping container shortages and piracy;
●	port congestion at arrival ports causing delays;
●	additional oceanic shipping costs to reach non-congested ports;
●	inland transit costs and delays resulting from port congestion;

●	economic crises and international disputes;

●	currency exchange rate fluctuations;
●	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
●	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
●	compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing, environmental requirements and anti-corruption laws.

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations. As part of our growth strategy, we intend to continue to invest in our multi-channel initiatives, which will require substantial investment in technology. We also intend to open new stores; however, we may not be able to open all of the new stores contemplated by our growth strategy and the new stores that we open may not be as profitable as existing stores.

The complexity of our operations and management responsibilities will increase as we execute our growth strategy. Our growth strategy requires that we continue to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we create more opportunities to connect with our customers through our multi-channel initiatives and as we open new stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the multi-channel initiatives or new stores into our business.

If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations. The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

●	the acceptance of the Shoe Carnival concept in new markets;
●	our ability to provide adequate distribution to support growth;
●	our ability to source sufficient levels of inventory to meet the needs of new stores and for our Ship From Store, Shoes 2U, Buy Online Pick Up In Stores and Buy Online Ship To Store services;
●	our ability to resolve downtime or technical issues related to our e-commerce site, our mobile app, our third party order management and fulfillment systems, and all other related systems that support our multi-channel strategy;
●	our ability to execute multi-channel advertising and marketing campaigns to effectively communicate our message to our customers and our employees;
●	our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;
●	particularly if we expand into new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective brand recognition;
●	the availability of financing for capital expenditures and working capital requirements;
●	our ability to improve costs and timing associated with opening new stores; and
●	the impact of new stores on sales or profitability of existing stores in the same market.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. In fiscal 2017, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 46% of our net sales. Nike, Inc. accounted for approximately 35% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with our suppliers.

Our quarterly operating results will fluctuate due to seasonality, weather conditions and other factors. Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances, weather conditions and the timing of sales and costs associated with opening new stores and closing existing stores.

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

Other factors that may affect our quarterly results of operations include:

●	fashion trends;
●	the timing of income tax refunds to customers;
●	the effectiveness of our inventory management;
●	changes in general economic conditions and consumer spending patterns; and
●	actions of competitors or co-tenants.

If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) have resulted, and in the future may result in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources. We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require us to devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

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

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend, and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2018. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

We are controlled by our principal shareholder. J. Wayne Weaver, our Chairman of the Board of Directors and principal shareholder, and his spouse together beneficially own approximately 17.7% of our outstanding common stock. Mr. Weaver’s adult son is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Bradley Wayne Weaver, and, as a result, beneficially owns the approximately 5.9% of our outstanding common stock held by such trust. Mr. Weaver’s adult daughter is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Leigh Anne Weaver, and, as a result, beneficially owns the approximately 5.9% of our outstanding common stock held by such trust. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from or be opposed to the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

The following table identifies the number of our stores in each state and Puerto Rico as of February 3, 2018:

State/Territory		State/Territory
Alabama	11	New Jersey	3
Arkansas	11	New York	3
Arizona	4	North Carolina	19
Colorado	4	North Dakota	4
Delaware	1	Ohio	21
Florida	28	Oklahoma	7
Georgia	17	Pennsylvania	16
Idaho	4	Puerto Rico	8
Iowa	11	South Carolina	11
Illinois	30	South Dakota	2
Indiana	29	Tennessee	19
Kansas	5	Texas	47
Kentucky	12	Utah	3
Louisiana	11	Virginia	8
Michigan	17	Wisconsin	3
Missouri	22	West Virginia	5
Mississippi	6	Wyoming	1
Montana	2	Total Stores	408
Nebraska	3

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

Market Information and Holders

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993. As of March 23, 2018, there were approximately 108 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2017.

The quarterly intraday high and low trading prices, in addition to dividends per share, were as follows:

Fiscal 2017	High	Low	Dividends Per Share

First Quarter	$27.96	$22.82	$0.07
Second Quarter	25.58	17.56	0.075
Third Quarter	23.75	15.08	0.075
Fourth Quarter	28.38	17.94	0.075

Fiscal 2016

First Quarter	$28.14	$21.26	$0.065
Second Quarter	27.86	21.16	0.07
Third Quarter	30.13	24.82	0.07
Fourth Quarter	31.79	23.44	0.07

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

On March 22, 2018, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2018.  The quarterly cash dividend of $0.075 per share will be paid on April 23, 2018 to shareholders of record as of the close of business on April 9, 2018.

Issuer Purchases of Equity Securities

Throughout fiscal 2017, we issued treasury shares to employees in the form of restricted stock awards. We also repurchased 45,401 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards. It is our intention to continue these practices as they relate to the issuance of treasury shares.

On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2018. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2018, and in accordance with applicable laws, rules and regulations. On January 19, 2018, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange

Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 3, 2018, no shares had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2016 and expired in accordance with its terms on December 31, 2017. At its expiration, we had purchased approximately 1.5 million shares at an aggregate cost of $37.0 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2017:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs(2)

October 29, 2017 to November 25, 2017	0	$0.00	0	$13,037,000
November 26, 2017 to December 30, 2017	0	$0.00	0	$13,037,000
December 31, 2017 to February 3, 2018	3,683	$22.26	0	$50,000,000
	3,683		0

(1)	Represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

(2)	On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2018 and expiring on December 31, 2018. The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2016, and expired in accordance with its terms on December 31, 2017.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2017	2016	2015	2014	2013
Income Statement Data:
Net Sales	$1,019,154	$1,001,102	$983,968	$940,162	$884,785
Cost of sales (including buying, distribution and occupancy costs)	722,885	711,867	693,452	666,483	625,468
Gross Profit	296,269	289,235	290,516	273,679	259,317
Selling, general and administrative expenses	258,568	251,323	243,883	231,826	215,650
Operating income	37,701	37,912	46,633	41,853	43,667
Interest income	(4)	(6)	(39)	(14)	(12)
Interest expense	292	169	168	165	173
Income before income taxes	37,413	37,749	46,504	41,702	43,506
Income tax expense	18,480	14,232	17,737	16,175	16,635
Net income	$18,933	$23,517	$28,767	$25,527	$26,871

Net income per share:
Basic	$1.15	$1.28	$1.45	$1.27	$1.33
Diluted	$1.15	$1.28	$1.45	$1.27	$1.32

Weighted average shares:
Basic	16,220	18,017	19,417	19,777	19,926
Diluted	16,227	18,022	19,427	19,791	19,947

Dividends declared per share	$0.295	$0.275	$0.255	$0.24	$0.24

Selected Operating Data:
Stores open at end of year	408	415	405	400	376
Square footage of store space
at year end (000’s)	4,391	4,526	4,465	4,419	4,147
Average sales per store (000’s) (2)	$2,419	$2,367	$2,407	$2,390	$2,425
Average sales per square foot (2) (4)	$229	$224	$224	$221	$223
Comparable store sales (2)(3)	0.3%	0.5%	3.0%	1.8%	0.0%
Balance Sheet Data:
Cash and cash equivalents	$48,254	$62,944	$68,814	$61,376	$48,253
Total assets	$415,580	$458,478	$481,093	$465,016	$436,851
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$307,302	$318,882	$339,802	$331,198	$316,872

(1)	Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2017, 2016, 2015, 2014, and 2013 relate respectively to the fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)	Selected Operating Data for fiscal 2017 has been adjusted to a comparable 52-week period ended January 27, 2018. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for fiscal 2017 compare the 52-week period ended January 27, 2018 to the 52-week period ended January 28, 2017.

(3)	Comparable store sales for the periods indicated include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. Our e-commerce sales were included in comparable sales starting with fiscal 2013. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

(4)	Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2017, 2016 and 2015 relate respectively to the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Executive Summary

Overview

Net income decreased to $18.9 million in fiscal 2017, or $1.15 per diluted share, compared to net income of $23.5 million, or $1.28 per diluted share, in fiscal 2016. Despite a mid-single digit decline in store traffic, comparable store sales increased by 0.3% in fiscal 2017, and we generated low single-digit positive conversion rates, primarily due to continued progress with our multi-channel strategy. From a balance sheet perspective, we focused on effectively managing inventory levels throughout the year, ending fiscal 2017 with inventories down $19.1 million, or 5.2% year-over-year on a per store basis.

Highlights of our performance in fiscal 2017 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:

●	Net sales increased $18.1 million, or 1.8%, during fiscal 2017 compared to fiscal 2016. Of the $18.1 million increase in net sales, approximately $23.3 million was attributable to the 38 new stores we opened since the beginning of fiscal 2016 and $16.1 million was attributable to the stores in our comparable store sales base. This net sales increase was partially offset by the loss of $21.3 million in sales from the 35 stores closed since the beginning of fiscal 2016. Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2017 (the 53rd week). Net sales of approximately $13.0 million were recorded in this extra week, which are included in the total net sales increase of $18.1 million described above.

●	Comparable store sales for the 52-week period ended January 27, 2018, increased 0.3% despite a mid-single digit decline in store traffic. We posted mid-single digit comparable store sales increases in women’s and children’s athletics and low single-digit comparable store sales increases in men’s boots, adult dress shoes and accessories. We posted overall comparable store sales decreases in men’s, women’s and children’s non-athletic product, particularly in women’s boots, which posted decreases in the low-double digit range. We believe the decrease in comparable store sales in these categories was primarily due to the planned reduction of our promotional cadence, which included the closure of all of our stores on Thanksgiving Day.

●	Our gross profit margin increased to 29.1% in fiscal 2017 from 28.9% in the prior year. Our merchandise margin increased 0.2% while buying, distribution and occupancy costs, as a percentage of sales, remained flat compared to the prior year. Our merchandise margin increased primarily due to a $3.3 million gain on insurance proceeds recorded to cost of sales related to hurricane affected stores. This gain was partially offset by an increase in expenses related to our multi-channel sales initiatives.

●	In December 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which reduced our maximum corporate tax rate from 35% to 21%, effective January 1, 2018. This rate change primarily impacted selling, general and administrative expense and income tax expense. In selling, general and administrative expense, we recorded a $1.9 million increase in stock-based compensation expense due to the change in anticipated vesting of performance-based restricted stock awards. Additionally, we re-measured our deferred tax assets and liabilities using the new, lower tax rate, which resulted in a $4.4 million charge to income tax expense.

●	We repurchased approximately 1.3 million shares of common stock during fiscal 2017 at a total cost of $29.8 million under our share repurchase programs and ended fiscal 2017 with $48.3 million in cash and cash equivalents. We ended fiscal 2017 with no outstanding bank debt.

●	In fiscal 2017 we continued to focus on key initiatives that we believe will help maximize customer opportunities and manage customer relationships. During the year, we relaunched our e-commerce and mobile storefronts on a new platform, which is designed to improve our customer journey and will allow us to provide more relevant and personalized shopping experiences for our customers. We also continued to invest in our CRM strategy, which is intended to focus our entire organization on a more customer-centric model.

●	In fiscal 2017, we increased membership in our Shoe Perks customer loyalty program by an additional 5.8 million members, which brought total membership to 19.3 million customers at the end of the fiscal year. For the year, member sales accounted for approximately 70% of our total business and members on average spent 20% more per transaction than non-members. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

●	We opened 19 stores, relocated three stores and closed 26 stores during fiscal 2017, ending the year with 408 stores.

●	We recorded impairments of long-lived assets totaling $5.1 million on 47 underperforming, domestic stores in fiscal 2017.

Fiscal 2018

In fiscal 2018 we will continue to focus on key initiatives that will allow us to deepen our relationship with our customers, continue to integrate digital and physical touchpoints and create innovative pathways in order to create an optimal customer experience.

●	We will continue to implement and evolve our CRM strategy, and believe that with the changing retail environment, one-on-one communication with our customers is critical to long-term success. Our loyalty data is key in the development of customer segmentation for our high value shoppers, and we are in the process of analyzing and unifying this data in order to develop deeper customer insights. By leveraging these insights, we believe we are well positioned to better serve and stay connected to our customers and further differentiate the Shoe Carnival brand.

●	In addition to customer segmentation, we will continue to enhance our understanding of the diverse channels and choices that face our customers and identify challenges they face in their journey. We are committed to finding solutions to these challenges and believe the modern consumer is seeking an enjoyable, painless and seamless shopping experience.

●	During the second quarter, we plan to launch Shoe Perks 2.0, our updated loyalty program. Shoe Perks 2.0 is designed to incentivize high-valued customers and make Shoe Carnival the store of choice for their footwear purchases.

●	We plan to launch a vendor drop ship program in fiscal 2018. Vendor drop ship is an expansion of our e-commerce model that will allow us to sell products on our e-commerce site and then fulfill and ship these orders from vendor locations. We plan to launch this initiative with a small number of vendors, and after a brief test period, roll the program out to multiple vendor partners. We believe this program has the potential to increase product offerings, test products and reduce costs with the added benefit of minimal capital investment.

●	In February, we launched the first brand-landing page on our e-commerce site with our largest brand. We believe brand-landing pages will enhance our e-commerce site and make Shoe Carnival more relevant in the market place.

●	Our merchant team will continue to effectively manage inventory and analyze assortment with the goal of reducing per store inventories through product and brand reductions while also increasing depth in key items.

●	We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick-and-mortar stores across large, mid and smaller markets. During fiscal 2018, we anticipate opening approximately three new stores and relocating one store.

●	Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the store. Based on this analysis, we currently expect to close approximately 25 to 30 stores in fiscal 2018. Even though this could reduce our overall net sales volume, we believe this strategy would realize long-term improvement in operating income and diluted earnings per share.

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results.  These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  The accounting policies that require more significant judgments are included below.

Merchandise Inventories – Our merchandise inventories are stated at the lower of cost or net realizable value as of the balance sheet date and consist primarily of dress, casual and athletic footwear for women, men and children. The cost of our merchandise is determined using the first-in, first-out valuation method (FIFO). For determining market value, we estimate the future demand and related sale price of merchandise in our inventory. The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

We review our inventory at the end of each quarter to determine if it is properly stated at the lower of cost or net realizable value. Factors considered include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of February 3, 2018, totaled $260.5 million, representing approximately 63% of total assets. Merchandise inventories as of January 28, 2017, totaled $279.6 million, representing approximately 61% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. Our net long-lived assets as of February 3, 2018, and January 28, 2017, totaled $86.3 million and $96.2 million, respectively, representing approximately 21% of total assets for both fiscal years. From our evaluations performed during fiscal 2017, we recorded impairments of long-lived assets of $5.1 million on 47 underperforming domestic stores. From our evaluations performed during fiscal 2016, we recorded impairments of $4.5 million on 19 stores, which included $3.6 million of impairments for seven stores located in Puerto Rico. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 3, 2018 and January 28, 2017, our self-insurance reserves totaled $3.6 million and $3.4 million, respectively. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and eliminating or limiting deduction of several expenses which were previously deductible. We calculated our best estimate of the impact of the Tax Act in our fiscal 2017 financial statements in accordance with our understanding of the Tax Act and guidance available as of the filing of this Annual Report on Form 10-K. As a result, we recorded

$4.4 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The amount is related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. We also calculated our fiscal 2017 income tax expense using a blended rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year that the respective tax rates were in effect. We have determined that these provisions are the only provisions of the Tax Act that impact fiscal 2017 results. In accordance with Staff Accounting Bulletin No. 118, any adjustments to the provisional amounts recorded in the fourth quarter of fiscal 2017 will be reported as a component of our income tax provision during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018. We continue to evaluate the impact of the Tax Act.

See Note 8 – “Income Taxes”, for additional information regarding the impact of the Tax Act on our fiscal 2017 consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2017	2016	2015
Net Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.9	71.1	70.5
Gross profit	29.1	28.9	29.5
Selling, general and administrative expenses	25.4	25.1	24.8
Operating income	3.7	3.8	4.7
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	3.7	3.8	4.7
Income tax expense	1.8	1.4	1.8
Net income	1.9%	2.4%	2.9%

In the regular course of business, we offer our customers sales incentives, including coupons, discounts, and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales. Comparable store sales for the periods indicated below include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view the e-commerce sales as an extension of our physical stores.

2017 Compared to 2016

Net Sales

Net sales increased $18.1 million to $1.019 billion for fiscal 2017, a 1.8% increase, from net sales of $1.001 billion for fiscal 2016. Of the $18.1 million increase in net sales, approximately $23.3 million was attributable to the 38 new stores we opened since the beginning of fiscal 2016 and $16.1 million was attributable to the stores in our comparable store sales base. Comparable store sales for the 52-week period ended January 27, 2018, increased 0.3%. Despite a mid-single digit decline in store traffic, we experienced increases in our conversion rate, average sales per transaction, average units per transaction and average unit retail. The $18.1 million increase in net sales was partially offset by the loss of $21.3 million in sales from the 35 stores closed since the beginning of fiscal 2016. Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2017 (the 53rd week). Net sales of approximately $13.0 million were recorded in this extra week, which are included in the total net sales increase of $18.1 million described above.

Gross Profit

Gross profit increased $7.0 million to $296.3 million in fiscal 2017, primarily because of the increase in net sales. Our gross profit margin in fiscal 2017 increased to 29.1% from 28.9% in the prior fiscal year. Our merchandise margin increased 0.2% while buying, distribution and occupancy costs, as a percentage of sales, remained flat compared to the prior year. Our merchandise margin increased primarily due to a $3.3 million gain on insurance proceeds recorded to cost of sales related to hurricane affected stores. This gain was partially offset by an increase in shipping expense related to our multi-channel sales initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.2 million to $258.6 million in fiscal 2017 compared to $251.3 million in the prior year. As a percentage of sales, these expenses increased to 25.4% in fiscal 2017 from 25.1% in fiscal 2016. Significant changes in expense between the periods are as follows:

●	On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in contracted services, wages, stock-based compensation, employee health care and incentive compensation, partially offset by reductions in advertising expense and security personnel.
●	We incurred additional selling expense of $929,000 during fiscal 2017 compared to the prior year related to the operation of 38 new stores opened since the beginning of fiscal 2016, net of expense reductions associated with the closure of 35 stores since the beginning of the same period.
●	Contracted services expense increased $1.4 million in fiscal 2017 primarily due to consulting fees related to our CRM initiative.
●	Stock-based compensation expense increased $1.2 million in fiscal 2017 compared to fiscal 2016 primarily due to the impact of the Tax Act on anticipated vesting of performance-based restricted stock.
●	Incentive compensation increased $937,000 in fiscal 2017 compared to the prior year. This increase was primarily attributable to achieving certain goals associated with our performance-based compensation during fiscal 2017.

Pre-Opening Costs

In fiscal 2017, pre-opening costs included in selling, general and administrative expenses were $827,000, or 0.08% as a percentage of sales, compared to $886,000, or 0.09% as a percentage of sales, for fiscal 2016. We opened 19 stores during fiscal 2017 at an average cost of $44,000 compared to 19 stores last year at an average cost of $47,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store Closing Costs

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2017 was $7.7 million, or 0.8% as a percentage of sales. Store closing costs in fiscal 2017 were related to the 26 stores we closed during the year and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. We recorded impairments of long-lived assets totaling $5.1 million on 47 underperforming, domestic stores in fiscal 2017.

The portion of store closing costs and non-cash asset impairment charges included in selling, general and administrative expenses for fiscal 2016 was $5.6 million, or 0.6% as a percentage of sales. Store closing costs in fiscal 2016 were related to the nine stores we closed during the year and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. We recorded impairments of long-lived assets totaling $4.5 million on 19 stores in fiscal 2016. This included $3.6 million of impairments of long-lived assets associated with seven of our stores located in Puerto Rico.

The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Income Taxes

In December 2017, the Tax Act was enacted, which reduced our maximum corporate tax rate from 35% to 21%. This rate change primarily impacted selling, general and administrative expenses and income tax expense in fiscal 2017. In selling, general and administrative expenses, we recorded a $1.9 million increase in stock-based compensation expense due to the change in anticipated vesting of performance-based restricted stock awards. Additionally, we re-measured our deferred tax assets and liabilities using the new, lower tax rate, which resulted in a $4.4 million charge to income tax expense recorded in the fourth quarter of fiscal 2017. Primarily due to this adjustment to deferred tax assets and liabilities, our effective income tax rate increased 11.7 percentage points to 49.4% in fiscal 2017 compared to 37.7% in fiscal 2016. Our provision for income tax expense is based on the current estimate of our annual effective tax rate.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.4 million to $251.3 million in fiscal 2016 compared to $243.9 million in the prior year. As a percentage of sales, these expenses increased to 25.1% in fiscal 2016 from 24.8% in fiscal 2015. Significant changes in expense between the periods included the following:

●	On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in non-cash impairments and fixed asset write-offs, wages, other employee benefits, advertising and depreciation expense, partially offset by reductions in incentive compensation and employee health care expense in addition to an increase in insurance proceeds received in fiscal 2016 compared to the prior year.
●	We incurred additional selling expense of $2.3 million during fiscal 2016 compared to the prior year related to the operation of 39 new stores opened since the beginning of fiscal 2015, net of expense reductions associated with the closure of 24 stores since the beginning of the same period.

●	Stock-based compensation expense increased $120,000 in fiscal 2016 compared to fiscal 2015. This was primarily attributable to the expense related to performance and service-based stock awards granted in fiscal 2016, partially offset by management adjustments related to the timing and probability of the vesting of performance-based stock awards and the net impact of the related adjustments on stock-based compensation expense.
●	Incentive compensation decreased $2.0 million in fiscal 2016 compared to the prior year. This decrease was primarily attributable to lower financial performance against the defined metrics associated with our performance-based compensation during fiscal 2016.

Pre-Opening Costs

In fiscal 2016, pre-opening costs included in selling, general and administrative expenses were $886,000, or 0.09% as a percentage of sales, compared to $1.2 million, or 0.10% as a percentage of sales, for fiscal 2015. We opened 19 stores during fiscal 2016 at an average cost of $47,000 compared to 20 stores in fiscal 2015 at an average cost of $60,000. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2017	2016	2015

Net income	$18,933	$23,517	$28,767
Depreciation and amortization	23,804	23,699	23,078
Stock-based compensation	5,017	3,822	3,702
Loss on retirement and impairment of assets, net	5,511	4,794	1,770
Deferred income taxes	1,418	(1,381)	(3,035)
Lease incentives	4,818	3,825	6,604
Changes in operating assets and liabilities	(12,160)	10,132	2,840
Other operating activities	(6,993)	(4,619)	(5,171)
Net cash provided by operating activities	40,348	63,789	58,555
Net cash used in investing activities	(19,653)	(21,832)	(27,651)
Net cash used in financing activities	(35,385)	(47,827)	(23,466)
Net (decrease) increase in cash and cash equivalents	$(14,690)	$(5,870)	$7,438

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $40.3 million, $63.8 million and $58.6 million in fiscal years 2017, 2016 and 2015, respectively. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. Working capital was $263.8 million, $265.5 million and $282.1 million at February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Working capital decreased $1.7 million at February 3, 2018 compared to January 28, 2017 primarily due to a $19.1 million decrease in merchandise inventories and a $14.7 million decrease in cash and cash equivalents partially offset by a $26.1 million decrease in accounts payable and a $3.4 million decrease in accrued and other liabilities. Working capital decreased $16.6 million at January 28, 2017 compared to January 30, 2016 primarily due to a $13.2 million decrease in merchandise inventories and a $5.9 million decrease in cash and cash equivalents. The current ratio was 5.7, 4.1 and 4.2 at February 3, 2018, January 28, 2017 and January 30, 2016, respectively. The current ratio increased 39% at February 3, 2018 compared to January 28, 2017 primarily due to a $29.5 million decrease in accounts payable and accrued liabilities.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures. During fiscal 2017, we expended $19.7 million for the purchase of property and equipment, of which $13.5 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2016, we expended $21.8 million for the purchase of property and equipment, of which $16.4 million was for the construction and fixturing of new stores, remodeling and relocations. During fiscal 2015, we expended $27.9 million for the purchase of property and equipment, of which $18.2 million was for the construction of new stores, remodeling and relocations. The remaining capital expenditures in all periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments, share repurchases, and payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises, purchases under our Employee Stock Purchase Plan, and borrowings under our credit facility.

During fiscal 2017, net cash used in financing activities was $35.4 million compared to net cash used in financing activities of $47.8 million during fiscal 2016 and $23.5 million in fiscal 2015. The decrease in cash used in financing activities in fiscal 2017 was primarily attributable to a reduction in share repurchases compared to the prior year. There was $29.8 million of common stock repurchased under our share repurchase program in fiscal 2017 compared to $42.6 million of common stock repurchased under the share repurchase program in fiscal 2016 and $18.8 million of common stock repurchased under the share repurchase program during fiscal 2015.

Store Openings and Closings – Fiscal 2017

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

In fiscal 2017, we opened 19 new stores. On a per-store basis, the initial inventory investment for stores opened averaged $397,000, capital expenditures averaged $490,000 and lease incentives received from landlords averaged $164,000.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses totaled approximately $1.3 million for fiscal 2017, or an average of $70,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2016, we opened 19 new stores and expended $1.6 million on pre-opening expenses, or an average of $85,000 per store. The decrease in the average expense per new store was primarily the result of a decrease in pre-opening rent expense.

We closed 26 stores during fiscal 2017 and nine stores during fiscal 2016. Total store closing costs were $6.5 million in fiscal 2017 and $5.1 million in fiscal 2016, which included non-cash impairment charges on fixed assets of $5.1 million in fiscal 2017 and $4.5 million in fiscal 2016, as well as normal costs associated with closing a store and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Capital Expenditures – Fiscal 2018

Capital expenditures are expected to be $10 million to $11 million in fiscal 2018. Of our total capital expenditures, approximately $1 million is expected to be used for new store construction and fixturing and approximately $5 million will be used to remodel approximately 9% of our existing store base. Lease incentives to be received from landlords are expected to total approximately $471,000. The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology, normal asset replacement activities and one store relocation. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, and the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

Store Openings and Closings – Fiscal 2018

We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick-and-mortar stores across large, mid and smaller markets. During fiscal 2018, we anticipate opening approximately three new stores and relocating one store.

We remain committed to long-term strategic store growth; however, with the changing landscape in brick-and-mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach.

Although our traditional store prototype utilizes between 7,000 and 10,000 square feet of leased area, we have begun rolling out scalable store prototypes that reflect the diverse population densities of our markets. These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability. Capital invested in new stores in fiscal 2018 is expected to average approximately $308,000 with landlord incentives averaging $74,000. The average initial inventory investment in our stores is expected to range from $360,000 to $480,000, depending on the size and sales expectation of the store and the timing of the new store opening.

Pre-opening expenses per store included in cost of sales and selling, general and administrative expenses are expected to increase in fiscal 2018 compared to fiscal 2017, averaging approximately $111,000 per store. The expected increase in average pre-opening expense per store for fiscal 2018 is primarily due to higher expected costs associated with advertising in large, existing markets.

Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the store. Based on this analysis, we currently expect to close approximately 25 to 30 stores in fiscal 2018. Even though this could reduce our overall net sales volume, we believe this strategy would realize long-term improvement in operating income and diluted earnings per share. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease. We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

In fiscal 2017 four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.07 per share and the dividends paid for the remaining three quarters were increased to $0.075 per share. During fiscal 2016, the first quarter dividend was in the amount of $0.065 per share and the dividends for the remaining three quarters were $0.07 per share. During fiscal 2015, the first quarter dividend was in the amount of $0.06 per share and the remaining three quarters were $0.065 per share. During fiscal years 2017, 2016 and 2015, we returned $4.8 million, $5.0 million and $5.0 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2018. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2018, and in accordance with applicable laws, rules and regulations. On January 19, 2018, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 3, 2018, no repurchases had been made under the new share repurchase program and we had $50 million available for future repurchases. From February 4, 2018 through March 27, 2018, we repurchased approximately 475,000 shares under the new share repurchase program at an aggregate cost of $11.0 million. As a result, as of March 27, 2018, the amount that remained available under our share repurchase program was approximately $39.0 million.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2016 and expired in accordance with its terms on December 31, 2017. At its expiration, we had purchased approximately 1.5 million shares at an aggregate cost of $37.0 million under the prior repurchase program.

Contractual Obligations

Significant contractual obligations as of February 3, 2018 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2018	2019 & 2020	2021 & 2022	2023 and after
Letters of credit	$1,200	$1,200	$—	$—	$—
Operating leases	323,023	63,010	107,063	84,356	68,594
Purchase commitments	390,115	385,671	2,348	2,078	18
Deferred compensation	11,556	183	17	44	11,312
Total contractual obligations	$725,894	$450,064	$109,428	$86,478	$79,924

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date. We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Except for operating leases, the balances included in the “2023 and after” column of the contractual obligations table include amounts where we are not able to reasonably estimate the timing of the potential future payments. Estimated interest payments on our credit facility are not included in the above table as our credit facility provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes.

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and, (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of February 3, 2018. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at February 3, 2018. As of February 3, 2018, $48.8 million was available to us for additional borrowings under the credit facility.

See Note 6 – “Long-Term Debt”, Note 7 – “Leases”, Note 8 – “Income Taxes” and Note 9 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There were no assignments of operating leases to third parties in fiscal 2017 or fiscal 2016. We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for obligations accruing after the date of these assignments in connection with these locations. Except for operating leases entered into in the normal course business, we did not have any off-balance sheet arrangements as of February 3, 2018. See Note 7 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report for further discussion of our lease obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $24,000 for fiscal 2017. We had no borrowings under our credit facility during fiscal 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 2, 2018

We have served as the Company’s auditor since 1988.

Shoe Carnival, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	February 3, 2018	January 28, 2017
Assets
Current Assets:
Cash and cash equivalents	$48,254	$62,944
Accounts receivable	6,270	4,424
Merchandise inventories	260,500	279,646
Other	5,562	4,737
Total Current Assets	320,586	351,751
Property and equipment – net	86,276	96,216
Deferred income taxes	8,182	9,600
Other noncurrent assets	536	911
Total Assets	$415,580	$458,478

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$41,739	$67,808
Accrued and other liabilities	15,045	18,488
Total Current Liabilities	56,784	86,296
Deferred lease incentives	29,024	30,751
Accrued rent	10,132	11,255
Deferred compensation	11,372	10,465
Other	966	829
Total Liabilities	108,278	139,596

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,529,227 and 20,569,198 shares issued, respectively	205	206
Additional paid-in capital	65,458	65,272
Retained earnings	326,738	312,641
Treasury stock, at cost, 3,582,068 and 2,433,925 shares, respectively	(85,099)	(59,237)
Total Shareholders’ Equity	307,302	318,882
Total Liabilities and Shareholders’ Equity	$415,580	$458,478

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	February 3, 2018	January 28, 2017	January 30, 2016

Net sales	$1,019,154	$1,001,102	$983,968
Cost of sales (including buying, distribution and occupancy costs)	722,885	711,867	693,452

Gross profit	296,269	289,235	290,516
Selling, general and administrative expenses	258,568	251,323	243,883

Operating income	37,701	37,912	46,633
Interest income	(4)	(6)	(39)
Interest expense	292	169	168

Income before income taxes	37,413	37,749	46,504
Income tax expense	18,480	14,232	17,737

Net income	$18,933	$23,517	$28,767

Net income per share:
Basic	$1.15	$1.28	$1.45
Diluted	$1.15	$1.28	$1.45

Weighted average shares:
Basic	16,220	18,017	19,417
Diluted	16,227	18,022	19,427

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock
	Issued	Treasury	Amount		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance at January 31, 2015	20,673	(381)	$207		$67,389	$270,686	$(7,084)	$331,198
Stock option exercises		15			(125)		280	155
Dividends ($0.255 per share)						(5,145)		(5,145)
Stock-based compensation income tax benefit					120			120
Employee stock purchase plan purchases		10			20		216	236
Restricted stock awards	(69)	212		(1)	(3,980)		3,981	0
Shares surrendered by employees to pay taxes on restricted stock		(3)					(86)	(86)
Purchase of common stock for Treasury		(809)					(18,824)	(18,824)
Stock-based compensation expense					3,381			3,381
Net income						28,767		28,767

Balance at January 30, 2016	20,604	(956)	206		66,805	294,308	(21,517)	339,802
Dividends ($0.275 per share)						(5,184)		(5,184)
Stock-based compensation income tax benefit					3			3
Employee stock purchase plan purchases		10			(10)		233	223
Restricted stock awards	(35)	225			(5,072)		5,072	0
Shares surrendered by employees to pay taxes on restricted stock		(16)					(421)	(421)
Purchase of common stock for Treasury		(1,697)					(42,604)	(42,604)
Stock-based compensation expense					3,546			3,546
Net income						23,517		23,517

Balance at January 28, 2017	20,569	(2,434)	206		65,272	312,641	(59,237)	318,882
Adoption of Accounting Standards Update No. 2016-09					(188)	188		0
Stock option exercises		7			(114)		168	54
Dividends ($0.295 per share)						(5,024)		(5,024)
Employee stock purchase plan purchases		10			(44)		249	205
Restricted stock awards	(40)	139		(1)	(4,545)		4,546	0
Shares surrendered by employees to pay taxes on restricted stock		(45)					(1,027)	(1,027)
Purchase of common stock for Treasury		(1,259)					(29,798)	(29,798)
Stock-based compensation expense					5,077			5,077
Net income						18,933		18,933
Balance at February 3, 2018	20,529	(3,582)	$205		$65,458	$326,738	$(85,099)	$307,302

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	February 3, 2018	January 28, 2017	January 30, 2016

Cash Flows From Operating Activities
Net income	$18,933	$23,517	$28,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,804	23,699	23,078
Stock-based compensation	5,017	3,822	3,702
Loss on retirement and impairment of assets, net	5,511	4,794	1,770
Deferred income taxes	1,418	(1,381)	(3,035)
Lease incentives	4,818	3,825	6,604
Other	(6,993)	(4,619)	(5,171)
Changes in operating assets and liabilities:
Accounts receivable	(951)	(2,293)	588
Merchandise inventories	19,146	13,232	(5,001)
Accounts payable and accrued liabilities	(30,132)	(982)	6,530
Other	(223)	175	723
Net cash provided by operating activities	40,348	63,789	58,555

Cash Flows From Investing Activities
Purchases of property and equipment	(19,653)	(21,832)	(27,901)
Proceeds from note receivable	0	0	250
Net cash used in investing activities	(19,653)	(21,832)	(27,651)

Cash Flow From Financing Activities
Borrowings under line of credit	88,600	0	0
Payments on line of credit	(88,600)	0	0
Proceeds from issuance of stock	259	223	391
Dividends paid	(4,819)	(5,028)	(5,037)
Excess tax benefits from stock-based compensation	0	3	90
Purchase of common stock for treasury	(29,798)	(42,604)	(18,824)
Shares surrendered by employees to pay taxes on restricted stock	(1,027)	(421)	(86)
Net cash used in financing activities	(35,385)	(47,827)	(23,466)
Net (decrease) increase in cash and cash equivalents	(14,690)	(5,870)	7,438
Cash and cash equivalents at beginning of year	62,944	68,814	61,376

Cash and Cash Equivalents at End of Year	$48,254	$62,944	$68,814

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$292	$170	$168
Cash paid during year for income taxes	$16,832	$14,696	$20,020
Capital expenditures incurred but not yet paid	$783	$168	$677

See notes to consolidated financial statements.

Shoe Carnival, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. Our primary activity is the sale of footwear and related products through our retail stores in 35 states within the continental United States and in Puerto Rico. We also offer online shopping on our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2017, 2016 and 2015 relate to the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $48.3 million at February 3, 2018 and $62.9 million at January 28, 2017. Credit and debit card receivables and receivables due from a third-party totaling $5.4 million and $4.9 million were included in cash equivalents at February 3, 2018 and January 28, 2017, respectively. Credit and debit card receivables generally settle within three days; receivables due from a third-party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 28, 2017, all invested cash was held in a money market account. There was no invested cash as of February 3, 2018. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of February 3, 2018 and January 28, 2017 included cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to its short-term nature. We did not have any financial liabilities measured at fair value for these periods. Non-financial assets measured at fair value included on our consolidated balance sheet as of February 3, 2018 and of January 28, 2017 were those long-lived assets for which an impairment charge has been recorded. We did not have any non-financial liabilities measured at fair value for these periods. See Note 3 – “Fair Value Measurements” for further discussion.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. For determining market value, we estimate the future demand and related sale price of merchandise contained in inventory as of the balance sheet date. The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves. Factors considered in determining if our inventory is properly stated at the lower of cost or net realizable value includes, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses. We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future. Our evaluations resulted in the recording of non-cash impairment charges of approximately $5.1 million and $4.5 million in fiscal years 2017 and 2016, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk, protecting us from individual and aggregate losses over specified dollar values. We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. As of February 3, 2018 and January 28, 2017, our self-insurance reserves totaled $3.6 million and $3.4 million, respectively. We record self-insurance reserves as a component of selling, general and administrative expenses in our Consolidated

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Statements of Income. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Consideration received after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale. Should the allowances received exceed the incremental cost, then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to cost of sales in future periods utilizing an average inventory turn rate.

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll, supplies and rent, incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred. Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $40.1 million, $42.9 million and $42.1 million in fiscal years 2017, 2016 and 2015, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on a fair value based method. Stock-based awards may include stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. This discount represents the difference between the market price and the employee purchase price. Stock-based compensation expense is included in selling, general and administrative expense.

We account for forfeitures as they occur in calculating stock-based compensation expense for the period. For performance-based stock awards, we estimate the probability of vesting based on the likelihood that the awards will meet their performance goals.

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

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and eliminating or limiting deduction of several expenses which were previously deductible. We calculated our best estimate of the impact of the Tax Act in our fiscal 2017 financial statements in accordance with our understanding of the Tax Act and guidance available as of the filing of this Annual Report on Form 10-K. As a result, we recorded $4.4 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The amount is related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. We also calculated our fiscal 2017 income tax expense using a blended rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year that the respective tax rates were in effect. We have determined that these provisions are the only provisions of the Tax Act that impact fiscal 2017 results. In accordance with Staff Accounting Bulletin No. 118, any adjustments to the provisional amounts recorded in the fourth quarter of fiscal 2017 will be reported as a component of our income tax provision during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018. We continue to evaluate the impact of the Tax Act.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying consolidated statements of income.

	Fiscal Year Ended
	February 3, 2018			January 28, 2017			January 30, 2016
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$18,933			$23,517			$28,767
Amount allocated to participating securities	(250)			(487)			(566)
Net income available for basic common shares and basic earnings per share	$18,683	16,220	$1.15	$23,030	18,017	$1.28	$28,201	19,417	$1.45

Diluted Earnings per Share:
Net income	$18,933			$23,517			$28,767
Amount allocated to participating securities	(250)			(487)			(566)
Adjustment for dilutive potential common shares	0	7		0	5		0	10
Net income available for diluted common shares and diluted earnings per share	$18,683	16,227	$1.15	$23,030	18,022	$1.28	$28,201	19,427	$1.45

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued guidance which approved a one year deferral of the guidance until annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We finalized our assessment of the new guidance, which we adopted on February 4, 2018, using a modified retrospective transition approach. Our new policy outlines a single, comprehensive model for accounting for revenue from contracts with customers. Based on this assessment, our review indicated cumulative-effect adjustments were required in connection with revenue for our multi-channel business and recognition of breakage revenue for unredeemed gift cards. These adjustments to beginning retained earnings did not have a material impact on our consolidated financial position, results of operations or cash flows as of the adoption date. Other areas impacted by the guidance include sales attributable to our loyalty program, in which points earned will be accounted for as a separate performance obligation and deferred using an estimated standalone selling price, and customer merchandise

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

returns, in which estimated returns will be presented as both an asset, equal to the cost of inventory, and a corresponding return liability, compared to the current practice of recording an estimated net return liability. We will also present enhanced disclosures beginning in the first quarter of fiscal 2018.

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

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. We adopted the provisions of this guidance on February 4, 2018. The adoption of this guidance did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data;
●	Level 3 – Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows, and are based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

The following table presents assets that are measured at fair value on a recurring basis at February 3, 2018 and January 28, 2017. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 3, 2018:
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

During the 53 weeks ended February 3, 2018, we recorded an impairment charge of $5.1 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $4.7 million. During the 52 weeks ended January 28, 2017, we recorded an impairment charge of $4.5 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $4.7 million.

Note 4 – Property and Equipment - Net

The following is a summary of property and equipment:

(In thousands)	February 3, 2018	January 28, 2017

Furniture, fixtures and equipment	$154,844	$154,391
Leasehold improvements	111,967	110,787
Total	266,811	265,178
Less accumulated depreciation and amortization	(180,535)	(168,962)
Property and equipment – net	$86,276	$96,216

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Note 5 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	February 3, 2018	January 28, 2017

Employee compensation and benefits	$3,231	$4,829
Self-insurance reserves	3,565	3,411
Gift cards	2,382	2,355
Sales and use tax	1,797	1,362
Other	4,070	6,531
Total accrued and other liabilities	$15,045	$18,488

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

The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and, (4) Distributions in the form of redemptions of Equity Interests can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. As of February 3, 2018, there were $1.2 million in letters of credit outstanding and $48.8 million available to us for borrowing under the Credit Agreement.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

There were no assignments of operating leases to third parties in fiscal 2017 or fiscal 2016. We assigned four store operating leases to separate third parties during fiscal 2015. Based on the terms of the assignments, we are not liable to the landlords for any future obligations that should arise in connection with these locations.

Rental expense for our operating leases consisted of:

(In thousands)	2017	2016	2015

Rentals for real property	$66,835	$65,900	$64,244
Contingent rent	70	92	83
Equipment rentals	41	62	59
Total	$66,946	$66,054	$64,386

Future minimum lease payments at February 3, 2018 were as follows:

(In thousands)	Operating Leases

2018	$63,010
2019	58,295
2020	48,768
2021	46,810
2022	37,546
Thereafter to 2031	68,594
Total	$323,023

Note 8 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2017	2016	2015

Current:
Federal	$14,579	$13,366	$18,366
State	2,241	1,997	2,267
Puerto Rico	242	250	249
Total current	17,062	15,613	20,882

Deferred:
Federal	2,383	(153)	(3,000)
State	(965)	(1,228)	(145)
Puerto Rico	2,500	(1,494)	(318)
Total deferred	3,918	(2,875)	(3,463)
Valuation allowance	(2,500)	1,494	318
Total provision	$18,480	$14,232	$17,737

We realized expense of $17,800 in fiscal year 2017 and a tax benefit of $2,900 and $120,000 in fiscal years 2016 and 2015, respectively, as a result of the exercise of stock options and the vesting of restricted stock. These amounts were recorded in income in fiscal 2017 and shareholder’s equity in fiscal 2016 and fiscal 2015 due to changes in the guidance for accounting for share-based compensation arrangements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements – continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2017	2016	2015

U.S. Federal statutory tax rate	33.7%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.0	2.1	2.7
Puerto Rico	0.7	0.2	0.3
Valuation allowance	(6.7)	4.0	0.7
Tax benefit of foreign losses	6.3	(3.6)	(0.6)
Remeasurement of deferred tax assets and liabilities due to the Tax Act	11.6	0.0	0.0
Other	0.8	0.0	0.0
Effective income tax rate	49.4%	37.7%	38.1%

We recorded $223,000, $224,000 and $327,000 in federal employment related tax credits in fiscal 2017, 2016 and 2015, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 3, 2018	January 28, 2017
Deferred tax assets:
Accrued rent	$2,464	$4,333
Accrued compensation	5,752	8,552
Accrued employee benefits	349	555
Inventory	699	1,125
Self-insurance reserves	518	758
Lease incentives	7,145	11,996
Net operating loss carry forward	1,218	3,719
Other	488	638
Total deferred tax assets	18,633	31,676
Valuation allowance	(1,217)	(3,717)
Total deferred tax assets – net of valuation allowance	17,416	27,959

Deferred tax liabilities:
Property and equipment	8,588	17,256
Capitalized costs	646	1,103
Total deferred tax liabilities	9,234	18,359
Long-term deferred income taxes, net	$8,182	$9,600

At the end of fiscal 2017, we estimated foreign net operating loss carry forwards of $3.2 million, which expire between fiscal 2023 and fiscal 2026. At February 3, 2018, we had a valuation allowance of $1.2 million against these net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

At February 3, 2018, January 28, 2017 and January 30, 2016, there were no unrecognized tax liabilities or related accrued penalties or interest in Other liabilities on the Consolidated Balance Sheets.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and eliminating or limiting deduction of several expenses which were previously deductible. We calculated our best estimate of the impact of the Tax Act in our fiscal 2017 financial statements in accordance with our understanding of the Tax Act and guidance available as of the filing of this Annual Report on Form 10-K. As a result, we recorded $4.4 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The amount is related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. We also calculated our fiscal 2017 income tax expense using a blended rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year that the respective tax rates were in effect. We have determined that these provisions are the only provisions of the Tax Act that impact fiscal 2017 results. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), any adjustments to the provisional amounts recorded in the fourth quarter of fiscal 2017 will be reported as a component of our income tax provision during the reporting period in which any such adjustments are determined, all of which will be reported no later than the fourth quarter of 2018. We continue to evaluate the impact of the Tax Act as further discussed below.

We are subject to the provisions of income tax guidance which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. However, in December 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements.

Although the $4.4 million of additional income tax expense represents what we believe is a reasonable estimate of the impact of the income tax effects of the Tax Act as of February 3, 2018, it should be considered provisional. In light of the complexity of the Tax Act, we anticipate additional interpretive guidance will be issued by the U.S. Treasury, and adjustments to the provisional amount recorded in the fourth quarter of fiscal 2017 during the one-year measurement period provided by SAB 118 are probable. Once we finalize certain tax positions when we file our 2017 U.S. tax return, we will be able to conclude whether any further adjustments are required to our deferred tax assets and liabilities.

Note 9 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $733,000, $695,000, and $656,000 in fiscal years 2017, 2016, and 2015, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year. This plan is similar to our Domestic Savings Plan whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $18,000, $15,000 and $10,000 in fiscal years 2017, 2016 and 2015, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995. The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 10,000, 10,000 and 10,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $205,000, $223,000 and $236,000 for fiscal years 2017, 2016 and 2015, respectively. At February 3, 2018, there were 84,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2017	2016	2015

Stock-based compensation expense before the recognized income tax benefit (1)	$36	$39	$41
Income tax benefit	$18	$15	$16

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer sponsored 401(k) plan. Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The plan is currently unfunded. Compensation expense for our match and earnings on the deferred amounts was $1.8 million for fiscal 2017 and $1.5 million for fiscal 2016. Compensation income for our match and earnings on the deferred amounts was $6,000 for fiscal 2015. The total deferred compensation liability at February 3, 2018 and January 28, 2017 was $11.6 million and $10.5 million, respectively.

Note 10 – Stock Based Compensation

Compensation Plan Summaries

At our 2017 annual meeting of shareholders held on June 13, 2017, our shareholders approved a new equity incentive plan, the Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which replaces our 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”). We may issue stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to eligible participants under the 2017 Plan. According to the terms of the 2017 Plan, upon approval of the 2017 Plan by our shareholders, no further awards may be made under the 2000 Plan. A maximum of 1,000,000 shares of our common stock are available for issuance and sale under the 2017 Plan. In addition, any shares of our common stock subject to an award granted under the 2017 Plan, or to an award granted under the 2000 Plan that was outstanding on the date our shareholders approved the 2017 Plan, that expires, is cancelled or forfeited, or is settled for cash will, to the extent of such cancellation, forfeiture, expiration or cash settlement, automatically become available for future awards under the 2017 Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs), restricted stock awards and restricted stock units. Stock options that were outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  During fiscal 2017, all remaining stock options were exercised.

Restricted stock awards issued to employees are classified as either performance-based or service-based.  Performance-based restricted stock awards historically were granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited. In fiscal 2016, we granted performance-based restricted stock awards that vest on March 31, 2019 if we achieve a specified level of annual earnings per diluted share in any of fiscal 2016, 2017 or 2018. Should the annual earnings per diluted share criteria not be met in any of three fiscal years, the restricted stock awards will be forfeited on March 31, 2019.  In fiscal 2017, we granted performance-based restricted stock awards with two-thirds vesting on March 31, 2019, and one third vesting on March 31, 2020. The number of shares vesting depends on whether the cumulative diluted earnings per share for fiscal 2017 and fiscal 2018 meet the threshold, target, or maximum levels. If performance goals are not achieved, the restricted stock will be forfeited.

Service-based restricted stock awards and restricted stock units typically are granted under one of four vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to the date of grant; (c) the full award would vest at the end of a 2-year service period subsequent to the date of grant; or (d) for our Directors, all restricted stock awards are issued to vest on January 2nd. of the year following the year of the grant. Awards that contain both performance and service-based conditions require that the performance target be met during the required service period.

Under the 2017 Plan, all dividends paid with respect to shares subject to the non-vested portion of a restricted stock award are subject to the same restrictions and risk of forfeiture as the shares of restricted stock to which such dividends relate. Recipients of restricted stock units will be entitled to receive dividend equivalents, based on dividends actually declared and paid, on the restricted stock units, and such dividend equivalents will be subject to the same restrictions and risk of forfeiture as the restricted stock units. For awards granted under the 2000 Plan, all shares of non-vested service-based restricted stock provide non-forfeitable rights to all dividends declared by the Company and dividends on non-vested performance-based restricted stock are subject to deferral until such times as the shares vest and are released.

Plan Specific Activity and End of Period Balance Summaries

Stock Options

No stock options have been granted since fiscal 2008. All outstanding options had vested as of the end of fiscal 2011, therefore no unrecognized compensation expense remains.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes stock option transactions pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2017	7,000	$7.63
Granted	0
Forfeited or expired	0
Exercised	(7,000)	7.63
Outstanding and exercisable at February 3, 2018	0	$0.00	0.00	$0

The following table summarizes information regarding options exercised:

(In thousands)	2017	2016	2015

Total intrinsic value (1)	$127	$0	$229
Total cash received	$54	$0	$155
Associated excess income tax benefits recorded	$0	$0	$57

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Restricted Stock

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 28, 2017	964,858	$22.63
Granted	274,346	24.09
Vested	(148,308)	23.87
Forfeited	(174,971)	18.67
Restricted stock at February 3, 2018	915,925	$23.62

The total fair value at grant date of restricted stock awards that vested during fiscal 2017, 2016 and 2015 was $3.5 million, $1.4 million and $478,000, respectively. The weighted-average grant date fair value of stock awards granted during fiscal 2016 and fiscal 2015 was $24.98 and $24.43, respectively.

The following table summarizes transactions for our restricted stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units at January 28, 2017	0	$0.00
Granted	4,000	19.55
Vested	0	0.00
Forfeited	0	0.00
Restricted stock units at February 3, 2018	4,000	$19.55

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards and restricted stock units:

(In thousands)	2017	2016	2015

Stock-based compensation expense before the recognized income tax benefit	$5,041	$3,507	$3,340
Income tax benefit	$2,490	$1,322	$1,274

The $5.0 million of expense recognized in fiscal 2017 included a $1.9 million cumulative catch-up of expense in the fourth quarter for awards which were deemed by management as probable to vest that previously were determined as not probable to vest prior to their expiration. This was partially offset by an expense reversal of $916,000 attributable to the first quarter reversal of the cumulative prior period expense for performance-based awards, which were deemed by management as not probable to vest prior to their expiration.

As of February 3, 2018, there was approximately $4.4 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards and restricted stock units. The cost is expected to be recognized over a weighted average period of approximately 1.2 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2017	111,300	$24.26
Granted	0	0
Forfeited	(4,375)	24.26
Exercised	(3,450)	24.26
Outstanding at February 3, 2018	103,475	$24.26	2.1

Exercisable at February 3, 2018	59,541	$24.26	2.1

The fair value of liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The fair value was estimated using a trinomial lattice model with the following assumptions:

	February 3, 2018	January 28, 2017	January 30, 2016
Risk free interest rate yield curve	1.40% - 2.58%	0.49% - 1.94%	0.22% - 1.33%
Expected dividend yield	1.3%	1.1%	1.0%
Expected volatility	39.21%	35.51%	36.05%
Maximum life	2.1 Years	3.1 Years	4.1 Years
Exercise multiple	1.34	1.34	1.34
Maximum payout	$10.00	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends in fiscal 2017, with the assumption that quarterly dividends would continue at the current rate. Expected volatility was based on the historical volatility of our stock. The exercise multiple and employee exit rate are based on historical option data.

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	2017	2016	2015

Stock-based compensation before the recognized income tax effect	$(61)	$276	$321
Income tax effect	$(30)	$104	$123

As of February 3, 2018, approximately $9,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over the two month period following February 3, 2018.

Note 11 – Business Risk

We purchase merchandise from approximately 160 footwear vendors. In fiscal 2017, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 46% of our net sales. Nike, Inc. accounted for approximately 35% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

Note 13 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2017 and 2016 include results for 13 weeks, except for the fourth quarter of 2017, which includes results for 14 weeks.

(In thousands, except per share data)

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)(2)

Net sales	$253,389	$235,064	$287,469	$243,232
Gross profit	72,156	68,227	85,667	70,219
Operating income	13,227	6,424	17,880	170
Net income (loss)	8,231	3,896	10,697	(3,891)
Net income (loss) per share – Basic (4)	$0.48	$0.24	$0.66	$(0.24)
Net income (loss) per share – Diluted (4)	$0.48	$0.24	$0.66	$(0.24)

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)

Net sales	$260,470	$231,907	$274,524	$234,201
Gross profit	75,556	67,230	82,010	64,439
Operating income (loss)	17,285	6,660	15,452	(1,485)
Net income (loss)	10,661	4,104	9,672	(920)
Net income (loss) per share – Basic (4)	$0.56	$0.22	$0.54	$(0.05)
Net income (loss) per share – Diluted (4)	$0.56	$0.22	$0.54	$(0.05)

(1)	Our gross profit, operating income and net loss for the fourth quarter of fiscal 2017 were impacted by the following items recorded in such quarter: gain on insurance proceeds related to hurricane affected stores of $3.3 million, or $0.13 per diluted share, net of tax, non-cash impairment charges for underperforming stores of $3.4 million, or $0.13 per diluted share, net of tax, additional stock-based compensation expense resulting from the enactment of the Tax Act and its impact on the anticipated vesting of outstanding performance-based restricted stock of $1.9 million, or $0.08 per diluted share, net of tax, and additional income tax expense resulting from the enactment of the Tax Act and our remeasurement of deferred tax assets and liabilities of $4.4 million, or $0.27 per diluted share.

(2)	The fourth quarter of fiscal 2017 consisted of 14 weeks compared with 13 weeks in the comparable prior year period.

(3)	Our gross profit, operating income and net loss for the fourth quarter of fiscal 2016 were impacted by non-cash impairment charges related to certain underperforming stores in Puerto Rico of $3.6 million, or $0.12 per diluted share, net of tax, recorded in such quarter.

(4)	Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

Note 14 – Subsequent Events

On March 22, 2018, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2018.  The quarterly cash dividend of $0.075 per share will be paid on April 23, 2018 to shareholders of record as of the close of business on April 9, 2018.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

SHOE CARNIVAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period	Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period

Year ended January 30, 2016	$147	$105,258	$105,227	$178
Year ended January 28, 2017	$178	$102,826	$102,802	$202
Year ended February 3, 2018	$202	$102,701	$102,672	$231

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of
February 3, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 3, 2018.

The Company’s internal control over financial reporting as of February 3, 2018 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of
February 3, 2018, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2018, of the Company and our report dated April 2, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 2, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 3, 2018 and January 28, 2017

Consolidated Statements of Income for the years ended February 3, 2018, January 28, 2017, and January 30, 2016.

Consolidated Statements of Shareholders’ Equity for the years ended February 3, 2018, January 28, 2017, and January 30, 2016

Consolidated Statements of Cash Flows for the years ended January 3, 2018, January 28, 2017, and January 30, 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this report.

Schedule II Valuation and Qualifying Accounts

3.	Exhibits:

INDEX TO EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	6/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	6/14/2013

4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	1/26/2010+

4-B	First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-B	4/15/2013

4-C	Second Amendment to Credit Agreement dated as of March 27, 2017, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	10-K	4-C	3/29/2017

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	4/13/2006+

10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	6/28/2006+

10-C*	Summary Compensation Sheet				X

10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver	S-1	10-I	2/4/1993

10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	9/15/1997+

10-F*	2006 Executive Incentive Compensation Plan, as amended	8-K	10-B	6/17/2011+

10-G*	2016 Executive Incentive Compensation Plan	8-K	10.1	6/17/2016

10-H*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	6/10/2015

10-I*	Form of Notice of Grant of Stock Options and Option Agreement for incentive stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-A	9/2/2004+

10-J*	Form of Notice of Grant of Stock Options and Option Agreement for non-qualified stock options granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-B	9/2/2004+

INDEX TO EXHIBITS - Continued

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-K*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	3/24/2005+

10-L*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012+

10-M*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	6/13/13

10-N*	Form of Award Agreement for time-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	3/21/2016

10-O*	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K/A	10.2	4/25/2016

10-P*	Form of 2017 Award Agreement for service-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	04/24/2017

10-Q*	Form of 2017 Award Agreement for restricted stock with both performance-based and service-based restrictions granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	04/24/2017

10-R*	2017 Equity Incentive Plan of Registrant	8-K	10.1	6/15/2017

10-S*	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan (Non-employee Director)	10-Q	10-B	8/31/2017

10-T*	Form of Service-Based Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	8/31/2017

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008+

10-V*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008+

10-W*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008+

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-X*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	4/15/2013

10-Y*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	4/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

+	SEC File No. 000-21360.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: April 2, 2018	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 2, 2018
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer and Director	April 2, 2018
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	April 2, 2018
James A. Aschleman

/s/ Jeffrey C. Gerstel	Director	April 2, 2018
Jeffrey C. Gerstel

/s/ Andrea R. Guthrie	Director	April 2, 2018
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	April 2, 2018
Kent A. Kleeberger

/s/ Charles B. Tomm	Director	April 2, 2018
Charles B. Tomm

/s/ Joseph W. Wood	Director	April 2, 2018
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 2, 2018
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)