Form 10-Q
period 2018-05-05
SHOE CARNIVAL INC
filed 2018-06-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2018
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

Number of Shares of Common Stock, $.01 par value, outstanding at June 5, 2018 was 16,076,566.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	May 5, 2018	February 3, 2018	April 29, 2017

Assets
Current Assets:
Cash and cash equivalents	$35,347	$48,254	$25,261
Accounts receivable	3,199	6,270	1,878
Merchandise inventories	295,921	260,500	309,601
Other	13,175	5,562	6,711
Total Current Assets	347,642	320,586	343,451
Property and equipment – net	81,644	86,276	97,323
Deferred income taxes	8,221	8,182	9,769
Other noncurrent assets	408	536	812
Total Assets	$437,915	$415,580	$451,355

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$62,593	$41,739	$70,572
Accrued and other liabilities	24,235	15,045	21,855
Total Current Liabilities	86,828	56,784	92,427
Deferred lease incentives	27,289	29,024	29,625
Accrued rent	9,754	10,132	11,211
Deferred compensation	11,433	11,372	10,597
Other	1,101	966	888
Total Liabilities	136,405	108,278	144,748

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,529,227 shares, 20,529,227 shares and 20,555,779 shares issued, respectively	205	205	206
Additional paid-in capital	67,410	65,458	60,877
Retained earnings	339,073	326,738	319,856
Treasury stock, at cost, 4,452,661 shares, 3,582,068 shares and 3,081,541 shares, respectively	(105,178)	(85,099)	(74,332)
Total Shareholders’ Equity	301,510	307,302	306,607
Total Liabilities and Shareholders’ Equity	$437,915	$415,580	$451,355

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 5, 2018	Thirteen Weeks Ended April 29, 2017

Net sales	$257,445	$253,389
Cost of sales (including buying, distribution and occupancy costs)	180,118	181,233

Gross profit	77,327	72,156
Selling, general and administrative expenses	60,011	58,929

Operating income	17,316	13,227
Interest income	(2)	(1)
Interest expense	40	42

Income before income taxes	17,278	13,186
Income tax expense	4,323	4,955

Net income	$12,955	$8,231

Net income per share:
Basic	$0.83	$0.48
Diluted	$0.83	$0.48

Weighted average shares:
Basic	15,526	16,814
Diluted	15,528	16,818

Cash dividends declared per share	$0.075	$0.070

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606 (see Note 6)					620		620
Dividends declared ($0.075 per share)					(1,240)		(1,240)
Employee stock purchase plan purchases		3		(11)		76	65
Restricted stock awards		(52)		837		(837)	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(275)	(275)
Purchase of common stock for treasury		(811)				(19,043)	(19,043)
Stock-based compensation expense				1,126			1,126
Net income					12,955		12,955
Balance at May 5, 2018	20,529	(4,453)	$205	$67,410	$339,073	$(105,178)	$301,510

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirteen Weeks Ended May 5, 2018	Thirteen Weeks Ended April 29, 2017

Cash Flows From Operating Activities
Net income	$12,955	$8,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,633	5,835
Stock-based compensation	1,191	46
Loss on retirement and impairment of assets	52	741
Deferred income taxes	(39)	(169)
Lease incentives	10	467
Other	(2,097)	(1,572)
Changes in operating assets and liabilities:
Accounts receivable	3,071	2,545
Merchandise inventories	(35,421)	(29,955)
Accounts payable and accrued liabilities	25,484	1,144
Other	(2,361)	2,974
Net cash provided by (used in) operating activities	8,478	(9,713)

Cash Flows From Investing Activities
Purchases of property and equipment	(963)	(7,477)
Net cash used in investing activities	(963)	(7,477)

Cash Flows From Financing Activities
Proceeds from issuance of stock	65	89
Dividends paid	(1,169)	(1,169)
Purchase of common stock for treasury	(19,043)	(19,151)
Shares surrendered by employees to pay taxes on restricted stock	(275)	(262)
Net cash used in financing activities	(20,422)	(20,493)
Net decrease in cash and cash equivalents	(12,907)	(37,683)
Cash and cash equivalents at beginning of period	48,254	62,944
Cash and cash equivalents at end of period	$35,347	$25,261

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$40	$43
Cash paid during period for income taxes	$57	$275
Capital expenditures incurred but not yet paid	$258	$373

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 5, 2018			April 29, 2017

(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$12,955			$8,231
Amount allocated to participating securities	(65)			(107)
Net income available for basic common shares and basic earnings per share	$12,890	15,526	$0.83	$8,124	16,814	$0.48

Diluted Earnings per Share:
Net income	$12,955			$8,231
Amount allocated to participating securities	(65)			(107)
Adjustment for dilutive potential common shares	0	2		0	4
Net income available for diluted common shares and diluted earnings per share	$12,890	15,528	$0.83	$8,124	16,818	$0.48

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. We adopted the new revenue guidance on February 4, 2018, using a modified retrospective transition approach. We recorded an increase in retained earnings of $620,000 as a cumulative effect of the adoption based on our evaluation of incomplete contracts as of the adoption date. This increase to retained earnings included pre-tax adjustments in connection with e-commerce revenue of $171,000 and recognition of breakage revenue for unredeemed gift cards of $649,000, partially offset by a $200,000 adjustment related to the tax impact of the cumulative effect adjustments. The cumulative effect e-commerce adjustment is related to recognizing revenue when products are shipped from our stores or distribution center under the new guidance rather than recognizing revenue when the shipments were delivered under the previous revenue guidance. The cumulative effect gift card breakage adjustment is related to the unredeemed portion of our gift cards, which are now estimated using historical breakage percentages and recognized based on expected gift card usage, rather than waiting until the likelihood of redemption becomes remote. In addition to these changes, we also now record a right of return asset in inventory for the estimated cost of the inventory expected to be returned. Under the previous revenue guidance, we recorded a net returns reserve in accrued and other liabilities. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 6 for additional discussion of this adoption as well as additional disclosures on revenue from contracts with customers.

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. The guidance will be effective at the beginning of fiscal 2019, including interim periods within that fiscal year, and will be applied on a modified retrospective basis. We are evaluating the impact of this guidance on our condensed consolidated financial statements. The adoption of the guidance will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet.

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. We adopted the provisions of this guidance on February 4, 2018. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2018, the FASB issued guidance on the income tax accounting implications of the U.S. Tax Cuts and Jobs Act (“Tax Act”), addressing the application of guidance in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the Tax Act. The guidance provides a one-year measurement period to assess the Tax Act, which began in the reporting period of the enactment date of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended February 3, 2018 that remain unchanged for the thirteen weeks ended May 5, 2018. We recorded $4.4 million of additional income tax expense in the fourth quarter of 2017 related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

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

We had no material assets or liabilities measured at fair value on a recurring or non-recurring basis at May 5, 2018, February 3, 2018 and April 29, 2017. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

There were no impairments of long-lived assets recorded during the thirteen weeks ended May 5, 2018. During the thirteen weeks ended April 29, 2017, we recorded an impairment charge of $646,000 on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $662,000.

Note 5 - Stock-Based Compensation

At our 2017 annual meeting of shareholders held on June 13, 2017, our shareholders approved a new equity incentive plan, the Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which replaced our 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”). According to the terms of the 2017 Plan, upon approval of the 2017 Plan by our shareholders, no further awards may be made under the 2000 Plan. A maximum of 1,000,000 shares of our common stock are available for issuance and sale under the 2017 Plan. In addition, any shares of our common stock subject to an award granted under the 2017 Plan, or to an award granted under the 2000 Plan that was outstanding on the date our shareholders approved the 2017 Plan, that expires, is cancelled or forfeited, or is settled for cash will, to the extent of such cancellation, forfeiture, expiration or cash settlement, automatically become available for future awards under the 2017 Plan.

Stock-based compensation includes cash-settled stock appreciation rights (“SARs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $3,000 and $11,000 before the income tax benefit of $4,000 for the thirteen weeks ended May 5, 2018, and April 29, 2017, respectively.

The following table summarizes transactions for our RSAs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSAs at February 3, 2018	915,925	$23.62
Vested	(35,661)	24.88
Forfeited or expired	(51,650)	17.65
RSAs at May 5, 2018	828,614	$23.94

There were no RSAs granted during the thirteen-week period ended May 5, 2018. The weighted-average grant date fair value of RSAs granted during the thirteen-week period ended April 29, 2017 was $24.37. The total fair value at grant date of RSAs that vested during the first three months of fiscal 2018 was $887,000. The total fair value at grant date of RSAs that vested during the first three months of fiscal 2017 was $704,000. The 51,650 shares of RSAs that expired in the first quarter of fiscal 2018 were awards in which the performance measures were not achieved. These awards represented the third tier of RSAs granted on March 19, 2012.

As of May 5, 2018, approximately $3.4 million of unrecognized compensation expense remained related to both our performance-based and service-based RSAs. The cost is expected to be recognized over a weighted average period of approximately 1.1 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based RSAs.

The following table summarizes transactions for our RSUs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs at February 3, 2018	4,000	$19.55
Granted	180,000	23.27
RSUs at May 5, 2018	184,000	$23.19

As of May 5, 2018, approximately $4.1 million of unrecognized compensation expense remained related to both our performance-based and service-based RSUs. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes information regarding stock-based compensation expense recognized for both RSAs and RSUs:

(In thousands)	Thirteen Weeks Ended May 5, 2018	Thirteen Weeks Ended April 29, 2017
Stock-based compensation expense before the recognized income tax benefit	$1,115	$11
Income tax benefit	$279	$4

The increase in compensation expense for the thirteen weeks ended May 5, 2018 compared to the thirteen weeks ended April 29, 2017 was primarily due to a cumulative reversal of prior period expense of $916,000, which was included in the $11,000 of expense recognized for the thirteen weeks ended April 29, 2017. This reversal of expense was related to performance-based RSAs, which were deemed by management as being no longer probable to vest prior to their expiration.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 3, 2018	103,475	$24.26
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at May 5, 2018	103,475	$24.26	1.9

Exercisable at May 5, 2018	103,475	$24.26	1.9

SARs were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs will expire. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our common stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26.

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. As of May 5, 2018, all outstanding SARs were fully vested and no unrecognized compensation expense remained. The weighted-average fair value of outstanding, non-vested SAR awards as of April 29, 2017 was $4.50.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	May 5, 2018	April 29, 2017
Risk free interest rate yield curve	1.67% - 2.78%	0.68% - 1.81%
Expected dividend yield	1.3%	1.1%
Expected volatility	39.74%	34.61%
Maximum life	1.9 Years	2.9 Years
Exercise multiple	1.34	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 5, 2018	Thirteen Weeks Ended April 29, 2017
Stock-based compensation expense before the recognized income tax benefit	$65	$24
Income tax benefit	$16	$9

Note 6 – Revenue

Revenue Recognition Adoption and Practical Expedients

We adopted and applied the new revenue guidance in Accounting Standards Codification 606 (“ASC 606”) as of February 4, 2018 using the modified retrospective transition approach. Based on this approach, the condensed consolidated financial statements for prior periods were not restated and are reported under the prior revenue guidance in effect for the periods presented. We elected the practical expedient to treat shipping and handling activities associated with freight charges that occur after control of the product transfers to the customer as fulfillment activities. These costs are expensed as incurred and included in cost of sales in our condensed consolidated statements of income. We also elected the practical expedient for sales tax collected, which allows us to exclude from our transaction price any amounts collected from customers for sales tax and other similar taxes. There were no changes to our comparative reporting of shipping and handling costs included in cost of sales or accounting for sales tax as a result of the adoption of ASC 606.

Accounting Policy and Performance Obligations

We operate as a multi-channel, family footwear retailer and provide the convenience of shopping at our brick and mortar stores or shopping online through our e-commerce and mobile platform. As part of our multi-channel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock. We also offer “buy online, pick up in store” and “buy online, ship to store” services for our customers. “Buy online pick up in store” and “buy online ship to store” provide the convenience of local pickup for our customers.

Substantially all of our revenue is for a single performance obligation and is recognized when control passes to customers. We consider control to have transferred when we have a present right to payment, the customer has title to the product, physical possession of the product has been transferred and the risks and rewards of the product that we retain is minimal. For our brick and mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products. This also includes the “buy online pick up in store” and “buy online ship to store” scenarios described above and includes Shoes 2U if the customer chooses the option of picking up their goods in-store. For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center. This also includes Shoes 2U if the customer chooses the option of having goods delivered to their home.

The redemption of loyalty points under our Shoe Perks loyalty rewards program (“Shoe Perks”) and redemptions of gift cards may be part of any transaction. These situations represent separate performance obligations that are embedded in the contract and are more fully described below.

Transaction Price and Payment Terms

The transaction price is the amount of consideration we expect to receive from our customers and is reduced by any stated promotional discounts at the time of purchase. The transaction price may be variable due to terms that permit customers to exchange or return products for a refund within a limited period of time. The implicit contract with the customer reflected in the transaction receipt states the final terms of the sale, including the description, quantity, and price of each product purchased. The customer agrees to a stated price in the contract that does not vary over the term of the contract. Taxes imposed by governmental authorities such as sales taxes are excluded from net sales.

Our brick and mortar stores accept various forms of payment from customers at point of sale. These include cash, checks, credit/debit cards and gift cards. Our e-commerce and mobile platforms accept credit/debit cards, PayPal and gift cards as forms of payment. Payments made for products are generally collected when control passes to the customer either at point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our condensed consolidated financial statements at May 5, 2018.

Returns and Refunds

It is our policy to allow brick and mortar and online customers to exchange or return products for a refund within a limited period of time. We have established a returns allowance based upon historical experience in order to estimate these transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories. At May 5, 2018, approximately $706,000 of refund liabilities and $474,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick and mortar stores and through our e-commerce and mobile platform. Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card. Under the previous revenue guidance, when a customer did not use the entire value of their gift card, we recorded this unredeemed portion of the gift card as revenue when the likelihood of redemption became remote (i.e., breakage). Under ASC 606, estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. This new policy results in earlier recognition of breakage revenue compared to the previous guidance. Consistent with the previous guidance, we do not record breakage revenue when escheat liability to relevant jurisdictions exists. At May 5, 2018, approximately $1.4 million of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.

We offer our customers the opportunity to enroll in our Shoe Perks program, which accrues points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online. Under the previous guidance, after the certificates were batched, issued and awarded to customers at the end of the month, we recorded a liability for the estimated cost of the reward certificates expected to be redeemed. This liability was immaterial at the adoption date and all related certificates expired prior to May 5, 2018 in accordance with the terms of the awards. Under ASC 606, when a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates. At May 5, 2018, approximately $264,000 of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

We are a multi-channel retailer that provides our customers with the convenience of home delivery. Our customers may choose this delivery method when purchasing products online, through our mobile app or via Shoes 2U. These products are picked up at our stores or distribution center and delivered by third party freight companies. Under the previous guidance, which was primarily based on a risks and rewards approach, when product was shipped to our customers, we recognized revenue based on an estimated customer receipt date. Since we collect payment upon shipment, this resulted in deferred revenue, which was recognized when the customer took receipt of the product. Under ASC 606, which is control-based, we transfer control and recognize revenue when the product is shipped from our stores or distribution center. This change had the effect of eliminating the deferred revenue accounting treatment under the previous guidance, and we no longer record an initial liability when sales are shipped to our customers.

Impact of Adoption

The impact of the new guidance on our condensed consolidated balance sheet as of May 5, 2018 is below. In the table, the adjustments for merchandise inventories relate to: (1) the classification of the right of return assets associated with product returns previously recorded net of the refund liability in accrued and other liabilities, and (2) the cost basis of inventory for product shipped to customers not yet received under the previous revenue guidance. The adjustment for deferred income taxes relates to the tax effect of the cumulative effect adjustments. The adjustments to accrued and other liabilities relate to: (1) the classification of the right of return assets from accrued and other liabilities to merchandise inventories, (2) recognition of deferred revenue for product shipped to customers not yet received, and (3) the adjustment to contract liabilities for unredeemed gift cards and award certificates.

	May 5, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Merchandise inventories	$295,921	$(329)	$295,592
Deferred income taxes	8,221	200	8,421
Accrued and other liabilities	(24,235)	(444)	(24,679)

The impact of the new guidance on our condensed consolidated statement of income for the thirteen weeks ended May 5, 2018 is below. In the table, the adjustments to net sales relate to deferred revenue for product shipped to customers not yet received, breakage revenue for unredeemed gift cards and adjustments associated with our rewards program. The adjustment to cost of sales relates to the cost associated with product shipped to customers not yet received under the previous revenue guidance The impact of the new guidance on income tax expense was immaterial for the thirteen weeks ended May 5, 2018.

	Thirteen Weeks Ended May 5, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$257,445	$(99)	$257,346
Cost of sales (including buying, distribution and occupancy costs)	180,118	(63)	180,055

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen weeks ended May 5, 2018 and April 29, 2017 were as follows:

(In thousands)	Thirteen Weeks Ended May 5, 2018		Thirteen Weeks Ended April 29, 2017

Non-Athletics:
Women’s	$60,642	24%	$60,119	24%
Men’s	33,949	13	32,873	13
Children’s	11,803	5	11,881	5
Total	106,394	42	104,873	42

Athletics:
Women’s	52,350	20	50,337	20
Men’s	55,621	22	55,775	22
Children’s	32,038	12	31,439	12
Total	140,009	54	137,551	54

Accessories	10,357	4	10,063	4

Other	685	-	902	-

Total	$257,445	100%	$253,389	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis and hurricane recovery in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; the impact of the U.S. Tax Cuts and Jobs Act of 2017; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 as filed with the SEC.

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2017 consisted of the 53 weeks ended February 3, 2018, while fiscal 2018 consists of the 52 weeks ending February 2, 2019.

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results. These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, insurance reserves and income taxes and are discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

There have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%

April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2017 consisted of the 53 weeks ended February 3, 2018, while fiscal 2018 consists of the 52 weeks ending February 2, 2019. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2018 is shifted one week later compared to fiscal 2017. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported comparable store sales results for the first quarter of fiscal 2018 in this Quarterly Report on Form 10-Q and our other public disclosures compare the 13-week period ended May 5, 2018 to the 13-week period ended May 6, 2017. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 5, 2018	Thirteen Weeks Ended April 29, 2017
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.0	71.5
Gross profit	30.0	28.5
Selling, general and administrative expenses	23.3	23.3
Operating income	6.7	5.2
Income tax expense	1.7	2.0
Net income	5.0%	3.2%

Executive Summary for First Quarter Ended May 5, 2018

We experienced a cold and wet start to fiscal 2018, which negatively impacted sales through the Easter selling season. As the weather became more seasonable later in the first quarter, our sales improved as our customers reacted positively to our new spring assortment and we continued to experience a strong athletic and athleisure trend. As a result, we had a comparable store sales increase of 1.3% for the thirteen weeks ended May 5, 2018 compared to the thirteen weeks ended May 6, 2017. We remain focused on effectively managing inventory in fiscal 2018, with the goal of reducing per store inventories through product and brand reductions while also increasing depth in key items.

Highlights for the first quarter of fiscal 2018 and a brief discussion of some key initiatives are as follows:

•	Net sales increased $4.1 million, or 1.6%, for the first quarter ended May 5, 2018, compared to the first quarter ended April 29, 2017. Despite a mid-single digit decline in store traffic, we experienced a low-single digit increase in our conversion rate and increases in average sales per transaction, average units per transaction and average unit retail during the quarter.
•	Our gross profit margin increased to 30.0% in the first quarter of fiscal 2018 from 28.5% in the prior year period. Our merchandise margin increased 0.7% and buying, distribution and occupancy costs decreased 0.8% as a percentage of sales compared to the first quarter of fiscal 2017.
•	We repurchased 810,613 shares of our common stock during the quarter at a total cost of $19.0 million under our share repurchase program and ended the quarter with $35.3 million in cash and cash equivalents. We ended the quarter with no bank debt.
•	We had no store openings and closed three stores during the first quarter of fiscal 2018, ending the quarter with 405 stores.
•	We continue to make investments in technology and customer engagement and are encouraged by our positive strategic outlook for fiscal 2018. Our Customer Relationship Management program, which is intended to focus our entire organization on a more customer centric model, is a key initiative in fiscal 2018, and we expect to complete our initial implementation of this program by the end of calendar year 2018. We also plan on launching the next version of our loyalty program during fiscal 2018 (Shoe Perks 2.0), which will offer our high value customers a new tier of rewards and new incentives. During the second quarter of fiscal 2018 we also plan to launch a vendor drop ship program, which is an expansion of our e-commerce model that will allow us to sell products on our e-commerce site and then fulfill and ship these orders from vendor locations. We believe this program has the potential to increase product offerings, test new products and reduce costs with the added benefit of minimal capital investment.

Results of Operations for the First Quarter Ended May 5, 2018

Net Sales

Net sales increased $4.1 million to $257.4 million during the first quarter of fiscal 2018, a 1.6% increase over the prior year’s first quarter net sales of $253.4 million. The increase in net sales was primarily due to an increase of $4.4 million from the 19 new stores opened since the beginning of fiscal 2017 and an increase of $7.9 million related to stores included in our comparable store sales base, partially offset by an $8.2 million dollar loss in sales from the 29 stores closed since the beginning of fiscal 2017.

Gross Profit

Gross profit increased to $77.3 million during the first quarter of fiscal 2018 compared to gross profit of $72.2 million for the first quarter of fiscal 2017, primarily due to the increase in net sales and a decrease in occupancy costs. Occupancy costs for the quarter were lower than the first quarter of 2017 due primarily to a $1.5 million decrease in occupancy costs for stores that have closed or will close. Our gross profit margin increased to 30.0% compared to 28.5% in the first quarter of fiscal 2017. Merchandise margin increased 0.7% and buying, distribution and occupancy expenses decreased 0.8% as a percentage of net sales compared to the first quarter of fiscal 2017. The increase in our merchandise margin was primarily due to having less prior season inventory carryover and clearing that product at a higher margin in the first quarter of fiscal 2018 compared to the first quarter last year. The reduction in buying, distribution and occupancy expense as a percentage of sales was primarily a result of leveraging lower occupancy expense against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million in the first quarter of fiscal 2018 to $60.0 million compared to $58.9 million in the first quarter of fiscal 2017. As a percentage of sales, these expenses remained flat year-over-year at 23.3%. The overall increase in selling, general and administrative expenses during the first quarter of fiscal 2018 compared to the prior year period was primarily due to increases in incentive and stock-based compensation expense, partially offset by decreases in impairments of long-lived assets and earnings on our retirement savings plan.

There were no pre-opening costs included in selling, general and administrative expenses in the first quarter of fiscal 2018 compared to $283,000 in the first quarter last year. No new stores were opened in the first quarter of fiscal 2018 compared to seven new stores in the first quarter of fiscal 2017. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $167,000, or 0.1% as a percentage of sales, in the first quarter of fiscal 2018. Store closing costs were $1.1 million, or 0.4% as a percentage of sales, in the first quarter last year. Three stores were closed in the first quarter of fiscal 2018 compared to five stores in the first quarter of fiscal 2017. There were no impairments of long-lived assets recorded during the first quarter of fiscal 2018. Included in store closing costs were impairments of long-lived assets of $646,000 recorded during the first quarter of fiscal 2017.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2018 was 25.0% as compared to 37.6% for the same time period in fiscal 2017. The change in the effective tax rate for the first quarter of fiscal 2018 was primarily due to the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced our corporate statutory tax rate from 35% to 21%. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $8.5 million in the first three months of fiscal 2018 compared to cash used in operating activities of $9.7 million in the first three months of fiscal 2017. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year increase in operating cash flow was primarily driven by an increase in the change in accounts payable and accrued liabilities for the thirteen weeks ended May 5, 2018 compared to the thirteen weeks ended April 29, 2017 due to the timing of payments, partially offset by an increase in the change in merchandise inventories for the thirteen weeks ended May 5, 2018 compared to the thirteen weeks ended April 29, 2017.

Working capital increased to $260.8 million at May 5, 2018 from $251.0 million at April 29, 2017, primarily due to a $10.1 million increase in cash and cash equivalents, a $6.5 million increase in other current assets and an $8.0 million decrease in accounts payable, partially offset by a $13.7 million decrease in merchandise inventory, compared to the first quarter of the prior year. The current ratio was 4.0 as of May 5, 2018 compared to 3.7 at April 29, 2017.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2018, we expended $1.0 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities. During the first quarter of fiscal 2017, we expended $7.5 million for the purchase of property and equipment, of which approximately $4.5 million was for new stores, remodeling and relocations, and approximately $3.0 million was for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards. Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises, purchases under our Employee Stock Purchase Plan, and borrowings under our credit facility.

During the first three months of fiscal 2018, net cash used in financing activities was $20.4 million compared to net cash used in financing activities of $20.5 million in the first three months of fiscal 2017. Net cash used in financing activities was primarily attributable to $19.0 million of common stock repurchased under our share repurchase program during the first three months of fiscal 2018 and $19.2 million repurchased in the first three months of fiscal 2017.

Capital Expenditures

Capital expenditures for fiscal 2018, including actual expenditures during the first three months, are expected to be between $10 million and $11 million, with approximately $6 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2018, including actual amounts received during the first three months, are expected to be approximately $500,000 to $1 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

During fiscal 2018, we anticipate opening approximately three new stores, relocating one store and closing 20 to 25 stores. We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick and mortar stores across large, mid and smaller markets. We remain committed to long-term strategic store growth; however, with the changing landscape in brick and mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach.

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

No stores were opened in the first quarter of fiscal 2018. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $332,000 for fiscal 2018, or an average of approximately $111,000 per store. The expected increase in average pre-opening expense per store is primarily due to higher expected costs associated with advertising in large, existing markets. During fiscal 2017, we opened 19 new stores and expended $1.3 million on pre-opening expenses, or an average of $70,000 per store. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed three stores during the first quarter of fiscal 2018. Five stores were closed during the first quarter of fiscal 2017. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease.

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

Dividends

On March 22, 2018, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders. The dividend of $0.075 per share was paid on April 23, 2018 to shareholders of record as of the close of business on April 9, 2018.

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

Credit Facility

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and, (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of May 5, 2018. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at May 5, 2018. As of May 5, 2018, $48.8 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2018. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2018, and in accordance with applicable laws, rules and regulations. On January 19, 2018, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expired on March 30, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the first quarter of fiscal 2018, we repurchased 810,613 shares of common stock at a total cost of $19.0 million under the new share repurchase program. The amount that remained available under the share repurchase program at May 5, 2018 was $31.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first three months of fiscal 2018 or fiscal 2017.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 5, 2018, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)

February 4, 2018 to March 3, 2018	454,700	$23.16	454,700	$39,471,000
March 4, 2018 to April 7, 2018	89,741	$23.20	80,213	$37,615,000
April 8, 2018 to May 5, 2018	277,695	$24.15	275,700	$30,957,000
	822,136		810,613

(1)	Total number of shares purchased includes 11,523 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

(2)	On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2018 and expiring on December 31, 2018.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10-A	Form of Award Agreement for performance stock units granted to executive officers under the Shoe Carnival, Inc. 2017 Equity Incentive Plan	8-K	10.1	04/13/2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

EXHIBITS - Continued
Exhibit No.		Incorporated by Reference To
	Description	Form	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2018	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)