Form 10-Q/A
period 2018-05-05
SHOE CARNIVAL INC
filed 2018-06-22
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Number of Shares of Common Stock, $.01 par value, outstanding at June 5, 2018 was 16,076,566.

Explanatory Note

Shoe Carnival, Inc. (the “Company”) is filing Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, as filed with the Securities and Exchange Commission on June 11, 2018 (the “Original Filing”), solely to correct a typographical error on the cover page of the Original Filing in which the box identifying the Company as a shell company was incorrectly checked “Yes.” The error has been corrected in this Amendment No. 1 by checking the “No” box in response to this item on the cover page. This Amendment also includes currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from each of the Company’s Chief Executive Officer and its Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to a Quarterly Report on Form 10-Q.

This Amendment should be read in conjunction with the Original Filing. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the Original Filing. Accordingly, the Original Filing continues to speak as of the date of the Original Filing, and this Amendment does not reflect events occurring after the Original Filing on June 11, 2018.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS

The following is a list of all exhibits filed as a part of this Form 10-Q/A:

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SHOE CARNIVAL, INC.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2018	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)