Form 10-Q
period 2018-08-04
SHOE CARNIVAL INC
filed 2018-09-11
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2018
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

Number of Shares of Common Stock, $.01 par value, outstanding at August 28, 2018 was 16,089,098.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	August 4, 2018	February 3, 2018	July 29, 2017

Assets
Current Assets:
Cash and cash equivalents	$38,405	$48,254	$18,531
Accounts receivable	3,918	6,270	2,798
Merchandise inventories	336,907	260,500	357,467
Other	12,094	5,562	7,029
Total Current Assets	391,324	320,586	385,825
Property and equipment - net	77,254	86,276	96,046
Deferred income taxes	8,384	8,182	10,072
Other noncurrent assets	343	536	869
Total Assets	$477,305	$415,580	$492,812

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$90,928	$41,739	$93,829
Accrued and other liabilities	25,659	15,045	20,367
Total Current Liabilities	116,587	56,784	114,196
Long-term debt	0	0	26,700
Deferred lease incentives	25,006	29,024	28,909
Accrued rent	9,124	10,132	10,977
Deferred compensation	12,074	11,372	11,141
Other	750	966	686
Total Liabilities	163,541	108,278	192,609

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,529,227 shares, 20,529,227 shares and 20,552,245 shares issued, respectively	205	205	206
Additional paid-in capital	68,892	65,458	61,638
Retained earnings	349,549	326,738	322,473
Treasury stock, at cost, 4,440,129 shares, 3,582,068 shares and 3,533,262 shares, respectively	(104,882)	(85,099)	(84,114)
Total Shareholders’ Equity	313,764	307,302	300,203
Total Liabilities and Shareholders’ Equity	$477,305	$415,580	$492,812

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 4, 2018	Thirteen Weeks Ended July 29, 2017	Twenty-six Weeks Ended August 4, 2018	Twenty-six Weeks Ended July 29, 2017

Net sales	$268,366	$235,064	$525,811	$488,453
Cost of sales (including buying, distribution and occupancy costs)	184,585	166,837	364,703	348,070

Gross profit	83,781	68,227	161,108	140,383
Selling, general and administrative expenses	68,850	61,803	128,861	120,732

Operating income	14,931	6,424	32,247	19,651
Interest income	(117)	(1)	(119)	(2)
Interest expense	36	149	76	191

Income before income taxes	15,012	6,276	32,290	19,462
Income tax expense	3,237	2,380	7,560	7,335

Net income	$11,775	$3,896	$24,730	$12,127

Net income per share:
Basic	$0.77	$0.24	$1.60	$0.73
Diluted	$0.76	$0.24	$1.59	$0.73

Weighted average shares:
Basic	15,249	16,091	15,387	16,453
Diluted	15,367	16,094	15,446	16,457

Cash dividends declared per share	$0.080	$0.075	$0.155	$0.145

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid- In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606 (see Note 6)					623		623
Dividends declared ($0.155 per share)					(2,542)		(2,542)
Employee stock purchase plan purchases		5		(5)		112	107
Restricted stock awards		(41)		577		(577)	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(275)	(275)
Purchase of common stock for treasury		(811)				(19,043)	(19,043)
Stock-based compensation expense				2,862			2,862
Net income					24,730		24,730
Balance at August 4, 2018	20,529	(4,440)	$205	$68,892	$349,549	$(104,882)	$313,764

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Twenty-six Weeks Ended August 4, 2018	Twenty-six Weeks Ended July 29, 2017

Cash Flows From Operating Activities
Net income	$24,730	$12,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,219	11,961
Stock-based compensation	3,403	927
Loss on retirement and impairment of assets	(227)	1,705
Deferred income taxes	(202)	(472)
Lease incentives	170	1,560
Other	(4,577)	(3,140)
Changes in operating assets and liabilities:
Accounts receivable	2,587	1,626
Merchandise inventories	(76,407)	(77,821)
Accounts payable and accrued liabilities	58,562	27,356
Other	(5,125)	(2,329)
Net cash provided by (used in) operating activities	14,133	(26,500)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,661)	(12,737)
Other	283	0
Net cash used in investing activities	(2,378)	(12,737)

Cash Flows From Financing Activities
Borrowings under line of credit	0	79,200
Payments on line of credit	0	(52,500)
Proceeds from issuance of stock	107	142
Dividends paid	(2,393)	(2,389)
Purchase of common stock for treasury	(19,043)	(29,343)
Shares surrendered by employees to pay taxes on restricted stock	(275)	(286)
Net cash used in financing activities	(21,604)	(5,176)
Net decrease in cash and cash equivalents	(9,849)	(44,413)
Cash and cash equivalents at beginning of period	48,254	62,944
Cash and cash equivalents at end of period	$38,405	$18,531

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$76	$112
Cash paid during period for income taxes	$7,367	$7,883
Capital expenditures incurred but not yet paid	$152	$925

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 4, 2018			July 29, 2017
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$11,775			$3,896
Amount allocated to participating securities	(44)			(60)
Net income available for basic common shares and basic earnings per share	$11,731	15,249	$0.77	$3,836	16,091	$0.24

Diluted Earnings per Share:
Net income	$11,775			$3,896
Amount allocated to participating securities	(44)			(60)
Adjustment for dilutive potential common shares	0	118		0	3
Net income available for diluted common shares and diluted earnings per share	$11,731	15,367	$0.76	$3,836	16,094	$0.24

	Twenty-six Weeks Ended
	August 4, 2018			July 29, 2017
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$24,730			$12,127
Amount allocated to participating securities	(108)			(171)
Net income available for basic common shares and basic earnings per share	$24,622	15,387	$1.60	$11,956	16,453	$0.73

Diluted Earnings per Share:
Net income	$24,730			$12,127
Amount allocated to participating securities	(108)			(171)
Adjustment for dilutive potential common shares	0	59		0	4
Net income available for diluted common shares and diluted earnings per share	$24,622	15,446	$1.59	$11,956	16,457	$0.73

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

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements. The guidance will be effective at the beginning of fiscal 2019, including interim periods within that fiscal year. This guidance was updated in July 2018. This update, among other things, added a transition option allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. We are evaluating the impact of this guidance on our condensed consolidated financial statements, but do plan to adopt on a modified retrospective basis. The adoption of the guidance will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet.

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. We adopted the provisions of this guidance on February 4, 2018. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2018, the FASB issued guidance on the income tax accounting implications of the U.S. Tax Cuts and Jobs Act (“Tax Act”), addressing the application of guidance in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the Tax Act. The guidance provides a one-year measurement period to assess the Tax Act, which began in the reporting period of the enactment date of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended February 3, 2018 and for the thirteen and twenty-six weeks ended August 4, 2018. We recorded $4.4 million of additional income tax expense in the fourth quarter of fiscal 2017 and an income tax benefit of $0.1 million in the second quarter of fiscal 2018 related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make additional adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

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

The following table presents assets that are measured at fair value on a recurring basis at August 4, 2018. We had no assets measured at fair value on a recurring basis at February 3, 2018 or July 29, 2017. We have no material liabilities measured at fair value on a recurring or non-recurring basis. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 4, 2018:
Cash equivalents – money market mutual funds	$31,124	$0	$0	$31,124

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

There were no impairments of long-lived assets recorded during the thirteen or twenty-six weeks ended August 4, 2018. During the thirteen weeks ended July 29, 2017, we recorded impairment charges of $916,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $286,000. During the twenty-six weeks ended July 29, 2017, we recorded impairment charges of $1.6 million on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.3 million.

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

Stock-based compensation includes cash-settled stock appreciation rights (“SARs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended August 4, 2018, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $19,000 before the income tax benefit of $4,000, respectively. For the thirteen and twenty-six weeks ended July 29, 2017, stock-based compensation expense for the employee stock purchase plan was $9,000 before the income tax benefit of $3,000 and $20,000 before the income tax benefit of $8,000, respectively.

The following table summarizes transactions for our RSAs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSAs at February 3, 2018	915,925	$23.62
Granted	10,998	32.74
Vested	(35,661)	24.88
Forfeited or expired	(51,650)	17.65
RSAs at August 4, 2018	839,612	$24.06

The weighted-average grant date fair value of RSAs granted during the twenty-six week periods ended August 4, 2018 and July 29, 2017 was $32.74 and $24.10, respectively. The total fair value at grant date of RSAs that vested during the first six months of fiscal 2018 was $887,000. The total fair value at grant date of RSAs that vested during the first six months of fiscal 2017 was $782,000. The 51,650 shares of RSAs that expired in the first six months of fiscal 2018 were awards in which the performance measures were not achieved. These awards represented the third tier of RSAs granted on March 19, 2012.

As of August 4, 2018, approximately $2.8 million of unrecognized compensation expense remained related to both our performance-based and service-based RSAs. The cost is expected to be recognized over a weighted average period of approximately 0.7 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based RSAs.

The following table summarizes transactions for our RSUs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs at February 3, 2018	4,000	$19.55
Granted	180,000	23.27
RSUs at August 4, 2018	184,000	$23.19

As of August 4, 2018, approximately $3.5 million of unrecognized compensation expense remained related to both our performance-based and service-based RSUs. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table summarizes information regarding stock-based compensation expense recognized for both RSAs and RSUs:

(In thousands)	Thirteen Weeks Ended August 4, 2018	Thirteen Weeks Ended July 29, 2017	Twenty-six Weeks Ended August 4, 2018	Twenty-six Weeks Ended July 29, 2017
Stock-based compensation before the recognized income tax effect	$1,728	$1,133	$2,844	$1,144
Income tax effect	$373	$430	$666	$431

The increase in compensation expense for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was due in part to a cumulative reversal of prior period expense of $916,000, which was recorded in the first six months of fiscal 2017. This reversal of expense was related to performance-based RSAs, which were deemed by management as being no longer probable to vest prior to their expiration.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 3, 2018	103,475	$24.26
Exercised	(103,475)	24.26
Outstanding at August 4, 2018	0	$0.00	0.0

SARs were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs would expire. Each SAR entitled the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our common stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26. During the thirteen weeks ended August 4, 2018, all remaining SARs granted during the first quarter of fiscal 2015 were exercised.

The fair value of these liability awards were remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. As of August 4, 2018, all outstanding SARs were exercised. The weighted-average fair value of outstanding, non-vested SAR awards as of July 29, 2017 was $1.97.

The fair value was estimated using a trinomial lattice model with the following assumptions:

July 29, 2017
Risk free interest rate yield curve	1.00% - 1.83%
Expected dividend yield	1.6%
Expected volatility	35.68%
Maximum life	2.6 Years
Exercise multiple	1.34
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 4, 2018	Thirteen Weeks Ended July 29, 2017	Twenty-six Weeks Ended August 4, 2018	Twenty-six Weeks Ended July 29, 2017
Stock-based compensation before the recognized income tax effect	$65	$(261)	$129	$(237)
Income tax effect	$14	$(99)	$30	$(89)

As of August 4, 2018, no unrecognized compensation expense remained related to the SARs.

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

Accounting Policy and Performance Obligations

We operate as a multi-channel, family footwear retailer and provide the convenience of shopping at our brick and mortar stores or shopping online through our e-commerce and mobile platform. As part of our multi-channel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock. We also offer “buy online, pick up in store” and “buy online, ship to store” services for our customers. “Buy online, pick up in store” and “buy online, ship to store” provide the convenience of local pickup for our customers.

Substantially all of our revenue is for a single performance obligation and is recognized when control passes to customers. We consider control to have transferred when we have a present right to payment, the customer has title to the product, physical possession of the product has been transferred and the risks and rewards of the product that we retain is minimal. For our brick and mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products. This also includes the “buy online, pick up in store” and “buy online, ship to store” scenarios described above and includes Shoes 2U if the customer chooses the option of picking up their goods in-store. For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center. This also includes Shoes 2U if the customer chooses the option of having goods delivered to their home.

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

Our brick and mortar stores accept various forms of payment from customers at point of sale. These include cash, checks, credit/debit cards and gift cards. Our e-commerce and mobile platforms accept credit/debit cards, PayPal and gift cards as forms of payment. Payments made for products are generally collected when control passes to the customer either at point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our condensed consolidated financial statements at August 4, 2018.

Returns and Refunds

It is our policy to allow brick and mortar and online customers to exchange or return products for a refund within a limited period of time. We have established a returns allowance based upon historical experience in order to estimate these transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories. At August 4, 2018, approximately $706,000 of refund liabilities and $474,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick and mortar stores and through our e-commerce and mobile platform. Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card. Under the previous revenue guidance, when a customer did not use the entire value of their gift card, we recorded this unredeemed portion of the gift card as revenue when the likelihood of redemption became remote (i.e., breakage). Under ASC 606, estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. This new policy results in earlier recognition of breakage revenue compared to the previous guidance. Consistent with the previous guidance, we do not record breakage revenue when escheat liability to relevant jurisdictions exists. At August 4, 2018, approximately $1.3 million of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.

We offer our customers the opportunity to enroll in our Shoe Perks program, which accrues points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online. Under the previous guidance, after the certificates were batched, issued and awarded to customers at the end of the month, we recorded a liability for the estimated cost of the reward certificates expected to be redeemed. This liability was immaterial at the adoption date and all related certificates expired prior to May 5, 2018 in accordance with the terms of the awards. Under ASC 606, when a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates. At August 4, 2018, approximately $308,000 of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

Impact of Adoption

The impact of the new guidance on our condensed consolidated statement of income for the thirteen and twenty-six weeks ended August 4, 2018 is below. In the table, the adjustments to net sales relate to deferred revenue for product shipped to customers not yet received, breakage revenue for unredeemed gift cards and adjustments associated with our rewards program. The adjustment to cost of sales relates to the cost associated with product shipped to customers not yet received under the previous revenue guidance The impact of the new guidance on income tax expense was immaterial for the thirteen and twenty-six weeks ended August 4, 2018.

	August 4, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Merchandise inventories	$336,907	$(156)	$336,751
Deferred income taxes	8,384	100	8,484
Accrued and other liabilities	(25,659)	(1,297)	(26,956)

The impact of the new guidance on our condensed consolidated statement of income for the thirteen and twenty-six weeks ended August 4, 2018, is below. In the table, the adjustments to net sales relate to deferred revenue for product shipped to customers not yet received, breakage revenue for unredeemed gift cards and adjustments associated with our rewards program. The adjustment to cost of sales relates to the cost associated with product shipped to customers not yet received under the previous revenue guidance The impact of the new guidance on income tax expense was immaterial for the thirteen and twenty-six weeks ended August 4, 2018.

	Thirteen Weeks Ended August 4, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$268,366	$(867)	$267,499
Cost of sales (including buying, distribution and occupancy costs)	184,585	(229)	184,356

	Twenty-six Weeks Ended August 4, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$525,811	$(966)	$524,845
Cost of sales (including buying, distribution and occupancy costs)	364,703	(292)	364,411

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 were as follows:

(In thousands)	Thirteen Weeks Ended August 4, 2018		Thirteen Weeks Ended July 29, 2017

Non-Athletics:
Women’s	$65,373	25%	$59,001	25%
Men’s	39,738	15	37,565	16
Children’s	13,228	5	11,210	5
Total	118,339	45	107,776	46

Athletics:
Women’s	43,824	16	38,311	16
Men’s	58,225	22	50,992	22
Children’s	35,767	13	27,638	12
Total	137,816	51	116,941	50

Accessories	11,580	4	9,865	4

Other	631	0	482	0

Total	$268,366	100%	$235,064	100%

(In thousands)	Twenty-six Weeks Ended August 4, 2018		Twenty-six Weeks Ended July 29, 2017

Non-Athletics:
Women's	$126,015	24%	$119,120	25%
Men's	73,687	14	70,438	14
Children's	25,031	5	23,091	5
Total	224,733	43	212,649	44

Athletics:
Women's	96,174	18	88,649	18
Men's	113,845	22	106,767	22
Children's	67,805	13	59,076	12
Total	277,824	53	254,492	52

Accessories	21,937	4	19,928	4

Other	1,317	0	1,384	0

Total	$525,811	100%	$488,453	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%
August 4, 2018	405	0	3	402	(36,000)	4,324,000	6.7%

Year-to-date 2018	408	0	6	402	(67,000)	4,324,000	4.0%

April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%
July 29, 2017	417	5	4	418	(12,000)	4,521,000	0.4%

Year-to-date 2017	415	12	9	418	(5,000)	4,521,000	(1.9)%

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2017 consisted of the 53 weeks ended February 3, 2018, while fiscal 2018 consists of the 52 weeks ending February 2, 2019. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2018 is shifted one week later compared to fiscal 2017. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported comparable store sales results in this Quarterly Report on Form 10-Q and our other public disclosures compare the thirteen-week and twenty-six week periods ended August 4, 2018 to the thirteen-week and twenty-six week periods ended August 5, 2017. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 4, 2018	Thirteen Weeks Ended July 29, 2017	Twenty-six Weeks Ended August 4, 2018	Twenty-six Weeks Ended July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	68.8	71.0	69.4	71.3
Gross profit	31.2	29.0	30.6	28.7
Selling, general and administrative expenses	25.6	26.3	24.5	24.7
Operating income	5.6	2.7	6.1	4.0
Interest (income) expense, net	0.0	0.0	0.0	0.0
Income before income taxes	5.6	2.7	6.1	4.0
Income tax expense	1.2	1.0	1.4	1.5
Net income	4.4%	1.7%	4.7%	2.5%

Executive Summary for Second Quarter Ended August 4, 2018

We had positive momentum early in the second quarter of fiscal 2018, with comparable store sales up low double-digits in May. With the arrival of warmer seasonal weather, our customers reacted positively to key items and brands in our women’s non-athletic category, which posted a mid-double digit comparable store sales increase for the quarter. Our overall performance for the quarter was broad-based, with men’s and children’s non-athletics and adult athletics all up mid-single digits on a comparable store basis. As a result, we ended the second quarter with a 6.7% increase in comparable store sales. During the quarter, we also continued to focus on effective inventory management, which resulted in a 0.2% increase in our merchandise margin, and we ended the quarter with inventory down 2.0% on a per store basis. Highlights for the second quarter of fiscal 2018 are as follows:

•	Net sales increased $33.3 million, or 14.2%, in the second quarter of fiscal 2018 compared to the same period last year. We experienced increases in average units per transaction and conversion, while average sales per transaction remained flat and store traffic and average unit retail declined low-single digits compared to the second quarter of fiscal 2017. Due to fiscal 2017 being a 53-week year, the first three quarters of fiscal 2018 will end one week later than in fiscal 2017. This calendar shift moved an important week of back-to-school that was included in the third quarter of fiscal 2017 into the second quarter of fiscal 2018. The net effect of this one-week shift increased sales in our comparable stores in the second quarter of fiscal 2018 by approximately $19.7 million compared to the second quarter of fiscal 2017.
•	Gross profit margin for the second quarter of fiscal 2018 increased to 31.2 percent compared to 29.0 percent in the second quarter of fiscal 2017. Merchandise margin increased 0.2 percent and buying, distribution and occupancy expenses decreased 2.0 percent as a percentage of net sales compared to the second quarter of fiscal 2017.
•	Earnings per diluted share increased 217 percent to $0.76.
•	We ended the quarter with $38.4 million in cash and cash equivalents with no outstanding bank debt as of August 4, 2018.
•	There were no new store openings and we closed three stores during the second quarter of fiscal 2018, ending the quarter with 402 stores.

•	We continue to make investments in technology and customer engagement and are encouraged by our positive strategic outlook for fiscal 2018. Our Customer Relationship Management program, which is intended to focus our entire organization on a more customer centric model, is a key initiative in fiscal 2018, and we expect to complete our initial implementation of this program by the end of calendar year 2018. We launched our new loyalty program during July 2018, which offers our high value customers a new tier of rewards and new incentives. During the second quarter of fiscal 2018, we also launched a vendor drop ship program, which is an expansion of our e-commerce model that allows us to sell products on our e-commerce site and then fulfill and ship these orders from vendor locations. We believe this program has the potential to increase product offerings, test new products and reduce costs with the added benefit of minimal capital investment.

Results of Operations for the Second Quarter Ended August 4, 2018

Net Sales

Net sales increased $33.3 million to $268.4 million during the second quarter of fiscal 2018, a 14.2% increase over the prior year's second quarter net sales of $235.1 million. Of this increase in net sales, $37.9 million related to stores included in our comparable store sales base, $19.7 million of which was due to the one-week shift in the fiscal 2018 calendar, and $2.6 million was attributable to sales generated by the 12 new stores opened since the beginning of the second quarter of fiscal 2017. These increases were partially offset by a loss in sales of $7.2 million from the 27 stores closed since the beginning of the second quarter of fiscal 2017.

Gross Profit

Gross profit increased to $83.8 million during the second quarter of fiscal 2017 compared to gross profit of $68.2 million for the second quarter of fiscal 2017, primarily due to the increase in net sales and a decrease in occupancy costs. Occupancy costs for the quarter were lower than the second quarter of fiscal 2017 primarily due to lower rent from stores we have closed or will close and a $1 million lease termination benefit for two stores in Puerto Rico where the landlord failed to make contractually required repairs within the allotted time. Our gross profit margin increased to 31.2% compared to 29.0% in the second quarter of fiscal 2017. Merchandise margin increased 0.2% and buying, distribution and occupancy expenses decreased 2.0% as a percentage of net sales compared to the second quarter of fiscal 2017. The increase in our merchandise margin was primarily due to effective inventory management and the reduction in buying, distribution and occupancy expense as a percentage of sales was primarily a result of leveraging lower occupancy expense against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.0 million in the second quarter of fiscal 2018 to $68.9 million compared to $61.8 million in the second quarter of fiscal 2017. As a percentage of sales, these expenses decreased to 25.6% in the second quarter of fiscal 2018 from 26.3% in the second quarter of fiscal 2017. The overall increase in selling, general and administrative expenses during the second quarter of fiscal 2018 compared to the prior year period was primarily due to $4.8 million in incentive and stock-based compensation due to our increased sales and earnings per share along with a $2.7 million increase in advertising expense to support our back-to-school sales. These increases were partially offset by a $2.5 million decrease in expenses for stores that have closed or are closing, net of new store expenses.

Pre-opening costs included in selling, general and administrative expenses were $4,000 in the second quarter of fiscal 2018 compared to $234,000 in the second quarter last year. No new stores were opened in the second quarter of fiscal 2018 compared to five new stores in the second quarter of fiscal 2017. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $622,000, or 0.2% as a percentage of sales, in the second quarter of fiscal 2018. Store closing costs were $1.6 million, or 0.7% as a percentage of sales, in the second quarter last year. Three stores were closed in the second quarter of fiscal 2018 compared to four stores in the second quarter of fiscal 2017. There were no impairments of long-lived assets recorded during the second quarter of fiscal 2018. Included in store closing costs were impairments of long-lived assets of $916,000 recorded during the second quarter of fiscal 2017.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2018 was 21.6% as compared to 37.9% for the same time period in fiscal 2017. The change in the effective tax rate for the second quarter of fiscal 2018 was primarily due to the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced our federal corporate statutory tax rate from 35% to 21%. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for Six Month Period Ended August 4, 2018

Net Sales

Net sales increased $37.4 million to $525.8 million for the six-month period ended August 4, 2018, a 7.6% increase compared to net sales of $488.5 million for the six-month period ended July 29, 2017. The one-week shift in the fiscal 2018 calendar favorably affected our year-over-year net sales comparison. Of the $37.4 million increase in net sales, $45.7 million related to stores included in our comparable store sales base, $24.7 million of which was due to the calendar shift, and $7.1 million was attributable to sales generated by the 19 new stores opened since the beginning of fiscal 2017. These increases were partially offset by a $15.4 million loss in sales from the 32 stores closed since the beginning of fiscal 2017.

Gross Profit

Gross profit increased $20.7 million to $161.1 million in the first six months of fiscal 2018 primarily due to the increase in net sales and a decrease in occupancy costs. The gross profit margin for the first six months of fiscal 2018 increased to 30.6% from 28.7% as reported in the comparable prior year period. The merchandise margin increased 0.5%, and buying, distribution and occupancy costs decreased 1.4% as a percentage of sales compared to the same period last year primarily as a result of leveraging lower occupancy expense against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million in the first six months of fiscal 2018 to $128.9 million compared to the same period last year. As a percentage of sales, these expenses decreased to 24.5% in the first six months of fiscal 2018 from 24.7% in the first six months of fiscal 2017. The overall increase in selling, general and administrative expenses during the first six months of fiscal 2018 was primarily due to increases of $7.4 million in incentive and stock-based compensation due to our increased sales and earnings per share along with a $2.8 million increase in advertising expense to support our back-to-school sales. These increases were partially offset by a $4.2 million decrease in expenses for stores that have closed or are closing, net of new store expenses.

In the first six months of fiscal 2018, pre-opening costs included in selling, general and administrative expenses were $4,000, or 0.0% as a percentage of sales, compared to $517,000, or 0.1% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $1.3 million, or 0.3% as a percentage of sales, in the first six months of fiscal 2018. Store closing costs were $2.7 million, or 0.5% as a percentage of sales, in the first six months of last year. We closed six stores in the first six months of fiscal 2018 and nine stores were closed in the first six months of fiscal 2017. There were no impairments of long-lived assets recorded during the first six months of fiscal 2018. Included in store closing costs were impairments of long-lived assets of $1.6 million recorded during the first six months of fiscal 2017.

Income Taxes

The effective income tax rate for the first six months of fiscal 2018 was 23.4% compared to 37.7% for the same period in fiscal 2017. The change in the effective tax rate for the first quarter of fiscal 2018 was primarily due to the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced our federal corporate statutory tax rate from 35% to 21%. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $14.1 million in the first six months of fiscal 2018 compared to cash used in operating activities of $26.5 million in the first six months of fiscal 2017. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year increase in operating cash flow was primarily driven by an increase in net income and an increase in the change in accounts payable and accrued liabilities due to the timing of payments for the twenty-six weeks ended August 4, 2018 compared to the twenty-six weeks ended July 29, 2017.

Working capital increased to $274.7 million at August 4, 2018 from $271.6 million at July 29, 2017, primarily due to a $19.9 million increase in cash and cash equivalents and a $5.1 million increase in other current assets, partially offset by a $20.6 million decrease in merchandise inventories. The current ratio was 3.4 as of both August 4, 2018 and July 29, 2017.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2018, we expended $2.7 million for the purchase of property and equipment primarily related to remodels of existing stores, investments in technology and normal asset replacement activities. During the first six months of fiscal 2017, we expended $12.7 million for the purchase of property and equipment, of which $8.1 million was for new stores, remodeling and relocations, and approximately $4.6 million was for continued investments in technology and normal asset replacement activities. During the first six months of fiscal 2018, we also received insurance proceeds for fixed assets of approximately $283,000 related to hurricane affected stores.

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

During the first six months of fiscal 2018, net cash used in financing activities was $21.6 million compared to net cash used in financing activities of $5.2 million in the first six months of fiscal 2017. The increase in cash used in financing activities between the two respective periods was primarily attributable to net decrease in borrowings of $26.7 million, partially offset by a decrease of $10.3 million in common stock repurchased under our share repurchase program compared to the first six months of fiscal 2017.

Capital Expenditures

Capital expenditures for fiscal 2018, including actual expenditures during the first six months, are expected to be between $10 million and $11 million, with approximately $6 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2018, including actual amounts received during the first six months, are expected to be approximately $500,000 to $1 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

During fiscal 2018, we anticipate opening approximately three new stores, relocating one store and closing approximately 15 to 17 stores. We believe that a continued, disciplined approach to new store openings is very important as we leverage our multi-channel strategy and pursue opportunities for brick and mortar stores. We remain committed to long-term strategic store growth; however, with the changing landscape in brick and mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach.

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

No stores were opened in the first six months of fiscal 2018. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $331,000 for fiscal 2018, or an average of approximately $110,000 per store. During fiscal 2017, we opened 19 new stores and expended $1.3 million on pre-opening expenses, or an average of $70,000 per store. The expected increase in average pre-opening expense per store is primarily due to higher expected costs associated with advertising in large, existing markets. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed six stores during the first six months of fiscal 2018. Nine stores were closed during the first six months of fiscal 2017. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease.

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

Dividends

On June 14, 2018, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders. The dividend of $0.08 per share was paid on July 27, 2018 to shareholders of record as of the close of business on July 9, 2018.

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

Credit Facility

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of August 4, 2018. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at August 4, 2018. As of August 4, 2018, $48.8 million was available to us for additional borrowings under the credit facility.

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

No shares were repurchased during the second quarter of fiscal 2018 under the new share repurchase program. The amount that remained available under the share repurchase program at August 4, 2018 was $31.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2018.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 4, 2018, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)

May 6, 2018 to June 2, 2018	0	$0.00	0	$30,957,000
June 3, 2018 to July 7, 2018	0	$0.00	0	$30,957,000
July 8, 2018 to August 4, 2018	0	$0.00	0	$30,957,000
	0		0

(1)	On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2018 and expiring on December 31, 2018.

ITEM 6. EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2018	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)