Form 10-Q
period 2018-11-03
SHOE CARNIVAL INC
filed 2018-12-07
CIK 895447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Number of Shares of Common Stock, $.01 par value, outstanding at November 30, 2018 was 15,434,279.

SHOE CARNIVAL, INC.
INDEX TO FORM 10-Q

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	November 3, 2018	February 3, 2018	October 28, 2017

Assets
Current Assets:
Cash and cash equivalents	$39,699	$48,254	$21,050
Accounts receivable	2,322	6,270	7,365
Merchandise inventories	300,510	260,500	302,935
Other	11,762	5,562	6,883
Total Current Assets	354,293	320,586	338,233
Property and equipment - net	74,471	86,276	93,041
Deferred income taxes	8,866	8,182	10,769
Other noncurrent assets	389	536	663
Total Assets	$438,019	$415,580	$442,706

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$56,270	$41,739	$59,355
Accrued and other liabilities	28,094	15,045	21,933
Total Current Liabilities	84,364	56,784	81,288
Deferred lease incentives	23,478	29,024	29,297
Accrued rent	8,808	10,132	10,689
Deferred compensation	11,811	11,372	10,974
Other	806	966	884
Total Liabilities	129,267	108,278	133,132

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,529,227 shares, 20,529,227 shares and 20,535,261 shares issued, respectively	205	205	205
Additional paid-in capital	73,103	65,458	62,609
Retained earnings	360,335	326,738	331,898
Treasury stock, at cost, 4,958,854 shares, 3,582,068 shares and 3,583,491 shares, respectively	(124,891)	(85,099)	(85,138)
Total Shareholders’ Equity	308,752	307,302	309,574
Total Liabilities and Shareholders’ Equity	$438,019	$415,580	$442,706

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 3, 2018	Thirteen Weeks Ended October 28, 2017	Thirty-nine Weeks Ended November 3, 2018	Thirty-nine Weeks Ended October 28, 2017

Net sales	$269,181	$287,469	$794,992	$775,922
Cost of sales (including buying, distribution and occupancy costs)	187,963	201,802	552,666	549,872

Gross profit	81,218	85,667	242,326	226,050

Selling, general and administrative expenses	65,202	67,787	194,063	188,519

Operating income	16,016	17,880	48,263	37,531
Interest income	(273)	(1)	(392)	(3)
Interest expense	37	57	113	248

Income before income taxes	16,252	17,824	48,542	37,286
Income tax expense	4,206	7,127	11,766	14,462

Net income	$12,046	$10,697	$36,776	$22,824

Net income per share:
Basic	$0.80	$0.66	$2.40	$1.38
Diluted	$0.76	$0.66	$2.36	$1.38

Weighted average shares:
Basic	15,071	15,957	15,282	16,287
Diluted	15,812	15,966	15,544	16,293

Cash dividends declared per share	$0.080	$0.075	$0.235	$0.220

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606 (see Note 6)					620		620
Dividends declared ($0.235 per share)					(3,799)		(3,799)
Employee stock purchase plan purchases		6		5		143	148
Restricted stock awards		(41)		577		(577)	0
Shares surrendered by employees to pay taxes on restricted stock		(12)				(312)	(312)
Purchase of common stock for treasury		(1,330)				(39,046)	(39,046)
Stock-based compensation expense				7,063			7,063
Net income					36,776		36,776
Balance at November 3, 2018	20,529	(4,959)	$205	$73,103	$360,335	$(124,891)	$308,752

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(In thousands)	Thirty-nine Weeks Ended November 3, 2018	Thirty-nine Weeks Ended October 28, 2017

Cash Flows From Operating Activities
Net income	$36,776	$22,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,551	17,944
Stock-based compensation	7,604	2,073
(Gain) Loss on retirement and impairment of assets	(1,412)	1,831
Deferred income taxes	(684)	(1,169)
Lease incentives	298	3,515
Other	(6,882)	(5,212)
Changes in operating assets and liabilities:
Accounts receivable	4,218	(2,047)
Merchandise inventories	(40,010)	(23,289)
Accounts payable and accrued liabilities	23,330	(8,446)
Other	(2,009)	940
Net cash provided by operating activities	37,780	8,964

Cash Flows From Investing Activities
Purchases of property and equipment	(5,021)	(16,708)
Other	1,489	0
Net cash used in investing activities	(3,532)	(16,708)

Cash Flows From Financing Activities
Borrowings under line of credit	0	88,600
Payments on line of credit	0	(88,600)
Proceeds from issuance of stock	148	196
Dividends paid	(3,593)	(3,603)
Purchase of common stock for treasury	(39,046)	(29,798)
Shares surrendered by employees to pay taxes on restricted stock	(312)	(945)
Net cash used in financing activities	(42,803)	(34,150)
Net decrease in cash and cash equivalents	(8,555)	(41,894)
Cash and cash equivalents at beginning of period	48,254	62,944
Cash and cash equivalents at end of period	$39,699	$21,050

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$113	$250
Cash paid during period for income taxes	$9,224	$12,791
Capital expenditures incurred but not yet paid	$397	$953
Dividends declared but not yet paid	$206	$152

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	November 3, 2018			October 28, 2017
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$12,046			$10,697
Amount allocated to participating securities	(44)			(162)
Net income available for basic common shares and basic earnings per share	$12,002	15,071	$0.80	$10,535	15,957	$0.66

Diluted Earnings per Share:
Net income	$12,046			$10,697
Amount allocated to participating securities	(44)			(162)
Adjustment for dilutive potential common shares	2	741		0	9
Net income available for diluted common shares and diluted earnings per share	$12,004	15,812	$0.76	$10,535	15,966	$0.66

	Thirty-Nine Weeks Ended
	November 3, 2018			October 28, 2017
	(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$36,776			$22,824
Amount allocated to participating securities	(152)			(328)
Net income available for basic common shares and basic earnings per share	$36,624	15,282	$2.40	$22,496	16,287	$1.38

Diluted Earnings per Share:
Net income	$36,776			$22,824
Amount allocated to participating securities	(152)			(328)
Adjustment for dilutive potential common shares	2	262		0	6
Net income available for diluted common shares and diluted earnings per share	$36,626	15,544	$2.36	$22,496	16,293	$1.38

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB has also issued accounting standards updates which clarify this guidance. The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services. We adopted the new revenue guidance on February 4, 2018, using a modified retrospective transition approach. We recorded an increase in retained earnings of $620,000 as a cumulative effect of the adoption based on our evaluation of incomplete contracts as of the adoption date. This increase to retained earnings included pre-tax adjustments in connection with e-commerce revenue of $171,000 and recognition of breakage revenue for unredeemed gift cards of $649,000, partially offset by a $200,000 adjustment related to the tax impact of the cumulative effect adjustments. The cumulative effect e-commerce adjustment is related to recognizing revenue when products are shipped from our stores or distribution center under the new guidance rather than recognizing revenue when the shipments were delivered under the previous revenue guidance. The cumulative effect gift card breakage adjustment is related to the unredeemed portion of our gift cards, which are now estimated using historical breakage percentages and recognized based on expected gift card usage, rather than waiting until the likelihood of redemption becomes remote. In addition to these changes, we also now record a right of return asset in inventory for the estimated cost of the inventory expected to be returned. Under the previous revenue guidance, we recorded a net returns reserve in accrued and other liabilities. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 6 for additional discussion of this adoption as well as additional disclosures on revenue from contracts with customers.

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements. This guidance will be effective at the beginning of fiscal 2019, including interim periods within that fiscal year. This guidance was updated in July 2018. This update, among other things, added a transition option allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. We are evaluating the impact of this guidance on our condensed consolidated financial statements, but do plan to adopt on a modified retrospective basis. The adoption of this guidance will require us to recognize right-of-use assets and lease liabilities that will be material to our consolidated balance sheet.

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award. We adopted the provisions of this guidance on February 4, 2018. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2018, the FASB issued guidance on the income tax accounting implications of the U.S. Tax Cuts and Jobs Act (“Tax Act”), addressing the application of guidance in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the Tax Act. The guidance provides a one-year measurement period to assess the Tax Act, which began in the reporting period of the enactment date of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we initially made reasonable estimates of the effects and recorded provisional amounts in our financial statements. We recorded $4.4 million of additional income tax expense in the fourth quarter of fiscal 2017 and an income tax benefit of $0.1 million during the thirty-nine weeks ended November 3, 2018 related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. As of the end of the third quarter of fiscal 2018, we have filed our fiscal 2017 federal income tax return and have completed our assessment of the final impact of the Tax Act. We do not anticipate making any additional adjustments that would materially affect our financial position, results of operations or effective tax rate.

In August 2018, the FASB issued guidance that addressed the diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred. Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line as the service arrangement's fees within the statement of operations. This guidance also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts. We are presently in the process of implementing a cloud computing hosting arrangement that is a service contract in connection with our Customer Relationship Management (“CRM”) program. The costs incurred during the application-development stage of our CRM program will be capitalized in accordance with this new guidance and amortized over the term of the contract with our third-party service provider. We early adopted this guidance on a prospective basis as of November 4, 2018, and because our CRM program is a significant component of our strategic plan and will require a material capital investment, we expect this guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. This guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are in the process of evaluating the impact of this guidance on our condensed consolidated financial statements.

In August 2018, the SEC adopted a final rule amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. As a result of the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. These amendments became effective on November 5, 2018, but the SEC has released guidance stating that it will not object if an issuer’s first presentation of these changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the November 5,

2018 effective date of the amendments. We intend to incorporate the amendments into our shareholders’ equity presentation commencing with our Form 10-Q for the first quarter of fiscal 2019.

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

The following table presents assets that are measured at fair value on a recurring basis at November 3, 2018. We had no assets measured at fair value on a recurring basis at February 3, 2018 or October 28, 2017. We have no material liabilities measured at fair value on a recurring or non-recurring basis. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 3, 2018:
Cash equivalents – money market mutual funds	$45,061	$0	$0	$45,061

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment.  These are typically store specific assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable.  If the expected, undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store assets using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact estimated future cash flows. An increase or decrease in projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

There were no impairments of long-lived assets recorded during the thirteen or thirty-nine weeks ended November 3, 2018. During the thirteen weeks ended October 28, 2017, we recorded impairment charges of $105,000 on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $153,000. During the thirty-nine weeks ended October 28, 2017, we recorded impairment charges of $1.7 million on long-lived assets. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $1.2 million.

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

Stock-based compensation includes cash-settled stock appreciation rights (“SARs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended November 3, 2018, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $26,000 before the income tax benefit of $6,000, respectively. For the thirteen and thirty-nine weeks ended October 28, 2017, stock-based compensation expense for the employee stock purchase plan was $10,000 before the income tax benefit of $4,000 and $30,000 before the income tax benefit of $12,000, respectively.

The following table summarizes transactions for our RSAs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSAs at February 3, 2018	915,925	$23.62
Granted	10,998	32.74
Vested	(38,994)	24.88
Forfeited or expired	(51,650)	17.65
RSAs at November 3, 2018	836,279	$24.05

The weighted-average grant date fair value of RSAs granted during the thirty-nine week periods ended November 3, 2018 and October 28, 2017 was $32.74 and $24.09, respectively. The total fair value at grant date of RSAs that vested during the first nine months of fiscal 2018 was $970,000. The total fair value at grant date of RSAs that vested during the first nine months of fiscal 2017 was $2.9 million. The 51,650 shares of RSAs that expired in the first nine months of fiscal 2018 were awards in which the performance measures were not achieved. These awards represented the third tier of RSAs granted on March 19, 2012.

As of November 3, 2018, approximately $2.6 million of unrecognized compensation expense remained related to both our performance-based and service-based RSAs. The cost is expected to be recognized over a weighted average period of approximately 0.5 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based RSAs.

The following table summarizes transactions for our RSUs pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs at February 3, 2018	4,000	$19.55
Granted	200,000	25.05
RSUs at November 3, 2018	204,000	$24.95

As of November 3, 2018, approximately $3.9 million of unrecognized compensation expense remained related to both our performance-based and service-based RSUs. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table summarizes information regarding stock-based compensation expense recognized for both RSAs and RSUs:

(In thousands)	Thirteen Weeks Ended November 3, 2018	Thirteen Weeks Ended October 28, 2017	Thirty-nine Weeks Ended November 3, 2018	Thirty-nine Weeks Ended October 28, 2017
Stock-based compensation before the recognized income tax effect	$4,193	$996	$7,037	$2,140
Income tax effect	$1,085	$398	$1,706	$830

The increase in compensation expense for the thirteen and thirty-nine weeks ended November 3, 2018 compared to the comparative periods in fiscal 2017 was due in part to a cumulative catch-up expense of $2.2 million, which was recorded in the third quarter of fiscal 2018. This cumulative catch-up expense was related to performance-based RSAs, which management had previously determined were not probable to vest prior to their expiration, but given our financial performance to date in fiscal 2018, in the third quarter of fiscal 2018, such awards were deemed by management as probable to vest.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 3, 2018	103,475	$24.26
Exercised	(103,475)	24.26
Outstanding at November 3, 2018	0	$0.00	0.0

SARs were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs would expire. Each SAR entitled the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our common stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26. During the second quarter of fiscal 2018, all remaining SARs granted during the first quarter of fiscal 2015 were exercised.

The fair value of these liability awards were remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. As of November 3, 2018, all outstanding SARs were exercised. The weighted-average fair value of outstanding, non-vested SAR awards as of October 28, 2017 was $3.22.

The fair value was estimated using a trinomial lattice model with the following assumptions:

October 28, 2017
Risk free interest rate yield curve	1.01% - 2.06%
Expected dividend yield	1.4%
Expected volatility	37.34%
Maximum life	2.4 Years
Exercise multiple	1.34
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	Thirteen Weeks Ended November 3, 2018	Thirteen Weeks Ended October 28, 2017	Thirty-nine Weeks Ended November 3, 2018	Thirty-nine Weeks Ended October 28, 2017
Stock-based compensation before the recognized income tax effect	$0	$140	$129	$(97)
Income tax effect	$0	$56	$30	$(38)

As of November 3, 2018, no unrecognized compensation expense remained related to the SARs.

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

Our brick and mortar stores accept various forms of payment from customers at point of sale. These include cash, checks, credit/debit cards and gift cards. Our e-commerce and mobile platforms accept credit/debit cards, PayPal and gift cards as forms of payment. Payments made for products are generally collected when control passes to the customer either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our condensed consolidated financial statements at November 3, 2018.

Returns and Refunds

It is our policy to allow brick and mortar and online customers to exchange or return products for a refund within a limited period of time. We have established a returns allowance based upon historical experience in order to estimate these transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories. At November 3, 2018, approximately $706,000 of refund liabilities and $474,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick and mortar stores and through our e-commerce and mobile platform. Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card. Under the previous revenue guidance, when a customer did not use the entire value of their gift card, we recorded this unredeemed portion of the gift card as revenue when the likelihood of redemption became remote (i.e., breakage). Under ASC 606, estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. This new policy results in earlier recognition of breakage revenue compared to the previous guidance. Consistent with the previous guidance, we do not record breakage revenue when escheat liability to relevant jurisdictions exists. At November 3, 2018, approximately $1.2 million of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.

We offer our customers the opportunity to enroll in our Shoe Perks program, which accrues points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online. Under the previous guidance, after the certificates were batched, issued and awarded to customers at the end of the month, we recorded a liability for the estimated cost of the reward certificates expected to be redeemed. This liability was immaterial at the adoption date and all related certificates expired prior to May 5, 2018 in accordance with the terms of the awards. Under ASC 606, when a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates. At November 3, 2018, approximately $286,000 of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheet. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

Impact of Adoption

The impact of the new guidance on our condensed consolidated balance sheet as of November 3, 2018 is below. In the table, the adjustments for merchandise inventories relate to: (1) the classification of the right of return assets associated with product returns previously recorded net of the refund liability in accrued and other liabilities, and (2) the cost basis of inventory for product shipped to customers not yet received under the previous revenue guidance. The adjustment for deferred income taxes relates to the tax effect of the cumulative effect adjustments. The adjustments to accrued and other liabilities relate to: (1) the classification of the right of return assets from accrued and other liabilities to merchandise inventories, (2) recognition of deferred revenue for product shipped to customers not yet received, and (3) the adjustment to contract liabilities for unredeemed gift cards and award certificates.

	November 3, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Merchandise inventories	$300,510	$(387)	$300,123
Deferred income taxes	8,866	100	8,966
Accrued and other liabilities	(28,094)	(176)	(28,270)

The impact of the new guidance on our condensed consolidated statement of income for the thirteen and thirty-nine weeks ended November 3, 2018 is below. In the table, the adjustments to net sales relate to deferred revenue for product shipped to customers not yet received, breakage revenue for unredeemed gift cards and adjustments associated with our rewards program. The adjustment to cost of sales relates to the cost associated with product shipped to customers not yet received under the previous revenue guidance The impact of the new guidance on income tax expense was immaterial for the thirteen and thirty-nine weeks ended November 3, 2018.

	Thirteen Weeks Ended November 3, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$269,181	$1,121	$270,302
Cost of sales (including buying, distribution and occupancy costs)	187,963	300	188,263

	Thirty-nine Weeks Ended November 3, 2018
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$794,992	$170	$795,162
Cost of sales (including buying, distribution and occupancy costs)	552,666	8	552,674

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 were as follows:

(In thousands)	Thirteen Weeks Ended November 3, 2018		Thirteen Weeks Ended October 28, 2017

Non-Athletics:
Women’s	$59,510	22%	$57,601	20%
Men’s	33,946	13	33,828	12
Children’s	13,155	5	13,378	5
Total	106,611	40	104,807	37

Athletics:
Women’s	47,409	18	52,077	18
Men’s	56,608	20	64,044	22
Children’s	45,264	17	52,511	18
Total	149,281	55	168,632	58

Accessories	12,081	5	12,853	5

Other	1,208	0	1,177	0

Total	$269,181	100%	$287,469	100%

(In thousands)	Thirty-nine Weeks Ended November 3, 2018		Thirty-nine Weeks Ended October 28, 2017

Non-Athletics:
Women’s	$185,525	23%	$176,722	23%
Men’s	107,633	14	104,267	14
Children’s	38,186	5	36,469	5
Total	331,344	42	317,458	42

Athletics:
Women’s	143,583	18	140,725	18
Men’s	170,453	22	170,811	22
Children’s	113,069	14	111,587	14
Total	427,105	54	423,123	54

Accessories	34,019	4	32,781	4

Other	2,524	0	2,560	0

Total	$794,992	100%	$775,922	100%

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%
August 4, 2018	405	0	3	402	(36,000)	4,324,000	6.7%
November 3, 2018	402	3	3	402	(5,000)	4,319,000	4.5%

Year-to-date fiscal 2018	408	3	9	402	(72,000)	4,319,000	4.2%

April 29, 2017	415	7	5	417	7,000	4,533,000	(3.9)%
July 29, 2017	417	5	4	418	(12,000)	4,521,000	0.4%
October 28, 2017	418	7	1	424	37,000	4,558,000	4.4%

Year-to-date fiscal 2017	415	19	10	424	32,000	4,558,000	0.4%

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2017 consisted of the 53 weeks ended February 3, 2018, while fiscal 2018 consists of the 52 weeks ending February 2, 2019. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in fiscal 2018 is shifted one week later compared to fiscal 2017. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported comparable store sales results in this Quarterly Report on Form 10-Q and our other public disclosures compare the thirteen-week and thirty-nine week periods ended November 3, 2018 to the thirteen-week and thirty-nine week periods ended November 4, 2017. As such, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended November 3, 2018	Thirteen Weeks Ended October 28, 2017	Thirty-nine Weeks Ended November 3, 2018	Thirty-nine Weeks Ended October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.8	70.2	69.5	70.9
Gross profit	30.2	29.8	30.5	29.1
Selling, general and administrative expenses	24.3	23.6	24.4	24.3
Operating income	5.9	6.2	6.1	4.8
Interest (income) expense, net	(0.1)	0.0	0.0	0.0
Income before income taxes	6.0	6.2	6.1	4.8
Income tax expense	1.5	2.5	1.5	1.9
Net income	4.5%	3.7%	4.6%	2.9%

Executive Summary for Third Quarter Ended November 3, 2018

We reported a 4.5% comparable store sales increase for the third quarter of fiscal 2018. Our results for the quarter reflected growth across all geographic regions in most major product categories. Our seasonal categories resonated with customers, with our selection of boots posting double-digit comparable store sales gains for both men’s and women’s. Additionally, women’s and children’s athletic categories were up mid single-digits and we posted strong comparable store sales gains in non-athletic categories.

August is a key month for the third quarter due to the back-to-school selling period. Comparable store sales increased 6.5% in August 2018 compared to August 2017, on top of a 7.0% comparable store sales increase in August 2017 compared to August 2016. In addition to the strong comparable store sales growth achieved in August, our comparable store sales also increased in both September and October 2018. We continued to focus on strengthening margins and effectively managing inventory. This resulted in a 1.1% increase in our merchandise margin, which was primarily driven by increased sales in our high-margin seasonal categories. Highlights for the third quarter of fiscal 2018 are as follows:

•	Net sales decreased $18.3 million, or 6.4%, in the third quarter of fiscal 2018 compared to the same period in fiscal 2017. We experienced increases in average units per transaction and conversion, while average sales per transaction and store traffic remained flat compared to the third quarter of fiscal 2017. Due to fiscal 2017 being a 53-week year, the first three quarters of fiscal 2018 ended one week later than in fiscal 2017. This calendar shift moved an important week of back-to-school sales that were included in the third quarter of fiscal 2017 into the second quarter of fiscal 2018. The net effect of this one-week shift decreased sales in our comparable stores in the third quarter of fiscal 2018 by approximately $25.1 million compared to the third quarter of fiscal 2017.

•	Gross profit margin for the third quarter of fiscal 2018 increased to 30.2 percent compared to 29.8 percent in the third quarter of fiscal 2017. Merchandise margin increased 1.1 percent and buying, distribution and occupancy expenses increased 0.7 percent as a percentage of net sales compared to the third quarter of fiscal 2017.

•	Earnings per diluted share increased 15 percent to $0.76.

•	We ended the quarter with $39.7 million in cash and cash equivalents and no outstanding bank debt as of November 3, 2018.

•	We opened three new stores and closed three stores during the third quarter of fiscal 2018, ending the quarter with 402 stores.

•	We continue to make investments in technology and customer engagement and are encouraged by our positive strategic outlook. Our Customer Relationship Management (“CRM”) program, which is intended to focus our entire organization on a more customer-centric model, is a key initiative in fiscal 2018, and we expect to complete the initial implementation of our CRM software solution in the second quarter of fiscal 2019. CRM is an important element in understanding our customers that we believe will help drive continued company growth.

•	We launched our new Shoe Perks loyalty program during July 2018, which offers our high-value customers a new tier of rewards and incentives. Shoe Perks members have responded favorably to our new program, resulting in a double-digit increase in member sales in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. This increase in member spending allowed us to add over 200,000 new members to GOLD status during the third quarter of fiscal 2018, which represents our highest membership status within the program.

Results of Operations for the Third Quarter Ended November 3, 2018

Net Sales

Net sales decreased $18.3 million to $269.2 million during the third quarter of fiscal 2018, a 6.4% decrease over the prior fiscal year’s third quarter net sales of $287.5 million. Of this decrease in net sales, $12.0 million related to stores included in our comparable store sales base, all of which was due to the one-week shift in the fiscal 2018 calendar, and $7.6 million was from the 26 stores closed since the beginning of the third quarter of fiscal 2017. These decreases were partially offset by $1.3 million of sales generated by the 10 new stores opened since the beginning of the third quarter of fiscal 2017.

Gross Profit

Gross profit decreased to $81.2 million during the third quarter of fiscal 2018 compared to gross profit of $85.7 million for the third quarter of fiscal 2017, primarily due to the decrease in net sales. Our gross profit margin increased to 30.2% compared to 29.8% in the third quarter of fiscal 2017. Merchandise margin increased 1.1% and buying, distribution and occupancy expenses increased 0.7% as a percentage of net sales compared to the third quarter of fiscal 2017. The increase in our merchandise margin was primarily driven by increased sales in our high-margin seasonal categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.6 million in the third quarter of fiscal 2018 to $65.2 million compared to $67.8 million in the third quarter of fiscal 2017. As a percentage of sales, these expenses increased to 24.3% in the third quarter of fiscal 2018 from 23.6% in the third quarter of fiscal 2017. The overall decrease in selling, general and administrative expenses during the third quarter of fiscal 2018 compared to the prior year period was primarily due to a $3.0 million decrease in advertising expense to support back-to-school sales that shifted to the second quarter of fiscal 2018, a $2.2 million decrease in expenses for closed stores and a $911,000 net gain from insurance proceeds related to our stores in Puerto Rico affected by hurricanes. These decreases were partially offset by a $4.1 million increase in incentive and equity compensation expense as a result of our improved financial performance.

Pre-opening costs included in selling, general and administrative expenses were $108,000 in the third quarter of fiscal 2018 compared to $209,000 in the third quarter of fiscal 2017. Three new stores were opened in the third quarter of fiscal 2018 compared to seven new stores in the third quarter of fiscal 2017. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $580,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2018. Store closing costs were $519,000, or 0.2% as a percentage of sales, in the third quarter of fiscal 2017. Three stores were closed in the third quarter of fiscal 2018 compared to one store in the third quarter of fiscal 2017. There were no impairments of long-lived assets recorded during the third quarter of fiscal 2018. Included in store closing costs were impairments of long-lived assets of $105,000 recorded during the third quarter of fiscal 2017.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2018 was 25.9% as compared to 40.0% for the same time period in fiscal 2017. The change in the effective tax rate for the third quarter of fiscal 2018 was primarily due to the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced our federal corporate statutory tax rate from 35% to 21%. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Results of Operations for the Nine Month Period Ended November 3, 2018

Net Sales

Net sales increased $19.1 million to $795.0 million for the nine-month period ended November 3, 2018, a 2.5% increase compared to net sales of $775.9 million for the nine-month period ended October 28, 2017. Of the $19.1 million increase in net sales, $33.8 million related to stores included in our comparable store sales base, $2.2 million of which was due to the one-week shift in the fiscal 2018 calendar, and $8.3 million was attributable to sales generated by the 22 new stores opened since the beginning of fiscal 2017. These increases were partially offset by a $23.0 million loss in sales from the 35 stores closed since the beginning of fiscal 2017.

Gross Profit

Gross profit increased $16.3 million to $242.3 million in the first nine months of fiscal 2018 primarily due to the increase in net sales and a decrease in occupancy costs. The gross profit margin for the first nine months of fiscal 2018 increased to 30.5% from 29.1% as reported in the comparable prior fiscal year period. The merchandise margin increased 0.7%, and buying, distribution and occupancy costs decreased 0.6% as a percentage of sales compared to the same period last fiscal year primarily as a result of leveraging lower occupancy expense against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million in the first nine months of fiscal 2018 to $194.1 million compared to the same period last fiscal year. As a percentage of sales, these expenses increased to 24.4% in the first nine months of fiscal 2018 from 24.3% in the first nine months of fiscal 2017. The overall increase in selling, general and administrative expenses during the first nine months of fiscal 2018 was primarily due to an increase in incentive and stock-based compensation due to our improved financial performance. This increase was partially offset by year-over-year decreases in impairments of fixed assets, depreciation expense and lower costs related to our retirement savings plans, as well as a net gain from insurance proceeds related to our stores affected by hurricanes.

In the first nine months of fiscal 2018, pre-opening costs included in selling, general and administrative expenses were $112,000, or 0.0% as a percentage of sales, compared to $726,000, or 0.1% as a percentage of sales, in the same period last year. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred. The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $1.9 million, or 0.2% as a percentage of sales, in the first nine months of fiscal 2018. Store closing costs were $3.2 million, or 0.4% as a percentage of sales, in the first nine months of fiscal 2017. We closed nine stores in the first nine months of fiscal 2018 and ten stores were closed in the first nine months of fiscal 2017. There were no impairments of long-lived assets recorded during the first nine months of fiscal 2018. Included in store closing costs were impairments of long-lived assets of $1.7 million recorded during the first nine months of fiscal 2017.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2018 was 24.2% compared to 38.8% for the same period in fiscal 2017. The change in the effective tax rate for the first nine months of fiscal 2018 was primarily due to the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced our federal corporate statutory tax rate from 35% to 21%. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $37.8 million in the first nine months of fiscal 2018 compared to $9.0 million in the first nine months of fiscal 2017. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year increase in operating cash flow was primarily driven by an increase in net income and an increase in accounts payable and accrued liabilities due to the timing of payments, partially offset by an increase in merchandise inventories, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.

Working capital increased to $269.9 million at November 3, 2018 from $256.9 million at October 28, 2017, primarily due to an $18.6 million increase in cash and cash equivalents, partially offset by a $5.0 million decrease in accounts receivable. The current ratio was 4.2 as of both November 3, 2018 and October 28, 2017.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2018, we expended $5.0 million for the purchase of property and equipment primarily related to remodels of existing stores, investments in technology and normal asset replacement activities. During the first nine months of fiscal 2017, we expended $16.7 million for the purchase of property and equipment, of which $11.0 million was for new stores, remodeling and relocations, and approximately $5.7 million was for continued investments in technology and normal asset replacement activities. During the first nine months of fiscal 2018, we also received insurance proceeds for fixed assets related to hurricane-affected stores.

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

During the first nine months of fiscal 2018, net cash used in financing activities was $42.8 million compared to $34.2 million in the first nine months of fiscal 2017. The increase in cash used in financing activities between the two respective periods was primarily attributable to an increase of $8.6 million in common stock repurchased under our share repurchase program compared to the first nine months of fiscal 2017.

Capital Expenditures

Capital expenditures for fiscal 2018, including actual expenditures during the first nine months, are expected to be approximately $10 million, with approximately $6 million to be used for new stores, relocations and remodels. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities. Lease incentives to be received from landlords during fiscal 2018, including actual amounts received during the first nine months, are expected to be approximately $900,000. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

During fiscal 2018, we anticipate opening three new stores, relocating one store and closing 14 stores. We believe that a continued, disciplined approach to new store openings is very important as we leverage our CRM program and our multi-channel strategy, and pursue opportunities for brick and mortar stores. We remain committed to long-term strategic store growth; however, with the changing landscape in brick and mortar stores, we believe more attractive real estate opportunities will become available in the marketplace if we remain diligent in our approach. As of the date of this Quarterly Report on Form 10-Q, we do not plan to open any new stores until after we launch our CRM software solution, which we expect to occur in the second quarter of fiscal 2019. We expect that new store openings will re-commence in fiscal 2020.

We aim to realize positive long-term financial performance for our store portfolio. We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations. Our approach is both qualitative and quantitative in nature. We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about our customers as we implement our CRM program.

Three stores were opened in the first nine months of fiscal 2018. Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $331,000 for fiscal 2018, or an average of approximately $110,000 per store. During fiscal 2017, we opened 19 new stores and expended $1.3 million on pre-opening expenses, or an average of $70,000 per store. The expected increase in average pre-opening expense per store is primarily due to higher expected costs associated with advertising in large, existing markets. The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.

We closed nine stores during the first nine months of fiscal 2018. Ten stores were closed during the first nine months of fiscal 2017. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the long-lived assets to be disposed of at closing and the cost incurred in terminating the lease.

Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the store. Even though this could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted earnings per share. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. Although we have seen financial improvement in a number of stores that were being assessed for closure in fiscal 2018, we will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On September 13, 2018, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders.  The dividend of $0.08 per share was paid on October 22, 2018 to shareholders of record as of the close of business on October 8, 2018.

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

Credit Facility

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions. The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met. The Credit Agreement contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. We were in compliance with these covenants as of November 3, 2018. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at November 3, 2018. As of November 3, 2018, $48.8 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2018 and expiring December 31, 2018. The purchases may be made in the open market or through privately negotiated transactions, from time-to-time through December 31, 2018, and in accordance with applicable laws, rules and regulations. On January 19, 2018, we entered into a stock repurchase plan for the purpose of repurchasing shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expired on March 30, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the third quarter of fiscal 2018, we repurchased approximately 519,000 shares of common stock at a total cost of $20.0 million under the share repurchase program. As of November 3, 2018, approximately 1.3 million shares at an aggregate cost of $39.0 million had been repurchased under the share repurchase program. The amount that remained available under the share repurchase program at November 3, 2018 was $11.0 million. Between November 4, 2018 and November 30, 2018, we repurchased approximately 137,000 shares under the share repurchase program at an aggregate cost of $5.0 million. As a result, as of November 30, 2018, the amount that remained available under our share repurchase program was approximately $6.0 million.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2018.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 3, 2018, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased (1)	per Share	Programs (2)	Programs (2)

August 5, 2018 to September 1, 2018	0	$0.00	0	$30,957,000
September 2, 2018 to October 6, 2018	389,558	$38.54	389,175	$15,957,000
October 7, 2018 to November 3, 2018	130,438	$38.52	129,873	$10,954,000
	519,996		519,048

(1)	Total number of shares purchased includes 948 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

(2)	On December 14, 2017, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2018 and expiring on December 31, 2018.

ITEM 6.  EXHIBITS

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statement of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.				X

SHOE CARNIVAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2018	SHOE CARNIVAL, INC. (Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)