Form 10-K
period 2019-02-02
SHOE CARNIVAL INC
filed 2019-04-02
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   February 2, 2019

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 3, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $395,489,636 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 25, 2019 was 15,374,819.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on June 13, 2019 is incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended February 2, 2019

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see ITEM 1A. RISK FACTORS of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations or online.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts. On average, our stores are approximately 10,800 square feet, generate approximately $2.5 million in annual sales and carry inventory of approximately 27,800 pairs of shoes per location.  As of February 2, 2019, we operated 397 stores in 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Broad merchandise assortment

Our objective is to be the destination shoe retailer-of-choice for a wide range of consumers seeking value-priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries approximately 27,800 pairs of shoes in four general categories – women’s, men’s, children’s and athletics – which are organized within the store by category and brand, thus fashioning strong brand statements within the aisles.  We engage our customers by presenting creatively branded merchandise statements and signage upon entering our stores. Key brands are further emphasized by prominent displays on end caps, focal walls, and within the aisles.  These displays may highlight a product offering of a single vendor, highlight sales promotions, advertise promotional pricing to meet or beat competitors’ sale prices or may make a seasonal or lifestyle statement by highlighting similar footwear from multiple vendors.  These visual merchandising techniques make it easier for customers to shop and focus attention on key name brands.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores and introduces our concept to consumers who are new to Shoe Carnival in both existing and new markets.  Customers who enroll in our loyalty program (“Shoe Perks”) or register on our website receive periodic personalized e-mail communications from us.  These communications afford us additional opportunities to highlight our broad product assortment and promotions.

Value pricing for our customers

Our marketing efforts attract moderate income, value-conscious consumers seeking name brand footwear for all age groups.  We believe that by offering a wide selection of popular styles of name brand merchandise at competitive prices, we generate broad customer appeal.  Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether it is at any of our store locations, online at shoecarnival.com or through our mobile app.  We also believe our fun and promotional shopping environment contributes to a reputation of value pricing.

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

Our centralized network connects our corporate office to our distribution center and retail stores via a wide area network, providing up-to-date sales and inventory information as required.  Our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by location, by day, down to the size of shoe.  Using this information, our merchandise managers meet regularly with vendors to compare their product sales, gross margins and return on inventory investment against previously stated objectives.  We believe timely access to key business data has enabled us to drive annual comparable store sales increases, manage our markdown activity and improve inventory turnover.

Growth Strategy

Store portfolio

Increasing market penetration by opening new stores has historically been a key component of our growth strategy. While our focus continues to be on generating positive long-term financial performance for our store portfolio, we only opened three new stores in fiscal 2018 and do not expect to open any new stores in fiscal 2019.  As we leverage customer data from our Customer Relationship Management (“CRM”) program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across large, mid-size and smaller markets in fiscal 2020. Our CRM program is more fully described below under, “Multi-Channel Strategy – Customer Relationship Management.”

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

Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close those stores. Based on this analysis, we closed 14 stores in fiscal 2018, and we currently expect to close seven to 10 stores in fiscal 2019. Even though this could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted earnings per share.

As of February 2, 2019, we operated 397 stores located across 35 states and Puerto Rico.  Our stores averaged approximately 10,800 square feet, ranging in size from 4,000 to 26,000 square feet.  New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers.  Our traditional store prototype typically utilizes between 7,000 and 10,000 square feet of leased area.  During the past several years, we began to roll out scalable store prototypes that reflect the diverse population densities of our markets.  These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability.  The sales area is approximately 85% of the typical gross store footprint.

	Historical Store Count
Fiscal Years	2018	2017	2016	2015	2014
Stores open at the beginning of the year	408	415	405	400	376
New store openings	3	19	19	20	31
Store closings	(14)	(26)	(9)	(15)	(7)
Stores open at the end of the year	397	408	415	405	400
Stores relocated	1	3	3	2	3
Percentage of store base remodeled	1%	3%	4%	7%	7%

We lease all store locations, as we believe the flexibility afforded by leasing allows us to avoid the inherent risks of owning real estate, particularly with respect to underperforming stores.  Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market.  Potential store site selection criteria include, among other factors, market demographics, traffic counts, tenant mix, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.  The time required to open a store after signing a lease depends primarily upon the property owner’s ability to deliver the premises.  After we accept the premises from the property owner, we can generally open a turnkey store within 60 days and open an “as-is” store in up to 115 days.  A turnkey store is generally available for immediate use from the landlord, as the landlord performs nearly all aspects of construction and delivers the store in a condition ready for fixtures.  There are typically minimal tenant improvement allowances negotiated with landlords for turnkey stores.  An “as-is” store typically requires more significant capital investment by us, as the landlord performs minimal construction and delivers the space “as-is” while representing that the location is free of hazardous materials.  There are typically significant tenant improvement allowances negotiated with landlords for “as-is” stores.

Multi-Channel Strategy

We are committed to establishing Shoe Carnival as a world class multi-channel retailer.  The foundation of our multi-channel strategy is connecting customers with our wide assortment of store inventory through multiple channels, while maintaining a personalized, seamless customer service experience.  The Shoe Carnival customer’s shopping journey is complex and rapidly evolving, bridging multiple devices and touchpoints.  We are committed to providing an incomparable customer experience across all channels and believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are aligned with rapidly changing consumer behavior.  These initiatives are an integral part of expanding our multi-channel footprint and creating opportunities to connect with our customers in new ways.

Customer Relationship Management

In fiscal 2018 we continued to invest in our CRM strategy, which is intended to focus our entire organization on a more customer-centric model.  We engaged with a strategic partner that specializes in creating holistic CRM strategies for large and mid-sized retail organizations to provide discovery, implementation, launch and ongoing support for our customer-centric, multi-channel CRM Solution. This new platform will form the foundation of our CRM program and will also serve as the systemic framework for our Shoe Perks loyalty program and CRM campaign manager.  We expect this initiative will give us an improved view into customer data, allowing us to more effectively communicate with consumers on a personalized basis. Using primarily transaction data, we are gaining useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence.  Additionally, we are gaining a deeper understanding of the brands and categories our high-value customers consistently purchase so that we can continue to deliver strong performance at a geographic and store level.

We believe using CRM strategies will help drive customer retention through segmentation and other analysis and will aid us in gaining a better understanding of our existing customer base as well as identifying new customers.  As we segment our high-value customers through data analysis and target the broader market of customers with similar characteristics, we expect this to play a key role in our growth.  We believe the data received as a result of our CRM program will allow us to better merchandise each individual store, market to specific customers and aid in identifying new store opportunities.  Although a large part of customer data comes from our loyalty program, we take a holistic view of CRM.  We believe this approach should help drive continued Company growth in fiscal 2019 as we continue to enhance our loyalty program and CRM capabilities through exclusive offers and personalized messaging and build even greater loyalty and a deeper relationship with our Shoe Perks customers.

We expect to officially launch our CRM Solution in the third quarter of fiscal 2019.  This launch represents the implementation of our production CRM database to support customer information, identity management and our CRM campaign management software.

Ship-From-Store

Our Ship-From-Store program is a core element of our multi-channel strategy.  This program allows stores to fulfill online orders and has been implemented on a chain-wide basis (with limited exceptions).  By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead.  Additionally, e-commerce orders for certain key items and promotional product are fulfilled from our distribution center in Evansville, Indiana.

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

Buy Online, Pick Up In Store

Another key element of our multi-channel strategy is our buy online, pick up in store program.  This program provides the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores.

E-commerce and Mobile

In fiscal 2017, we relaunched our e-commerce and mobile storefronts on a new platform designed to improve the customer journey and allow us to provide a more relevant and personalized shopping experience for our customers. We continue to build upon this foundation and plan to add new functionality, including mobile payment options and the ability to shop a specific Shoe Carnival store location, which are planned for launch in the first half of fiscal 2019.

Given our desire to connect with customers anywhere and anytime, our mobile strategy is an important component of the customer’s journey and our overall multi-channel strategy. A majority of our customers are accessing our e-commerce site on their mobile devices, and we continue to enhance our mobile web experience to better serve the unique needs of our customers. In addition, our mobile app offers native e-commerce functionality directly from the app and provides Shoe Perks members easy access to their rewards.  Customers also have the ability to scan bar codes in-store to access product ratings and reviews and find extended sizes.

Expanded Online Assortment

We implemented a Vendor Drop-Ship program with select vendor partners prior to the fiscal 2018 back-to-school season.  This important program offers our customers an expanded online assortment of styles and colors that we do not carry in-store, and we expect to continue to expand this program in the future.  While our customers benefit from expanded item assortment, the functionality of this program is seamless, and our customers’ online experience is not impacted by the Vendor Drop-Ship fulfillment option.  We benefit from this program by not having to make a capital investment in the expanded inventory assortment, which is carried and fulfilled by the vendors participating in this program.

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

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate.  This helps us select our assortment and quantities in order to manage and allocate inventories at the store level.  The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, climate and seasonality, among other factors.  Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear, and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.  Due to our multi-channel retailer strategy, we view our e-commerce sales as an extension of our physical stores.

Our stores and e-commerce site offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise.  Our stores carry complementary accessories such as socks, belts, shoe care items, handbags, sport bags, backpacks, scarves and wallets, while our e-commerce site offers certain handbags, sport bags and backpacks.  We purchase merchandise from approximately 160 footwear vendors.  Management of the purchasing function is the responsibility of our Executive Vice President – Chief Merchandising Officer.  Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and current demand for their products.  We adjust future purchasing decisions based upon the results of this analysis.  In fiscal 2018, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for approximately 32% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business.  As is common in the industry, we do not have any long‑term contracts with our suppliers.

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

The table below sets forth our percentage of merchandise sales by product category.

Fiscal Years	2018	2017	2016	2015	2014
Non-Athletics:
Women's	24%	24%	26%	27%	27%
Men's	14	14	14	14	14
Children's	5	5	5	5	5
Total	43	43	45	46	46
Athletics:
Women's	18	17	16	16	16
Men's	21	22	22	22	21
Children's	14	14	13	12	13
Total	53	53	51	50	50
Accessories	4	4	4	4	4
Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations.  We utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer.  Special emphasis is made to highlight brands as well as specific styles of product, and visual graphics are used extensively in our stores to emphasize the lifestyle aspect of the styles we carry.  The use of social media has become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to, our core customers.  For fiscal 2018, approximately 47% of our total advertising budget was directed to digital media, television and radio.  Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance.  We make a special effort to utilize the cooperative advertising dollars and collateral offered by vendors whenever possible.  We utilize television advertising to deliver a balanced mix of both branding and seasonal product messaging across the year beginning with the Easter selling season.  Moreover, it enables us to provide a message of offering value-priced, current season footwear.

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

We remain highly focused on expanding Shoe Perks enrollment.  In fiscal 2018, we added 2.4 million new members, and purchases from Shoe Perks members were approximately 68% of our net sales.  We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.  We relaunched our Shoe Perks program just prior to the back-to-school selling period in fiscal 2018 to better reward our high-value customers and incentivize all of our members in order to encourage brand loyalty.  As part of this relaunch, we added a new “Gold” tier for our high-value customers. Our customers who qualify for our Gold tier receive additional rewards and incentives. The Gold tier represents approximately 35% of our active members and the average transaction value for these customers is 20% higher than non-Gold Shoe Perks members.

We strive to make each store opening a major retail event.  Major promotions during grand openings and peak selling periods feature contests and prize giveaways.  We believe our grand openings help establish the high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word‑of‑mouth advertising.  Although we do not anticipate any new store openings in fiscal 2019, we expect to continue to pursue opportunities for brick-and-mortar store growth in fiscal 2020.

Distribution

We operate a single 410,000 square foot distribution center located in Evansville, Indiana. Our facility is leased from a third party and can support the processing and distribution needs for up to 460 stores based on our current configuration.  We have the right to expand the facility by 200,000 square feet, which would provide us processing capacity to support approximately 650 stores.

Our distribution center is equipped with state-of-the-art processing and product movement equipment.  The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements.  These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores.  Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless.  Merchandise is typically shipped to each store location once per week.  For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments.  Our shipments to Puerto Rico are loaded for containerized overseas shipment, with final delivery by a third-party provider.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Store Operations, who is assisted by a Senior Vice President of Operations, divisional managers, regional directors, district managers and the individual store general managers.  Generally, each store has a general manager and up to three store managers, depending on sales volume.  Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.  Administrative functions are centralized at the corporate headquarters.  These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.  Management oversight for e-commerce is also located at our corporate headquarters.

Employees

At February 2, 2019, we had approximately 5,200 employees, of which approximately 2,900 were employed on a part-time basis.  The number of employees fluctuates during the year primarily due to seasonality.  No employees are represented by a labor union.

We attribute a large portion of our success in various areas of cost control to our inclusion of virtually all management level employees in incentive compensation plans.  We contribute all or a portion of the cost of medical, disability and life insurance coverage for those employees who are eligible to participate in Company‑sponsored plans.  Additionally, we sponsor retirement plans that are open to all employees who have met the minimum age and work hour requirements.  All employees are eligible to receive discounts on purchases from our stores.  We consider our relationship with our employees to be satisfactory.

Seasonality

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  Non-capital expenditures, such as advertising and payroll incurred prior to the opening of a new store, are charged to expense as incurred.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur closing costs related to the closure of existing stores.

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

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, The Carnival®, Donna Lawrence®, Innocence®, Y-NOT?®, UNR8ED®, Solanz®, Cabrizi®, Shoe Perks®, SC Work Wear®, When You Want To 2®, A Surprise In Store®, Shoes 2U®, Laces for Learning® and Princess Lacey’s Laces®.  We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations.  We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Available Information

We make available free of charge through the investor relations portion of our website at www.shoecarnival.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We have included our website address throughout this filing as textual references only.  The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

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

Executive Officers

Name	Age	Position
J. Wayne Weaver	84	Chairman of the Board and Director
Clifton E. Sifford	65	President, Chief Executive Officer and Director
W. Kerry Jackson	57	Senior Executive Vice President - Chief Operating and Financial Officer and Treasurer
Timothy T. Baker	62	Executive Vice President - Store Operations
Carl N. Scibetta	60	Executive Vice President - Chief Merchandising Officer
Mark J. Worden	45	Executive Vice President - Chief Strategy and Marketing Officer

Mr. Weaver has served as Chairman of the Board since March 1988.  From 1978 until February 2, 1993, Mr. Weaver had served as President and Chief Executive Officer of Nine West Group, Inc., a designer, developer and marketer of women’s footwear.  He has over 50 years of experience in the footwear industry.  Mr. Weaver is a former Director of Nine West Group, Inc.  Mr. Weaver served as Chairman and Chief Executive Officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012.  Mr. Weaver previously served two terms as a Director of Stein Mart, Inc., a publicly traded chain of off-price retail stores, from June 2014 until March 2016 and from November 2000 until April 2008.

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

Mr. Worden has been employed as Executive Vice President – Chief Strategy and Marketing Officer since September 2018. Prior to joining us, Mr. Worden led the Northern European region for S. C. Johnson & Son, Inc. (“SC Johnson”), a manufacturer of household cleaning supplies and products, and was responsible for revenue and share growth objectives across six countries from May 2014 to July 2018. Prior to that, Mr. Worden served as Assistant to the Chairman and Chief Executive Officer of SC Johnson from May 2012 to May 2014 and as a Senior Marketing Director from 2009 to 2012. Mr. Worden also served as a Senior Brand Manager at Kimberly-Clark Corporation and held multiple marketing roles across their flagship brands during his tenure there from 2003 through 2009.

Our executive officers serve at the discretion of the Board of Directors.  There is no family relationship between any of our Directors or executive officers.

ITEM 1A.	Risk Factors

Carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock.  Investing in our common stock involves a high degree of risk.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be materially and adversely affected.  See PART I “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K.

Economic conditions and unemployment rates may adversely affect consumer spending and may significantly harm our business.  The success of our business depends to a significant extent upon the level of consumer spending.  A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic, industry and weather conditions;
•	unemployment trends and salaries and wage rates;
•	energy costs, which affect gasoline and home heating prices;
•	the level of consumer debt;
•	consumer credit availability;
•	real estate values and foreclosure rates;
•	consumer confidence in future economic conditions;
•	interest rates;
•	health care costs;
•	tax rates, policies and timing and amounts of tax refunds; and
•	war, terrorism, other hostilities and security concerns.

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

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.  Our success and growth are partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our website.  Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets.  Media placement decisions are generally made months in advance of the scheduled release date.  Our inability to accurately predict our consumers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results.  In addition, our competitors may spend more on marketing or use different marketing approaches, which could provide them with a competitive advantage.

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

A failure to increase sales at our existing stores may adversely affect our stock price and affect our results of operations.  A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;
•	timing of holidays, including sales tax holidays;
•	general regional and national economic conditions;
•	inclement weather and/or unseasonable weather patterns;
•	consumer trends, such as less disposable income due to the impact of higher prices on consumer goods;
•	fashion trends;
•	changes in our merchandise mix;
•	our ability to efficiently distribute merchandise;
•	timing and type of, and customer response to, sales events, promotional activities or other advertising;
•	the effectiveness of our inventory management;
•	new merchandise introductions; and
•	our ability to execute our business strategy effectively.

In addition, consumers are increasingly using online retailers for their fashion purchases, shifting sales away from brick-and-mortar stores to e-commerce channels.  This shift in shopping preference has resulted, and may continue to result, in decreased traffic in our physical stores, which could reduce sales at our physical stores and, in turn, negatively affect our business and financial results.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue.  The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations.  We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand. We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2018, we added 2.4 million new members, and purchases from Shoe Perks members were 68% of net sales. Shoe Perks members on average spent 19% more per transaction than non-members in fiscal 2018.  If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

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

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions in business and increased costs.  We outsource some of our business processes to third-party vendors. We make a diligent effort to ensure that all providers of these outsourced services are observing proper internal control practices; however, there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services or our inability to arrange for alternative providers on favorable terms in a timely manner could disrupt our business, increase our costs or otherwise adversely affect our business and our financial results.

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

We will require significant funds to implement our business strategy and meet our other liquidity needs.  We may not continue to generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our business strategy and meet our other liquidity needs.  In fiscal 2019, capital expenditures are expected to range from $21 million to $22 million.  Our actual costs may be greater than anticipated.  We also require working capital to support inventory for our existing stores.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed.  Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs.  If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Various risks associated with our e-commerce business may adversely affect our business and results of operations.  Digital commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.  We sell shoes and related accessories through our website at www.shoecarnival.com.  We fulfill e-commerce orders from our store locations and from our distribution center.  We anticipate that the percentage of our sales through our e-commerce site will continue to grow and thus the risks associated with these operations could have a material impact on our overall operations.  However, our e-commerce operations may not achieve growing sales and profitability.  Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware, software and service providers, and the need to invest in additional computer systems.  Any significant interruptions in the operations of these third-party providers, over which we have no control, could have a material adverse effect on our e-commerce business. Our e-commerce operations involve additional potential risks that could have an impact on our results of operations, including hiring, retaining and training personnel to conduct our e-commerce operations, diversion of sales from our stores, our ability to manage any upgrades or other technological changes, our ability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers, exposure to potential liability for online content, risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions, and security risks related to our electronic processing and transmission of confidential customer information.  Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial position and cash flows.

An increase in the cost or a disruption in the flow of imported goods may decrease our sales and profits.  We rely on imported goods to sell in our stores.  Substantially all of our footwear product is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors.  Our primary footwear manufacturers are located in China.  A disruption in the flow of imported merchandise or an increase in the cost of those goods may decrease our sales and profits.  In addition, we do not control our vendors or their labor and business practices.  The violation of labor, product safety or other laws by one of our vendors could have an adverse effect on our business and reputation.

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

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.  As part of our growth strategy, we intend to continue to invest in our multi-channel initiatives, which will require substantial investment in technology.  Although we do not expect any new store openings in fiscal 2019, we expect to open new stores in fiscal 2020.  When we resume new store growth in the future, we may not be able to open all of the new stores contemplated by our growth strategy, and the new stores that we open may not be as profitable as existing stores.

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

If we fail to successfully implement our growth strategy, it could have a material adverse effect on our business, financial condition or results of operations.  The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•	the acceptance of the Shoe Carnival concept in new markets;
•	our ability to provide adequate distribution to support growth;
•	our ability to source sufficient levels of inventory to meet the needs of new stores and for our Ship From Store, Shoes 2U and Buy Online Pick Up In Stores services;
•

our ability to resolve downtime or technical issues related to our e-commerce site, our mobile app, our third-party order management and fulfillment systems, and all other related systems that support our multi-channel strategy;

•	our ability to execute multi-channel advertising and marketing campaigns to effectively communicate our message to our customers and our employees;
•	our ability to locate suitable store sites and negotiate store leases (for new stores and renewals) on favorable terms;
•	particularly if we expand into new markets, our ability to open a sufficient number of new stores to provide the critical mass needed for efficient advertising and effective brand recognition;
•	the availability of financing for capital expenditures and working capital requirements;
•	our ability to improve costs and timing associated with opening new stores; and
•	the impact of new stores on sales or profitability of existing stores in the same market.

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In fiscal 2018, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for approximately 32% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

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

Other factors that may affect our quarterly results of operations include:

•	fashion trends;
•	the timing and amount of income tax refunds to customers;
•	the effectiveness of our inventory management;
•	changes in general economic conditions and consumer spending patterns; and
•	actions of competitors or co-tenants.

If our future quarterly results fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.  Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) have resulted, and in the future may result, in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

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

Our stock price may be volatile and could decline substantially.  The stock market has, from time to time, experienced extreme price and volume fluctuations.  Many factors may cause the market price for our common stock to decline, including:

•	operating results failing to meet the expectations of securities analysts or investors in any quarter;
•	downward revisions in securities analysts’ estimates;
•	material announcements by us or our competitors; and
•	the other risk factors cited in this Annual Report on Form 10-K.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation.  If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program.  Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2019.  However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 19.5% of our outstanding common stock. Mr. Weaver’s adult son is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Bradley Wayne Weaver, and, as a result, beneficially owns the approximately 6.5% of our outstanding common stock held by such trust. Mr. Weaver’s adult daughter is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Leigh Anne Weaver, and, as a result, beneficially owns the approximately 6.5% of our outstanding common stock held by such trust.  Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from or be opposed to the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

The following table identifies the number of our stores in each state and Puerto Rico as of February 2, 2019:

State/Territory		State/Territory
Alabama	11	New Jersey	3
Arkansas	10	New York	3
Arizona	4	North Carolina	18
Colorado	4	North Dakota	4
Delaware	1	Ohio	20
Florida	30	Oklahoma	7
Georgia	16	Pennsylvania	16
Idaho	4	Puerto Rico	6
Iowa	11	South Carolina	10
Illinois	30	South Dakota	2
Indiana	29	Tennessee	20
Kansas	5	Texas	46
Kentucky	12	Utah	2
Louisiana	9	Virginia	7
Michigan	16	Wisconsin	3
Missouri	22	West Virginia	5
Mississippi	6	Wyoming	1
Montana	1	Total Stores	397
Nebraska	3

In February 2006, we entered into an operating lease with an independent third party to lease our 410,000 square foot distribution center located in Evansville, Indiana.  The lease has an initial term of 15 years, expiring in 2021.  We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 200,000 square feet.

In June 2006, we entered into an operating lease with an independent third party to lease our corporate headquarters for an initial term of 15 years, expiring in 2021.  We have the right to extend the initial lease term for up to three additional periods of five years each, and to expand the facility by up to 30,000 square feet.  As of the date of this Annual Report on Form 10-K, we have not exercised our right to extend the lease term, but we are presently in negotiations to purchase our corporate headquarters for approximately $7 million.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Growth Strategy” and “Distribution” as well as PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – “Executive Summary” of this Annual Report on Form 10-K.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993.  As of March 25, 2019, there were approximately 138 holders of record of our common stock.  We did not sell any unregistered equity securities during fiscal 2018.

Cash Dividends

During fiscal 2018, we paid quarterly cash dividends of $0.075 per share in the first quarter and $0.08 per share in the second, third and fourth quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10 million.

On March 21, 2019, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2019.  The quarterly cash dividend of $0.08 per share will be paid on April 22, 2019 to shareholders of record as of the close of business on April 8, 2019.

Issuer Purchases of Equity Securities

Throughout fiscal 2018, we issued treasury shares to certain employees and our non-employee directors in the form of restricted stock awards and upon the vesting of restricted stock units.  We also repurchased 12,842 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain restricted stock awards.  It is our intention to continue these practices as they relate to the issuance of treasury shares.

On December 13, 2018, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2019. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2019 and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 2, 2019, no shares had been repurchased under the new share repurchase program.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2017 and expired in accordance with its terms on December 31, 2018. At its expiration, we had purchased approximately 1.5 million shares at an aggregate cost of $46.0 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2018:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)

November 4, 2018 to December 1, 2018	137,427	$36.50	137,056	$5,952,000
December 2, 2018 to January 5, 2019	60,300	$33.14	60,300	$50,000,000
January 6, 2019 to February 2, 2019	0	$0.00	0	$50,000,000
	197,727		197,356

(1)	Total number of shares purchased includes 371 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)

On December 13, 2018, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2019 and expiring on December 31, 2019.  The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2017 and expired in accordance with its terms on December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity plans has been incorporated by reference into PART III, ITEM 12 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in PART II, ITEM 7 along with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.

(In thousands, except per share and operating data)

Fiscal years (1)	2018	2017	2016	2015	2014
Income Statement Data:
Net sales	$1,029,650	$1,019,154	$1,001,102	$983,968	$940,162
Cost of sales (including buying, distribution and occupancy costs)	720,658	722,885	711,867	693,452	666,483
Gross profit	308,992	296,269	289,235	290,516	273,679
Selling, general and administrative expenses	259,232	258,568	251,323	243,883	231,826
Operating income	49,760	37,701	37,912	46,633	41,853
Interest income	(747)	(4)	(6)	(39)	(14)
Interest expense	150	292	169	168	165
Income before income taxes	50,357	37,413	37,749	46,504	41,702
Income tax expense	12,222	18,480	14,232	17,737	16,175
Net income	$38,135	$18,933	$23,517	$28,767	$25,527

Net income per share:
Basic	$2.51	$1.15	$1.28	$1.45	$1.27
Diluted	$2.45	$1.15	$1.28	$1.45	$1.27

Weighted average shares:
Basic	15,111	16,220	18,017	19,417	19,777
Diluted	15,499	16,227	18,022	19,427	19,791

Dividends declared per share	$0.315	$0.295	$0.275	$0.255	$0.24

Selected Operating Data:
Stores open at end of year	397	408	415	405	400
Square footage of store space at year end (000’s)	4,268	4,391	4,526	4,465	4,419
Average sales per store (000’s) (2)	$2,473	$2,419	$2,367	$2,407	$2,390
Average sales per square foot (2) (4)	$236	$229	$224	$224	$221
Comparable store sales (2) (3)	4.3%	0.3%	0.5%	3.0%	1.8%
Balance Sheet Data:
Cash and cash equivalents	$67,021	$48,254	$62,944	$68,814	$61,376
Total assets	$417,999	$415,580	$458,478	$481,093	$465,016
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$304,433	$307,302	$318,882	$339,802	$331,198

(1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2018, 2017, 2016, 2015, and 2014 relate respectively to the fiscal years ended February 2, 2019, February 3, 2018, January 28, 2017, January 30, 2016, and January 31, 2015.  Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)

Selected Operating Data for fiscal 2017 has been adjusted to a comparable 52-week period ended January 27, 2018. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar.  To minimize the effect of this fiscal calendar shift on comparable store sales, average sales per store and average sales per square foot, our reported annual comparable store sales results for fiscal 2017 compare the 52-week period ended January 27, 2018 to the 52-week period ended January 28, 2017 and average sales per store and average sales per square foot are calculated for the 52-week period ended January 28, 2017.  Comparable store sales results for fiscal 2018 compare the 52-week period ended February 2, 2019 to the 52-week period ended February 3, 2018.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.

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

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value-priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, sport bags, backpacks, scarves and wallets.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in some of our smaller stores and introduces our concept to consumers who are new to Shoe Carnival in both existing and new markets.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2018, 2017 and 2016 relate respectively to the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

Executive Summary

Overview

Net income increased to $38.1 million in fiscal 2018, or $2.45 per diluted share, compared to net income of $18.9 million, or $1.15 per diluted share, in fiscal 2017.  Despite a low-single digit decline in store traffic, comparable store sales increased by 4.3% in fiscal 2018, and we generated a low-single digit improvement in our conversion rate, primarily due to continued progress with our multi-channel strategy.  Our balance sheet remains strong as of February 2, 2019, with inventory down $3.0 million year-over-year, $67.0 million in cash and cash equivalents and no outstanding debt.

Highlights of our performance in fiscal 2018 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•

Net sales increased $10.5 million, or 1.0%, during the 52-week fiscal 2018 compared to a 53-week fiscal 2017.  Of the $10.5 million increase in net sales, approximately $8.9 million was attributable to the 22 new stores we opened since the beginning of fiscal 2017 and $28.5 million was attributable to the stores in our comparable store sales base.  This net sales increase was partially offset by the loss of $26.9 million in sales from the 40 stores closed since the beginning of fiscal 2017.  Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2017 (the 53rd week).  The loss of this one week of sales in fiscal 2018 negatively affected our net sales comparison, as approximately $13.0 million in net sales were recorded for this extra week in fiscal 2017.

•

Comparable store sales for the 52-week period ended February 2, 2019 increased 4.3% compared to the 52-week period ended February 3, 2018, despite a low-single digit decline in store traffic.  Customers responded well to our product assortment and marketing efforts throughout the year, and we posted comparable store sales increases in all major product categories.  Seasonal product categories, such as women’s and children’s sandals and men’s boots, all posted double-digit comparable store sales increases.  We continue to offer our customers fresh new styles and colors from brands that drive the athletic and athleisure trend.  Adult athletics posted a low-single digit comparable store sales increase during the year led by women’s athletics, which posted a mid-single digit sales increase during fiscal 2018.

•

Our gross profit margin increased to 30.0% in fiscal 2018 from 29.1% in the prior year.  Our merchandise margin increased 0.3% primarily due to higher margins achieved in the women’s non-athletic category.  Buying, distribution and occupancy costs, as a percentage of sales, decreased 0.6% compared to the prior year primarily as a result of lower occupancy expenses during the year and the leveraging effect of higher sales.

•

In December 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which reduced our maximum corporate tax rate from 35% to 21%, effective January 1, 2018.  Our effective tax rate decreased to 24.3% in fiscal 2018 compared to 49.4% in fiscal 2017 primarily due to the change in the corporate tax rate. We also recorded additional income tax expense of $4.4 million in fiscal 2017 related to the one-time remeasurement of certain deferred tax assets and liabilities using the new, lower corporate tax rate.

•

We repurchased approximately 1.5 million shares of common stock during fiscal 2018 at a total cost of $46.0 million under our share repurchase programs and ended fiscal 2018 with $67.0 million in cash and cash equivalents, and we ended fiscal 2018 with no outstanding debt.

•

In fiscal 2018, we continued to invest in our CRM strategy, which is intended to focus our entire organization on a more customer-centric model.  We engaged with a strategic partner that specializes in creating holistic CRM strategies for large and mid-sized retail organizations to provide discovery, implementation, launch and ongoing support for our customer-centric, multi-channel CRM Solution. This new platform will form the foundation of our CRM program and will also serve as the systemic framework for our Shoe Perks loyalty program.

•

In fiscal 2018, we increased membership in our Shoe Perks customer loyalty program by an additional 2.4 million members, which brought total membership to 21.7 million customers at the end of the fiscal year.  For the fiscal year, member sales accounted for approximately 68% of our total business and members on average spent 19% more per transaction than non-members.  The Gold tier represents approximately 35% of our active Shoe Perks members and the average transaction value for these customers is 20% higher than non-Gold Shoe Perks members.  We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

•

We began fiscal 2018 expecting to close approximately 25 to 30 stores. Our management team was focused on improving the metrics of certain stores expected for closure and was successful in making them productive contributors to our store base.  As a result, we closed 14 stores during the year, opened three stores and relocated one store.  We ended the year with 397 stores.

Fiscal 2019

Fiscal 2019 will continue to be a year of innovation for Shoe Carnival.  In the third quarter, we expect to officially launch our CRM Solution.  This launch represents the official implementation of our production CRM database to support customer information, identity management and our CRM campaign management software.  In fiscal 2019 we will continue to invest in our CRM strategy, which is intended to focus our entire organization on a more customer-centric model.  We will continue to work with our strategic partner that specializes in creating holistic CRM strategies for large and mid-sized retail organizations to provide discovery, implementation, launch and ongoing support for our customer-centric, multi-channel CRM Solution. This new platform will form the foundation of our CRM program and will also serve as the systemic framework for our Shoe Perks loyalty program and CRM campaign manager.  We expect this initiative will give us an improved view into customer data, allowing us to effectively communicate with consumers on a personalized basis. Using primarily transaction data, we are gaining useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence.  Additionally, we are gaining a deeper understanding of the brands and categories our high-value customers consistently purchase so that we can continue to deliver strong performance at a geographic and store level. Although a large part of customer data comes from our loyalty program, we take a holistic view of CRM.  We believe this approach should help drive continued Company growth in fiscal 2019 as we continue to enhance our loyalty program and CRM capabilities through exclusive offers and personalized messaging and build even greater loyalty and a deeper relationship with our Shoe Perks customers.

Increasing market penetration by opening new stores has historically been a key component of our growth strategy. While our focus continues to be on generating positive long-term financial performance for our store portfolio, we do not expect to open any new stores in fiscal 2019.  As we leverage customer data from our CRM program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across large, mid-size and smaller markets in fiscal 2020.

Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, in order to identify and address stores that produce low or negative contribution and either renegotiate lease terms, relocate or close those stores. Based on this analysis, we currently expect to close approximately seven to 10 stores in fiscal 2019.

In fiscal 2019, we will also be evaluating key processes underlying our supply chain, order management and fulfillment competencies in order to build a more efficient supply chain, position ourselves for new growth and ultimately enhance customer satisfaction and convenience in an increasingly competitive environment.  We are also partnering with a new marketing agency, who we believe will help us deliver new and unique messaging to our customers and fortify our brand as a distinct and compelling family footwear retailer.

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

We review our inventory at the end of each quarter to determine if it is properly stated at the lower of cost or net realizable value.  Factors considered include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of February 2, 2019, totaled $257.5 million, representing approximately 62% of total assets. Merchandise inventories as of February 3, 2018, totaled $260.5 million, representing approximately 63% of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is considered to be a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  We estimate the fair value of our long-lived assets using store-specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  Our net long-lived assets as of February 2, 2019, and of February 3, 2018, totaled $70.6 million and $86.3 million, respectively, representing approximately 17% and 21% of total assets, respectively, for both fiscal years.  There were no impairments of long-lived assets recorded in fiscal 2018.  From our evaluations performed during fiscal 2017, we recorded impairments of long-lived assets of $5.1 million on 47 underperforming domestic stores.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values.  We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  Our self-insurance reserves include estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  As of February 2, 2019 and February 3, 2018, our self-insurance reserves totaled $3.4 million and $3.6 million, respectively.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

We are also required to make many subjective assumptions and judgments regarding our income tax exposures when accounting for uncertain tax positions associated with our income tax filings.  We must presume that taxing authorities will examine all uncertain tax positions and that they have full knowledge of all relevant information.  However, interpretations of guidance surrounding income tax laws and regulations are often complex, ambiguous and frequently change over time, and a number of years may elapse before a particular issue is resolved.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.  Although we believe we have adequately provided for all uncertain tax positions, tax authorities could assess tax liabilities greater or less than our accrued positions for open tax periods.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	70.0	70.9	71.1
Gross profit	30.0	29.1	28.9
Selling, general and administrative expenses	25.2	25.4	25.1
Operating income	4.8	3.7	3.8
Interest income	(0.1)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	4.9	3.7	3.8
Income tax expense	1.2	1.8	1.4
Net income	3.7%	1.9%	2.4%

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

2018 Compared to 2017

Net Sales

Net sales increased $10.5 million to $1.030 billion for fiscal 2018, a 1.0% increase from net sales of $1.019 billion for fiscal 2017.  Of the $10.5 million increase in net sales, approximately $8.9 million was attributable to the 22 new stores we opened since the beginning of fiscal 2017 and $28.5 million was attributable to the stores in our comparable store sales base.  Comparable store sales for the 52-week period ended February 2, 2019, increased 4.3% compared to the 52-week period ended February 3, 2018.  Despite a low-single digit decline in store traffic, we experienced increases in our conversion rate, average sales per transaction and average units per transaction.  Average unit retail was flat year-over-year.  This net sales increase was partially offset by the loss of $26.9 million in sales from the 40 stores closed since the beginning of fiscal 2017. Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2017 (the 53rd week).  The loss of this one week of sales in fiscal 2018 negatively affected our net sales comparison, as approximately $13.0 million in net sales were recorded for this extra week in fiscal 2017.

Gross Profit

Gross profit increased $12.7 million to $309.0 million in fiscal 2018, primarily because of the increase in net sales and lower occupancy costs.  Our gross profit margin in fiscal 2018 increased to 30.0% from 29.1% in the prior fiscal year.  Our merchandise margin increased 0.3% primarily due to higher margins achieved in the women’s non-athletic category.  Buying, distribution and occupancy costs, as a percentage of sales, decreased 0.6% compared to the prior year primarily as a result of lower occupancy expenses during the year and the leveraging effect of higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $664,000 to $259.2 million in fiscal 2018 compared to $258.6 million in the prior year.  As a percentage of sales, these expenses decreased to 25.2% in fiscal 2018 from 25.4% in fiscal 2017.  Significant changes in expense between the periods are as follows:

•

On an overall basis, the net change in selling, general and administrative expenses was primarily driven by increases in incentive and stock-based compensation expense, partially offset by expense reductions associated with store closings, as described below, as well as reduced costs associated with our deferred compensation plan in fiscal 2018 due to plan performance.

•

We realized cost savings of $8.8 million during fiscal 2018 compared to fiscal 2017 related to the closure of 40 stores since the beginning of fiscal 2017, net of additional selling expense associated with the operation of 22 new stores opened since the beginning of fiscal 2017.

•

Incentive compensation expense increased $7.1 million in fiscal 2018 compared to fiscal 2017.  This increase was primarily attributable to the achievement of certain goals associated with our performance-based compensation during fiscal 2018.

•

Stock-based compensation expense increased $5.1 million in fiscal 2018 compared to fiscal 2017 primarily due to the anticipated vesting of a greater number of performance-based equity awards as a result of our financial performance in fiscal 2018.

Pre-Opening Costs

In fiscal 2018, pre-opening costs included in selling, general and administrative expenses were $208,000, or 0.02% as a percentage of sales, compared to $827,000, or 0.08% as a percentage of sales, for fiscal 2017.  We opened three stores during fiscal 2018 at an average pre-opening cost of $69,000 compared to 19 stores in fiscal 2017 at an average pre-opening cost of $44,000.  Pre-opening costs, such as advertising, payroll and supplies incurred prior to the opening of a new store, are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store Closing Costs

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2018 was $2.8 million, or 0.3% as a percentage of sales.  Store closing costs in fiscal 2018 were related to the 14 stores we closed during the year and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  There were no impairments of long-lived assets recorded in fiscal 2018.

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

Income Taxes

The effective income tax rate for fiscal 2018 was 24.3% compared to 49.4% for fiscal 2017. Our effective tax rate decreased 25.1 percentage points in fiscal 2018 primarily due to the change in the corporate tax rate under the Tax Act and the additional income tax expense of $4.4 million recorded in fiscal 2017 related to the one-time remeasurement of certain deferred tax assets and liabilities as a result of the reduction in the corporate tax rate.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate.

2017 Compared to 2016

Net Sales

Net sales increased $18.1 million to $1.019 billion for fiscal 2017, a 1.8% increase from net sales of $1.001 billion for fiscal 2016.  Of the $18.1 million increase in net sales, approximately $23.3 million was attributable to the 38 new stores we opened since the beginning of fiscal 2016 and $16.1 million was attributable to the stores in our comparable store sales base.  Comparable store sales for the 52-week period ended January 27, 2018 increased 0.3%.  Despite a mid-single digit decline in store traffic, we experienced increases in our conversion rate, average sales per transaction, average units per transaction and average unit retail.  The $18.1 million increase in net sales was partially offset by the loss of $21.3 million in sales from the 35 stores closed since the beginning of fiscal 2016.  Similar to other retailers, we follow the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of fiscal 2017 (the 53rd week).  Net sales of approximately $13.0 million were recorded in this extra week, which are included in the total net sales increase of $18.1 million described above.

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

•

We incurred additional selling expense of $929,000 during fiscal 2017 compared to the prior year related to the operation of 38 new stores opened since the beginning of fiscal 2016, net of expense reductions associated with the closure of 35 stores since the beginning of the same period.

•	Contracted services expense increased $1.4 million in fiscal 2017 primarily due to consulting fees related to our CRM initiative.
•	Stock-based compensation expense increased $1.2 million in fiscal 2017 compared to fiscal 2016 primarily due to the impact of the Tax Act on anticipated vesting of performance-based restricted stock.
•

Incentive compensation increased $937,000 in fiscal 2017 compared to the prior year.  This increase was primarily attributable to achieving certain goals associated with our performance-based compensation during fiscal 2017.

Pre-Opening Costs

In fiscal 2017, pre-opening costs included in selling, general and administrative expenses were $827,000, or 0.08% as a percentage of sales, compared to $886,000, or 0.09% as a percentage of sales, for fiscal 2016.  We opened 19 stores during fiscal 2017 at an average pre-opening cost of $44,000 compared to 19 stores in fiscal 2016 at an average pre-opening cost of $47,000.  Pre-opening costs, such as advertising, payroll and supplies incurred prior to the opening of a new store, are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

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

Liquidity and Capital Resources

Our sources and uses of cash are summarized as follows:

(In thousands)	2018	2017	2016
Net income	$38,135	$18,933	$23,517
Depreciation and amortization	21,843	23,804	23,699
Stock-based compensation	10,162	5,017	3,822
(Gain) loss on retirement and impairment of assets, net	(1,264)	5,511	4,794
Deferred income taxes	(1,440)	1,418	(1,381)
Lease incentives	634	4,818	3,825
Changes in operating assets and liabilities	14,721	(12,160)	10,132
Other operating activities	(8,650)	(6,993)	(4,619)
Net cash provided by operating activities	74,141	40,348	63,789
Net cash used in investing activities	(4,415)	(19,653)	(21,832)
Net cash used in financing activities	(50,959)	(35,385)	(47,827)
Net increase (decrease) in cash and cash equivalents	$18,767	$(14,690)	$(5,870)

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

Cash Flow - Operating Activities

Our net cash provided by operating activities was $74.1 million, $40.3 million and $63.8 million in fiscal years 2018, 2017 and 2016, respectively.  These amounts reflect our income from operations adjusted for non-cash items and working capital changes.  Working capital was $266.5 million, $263.8 million and $265.5 million at February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  Working capital increased $2.7 million at February 2, 2019 compared to February 3, 2018 primarily due to an $18.8 million increase in cash and cash equivalents partially offset by a $7.0 million increase in accounts payable and a $7.0 million increase in accrued and other liabilities.  Working capital decreased $1.7 million at February 3, 2018 compared to January 28, 2017 primarily due to a $19.1 million decrease in merchandise inventories and a $14.7 million decrease in cash and cash equivalents partially offset by a $26.1 million decrease in accounts payable and a $3.4 million decrease in accrued and other liabilities.  The current ratio was 4.8, 5.7 and 4.1 at February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  The current ratio decreased 16% at February 2, 2019 compared to February 3, 2018 primarily due to a $14.0 million increase year-over-year in accounts payable and accrued and other liabilities.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures.  During fiscal 2018, we expended $7.4 million for the purchase of property and equipment, of which $2.5 million was for the construction and fixturing of new stores, remodeling and relocations.  During fiscal 2017, we expended $19.7 million for the purchase of property and equipment, of which $13.5 million was for the construction and fixturing of new stores, remodeling and relocations.  During fiscal 2016, we expended $21.8 million for the purchase of property and equipment, of which $16.4 million was for the construction and fixturing of new stores, remodeling and relocations.  The remaining capital expenditures in all periods were for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments, share repurchases, and, in fiscal 2017, payments on our credit facility.  Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.  Our cash inflows from financing activities have represented proceeds from the issuance of shares as a result of stock option exercises, purchases under our Employee Stock Purchase Plan, and borrowings under our credit facility.

During fiscal 2018, net cash used in financing activities was $51.0 million compared to $35.4 million during fiscal 2017 and $47.8 million in fiscal 2016.  The fluctuations in cash used in financing activities during fiscal 2018, 2017 and 2016 was primarily attributable to changes in share repurchases in each fiscal year. There was $46.0 million of common stock repurchased under our share repurchase program in fiscal 2018 compared to $29.8 million of common stock repurchased under the share repurchase program in fiscal 2017 and $42.6 million of common stock repurchased under the share repurchase program during fiscal 2016.

Store Openings and Closings – Fiscal 2018

We aim to realize positive long-term financial performance for our store portfolio.  We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations.  Our approach is both qualitative and quantitative in nature.  We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about customers as we implement our CRM program.

In fiscal 2018, we opened three new stores.  On a per-store basis, the initial inventory investment for stores opened averaged $409,000, capital expenditures averaged $278,000 and lease incentives received from landlords averaged $74,000.

Pre-opening expenses included in cost of sales and selling, general and administrative expenses totaled approximately $288,000 for fiscal 2018, or an average of $96,000 per store.  Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2017, we opened 19 new stores and expended $1.3 million on pre-opening expenses, or an average of $70,000 per store.  The increase in the average expense per new store was primarily the result of an increase in advertising expense.

We closed 14 stores during fiscal 2018 and 26 stores during fiscal 2017.  Total store closing costs were $554,000 in fiscal 2018 and $6.5 million in fiscal 2017.  Store closing costs include impairments of long-lived assets, fixed asset write-offs, employee severances, lease termination fees and store tear-down and clean-up expenses associated with closing a store and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods. In fiscal 2017, store closing costs included non-cash impairment charges on fixed assets of $5.1 million.  There were no impairments of long-lived assets recorded in fiscal 2018.  The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Capital Expenditures – Fiscal 2019

Capital expenditures are expected to be $21 million to $22 million in fiscal 2019.  Of our total capital expenditures, approximately $7 million is expected to be used for the purchase of our corporate headquarters, approximately $3 million is expected to be used to relocate existing stores and approximately $6 million is expected to be used to remodel approximately 5% of our existing store base.  Lease incentives to be received from landlords are expected to total approximately $1.6 million.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, if any, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Openings and Closings – Fiscal 2019

Increasing market penetration by opening new stores has historically been a key component of our growth strategy. While our focus continues to be on generating positive long-term financial performance for our store portfolio, we do not expect to open any new stores in fiscal 2019.  As we leverage customer data from our CRM program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across large, mid-size and smaller markets in fiscal 2020.

Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the stores. Based on this analysis, we currently expect to close approximately seven to 10 stores in fiscal 2019.  Even though this could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted earnings per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

In fiscal 2018, four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.075 per share and the dividends paid for the remaining three quarters were increased to $0.08 per share. During fiscal 2017, the first quarter dividend was in the amount of $0.07 per share and the dividends for the remaining three quarters were $0.075 per share. During fiscal 2016, the first quarter dividend was in the amount of $0.065 per share and the dividends for the remaining three quarters were $0.07 per share.  During fiscal years 2018, 2017 and 2016, we returned $4.8 million, $4.8 million and $5.0 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 13, 2018, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2019. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2019 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of February 2, 2019, no repurchases had been made under the new share repurchase program, and we had $50 million available for future repurchases.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2017 and expired in accordance with its terms on December 31, 2018. At its expiration, we had purchased approximately 1.5 million shares at an aggregate cost of $46.0 million under the prior repurchase program.

Contractual Obligations

Significant contractual obligations as of February 2, 2019 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2019	2020 & 2021	2022 & 2023	2024 and after
Letters of credit	$1,200	$1,200	$-	$-	$-
Operating leases	295,439	60,807	102,624	75,571	56,437
Purchase commitments	402,268	398,507	2,714	1,047	-
Deferred compensation	12,115	37	116	12	11,950
Total contractual obligations	$711,022	$460,551	$105,454	$76,630	$68,387

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date.  We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension.  Except for operating leases, the balances included in the “2024 and after” column of the contractual obligations table include amounts for which we are not able to reasonably estimate the timing of the potential future payments.  Estimated interest payments on our credit facility are not included in the above table, as our credit facility provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes.

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions.  The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met.  The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  We were in compliance with these covenants as of February 2, 2019.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at February 2, 2019.  As of February 2, 2019, $48.8 million was available to us for additional borrowings under the credit facility.

See Note 7 – “Long-Term Debt”, Note 8 – “Leases”, Note 9 – “Income Taxes” and Note 10 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There were no assignments of operating leases to third parties in fiscal 2018, 2017 or 2016.  Except for operating leases entered into in the normal course of business, we did not have any off-balance sheet arrangements as of February 2, 2019.  See Note 8 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Seasonality and Quarterly Results

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  Non-capital expenditures, such as advertising and payroll incurred prior to the opening of a new store, are charged to expense as incurred.  The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur store closing costs related to the closure of existing stores.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 2 – “Summary of Significant Accounting Policies,” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We had no borrowings under our credit facility during fiscal 2018.  A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $24,000 for fiscal 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 2, 2019

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 2, 2019	February 3, 2018
Assets
Current Assets:
Cash and cash equivalents	$67,021	$48,254
Accounts receivable	1,219	6,270
Merchandise inventories	257,539	260,500
Other	11,534	5,562
Total Current Assets	337,313	320,586
Property and equipment – net	70,605	86,276
Deferred income taxes	9,622	8,182
Other noncurrent assets	459	536
Total Assets	$417,999	$415,580

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,715	$41,739
Accrued and other liabilities	22,069	15,045
Total Current Liabilities	70,784	56,784
Deferred lease incentives	22,171	29,024
Accrued rent	8,436	10,132
Deferred compensation	12,108	11,372
Other	67	966
Total Liabilities	113,566	108,278

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,529,227 and 20,529,227 shares issued, respectively	205	205
Additional paid-in capital	75,631	65,458
Retained earnings	360,443	326,738
Treasury stock, at cost, 5,154,243 and 3,582,068 shares, respectively	(131,846)	(85,099)
Total Shareholders’ Equity	304,433	307,302
Total Liabilities and Shareholders’ Equity	$417,999	$415,580

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$1,029,650	$1,019,154	$1,001,102
Cost of sales (including buying, distribution and occupancy costs)	720,658	722,885	711,867
Gross profit	308,992	296,269	289,235
Selling, general and administrative expenses	259,232	258,568	251,323
Operating income	49,760	37,701	37,912
Interest income	(747)	(4)	(6)
Interest expense	150	292	169
Income before income taxes	50,357	37,413	37,749
Income tax expense	12,222	18,480	14,232
Net income	$38,135	$18,933	$23,517
Net income per share:
Basic	$2.51	$1.15	$1.28
Diluted	$2.45	$1.15	$1.28
Weighted average shares:
Basic	15,111	16,220	18,017
Diluted	15,499	16,227	18,022

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 30, 2016	20,604	(956)	$206	$66,805	$294,308	$(21,517)	$339,802
Dividends ($0.275 per share)					(5,184)		(5,184)
Stock-based compensation income tax benefit				3			3
Employee stock purchase plan purchases		10		(10)		233	223
Restricted stock awards	(35)	225		(5,072)		5,072	0
Shares surrendered by employees to pay taxes on restricted stock		(16)				(421)	(421)
Purchase of common stock for Treasury		(1,697)				(42,604)	(42,604)
Stock-based compensation expense				3,546			3,546
Net income					23,517		23,517
Balance at January 28, 2017	20,569	(2,434)	206	65,272	312,641	(59,237)	318,882
Adoption of Accounting Standards Update No. 2016-09				(188)	188		0
Stock option exercises		7		(114)		168	54
Dividends ($0.295 per share)					(5,024)		(5,024)
Employee stock purchase plan purchases		10		(44)		249	205
Restricted stock awards	(40)	139	(1)	(4,545)		4,546	0
Shares surrendered by employees to pay taxes on restricted stock		(45)				(1,027)	(1,027)
Purchase of common stock for Treasury		(1,259)				(29,798)	(29,798)
Stock-based compensation expense				5,077			5,077
Net income					18,933		18,933
Balance at February 3, 2018	20,529	(3,582)	205	65,458	326,738	(85,099)	307,302
Adoption of Accounting Standards Codification 606					620		620
Dividends ($0.315 per share)					(5,050)		(5,050)
Employee stock purchase plan purchases		7		8		169	177
Restricted stock awards		(39)		543		(543)	0
Shares surrendered by employees to pay taxes on restricted stock		(13)				(327)	(327)
Purchase of common stock for Treasury		(1,527)				(46,046)	(46,046)
Stock-based compensation expense				9,622			9,622
Net income					38,135		38,135
Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 2, 2019	February 3, 2018	January 28, 2017
Cash Flows From Operating Activities
Net income	$38,135	$18,933	$23,517
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	21,843	23,804	23,699
Stock-based compensation	10,162	5,017	3,822
(Gain)/loss on retirement and impairment of assets, net	(1,264)	5,511	4,794
Deferred income taxes	(1,440)	1,418	(1,381)
Lease incentives	634	4,818	3,825
Other	(8,650)	(6,993)	(4,619)
Changes in operating assets and liabilities:
Accounts receivable	3,905	(951)	(2,293)
Merchandise inventories	2,961	19,146	13,232
Accounts payable and accrued liabilities	12,688	(30,132)	(982)
Other	(4,833)	(223)	175
Net cash provided by operating activities	74,141	40,348	63,789
Cash Flows From Investing Activities
Purchases of property and equipment	(7,413)	(19,653)	(21,832)
Other	2,998	0	0
Net cash used in investing activities	(4,415)	(19,653)	(21,832)
Cash Flow From Financing Activities
Borrowings under line of credit	0	88,600	0
Payments on line of credit	0	(88,600)	0
Proceeds from issuance of stock	177	259	223
Dividends paid	(4,763)	(4,819)	(5,028)
Excess tax benefits from stock-based compensation	0	0	3
Purchase of common stock for treasury	(46,046)	(29,798)	(42,604)
Shares surrendered by employees to pay taxes on restricted stock	(327)	(1,027)	(421)
Net cash used in financing activities	(50,959)	(35,385)	(47,827)
Net increase (decrease) in cash and cash equivalents	18,767	(14,690)	(5,870)
Cash and cash equivalents at beginning of year	48,254	62,944	68,814
Cash and Cash Equivalents at End of Year	$67,021	$48,254	$62,944
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$150	$292	$170
Cash paid during year for income taxes	$13,419	$16,832	$14,696
Capital expenditures incurred but not yet paid	$130	$783	$168

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2018, 2017 and 2016 relate to the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $67.0 million at February 2, 2019 and $48.3 million at February 3, 2018.  Credit and debit card receivables and receivables due from a third party totaling $8.2 million and $5.4 million were included in cash equivalents at February 2, 2019 and February 3, 2018, respectively.  Credit and debit card receivables generally settle within three days; receivables due from a third party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents.  As of February 2, 2019, all invested cash was held in money market mutual funds.  There was no invested cash as of February 3, 2018.  While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value of Financial Instruments and Non-Financial Assets

Our financial assets as of February 2, 2019 and February 3, 2018 included cash and cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to its short-term nature.  We did not have any financial liabilities measured at fair value for these periods.  Non-financial assets measured at fair value included on our consolidated balance sheets as of February 2, 2019 and February 3, 2018 were those long-lived assets for which an impairment charge has been recorded.  We did not have any non-financial liabilities measured at fair value for these periods.  See Note 3 – “Fair Value Measurements” for further discussion.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.  For determining net market value, we estimate the future demand and related sale price of merchandise contained in inventory as of the balance sheet date.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.  Factors considered in determining if our inventory is properly stated at the lower of cost or net realizable value includes, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors.  Cost of sales related to our e-commerce orders include charges paid to a third-party service provider in addition to the freight expense for delivering merchandise to our customer.

Property and Equipment-Net

Property and equipment is stated at cost.  Depreciation and amortization of property, equipment and leasehold improvements are taken on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms.  Lives used in computing depreciation and amortization range from two to twenty-five years.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures that materially increase values, improve capacities or extend useful lives are capitalized.  Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.  There were no impairments of long-lived assets recorded in fiscal 2018.  We recorded non-cash impairment charges of approximately $5.1 million and $4.5 million in fiscal years 2017 and 2016, respectively.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values.  We review the liability reserved for our self-insured portions on a quarterly basis, taking into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  As of February 2, 2019 and February 3, 2018, our self-insurance reserves totaled $3.4 million and $3.6 million, respectively.  We record self-insurance expense as a component of selling, general and administrative expenses in our consolidated statements of income.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Revenue Recognition

Substantially all of our revenue is for a single performance obligation and is recognized when control passes to customers.  We consider control to have transferred when we have a present right to payment, the customer has title to the product, physical possession of the product has been transferred and the risks and rewards of the product that we retain are minimal.  For our brick-and-mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario and includes Shoes 2U if the customer chooses the option of picking up their goods in-store.  For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This also includes Shoes 2U if the customer chooses the option of having goods delivered to their home.  The redemption of loyalty points under our Shoe Perks loyalty rewards program and redemptions of gift cards may be part of any transaction.  These situations represent separate performance obligations that are embedded in the contract and are more fully described below.

In the regular course of business, we offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Gift card revenue is recognized at the time of redemption.

See Note 4 – “Revenue” for additional discussion of our revenue recognition policies as well as additional disclosures on revenue from contracts with customers.

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

Store Opening and Start-up Costs

Non-capital expenditures, such as advertising, payroll, supplies and rent incurred prior to the opening of a new store, are charged to expense in the period they are incurred.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Advertising Costs

Print, television, radio, outdoor and digital media costs are generally expensed when incurred.  Internal production costs are expensed when incurred and external production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $41.2 million, $40.1 million and $42.9 million in fiscal years 2018, 2017 and 2016, respectively.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share as shown on the face of the accompanying consolidated statements of income:

	Fiscal Year Ended
	February 2, 2019			February 3, 2018			January 28, 2017
	(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$38,135			$18,933			$23,517
Amount allocated to participating securities	(152)			(250)			(487)
Net income available for basic common shares and basic earnings per share	$37,983	15,111	$2.51	$18,683	16,220	$1.15	$23,030	18,017	$1.28
Diluted Earnings per Share:
Net income	$38,135			$18,933			$23,517
Amount allocated to participating securities	(152)			(250)			(487)
Adjustment for dilutive potential common shares	4	388		0	7		0	5
Net income available for diluted common shares and diluted earnings per share	$37,987	15,499	$2.45	$18,683	16,227	$1.15	$23,030	18,022	$1.28

Our basic and diluted earnings per share are computed using the two-class method.  The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities.  During periods of undistributed losses, however, no effect is given to our participating securities because they do not share in the losses. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period.  No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of revenue for all contracts with customers designed to improve comparability and enhance financial statement disclosures. Subsequently, the FASB also issued accounting standards updates which clarify this guidance.  The underlying principle of this comprehensive model is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the payment to which the company expects to be entitled in exchange for those goods or services.  We adopted the new revenue guidance on February 4, 2018, using a modified retrospective transition approach.  We recorded an increase in retained earnings of $620,000 as a cumulative effect of the adoption based on our evaluation of incomplete contracts as of the adoption date.  This increase to retained earnings included pre-tax adjustments in connection with e-commerce revenue of $171,000 and recognition of breakage revenue for unredeemed gift cards of $649,000, partially offset by a $200,000 adjustment related to the tax impact of the cumulative effect adjustments.  The cumulative effect e-commerce adjustment is related to recognizing revenue when products are shipped from our stores or distribution center under the new guidance rather than recognizing revenue when the shipments were delivered under the previous revenue guidance.  The cumulative effect gift card breakage adjustment is related to the unredeemed portion of our gift cards, which are now estimated using historical breakage percentages and recognized based on expected gift card usage, rather than waiting until the likelihood of redemption becomes remote.  In addition to these changes, we also now record a right of return asset in inventory for the estimated cost of the inventory expected to be returned.  Under the previous revenue guidance, we

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

recorded a net returns reserve in accrued and other liabilities.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  See Note 4 – “Revenue” for additional discussion of this adoption as well as additional disclosures on revenue from contracts with customers.

In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. This update requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements.  This guidance was updated in July 2018.  This update, among other things, added a transition option allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.  This guidance became effective for us on February 3, 2019 and will include interim periods in fiscal 2019.   We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We did not elect the transition package of practical expedients that is permitted by the guidance, so we were required to reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases and the treatment of initial direct costs.  We also did not elect the transition practical expedients that permits entities to use hindsight when determining lease term and impairment of right-of-use assets or that permits entities to account for lease and non-lease components as a single lease component.  We did elect the practical expedient that permits us not to recognize right-of-use assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).  We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented necessary upgrades to our existing lease system.  Substantially all of our retail store locations, our distribution center and our corporate headquarters are subject to operating lease accounting under the new guidance.  Therefore, the adoption of standard will have a material impact on our consolidated balance sheet.  While we are continuing to assess all potential impacts of the standard, we expect to record lease liabilities of approximately $240 million to $260 million based on the present value of the remaining minimum rental payments using incremental borrowing rates as of the effective date. The right-of-use assets will be based upon the lease liabilities adjusted for accrued rent, unamortized deferred lease incentives and impairment charges of right-of-use assets recognized at transition, if applicable.  We do not expect a material impact on our consolidated statement of income or our consolidated statement of cash flows.

In May 2017, the FASB issued guidance which clarifies what constitutes a modification of a share-based payment award.  We adopted the provisions of this guidance on February 4, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued guidance on the income tax accounting implications of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), to address the application of guidance in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the Tax Act. The guidance provides a one-year measurement period to assess the Tax Act, which began in the reporting period of the enactment date of the Tax Act.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we initially made reasonable estimates of the effects and recorded provisional amounts in our financial statements.  We recorded $4.4 million of additional income tax expense in the fourth quarter of fiscal 2017 and an income tax benefit of $0.1 million during fiscal 2018 related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future.  As of the end of fiscal 2018, we have filed our fiscal 2017 federal income tax return and have completed our assessment of the final impact of the Tax Act.

In August 2018, the FASB issued guidance that addressed the diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred.  Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line as the service arrangement's fees within the consolidated statements of operations.  This guidance also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts.  We are presently in the process of implementing a cloud computing hosting arrangement that is a service contract in connection with our Customer Relationship Management (“CRM”) program.  The costs incurred during the application-development stage of our CRM program are being capitalized in accordance with this new guidance and amortized over the term of the contract with our third-party service provider,

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

and because our CRM program is a significant component of our strategic plan, these costs have a material impact on our consolidated financial statements and related disclosures.  We early adopted this guidance on a prospective basis on November 4, 2018.

In August 2018, the FASB issued guidance which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits.  This guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019.  We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

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

The following table presents assets that are measured at fair value on a recurring basis at February 2, 2019 and February 3, 2018. We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 2, 2019:
Cash equivalents – money market mutual fund	$68,500	$-	$-	$68,500
As of February 3, 2018:
Cash equivalents – money market mutual fund	$-	$-	$-	$-

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment.  These are typically store-specific assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable.  If the expected undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses.  We estimate the fair value of store assets using an income-based approach considering the cash flows expected over the remaining lease term for each location.  These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance.  External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends.  Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact estimated future cash flows.  An increase or decrease in projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.

There were no impairments of long-lived assets recorded during the 52 weeks ended February 2, 2019.  During the 53 weeks ended February 3, 2018, we recorded an impairment charge of $5.1 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

impairment, these long-lived assets had a remaining unamortized basis of $4.7 million.  During the 52 weeks ended January 28, 2017, we recorded an impairment charge of $4.5 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $4.7 million.

Note 4 – Revenue

Revenue Recognition Adoption and Practical Expedients

We adopted and applied the new revenue guidance in Accounting Standards Codification 606 (“ASC 606”) as of February 4, 2018 using the modified retrospective transition approach.  Based on this approach, the consolidated financial statements for prior fiscal years were not restated and are reported under the prior revenue guidance in effect for the fiscal years presented.  We elected the practical expedient to treat shipping and handling activities associated with freight charges that occur after control of the product transfers to the customer as fulfillment activities.  These costs are expensed as incurred and included in cost of sales in our consolidated statements of income.  We also elected the practical expedient for sales tax collected, which allows us to exclude from our transaction price any amounts collected from customers for sales tax and other similar taxes.  There were no changes to our comparative reporting of shipping and handling costs included in cost of sales or accounting for sales tax as a result of the adoption of ASC 606.

Accounting Policy and Performance Obligations

We operate as a multi-channel, family footwear retailer and provide the convenience of shopping at our brick-and-mortar stores or shopping online through our e-commerce and mobile platforms.  As part of our multi-channel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock.  We also offer “buy online, pick up in store” services for our customers.  “Buy online, pick up in store” provides the convenience of local pickup for our customers.

Substantially all of our revenue is for a single performance obligation and is recognized when control passes to customers.  We consider control to have transferred when we have a present right to payment, the customer has title to the product, physical possession of the product has been transferred and the risks and rewards of the product that we retain are minimal.  For our brick-and-mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario described above and includes Shoes 2U if the customer chooses the option of picking up their goods in-store.  For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This also includes Shoes 2U if the customer chooses the option of having goods delivered to their home.

The redemption of loyalty points under our Shoe Perks loyalty rewards program (“Shoe Perks”) and redemptions of gift cards may be part of any transaction.  These situations represent separate performance obligations that are embedded in the contract.

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

Our brick-and-mortar stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions,

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at February 2, 2019.

Returns and Refunds

It is our policy to allow brick-and-mortar and online customers to exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  At February 2, 2019, approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Under the previous revenue guidance, when a customer did not use the entire value of their gift card, we recorded this unredeemed portion of the gift card as revenue when the likelihood of redemption became remote (i.e., breakage).  Under ASC 606, estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  This new policy results in earlier recognition of breakage revenue compared to the previous guidance.  Consistent with the previous guidance, we do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At February 2, 2019, approximately $1.6 million of contract liabilities associated with unredeemed gift cards were recorded in our consolidated balance sheet.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.

We offer our customers the opportunity to enroll in our Shoe Perks program, which accrues points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.  Under the previous guidance, after the certificates were batched, issued and awarded to customers at the end of the month, we recorded a liability for the estimated cost of the reward certificates expected to be redeemed.  This liability was immaterial at the adoption date and all related certificates expired prior to May 5, 2018 in accordance with the terms of the awards.  Under ASC 606, when a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price.  The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates.  At February 2, 2019, approximately $245,000 of contract liabilities associated with loyalty rewards were recorded in our consolidated balance sheet.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

We are a multi-channel retailer that provides our customers with the convenience of home delivery.  Our customers may choose this delivery method when purchasing products online, through our mobile app or via Shoes 2U.  These products are picked up at our stores or distribution center and delivered by third-party freight companies.  Under the previous guidance, which was primarily based on a risks and rewards approach, when product was shipped to our customers, we recognized revenue based on an estimated customer receipt date.  Since we collect payment upon shipment, this resulted in deferred revenue, which was recognized when the customer took receipt of the product.  Under ASC 606, which is control-based, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This change had the effect of eliminating the deferred revenue accounting treatment under the previous guidance, and we no longer record an initial liability when sales are shipped to our customers.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Impact of Adoption

The impact of the new guidance on our consolidated balance sheet as of February 2, 2019 is below.  In the table, the adjustments for merchandise inventories relate to: (1) the classification of the right of return assets associated with product returns previously recorded net of the refund liability in accrued and other liabilities, and (2) the cost basis of inventory for product shipped to customers not yet received under the previous revenue guidance.  The adjustment for deferred income taxes relates to the tax effect of the cumulative effect adjustments.  The adjustments to accrued and other liabilities relate to: (1) the classification of the right of return assets from accrued and other liabilities to merchandise inventories, (2) recognition of deferred revenue for product shipped to customers not yet received, and (3) the adjustment to contract liabilities for unredeemed gift cards and award certificates.

	February 2, 2019
(In thousands)	As Reported	Adjustments	As Adjusted

Merchandise inventories	$257,539	$(253)	$257,286
Deferred income taxes	9,622	100	9,722
Accrued and other liabilities	(22,069)	(363)	(22,432)

The impact of the new guidance on our consolidated statement of income for the fiscal year ended February 2, 2019 is below.  In the table, the adjustments to net sales relate to: (1) deferred revenue for product shipped to customers not yet received, (2) breakage revenue for unredeemed gift cards, and (3) adjustments associated with our rewards program.  The adjustment to cost of sales relates to the cost associated with product shipped to customers not yet received under the previous revenue guidance.   The impact of the new guidance on income tax expense was immaterial for the fiscal year ended February 2, 2019.

	February 2, 2019
(In thousands)	As Reported	Adjustments	As Adjusted

Net sales	$1,029,650	$47	$1,029,697
Cost of sales (including buying, distribution and occupancy costs)	720,658	(73)	720,585

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below.  Net sales and percentage of net sales for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 were as follows:

(In thousands)	February 2, 2019		February 3, 2018		January 28, 2017

Non-Athletics:
Women's	$250,320	24%	$244,945	24%	$256,271	26%
Men's	144,628	14	141,295	14	137,729	14
Children's	51,963	5	50,255	5	51,496	5
Total	446,911	43	436,495	43	445,496	45
Athletics:
Women's	179,411	18	177,627	17	165,179	16
Men's	215,796	21	219,224	22	217,969	22
Children's	138,686	14	138,074	14	127,858	13
Total	533,893	53	534,925	53	511,006	51
Accessories	45,100	4	43,606	4	41,259	4
Other	3,746	-	4,128	-	3,341	-
Total	$1,029,650	100%	$1,019,154	100%	$1,001,102	100%

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 5 – Property and Equipment - Net

The following is a summary of property and equipment:

(In thousands)	February 2, 2019	February 3, 2018
Furniture, fixtures and equipment	$156,596	$154,844
Leasehold improvements	110,824	111,967
Total	267,420	266,811
Less accumulated depreciation and amortization	(196,815)	(180,535)
Property and equipment – net	$70,605	$86,276

Note 6 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	February 2, 2019	February 3, 2018
Employee compensation and benefits	$9,771	$3,231
Self-insurance reserves	3,447	3,565
Gift cards	1,558	2,382
Sales and use tax	2,131	1,797
Other	5,162	4,070
Total accrued and other liabilities	$22,069	$15,045

Note 7 – Long-Term Debt

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiate certain terms and conditions.  The Credit Agreement continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory.

The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and (4) distributions in the form of redemptions of Equity Interests can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  As of February 2, 2019, there were $1.2 million in letters of credit outstanding and $48.8 million available to us for borrowing under the Credit Agreement.

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

Note 8 – Leases

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

payments and rent expense recognized on a straight-line basis is recorded as accrued rent.  All incentives received from landlords are recorded as deferred income and amortized over the life of the lease on a straight-line basis as a reduction of rental expense.

Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.  Certain leases also contain escalation clauses for increases in operating costs and taxes.  There were no assignments of operating leases to third parties in fiscal 2018, fiscal 2017 or fiscal 2016.

Rental expense for our operating leases consisted of:

(In thousands)	2018	2017	2016
Rentals for real property	$61,127	$66,835	$65,900
Contingent rent	46	70	92
Equipment rentals	55	41	62
Total	$61,228	$66,946	$66,054

Future minimum lease payments at February 2, 2019 were as follows:

(In thousands)	Operating Leases
2019	$60,807
2020	51,937
2021	50,687
2022	41,536
2023	34,035
Thereafter to 2031	56,437
Total	$295,439

Note 9 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2018	2017	2016
Current:
Federal	$11,468	$14,579	$13,366
State	1,693	2,241	1,997
Puerto Rico	700	242	250
Total current	13,861	17,062	15,613
Deferred:
Federal	(894)	2,383	(153)
State	(745)	(965)	(1,228)
Puerto Rico	643	2,500	(1,494)
Total deferred	(996)	3,918	(2,875)
Valuation allowance	(643)	(2,500)	1,494
Total provision	$12,222	$18,480	$14,232

We realized a tax benefit of $26,100 in fiscal year 2018, tax expense of $17,800 in fiscal year 2017, and a tax benefit of $2,900 in fiscal year 2016 as a result of the exercise of stock options and the vesting of restricted stock.   These amounts were recorded in tax expense in fiscal 2018 and shareholder’s equity in fiscal 2017 and fiscal 2016.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2018	2017	2016
U.S. Federal statutory tax rate	21.0%	33.7%	35.0%
State and local income taxes, net of federal tax benefit	3.0	3.0	2.1
Puerto Rico	4.2	0.7	0.2
Valuation allowance	(1.3)	(6.7)	4.0
Tax impact of foreign losses	(2.7)	6.3	(3.6)
Remeasurement of deferred tax assets and liabilities due to the Tax Act	0.0	11.6	0.0
Other	0.1	0.8	0.0
Effective income tax rate	24.3%	49.4%	37.7%

We recorded $310,000, $223,000 and $224,000 in federal employment-related tax credits in fiscal 2018, 2017 and 2016, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 2, 2019	February 3, 2018
Deferred tax assets:
Accrued rent	$2,051	$2,464
Accrued compensation	7,843	5,752
Accrued employee benefits	129	349
Inventory	787	699
Self-insurance reserves	510	518
Lease incentives	5,429	7,145
Net operating loss carry forward	563	1,218
Other	288	488
Total deferred tax assets	17,600	18,633
Valuation allowance	(574)	(1,217)
Total deferred tax assets – net of valuation allowance	17,026	17,416
Deferred tax liabilities:
Property and equipment	6,484	8,588
Capitalized costs	636	646
Other	284	0
Total deferred tax liabilities	7,404	9,234
Long-term deferred income taxes, net	$9,622	$8,182

At the end of fiscal 2018, we estimated foreign net operating loss carry forwards of $1.5 million, which expire between fiscal 2024 and fiscal 2027.  At February 2, 2019, we had a valuation allowance of $574,000 against these net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

At February 2, 2019 and February 3, 2018, there were no unrecognized tax liabilities or related accrued penalties or interest in other liabilities on the consolidated balance sheets.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate from 35% to 21%, and eliminating or limiting deduction of several expenses which were previously deductible.  In connection with the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

(“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period of one year from the Tax Act’s enactment date for companies to complete their accounting under the income tax guidance. For our initial analysis of the impact of the Tax Act, we recorded additional income tax expense of $4.4 million for the fiscal year ended February 3, 2018, which was related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. We also calculated our fiscal 2017 income tax expense using a blended rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year that the respective tax rates were in effect.  We have determined that these provisions were the only provisions of the Tax Act that impacted fiscal 2017 results.  In fiscal 2018, we obtained additional information and recorded an income tax benefit of $0.1 million. As of the end of fiscal 2018, we have filed our fiscal 2017 federal income tax return and have completed our assessment of the final impact of the Tax Act.

Note 10 – Employee Benefit Plans

Retirement Savings Plans

On February 24, 1994, our Board of Directors approved the Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”).  The Domestic Savings Plan is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with us matching the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.  Contributions charged to expense were $738,000, $733,000, and $695,000 in fiscal years 2018, 2017, and 2016, respectively.

On March 19, 2012, our Board of Directors approved the Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”).  The Puerto Rico Savings Plan is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  This plan is similar to our Domestic Savings Plan, whereby an employee may contribute up to 20% of his or her annual earnings, with us matching the first 4% at a rate of 50%.  Contributions charged to expense were $16,000, $18,000 and $15,000 in fiscal years 2018, 2017 and 2016, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995.  The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the Stock Purchase Plan, 7,000, 10,000 and 10,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $177,000, $205,000 and $223,000 for fiscal years 2018, 2017 and 2016, respectively.  At February 2, 2019, there were 77,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2018	2017	2016
Stock-based compensation expense before the recognized income tax benefit (1)	$31	$36	$39
Income tax benefit	$8	$18	$15

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Deferred Compensation Plan

In fiscal 2000, we established a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan.  Participants in the plan elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  While not required to, we can match a portion of the employees’ contributions, which would be subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts was $154,000 for fiscal 2018, $1.8 million for fiscal 2017 and $1.5 million for fiscal 2016.  The total deferred compensation liability at February 2, 2019 and February 3, 2018 was $12.1 million and $11.6 million, respectively.

Note 11 – Stock Based Compensation

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

Stock-based compensation includes stock options, cash-settled stock appreciation rights (SARs), restricted stock awards, restricted stock units and performance stock units.  Stock options that were outstanding under the 2000 Plan typically were granted such that one-third of the shares underlying the stock options granted would vest and become fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a 10-year term from the date of grant.  During fiscal 2017, all remaining stock options were exercised.

Equity awards issued to employees are classified as either performance-based or service-based.  Performance-based restricted stock awards historically were granted such that they vest upon the achievement of specified levels of annual earnings per diluted share during a six-year period starting from the grant date.  Should the annual earnings per diluted share criteria not be met within the six-year period from the grant date, any shares still restricted will be forfeited.  In fiscal 2016, we granted performance-based restricted stock awards that vest on March 31, 2019 if we achieve a specified level of annual earnings per diluted share in any of fiscal 2016, 2017 or 2018.  Should the annual earnings per diluted share criteria not be met in any of the three specified fiscal years, the restricted stock awards will be forfeited on March 31, 2019.  In fiscal 2017, we granted performance-based restricted stock awards with two-thirds vesting on March 31, 2019, and one-third vesting on March 31, 2020. The number of shares vesting depends on whether the cumulative diluted earnings per share for fiscal 2017 and fiscal 2018 meet the threshold, target, or maximum levels of performance. If performance goals are not achieved, the restricted stock will be forfeited. In fiscal 2018, we granted performance stock units with one-half vesting on March 31, 2019, and one-half vesting on March 31, 2020. The number of units that will vest depends on whether the diluted earnings per share for fiscal 2018 meet the established threshold, target, or maximum level of performance. If diluted earnings per share for fiscal 2018 does not exceed the threshold level of performance, all of the performance stock units will be forfeited. If diluted earnings per share for fiscal 2018 is between the threshold and target level of performance, any performance stock units that are determined not to be earned will be forfeited.

Service-based restricted stock awards and restricted stock units typically are granted under one of four vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to the date of grant; (c) the full award would vest at the end of a 2-year service period subsequent to the date of grant; or (d) for our Directors, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant.  Awards that contain both performance and service-based conditions require that the performance target be met during the required service period.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Under the 2017 Plan, all dividends paid with respect to shares subject to the non-vested portion of a restricted stock award are subject to the same restrictions and risk of forfeiture as the shares of restricted stock to which such dividends relate.  Recipients of restricted stock units and performance stock units will be entitled to receive dividend equivalents, based on dividends actually declared and paid, on the restricted stock units and performance stock units, and such dividend equivalents will be subject to the same restrictions and risk of forfeiture as the restricted stock units and performance stock units. For awards granted under the 2000 Plan, all shares of non-vested service-based restricted stock provide non-forfeitable rights to all dividends declared by the Company, and dividends on non-vested performance-based restricted stock are subject to deferral until such times as the shares vest and are released.

Plan-Specific Activity and End-of-Period Balance Summaries

Stock Options

No stock options have been granted since fiscal 2008.  All outstanding options had vested as of the end of fiscal 2011; therefore, no unrecognized compensation expense remains.

The following table summarizes information regarding options exercised:

(In thousands)	2018	2017	2016
Total intrinsic value (1)	$0	$127	$0
Total cash received	$0	$54	$0
Associated excess income tax benefits recorded	$0	$0	$0

(1)	Defined as the difference between the market value at exercise and the grant price of stock options exercised.

Restricted Stock

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 3, 2018	915,925	$23.62
Granted	10,998	32.74
Vested	(49,992)	26.61
Forfeited	(51,650)	17.65
Restricted stock at February 2, 2019	825,281	$23.94

The total fair value at grant date of restricted stock awards that vested during fiscal 2018, 2017 and 2016 was $1.3 million, $3.5 million and $1.4 million, respectively.  The weighted-average grant date fair value of stock awards granted during fiscal 2017 and fiscal 2016 was $24.09 and $24.98, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 3, 2018	4,000	$19.55
Granted	200,000	25.05
Vested	(1,333)	19.55
Forfeited	0	0.00
Restricted stock units and performance stock units at February 2, 2019	202,667	$24.98

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards, restricted stock units and performance stock units:

(In thousands)	2018	2017	2016
Stock-based compensation expense before the recognized income tax benefit	$9,591	$5,041	$3,507
Income tax benefit	$2,328	$2,490	$1,322

The $9.6 million of expense recognized in fiscal 2018 included a $2.2 million cumulative catch-up of expense recorded in the third quarter of fiscal 2018. This cumulative catch-up expense was related to performance-based restricted stock awards, which management had previously determined were not probable to vest prior to their expiration, but given our financial performance in fiscal 2018, in the third quarter of fiscal 2018, such awards were deemed by management as probable to vest.

As of February 2, 2019, there was approximately $4.3 million of unrecognized compensation expense remaining related to both our performance-based and service-based restricted stock awards, restricted stock units and performance stock units.  The cost is expected to be recognized over a weighted average period of approximately 0.4 years.  This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights

Our cash-settled stock appreciation rights (“SARs”) were granted during the first quarter of fiscal 2015 to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs would expire.  Each SAR entitled the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2015 were issued with a defined maximum gain of $10.00 over the exercise price of $24.26.  During the second quarter of fiscal 2018, all remaining SARs granted during the first quarter of fiscal 2015 were exercised.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 3, 2018	103,475	$24.26
Exercised	(103,475)	24.26
Outstanding at February 2, 2019	0	$0.00	0.0

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The fair value of liability awards was remeasured, using a trinomial lattice model at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. As of February 2, 2019, all outstanding SARs were exercised.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	February 3, 2018	January 28, 2017
Risk free interest rate yield curve	1.40% - 2.58%	0.49% - 1.94%
Expected dividend yield	1.3%	1.1%
Expected volatility	39.21%	35.51%
Maximum life	2.1 Years	3.1 Years
Exercise multiple	1.34	1.34
Maximum payout	$ 10.00	$ 10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period.  The expected dividend yield was based on our quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate.  Expected volatility was based on the historical volatility of our common stock.  The exercise multiple and employee exit rate were based on historical option data.

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	2018	2017	2016
Stock-based compensation before the recognized income tax effect	$540	$(61)	$276
Income tax effect	$131	$(30)	$104

As of February 2, 2019, no unrecognized compensation expense remained related to the SARs.

Note 12 – Business Risk

We purchase merchandise from approximately 160 footwear vendors.  In fiscal 2018, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for approximately 32% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 13 – Litigation Matters

The accounting standard related to loss contingencies provides guidance regarding to our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business.  The guidance utilizes the following defined terms to describe the likelihood of a future loss: (1) probable – the future event or events are likely to occur, (2) remote – the chance of the future event or events is slight and (3) reasonably possible – the chance of the future event or events occurring is more than remote but less than likely.  The guidance also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies.  We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated.  When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range.  We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued.  We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred.  No accrual or disclosure is required for losses that are remote.

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business.  While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

Note 14 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2018 and 2017 include results for 13 weeks, except for the fourth quarter of 2017, which includes results for 14 weeks.

(In thousands, except per share data)

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$257,445	$268,366	$269,181	$234,658
Gross profit	77,327	83,781	81,218	66,666
Operating income	17,316	14,931	16,016	1,497
Net income	12,955	11,775	12,046	1,359
Net income per share – Basic (1)	$0.83	$0.77	$0.80	$0.09
Net income per share – Diluted (1)	$0.83	$0.76	$0.76	$0.09

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)(3)
Net sales	$253,389	$235,064	$287,469	$243,232
Gross profit	72,156	68,227	85,667	70,219
Operating income	13,227	6,424	17,880	170
Net income (loss)	8,231	3,896	10,697	(3,891)
Net income (loss) per share – Basic (1)	$0.48	$0.24	$0.66	$(0.24)
Net income (loss) per share – Diluted (1)	$0.48	$0.24	$0.66	$(0.24)

(1)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

(2)

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

(3)	The fourth quarter of fiscal 2017 consisted of 14 weeks compared with 13 weeks in the fourth quarter of fiscal 2018.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 15 – Subsequent Events

On March 21, 2019, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2019.  The quarterly cash dividend of $0.08 per share will be paid on April 22, 2019 to shareholders of record as of the close of business on April 8, 2019.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

SHOE CARNIVAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period		Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period
Year ended January 28, 2017	$178		$102,826	$102,802	$202
Year ended February 3, 2018	$202		$102,701	$102,672	$231
Year ended February 2, 2019	$706	(1)	$110,314	$110,420	$600

(1)  As a result of the implementation of ASC 606 on February 4, 2018, the accounting treatment for the reserve for sales returns and allowances was changed from a net to a gross basis.  Under the previous revenue guidance, we recorded a net returns reserve.  Under the new guidance, we record estimated sales returns at the gross sales price with a corresponding adjustment to inventory for the estimated cost of the product.  The difference between the balance at the end of the fiscal year ended February 3, 2018 and the beginning of the fiscal year ended February 2, 2019 reflects this change in accounting policy.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 2, 2019.

The Company’s internal control over financial reporting as of February 2, 2019 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 2, 2019, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2019, of the Company and our report dated April 2, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

April 2, 2019

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Executive Officers” at the end of PART I, ITEM 1. BUSINESS of this Annual Report on Form 10-K.  Such information is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 2, 2019 and February 3, 2018

Consolidated Statements of Income for the years ended February 2, 2019, February 3, 2018, and January 28, 2017.

Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2019, February 3, 2018, and January 28, 2017

Consolidated Statements of Cash Flows for the years ended February 2, 2019, February 3, 2018, and January 28, 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this Annual Report on Form 10-K.

Schedule II Valuation and Qualifying Accounts

3.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013+

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013+

4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	01/26/2010+

4-B

First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent

		10-K	4-B	04/15/2013+

4-C

Second Amendment to Credit Agreement dated as of March 27, 2017, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent

		10-K	4-C	03/29/2017

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006+

10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	06/28/2006+

10-C*	Summary Compensation Sheet				X

10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997+

10-F*	2016 Executive Incentive Compensation Plan	8-K	10.1	06/17/2016

10-G*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	06/10/2015

10-H*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	03/24/2005+

10-I*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012+

10-J*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	06/13/2013+

10-K*	Form of Award Agreement for time-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	03/21/2016

10-L*	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K/A	10.2	04/25/2016

INDEX TO EXHIBITS - Continued

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-M*	Form of 2017 Award Agreement for service-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	04/24/2017

10-N*	Form of 2017 Award Agreement for restricted stock with both performance-based and service-based restrictions granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	04/24/2017

10-O*	2017 Equity Incentive Plan of Registrant	8-K	10.1	06/15/2017

10-P*	Form of Restricted Stock Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Non-employee Directors)	10-Q	10-B	08/31/2017

10-Q*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-R*	Form of 2018 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	04/13/2018

10-S*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008+

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008+

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008+

10-V*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013+

10-W*	Employment and Noncompetition Agreement dated September 10, 2018, between Registrant and Mark S. Worden				X

10-X*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

101

The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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

Shoe Carnival, Inc.

Date: April 2, 2019	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	April 2, 2019
J. Wayne Weaver

/s/ Clifton E. Sifford	President, Chief Executive Officer and Director	April 2, 2019
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	April 2, 2019
James A. Aschleman

/s/ Jeffrey C. Gerstel	Director	April 2, 2019
Jeffrey C. Gerstel

/s/ Andrea R. Guthrie	Director	April 2, 2019
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	April 2, 2019
Kent A. Kleeberger

/s/ Charles B. Tomm	Director	April 2, 2019
Charles B. Tomm

/s/ Joseph W. Wood	Director	April 2, 2019
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Operating	April 2, 2019
W. Kerry Jackson	and Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)