Form 10-Q
period 2019-05-04
SHOE CARNIVAL INC
filed 2019-06-11
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2019
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

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SCVL	The Nasdaq Stock Market, LLC

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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at June 5, 2019 was 14,690,741.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands, except share data)	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current Assets:
Cash and cash equivalents	$21,616	$67,021	$35,347
Accounts receivable	2,003	1,219	3,199
Merchandise inventories	289,356	257,539	295,921
Other	9,769	11,534	13,175
Total Current Assets	322,744	337,313	347,642
Property and equipment – net	72,313	70,605	81,644
Deferred income taxes	8,159	9,622	8,221
Other noncurrent assets	760	459	408
Operating lease right-of-use assets	224,642	0	0
Total Assets	$628,618	$417,999	$437,915

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$56,488	$48,715	$62,593
Accrued and other liabilities	17,611	22,069	24,235
Current portion of operating lease liabilities	47,089	0	0
Total Current Liabilities	121,188	70,784	86,828
Long-term portion of operating lease liabilities	202,517	0	0
Deferred lease incentives	0	22,171	27,289
Accrued rent	0	8,436	9,754
Deferred compensation	13,386	12,108	11,433
Other	24	67	1,101
Total Liabilities	337,115	113,566	136,405

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,527,905 shares, 20,529,227 shares and 20,529,227 shares issued, respectively	205	205	205
Additional paid-in capital	76,282	75,631	67,410
Retained earnings	370,453	360,443	339,073
Treasury stock, at cost, 5,837,164 shares, 5,154,243 shares and 4,452,661 shares, respectively	(155,437)	(131,846)	(105,178)
Total Shareholders’ Equity	291,503	304,433	301,510
Total Liabilities and Shareholders’ Equity	$628,618	$417,999	$437,915

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 4, 2019	Thirteen Weeks Ended May 5, 2018
Net sales	$253,810	$257,445
Cost of sales (including buying, distribution and occupancy costs)	178,670	180,118
Gross profit	75,140	77,327
Selling, general and administrative expenses	59,532	60,011
Operating income	15,608	17,316
Interest income	(331)	(2)
Interest expense	36	40
Income before income taxes	15,903	17,278
Income tax expense	2,030	4,323
Net income	$13,873	$12,955
Net income per share:
Basic	$0.95	$0.83
Diluted	$0.91	$0.83
Weighted average shares:
Basic	14,612	15,526
Diluted	15,192	15,528
Cash dividends declared per share	$0.080	$0.075

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606					620		620
Dividends declared ($0.075 per share)					(1,240)		(1,240)
Employee stock purchase plan purchases		3		(11)		76	65
Restricted stock awards		(52)		837		(837)	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(275)	(275)
Purchase of common stock for treasury		(811)				(19,043)	(19,043)
Stock-based compensation expense				1,126			1,126
Net income					12,955		12,955
Balance at May 5, 2018	20,529	(4,453)	$205	$67,410	$339,073	$(105,178)	$301,510

Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification 842 (see Note 7)					(2,649)		(2,649)
Dividends declared ($0.08 per share)					(1,214)		(1,214)
Employee stock purchase plan purchases		2		6		57	63
Restricted stock awards	(1)	47		(1,304)		1,304	0
Shares surrendered by employees to pay taxes on restricted stock		(321)				(10,940)	(10,940)
Purchase of common stock for treasury		(411)				(14,012)	(14,012)
Stock-based compensation expense				1,949			1,949
Net income					13,873		13,873
Balance at May 4, 2019	20,528	(5,837)	$205	$76,282	$370,453	$(155,437)	$291,503

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 4, 2019	Thirteen Weeks Ended May 5, 2018
Cash Flows From Operating Activities
Net income	$13,873	$12,955
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,277	5,633
Stock-based compensation	1,958	1,191
Loss on retirement and impairment of assets	164	52
Deferred income taxes	1,463	(39)
Non-cash operating lease expense	10,993	0
Lease incentives	0	10
Other	1,278	(2,097)
Changes in operating assets and liabilities:
Accounts receivable	(783)	3,071
Merchandise inventories	(31,817)	(35,421)
Operating lease liabilities	(11,853)	0
Accounts payable and accrued liabilities	4,011	25,484
Other	(2,878)	(2,361)
Net cash (used in) provided by operating activities	(9,314)	8,478
Cash Flows From Investing Activities
Purchases of property and equipment	(9,199)	(963)
Proceeds from sales of property and equipment	3	0
Net cash used in investing activities	(9,196)	(963)
Cash Flows From Financing Activities
Proceeds from issuance of stock	63	65
Dividends paid	(2,006)	(1,169)
Purchase of common stock for treasury	(14,012)	(19,043)
Shares surrendered by employees to pay taxes on restricted stock	(10,940)	(275)
Net cash used in financing activities	(26,895)	(20,422)
Net decrease in cash and cash equivalents	(45,405)	(12,907)
Cash and cash equivalents at beginning of period	67,021	48,254
Cash and cash equivalents at end of period	$21,616	$35,347
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$36	$40
Cash paid during period for income taxes	$103	$57
Capital expenditures incurred but not yet paid	$575	$258

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 - Basis of Presentation

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to present fairly our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 4, 2019			May 5, 2018
		(In thousands, except per share data)

Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$13,873			$12,955
Amount allocated to participating securities	(44)			(65)
Net income available for basic common shares and basic earnings per share	$13,829	14,612	$0.95	$12,890	15,526	$0.83
Diluted Earnings per Share:
Net income	$13,873			$12,955
Amount allocated to participating securities	(44)			(65)
Adjustment for dilutive potential common shares	1	580		0	2
Net income available for diluted common shares and diluted earnings per share	$13,830	15,192	$0.91	$12,890	15,528	$0.83

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

Note 3 - Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which replaced most existing lease accounting guidance. This guidance requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements.  This guidance became effective for us on February 3, 2019 and includes interim periods in fiscal 2019.  We adopted the new guidance using the effective date as the date of initial application; therefore, the comparative period has not been adjusted and continues to be reported under the previous lease guidance.  All of our retail store locations and our distribution center are subject to operating lease accounting under the new guidance.  As a result, the adoption of this guidance had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of income or our condensed consolidated statements of cash flow.  We also updated our lease administration software for the implementation of the guidance and developed and mapped new and existing controls in our control environment.  The adoption of the guidance resulted in the initial recognition of operating lease liabilities of $251.7 million as of February 3, 2019.  This amount was based on the present value of fixed lease payments using our incremental borrowing rate.  We recorded corresponding operating lease right-of-use assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million upon adoption.  Under the new guidance, companies may elect certain optional practical expedients.  We elected the practical expedient that permits us not to recognize right-of-use assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).  We did not elect the transition practical expedients that permit companies to use hindsight when determining lease term and impairment of right-of-use assets or that permit companies to account for lease and non-lease components as a single lease component.  We also did not elect the transition package of practical expedients that is permitted by the guidance; therefore, we were required to reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases and the treatment of initial direct costs.  As of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the guidance.  See Note 7 for additional disclosures required as a result of the adoption of this guidance.

In August 2018, the FASB issued guidance that adds, removes, and modifies the disclosure requirements related to fair value measurements.  This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact of this new guidance and believe the adoption will not have a material impact on our condensed consolidated financial statements.

Note 4 - Fair Value Measurements

The accounting guidance related to fair value measurements defines fair value and provides a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other guidance requires or permits the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 –Quoted prices in active markets for identical assets or liabilities;
•	Level 2 –Observable market-based inputs or unobservable inputs that are corroborated by market data; and
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

The following table presents assets that are measured at fair value on a recurring basis at May 4, 2019, February 2, 2019 and May 5, 2018.  We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 4, 2019
Cash equivalents - money market mutual funds	$28,779	$0	$0	$28,779
As of February 2, 2019
Cash equivalents - money market mutual funds	$68,500	$0	$0	$68,500
As of May 5, 2018
Cash equivalents - money market mutual funds	$0	$0	$0	$0

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store-specific assets, which include property and equipment and operating right-of-use assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable. If the expected undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store property and equipment using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including strip-mall traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.  We estimate the fair value of operating right-of-use assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.  If the operating right-of-use asset is impaired, we would amortize the remaining right-of-use asset in accordance with the subsequent-measurement guidance that applies to finance leases — typically, on a straight-line basis over the remaining lease term. Thus, the leased asset would no longer qualify for the straight-line treatment of lease expense. However, in periods after the impairment, we would continue to present the right-of-use asset reduction and interest accretion related to the operating lease liability in selling, general and administrative expenses on the income statement.  See Note 7 for additional information on our accounting treatment for leases.

During the thirteen weeks ended May 4, 2019, we recorded an impairment charge of $40,000 on property and equipment related to one store, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $3,000. There were no impairments of operating right-of-use assets recorded during the thirteen weeks ended May 4, 2019.  There were no impairments of long-lived assets recorded during the thirteen weeks ended May 5, 2018.

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

Stock-based compensation includes stock options, cash-settled stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $1,000 and $11,000 before the income tax benefit of $3,000 for the thirteen weeks ended May 4, 2019, and May 5, 2018, respectively.

Restricted Stock

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2019	825,281	$23.94
Vested	(708,367)	23.88
Forfeited or expired	(40,859)	24.26
Restricted stock at May 4, 2019	76,055	$24.27

There were no restricted stock awards granted during the thirteen-week periods ended May 4, 2019 or May 5, 2018. The total fair value at grant date of restricted stock awards that vested during the first quarter of fiscal 2019 was $16.9 million. The total fair value at grant date of restricted stock awards that vested during the first quarter of fiscal 2018 was $887,000.

As of May 4, 2019, approximately $460,000 of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.9 years.

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to the 2017 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 2, 2019	202,667	$24.98
Granted	181,300	31.36
Vested	(86,093)	$23.27
Forfeited	(2,376)	23.27
Restricted stock units and performance stock units at May 4, 2019	295,498	$29.41

As of May 4, 2019, approximately $7.2 million of unrecognized compensation expense remained related to both our restricted stock units and performance stock units. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards, restricted stock units and performance stock units:

(In thousands)	Thirteen Weeks Ended May 4, 2019	Thirteen Weeks Ended May 5, 2018
Stock-based compensation expense before the recognized income tax benefit	$1,938	$1,115
Income tax benefit	$247	$279

Cash-Settled Stock Appreciation Rights

Our cash-settled stock appreciation rights (“SARs”) were granted during the first quarter of fiscal 2019 to certain non-executive employees and will vest and become fully exercisable on March 31, 2020. Any unexercised SARs will expire on March 31, 2022.  Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2019 were issued with a defined maximum gain of $10.00 over the exercise price of $34.95.

During the first quarter of fiscal 2015, SARs were granted to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant and were assigned a five-year term from the date of grant, after which any unexercised SARs would expire.  Each SAR entitled the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a defined maximum gain of $10.00 over the exercise price of $24.26.  During the second quarter of fiscal 2018, all remaining SARs granted during the first quarter of fiscal 2015 were exercised.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2019	0	$0.00
Granted	43,900	34.95
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at May 4, 2019	43,900	$34.95	0.9

The fair value of these liability awards will be remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of May 4, 2019 was $5.55.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	May 4, 2019	May 5, 2018
Risk free interest rate yield curve	2.30% - 2.42%	1.67% - 2.78%
Expected dividend yield	0.9%	1.3%
Expected volatility	47.95%	39.74%
Maximum life	2.9 Years	1.9 Years
Exercise multiple	1.29	1.34
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 4, 2019	Thirteen Weeks Ended May 5, 2018
Stock-based compensation expense before the recognized income tax benefit	$8	$65
Income tax benefit	$1	$16

Note 6 – Revenue

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

Our brick-and-mortar stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to Shoes 2U was not material to our condensed consolidated financial statements at May 4, 2019.

Returns and Refunds

It is our policy to allow brick and mortar and online customers to exchange or return products for a refund within a limited period of time. We have established a returns allowance based upon historical experience in order to estimate these transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories. At each of May 4, 2019 and February 2, 2019, approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheets.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At May 4, 2019 and February 2, 2019, approximately $1.3 million and $1.6 million, respectively, of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheets. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.

We offer our customers the opportunity to enroll in our Shoe Perks program, which accrues points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.  When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price.  The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates. At May 4, 2019 and February 2, 2019, approximately $293,000 and $245,000, respectively, of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheets. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen weeks ended May 4, 2019 and May 5, 2018 were as follows:

(In thousands)	Thirteen Weeks Ended May 4, 2019		Thirteen Weeks Ended May 5, 2018
Non-Athletics:
Women’s	$60,431	24%	$60,642	24%
Men’s	35,863	14	33,949	13
Children’s	12,368	5	11,803	5
Total	108,662	43	106,394	42

Athletics:
Women’s	49,687	20	52,350	20
Men’s	53,304	21	55,621	22
Children’s	30,818	12	32,038	12
Total	133,809	53	140,009	54

Accessories	10,543	4	10,357	4

Other	796	0	685	0

Total	$253,810	100%	$257,445	100%

Note 7 – Leases

Effective February 3, 2019, we adopted Accounting Standards Codification Topic No. 842 – Leases.  This guidance requires us to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet as operating right-of-use (“ROU”) assets and operating lease liabilities.  ROU assets and operating lease liabilities are calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate (“IBR”).  As the rate implicit in the lease is not readily determinable for our leases, we utilized our IBR, which was determined through the development of a synthetic credit rating and was based on the information available at the adoption date.  Adoption of the guidance resulted in the initial recognition of operating lease liabilities of $251.7 million as of February 3, 2019.  We recorded corresponding operating lease right-of-use assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million.  Moreover, as of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the new guidance.

Operating lease liabilities are increased by interest and reduced by payments each period, and ROU assets are amortized over the lease term.  Interest on operating lease liabilities and the amortization of ROU assets results in straight-line rent expense over the lease term.  We record variable lease expense primarily associated with contingent rent and reduced rent due to co-tenancy violations when incurred.

For new leases, renewals or amendments, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial ROU assets.  The amount of depreciation and amortization, interest and rent expense would vary if different estimates and assumptions were used.

We lease all of our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of May 4, 2019.

Our leases typically provide for fixed minimum rental payments and certain leases provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  In addition to rental payments, we are required to pay certain non-lease components, such as real estate taxes, insurance and common area maintenance, on most of our real estate leases.  We account for lease components (e.g., fixed payments including rent) separately from non-lease components.  Certain real estate leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Our real estate leases typically include one or more options to renew, with renewal terms that typically extend the lease term for five years or more.  The exercise of lease renewal options is at our sole discretion.  When determining the lease term, we include option periods that are reasonably certain to be exercised.  Many of our leases also contain “co-tenancy” provisions, including the required presence and continued operation of certain anchor tenants in the adjoining retail space.  If a co-tenancy provision is triggered, we could have the right to terminate the lease early or to a reduction of rent.  In addition to co-tenancy provisions, certain leases contain “go-dark” provisions that allow us to cease operations while continuing to pay rent through the end of the lease term.

Quantitative Disclosures

During the thirteen weeks ended May 4, 2019, our operating lease cost was $14.0 million, our variable lease cost was $234,000 and expense associated with non-lease components totaled $5.2 million.  During the thirteen weeks ended May 4, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $14.8 million and ROU assets obtained in exchange for new (or remeasured for existing) operating lease liabilities were $9.7 million (excluding ROU assets recorded for existing leases at the adoption date).  As of May 4, 2019, the weighted-average remaining lease term for operating leases was 6.4 years and the weighted-average discount rate for operating leases was 5.4%.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the consolidated balance sheet as of May 4, 2019:

(In thousands)	Operating Leases
2019 (excluding the first three fiscal months)	$45,805
2020	52,872
2021	51,945
2022	44,138
2023	36,587
Thereafter to 2034	75,833
Total undiscounted lease payments	307,180
Less: Imputed interest	57,574
Total operating lease liabilities	249,606
Less: Current portion of operating lease liabilities	47,089
Long-term portion of operating lease liabilities	$202,517

Our future minimum lease payments for operating leases as of February 2, 2019, in accordance with legacy lease accounting guidance, were as follows:

(In thousands)	Operating Leases
2019	$60,807
2020	51,937
2021	50,687
2022	41,536
2023	34,035
Thereafter to 2031	56,437
Total	$295,439

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; changes in weather patterns, consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters on our stores, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; our ability to meet our labor needs while controlling costs; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of certain risk factors, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 as filed with the SEC.

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

Critical Accounting Policies

It is necessary for us to include certain judgments in our reported financial results. These judgments involve estimates based in part on our historical experience and incorporate the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, insurance reserves, leases and income taxes.  Other than our new accounting policy on leases, which we adopted in the first quarter of fiscal 2019 and is discussed in Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

With the exception of our new accounting policy on leases, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%

May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 4, 2019	Thirteen Weeks Ended May 5, 2018
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.4	70.0
Gross profit	29.6	30.0
Selling, general and administrative expenses	23.4	23.3
Operating income	6.2	6.7
Interest income, net	(0.1)	0.0
Income tax expense	0.8	1.7
Net income	5.5%	5.0%

Executive Summary for First Quarter Ended May 4, 2019

Like many retailers, our first quarter sales represent a shift in seasonal footwear from cold weather boots to more warm weather categories, such as sandals.  In addition, the timing and size of tax refunds can also impact our rate of sales growth in the beginning of the fiscal year.  This spring, we experienced a cold and wet start to the first quarter.  This unseasonable weather, along with a delay in tax refunds, resulted in a high single-digit comparable store sales decrease in February. As the weather became more seasonable later in the quarter and as customers received their tax refunds, our customers reacted positively to our spring assortment, and we posted a comparable store sales increase of 3.6% for the combined months of March and April.  For the thirteen weeks ended May 4, 2019, comparable store sales decreased 0.2%. Our merchants effectively controlled seasonal inventory during the quarter, which allowed us to keep merchandise margins relatively flat despite being more aggressive in athletics during the quarter due to the slow start in February.

Highlights for the first quarter of fiscal 2019 and a brief discussion of some key initiatives are as follows:

•

Net sales decreased $3.6 million, or 1.4%, for the quarter ended May 4, 2019, compared to the quarter ended May 5, 2018.  We experienced a mid-single digit decline in store traffic and decreases in average sales per transaction and average unit retail during the quarter ended May 4, 2019. We did, however, experience low-single digit increases in our conversion rate and average units per transaction during the quarter.

•

Gross profit margin for the first quarter decreased 0.4% to 29.6% compared to 30.0% in the first quarter of fiscal 2018.  While our merchandise margin increased 0.1%, our buying, distribution and occupancy costs increased 0.5% as a percentage of net sales compared to the first quarter of fiscal 2018.

•

We repurchased 411,168 shares of our common stock during the first quarter of fiscal 2019 at a total cost of $14.0 million under our share repurchase program and ended the quarter with $21.6 million in cash and cash equivalents. We ended the quarter with no outstanding debt.

•	We had no store openings and closed two stores during the first quarter of fiscal 2019, ending the quarter with 395 stores.
•

We continue to invest in our Customer Relationship Management (“CRM”) program and expect our initial implementation of CRM to be complete by the end of the calendar year.  We believe that our holistic approach to CRM will be a sales driver and that the data received as a result of our CRM program will allow us to better merchandise our stores, market to specific customers and aid in identifying new store opportunities.

•

We also continue to evaluate key processes underlying our supply chain, order management and fulfillment competencies in order to position ourselves for our planned growth over the next three to five years. We are in the process of improving these processes through investments in software and analytical tools.

Results of Operations for the First Quarter Ended May 4, 2019

Net Sales

Net sales decreased $3.6 million to $253.8 million during the first quarter of fiscal 2019, a 1.4% decrease over the prior year’s first quarter net sales of $257.4 million. The decrease in net sales was primarily due to a decrease of $3.9 million from the 16 stores closed since the beginning of fiscal 2018 and a $639,000 decrease in comparable store sales, partially offset by a $883,000 increase in sales from the three new stores opened since the beginning of fiscal 2018.

Gross Profit

Gross profit decreased to $75.1 million during the first quarter of fiscal 2019 compared to gross profit of $77.3 million for the first quarter of fiscal 2018, primarily due to the decrease in net sales and an increase in occupancy costs. Our gross profit margin decreased to 29.6% compared to 30.0% in the first quarter of fiscal 2018. While our merchandise margin increased 0.1%, our buying, distribution and occupancy expenses increased 0.5% as a percentage of net sales compared to the first quarter of fiscal 2018, primarily due to an increase in our occupancy expense for the quarter resulting from higher property taxes and common area maintenance passed through from landlords and the deleveraging effect of lower sales in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million in the first quarter of fiscal 2019 to $59.5 million compared to $60.0 million in the first quarter of fiscal 2018. As a percentage of sales, these expenses increased to 23.4% in the first quarter of fiscal 2019 from 23.3% in the first quarter of fiscal 2018. The overall decrease in selling, general and administrative expenses for the first quarter of fiscal 2019 compared to the prior year period was primarily due to a $1.0 million reduction in expense for stores that have closed since the beginning of fiscal 2018 and decreases in incentive compensation and depreciation, partially offset by increases in earnings on our retirement savings plan and wages.

There were no preopening expenses recorded in the first quarter of fiscal 2019 or the first quarter of the prior year.  There were no store openings in either period.

Net store closing costs were not significant during the first quarter of fiscal 2019 or during the first quarter of the prior year.  Two stores were closed in the first quarter of fiscal 2019 compared to three stores in the first quarter of fiscal 2018.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2019 was 12.8% as compared to 25.0% for the same period in fiscal 2018.  The reduction in our effective tax rate for the quarter was the result of a $1.9 million tax benefit related to the vesting of equity-based compensation in the first quarter of fiscal 2019. Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

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

Cash Flow - Operating Activities

Our net cash used in operating activities was $9.3 million in the first quarter of fiscal 2019 compared to cash provided by operating activities of $8.5 million in the first quarter of fiscal 2018. These amounts reflect our income from operations adjusted for non-cash items and working capital changes. The year-over-year decrease in operating cash flow was primarily driven by the changes in accounts payable and accrued liabilities for the quarter ended May 4, 2019 compared to the quarter ended May 5, 2018 due to the timing of payments.

Working capital decreased to $201.6 million at May 4, 2019 from $260.8 million at May 5, 2018, primarily due to a $13.7 million decrease in cash and cash equivalents compared to the first quarter of fiscal 2018 and $47.1 million recorded in the first quarter of fiscal 2019 for the current portion of operating lease liabilities. The current ratio was 2.7 as of May 4, 2019 compared to 4.0 at May 5, 2018.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2019, we expended $9.2 million for the purchase of property and equipment, of which approximately $7.0 million was for the purchase of our corporate headquarters and the remainder was for continued investments in technology and normal asset replacement activities. During the first quarter of fiscal 2018, we expended $1.0 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments and share repurchases. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities primarily represent purchases under our Employee Stock Purchase Plan.

During the first quarter of fiscal 2019, net cash used in financing activities was $26.9 million compared to $20.4 million in the first quarter of fiscal 2018. The increase in net cash used in financing activities was primarily due to a $10.7 million increase for shares withheld upon the vesting of equity awards during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, partially offset by a $5.0 million decrease in common stock repurchased in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.

Capital Expenditures

Capital expenditures for fiscal 2019, including actual expenditures during the first quarter, are expected to be between $20 million and $22 million, with approximately $9 million to be used for a new store, relocations and remodels, and $7 million of which was used to purchase our corporate headquarters in the first quarter of fiscal 2019. The remaining capital expenditures are expected to be incurred for continued investments in technology and normal asset replacement activities.  Lease incentives to be received from landlords during fiscal 2019, including actual amounts received during the first quarter, are expected to be approximately $1 million to $2 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and our focus continues to be on generating positive long-term financial performance for our store portfolio.  We currently expect to open one new store in the third quarter of fiscal 2019.  As we leverage customer data from our CRM program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across large, mid-size and smaller markets in fiscal 2020.  The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.  We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations.  Our approach is both qualitative and quantitative in nature.  We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about customers as we implement our CRM program.

We closed two stores during the first quarter of fiscal 2019 and expect to close a total of seven to 10 stores during fiscal 2019.  Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the stores.  Even though this could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted earnings per share. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On March 21, 2019, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders. The dividend of $0.08 per share was paid on April 26, 2019 to shareholders of record as of the close of business on April 8, 2019.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our Credit Agreement (as defined below) permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10.0 million.

Credit Facility

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions.  The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met.  The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  We were in compliance with these covenants as of May 4, 2019.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at May 4, 2019.  As of May 4, 2019, $48.8 million was available to us for additional borrowings under the credit facility.

Share Repurchase Program

On December 13, 2018, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2019. The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2019 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

During the first quarter of fiscal 2019, we repurchased 411,168 shares of common stock at a total cost of $14.0 million under the new share repurchase program. The amount that remained available under the share repurchase program at May 4, 2019 was $36.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first quarter of fiscal 2019 or fiscal 2018.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 4, 2019, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting guidance on our financial statements in connection with our adoption of such guidance effective as of February 3, 2019. We further completed upgrades to our lease administration software to support our accounting for leases and have integrated the new software functionality with our processes, systems and controls.  Other than the changes made to our control environment in connection with our adoption of the new lease accounting guidance, there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties we describe both in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 before deciding to invest in, or retain, shares of our common stock. If any of these risks or uncertainties actually occur, we may not be able to conduct our business as currently planned and our financial condition, results of operations or cash flows could be materially and adversely affected. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
February 3, 2019 to March 2, 2019	0	$0	0	$50,000,000
March 3, 2019 to April 6, 2019	490,177	$33.48	184,448	$43,994,000
April 7, 2019 to May 4, 2019	241,491	$35.37	226,720	$35,988,000
	731,668		411,168

(1)	Total number of shares purchased includes 320,500 shares withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards.
(2)

On December 13, 2018, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2019 and expiring on December 31, 2019.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10.1	Form of 2019 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/25/2019
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2019	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)