Form 10-Q
period 2019-08-03
SHOE CARNIVAL INC
filed 2019-09-09
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2019
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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at September 4, 2019 was 14,671,840.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current Assets:
Cash and cash equivalents	$37,458	$67,021	$38,405
Accounts receivable	2,414	1,219	3,918
Merchandise inventories	336,919	257,539	336,907
Other	10,887	11,534	12,094
Total Current Assets	387,678	337,313	391,324
Property and equipment – net	70,855	70,605	77,254
Deferred income taxes	7,020	9,622	8,384
Other noncurrent assets	4,284	459	343
Operating lease right-of-use assets	223,536	0	0
Total Assets	$693,373	$417,999	$477,305

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$108,410	$48,715	$90,928
Accrued and other liabilities	20,179	22,069	25,659
Current portion of operating lease liabilities	46,783	0	0
Total Current Liabilities	175,372	70,784	116,587
Long-term portion of operating lease liabilities	199,592	0	0
Deferred lease incentives	0	22,171	25,006
Accrued rent	0	8,436	9,124
Deferred compensation	13,751	12,108	12,074
Other	1,098	67	750
Total Liabilities	389,813	113,566	163,541

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,527,905 shares, 20,529,227 shares and 20,529,227 shares issued, respectively	205	205	205
Additional paid-in capital	77,374	75,631	68,892
Retained earnings	381,012	360,443	349,549
Treasury stock, at cost, 5,821,887 shares, 5,154,243 shares and 4,440,129 shares, respectively	(155,031)	(131,846)	(104,882)
Total Shareholders’ Equity	303,560	304,433	313,764
Total Liabilities and Shareholders’ Equity	$693,373	$417,999	$477,305

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 3, 2019	Thirteen Weeks Ended August 4, 2018	Twenty-six Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 4, 2018
Net sales	$268,221	$268,366	$522,031	$525,811
Cost of sales (including buying, distribution and occupancy costs)	186,126	184,585	364,796	364,703
Gross profit	82,095	83,781	157,235	161,108
Selling, general and administrative expenses	66,421	68,850	125,953	128,861
Operating income	15,674	14,931	31,282	32,247
Interest income	(86)	(117)	(417)	(119)
Interest expense	85	36	121	76
Income before income taxes	15,675	15,012	31,578	32,290
Income tax expense	3,843	3,237	5,873	7,560
Net income	$11,832	$11,775	$25,705	$24,730
Net income per share:
Basic	$0.81	$0.77	$1.76	$1.60
Diluted	$0.80	$0.76	$1.71	$1.59
Weighted average shares:
Basic	14,615	15,249	14,614	15,387
Diluted	14,736	15,367	14,964	15,446
Cash dividends declared per share	$0.085	$0.080	$0.165	$0.155

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 4, 2019	20,528	(5,837)	$205	$76,282	$370,453	$(155,437)	$291,503
Dividends declared ($0.085 per share)					(1,273)		(1,273)
Employee stock purchase plan purchases		2		(5)		46	41
Restricted stock awards		13		(360)		360	0
Stock-based compensation expense				1,457			1,457
Net income					11,832		11,832
Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560

Balance at May 5, 2018	20,529	(4,453)	$205	$67,410	$339,073	$(105,178)	$301,510
Dividends declared ($0.08 per share)					(1,302)		(1,302)
Employee stock purchase plan purchases		2		6		36	42
Restricted stock awards		11		(260)		260	0
Stock-based compensation expense				1,736			1,736
Other					3		3
Net income					11,775		11,775
Balance at August 4, 2018	20,529	(4,440)	$205	$68,892	$349,549	$(104,882)	$313,764

	Twenty-Six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification 842 (see Note 7)					(2,649)		(2,649)
Dividends declared ($0.165 per share)					(2,487)		(2,487)
Employee stock purchase plan purchases		4		1		103	104
Restricted stock awards	(1)	60		(1,664)		1,664	0
Shares surrendered by employees to pay taxes on restricted stock		(321)				(10,940)	(10,940)
Purchase of common stock for treasury		(411)				(14,012)	(14,012)
Stock-based compensation expense				3,406			3,406
Net income					25,705		25,705
Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560

Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606					623		623
Dividends declared ($0.155 per share)					(2,542)		(2,542)
Employee stock purchase plan purchases		5		(5)		112	107
Restricted stock awards		(41)		577		(577)	0
Shares surrendered by employees to pay taxes on restricted stock		(11)				(275)	(275)
Purchase of common stock for treasury		(811)				(19,043)	(19,043)
Stock-based compensation expense				2,862			2,862
Net income					24,730		24,730
Balance at August 4, 2018	20,529	(4,440)	$205	$68,892	$349,549	$(104,882)	$313,764

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 4, 2018
Cash Flows From Operating Activities
Net income	$25,705	$24,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,395	11,219
Stock-based compensation	3,440	3,403
Loss/(gain) on retirement and impairment of assets	205	(227)
Deferred income taxes	2,602	(202)
Non-cash operating lease expense	20,352	0
Lease incentives	0	170
Other	1,643	(4,577)
Changes in operating assets and liabilities:
Accounts receivable	(1,194)	2,587
Merchandise inventories	(79,380)	(76,407)
Operating lease liabilities	(23,346)	0
Accounts payable and accrued liabilities	59,565	58,562
Other	(7,970)	(5,125)
Net cash provided by operating activities	10,017	14,133
Cash Flows From Investing Activities
Purchases of property and equipment	(11,490)	(2,661)
Proceeds from sales of property and equipment	8	0
Other	0	283
Net cash used in investing activities	(11,482)	(2,378)
Cash Flows From Financing Activities
Borrowings under line of credit	20,000	0
Payments on line of credit	(20,000)	0
Proceeds from issuance of stock	104	107
Dividends paid	(3,250)	(2,393)
Purchase of common stock for treasury	(14,012)	(19,043)
Shares surrendered by employees to pay taxes on restricted stock	(10,940)	(275)
Net cash used in financing activities	(28,098)	(21,604)
Net decrease in cash and cash equivalents	(29,563)	(9,849)
Cash and cash equivalents at beginning of period	67,021	48,254
Cash and cash equivalents at end of period	$37,458	$38,405
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$121	$76
Cash paid during period for income taxes	$4,915	$7,367
Capital expenditures incurred but not yet paid	$990	$152

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 3, 2019			August 4, 2018
		(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$11,832			$11,775
Amount allocated to participating securities	(11)			(44)
Net income available for basic common shares and basic earnings per share	$11,821	14,615	$0.81	$11,731	15,249	$0.77
Diluted Earnings per Share:
Net income	$11,832			$11,775
Amount allocated to participating securities	(11)			(44)
Adjustment for dilutive potential common shares	0	121		0	118
Net income available for diluted common shares and diluted earnings per share	$11,821	14,736	$0.80	$11,731	15,367	$0.76

	Twenty-six Weeks Ended
	August 3, 2019			August 4, 2018
		(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$25,705			$24,730
Amount allocated to participating securities	(53)			(108)
Net income available for basic common shares and basic earnings per share	$25,652	14,614	$1.76	$24,622	15,387	$1.60
Diluted Earnings per Share:
Net income	$25,705			$24,730
Amount allocated to participating securities	(53)			(108)
Adjustment for dilutive potential common shares	1	350		0	59
Net income available for diluted common shares and diluted earnings per share	$25,653	14,964	$1.71	$24,622	15,446	$1.59

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

Note 3 - Recently Issued Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which replaced most existing lease accounting guidance. This guidance requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity's leasing arrangements.  This guidance became effective for us on February 3, 2019 and includes interim periods in fiscal 2019.  We adopted the new guidance using the effective date as the date of initial application; therefore, the comparative periods have not been adjusted and continue to be reported under the previous lease guidance.  All of our retail store locations and our distribution center are subject to operating lease accounting under the new guidance.  As a result, the adoption of this guidance had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of income or our condensed consolidated statements of cash flow.  We also updated our lease administration software for the implementation of the guidance and developed and mapped new and existing controls in our control environment.  The adoption of the guidance resulted in the initial recognition of operating lease liabilities of $251.7 million as of February 3, 2019.  This amount was based on the present value of fixed lease payments using our incremental borrowing rate.  We recorded corresponding operating lease right-of-use assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million upon adoption.  Under the new guidance, companies may elect certain optional practical expedients.  We elected the practical expedient that permits us not to recognize right-of-use assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).  In the second quarter of fiscal 2019, we elected the practical expedient that permits us to account for lease and non-lease components as a single lease component for new and modified leases, effective upon adoption of the new guidance. The impact of this election was not material to the first quarter of fiscal 2019.  We did not elect the transition practical expedient that permit companies to use hindsight when determining lease term and impairment of right-of-use assets. We also did not elect the transition package of practical expedients that is permitted by the guidance; therefore, we were required to reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases and the treatment of initial direct costs.  As of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the guidance.  See Note 7 for additional disclosures required as a result of the adoption of this guidance.

Not Yet Adopted

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

The following table presents assets that are measured at fair value on a recurring basis at August 3, 2019, February 2, 2019 and August 4, 2018.  We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 3, 2019
Cash equivalents - money market mutual funds	$15,684	$0	$0	$15,684
As of February 2, 2019
Cash equivalents - money market mutual funds	$68,500	$0	$0	$68,500
As of August 4, 2018
Cash equivalents - money market mutual funds	$31,124	$0	$0	$31,124

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store-specific assets, which include property and equipment and operating right-of-use assets, which are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of their carrying value is questionable. If the expected undiscounted future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value and recorded in selling, general and administrative expenses. We estimate the fair value of store property and equipment using an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. External factors, such as the local environment in which the store resides, including store traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows. An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which would have an effect on the impairment recorded.  We estimate the fair value of operating right-of-use assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.  If the operating right-of-use asset is impaired, we would amortize the remaining right-of-use asset in accordance with the subsequent-measurement guidance that applies to finance leases — typically, on a straight-line basis over the remaining lease term. Thus, the leased asset would no longer qualify for the straight-line treatment of lease expense. However, in periods after the impairment, we would continue to present the right-of-use asset reduction and interest accretion related to the operating lease liability in selling, general and administrative expenses on the income statement.  See Note 7 for additional information on our accounting treatment for leases.

There were no impairments of long-lived assets recorded during the thirteen weeks ended August 3, 2019.  During the twenty-six weeks ended August 3, 2019, we recorded an impairment charge of $40,000 on property and equipment related to one store, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $3,000. There were no impairments of long-lived assets recorded during the thirteen or twenty-six weeks ended August 4, 2018.

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

Stock-based compensation includes stock options, cash-settled stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended August 3, 2019, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $18,000 before the income tax benefit of $3,000, respectively. For the thirteen and twenty-six weeks ended August 4, 2018, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $19,000 before the income tax benefit of $4,000, respectively.

Restricted Stock

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2019	825,281	$23.94
Granted	13,548	26.58
Vested	(708,367)	23.88
Forfeited or expired	(40,859)	24.26
Restricted stock at August 3, 2019	89,603	$24.62

The weighted-average grant date fair value of restricted stock awards granted during the twenty-six week periods ended August 3, 2019 and August 4, 2018 was $26.58 and $32.74, respectively. The total fair value at grant date of restricted stock awards that vested during the twenty-six week periods ended August 3, 2019 and August 4, 2018 was $16.9 million and $887,000, respectively.

As of August 3, 2019, approximately $594,000 of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.6 years.

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to the 2017 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 2, 2019	202,667	$24.98
Granted	184,300	31.28
Vested	(86,093)	23.27
Forfeited	(2,376)	23.27
Restricted stock units and performance stock units at August 3, 2019	298,498	$29.38

As of August 3, 2019, approximately $5.5 million of unrecognized compensation expense remained related to both our restricted stock units and performance stock units. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards, restricted stock units and performance stock units:

(In thousands)	Thirteen Weeks Ended August 3, 2019	Thirteen Weeks Ended August 4, 2018	Twenty-six Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 4, 2018
Stock-based compensation expense before the recognized income tax benefit	$1,450	$1,728	$3,388	$2,844
Income tax benefit	$356	$373	$630	$666

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2019	0	$0.00
Granted	43,900	34.95
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at August 3, 2019	43,900	$34.95	2.7

The fair value of these liability awards will be remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of August 3, 2019 was $2.59.

The fair value was estimated using a trinomial lattice model with the following assumptions:

August 3, 2019
Risk free interest rate yield curve	1.66% - 2.11%
Expected dividend yield	1.5%
Expected volatility	48.97%
Maximum life	2.7 Years
Exercise multiple	1.29
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 3, 2019	Thirteen Weeks Ended August 4, 2018	Twenty-six Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 4, 2018
Stock-based compensation expense before the recognized income tax benefit	$25	$65	$34	$129
Income tax benefit	$6	$14	$6	$30

As of August 3, 2019, approximately $80,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.7 years.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 were as follows:

(In thousands)	Thirteen Weeks Ended August 3, 2019		Thirteen Weeks Ended August 4, 2018
Non-Athletics:
Women’s	$66,277	25%	$65,373	25%
Men’s	40,108	15	39,738	15
Children’s	13,567	5	13,228	5
Total	119,952	45	118,339	45

Athletics:
Women’s	43,027	16	43,824	16
Men’s	56,837	21	58,225	22
Children’s	35,707	13	35,767	13
Total	135,571	50	137,816	51

Accessories	12,056	5	11,580	4

Other	642	0	631	0

Total	$268,221	100%	$268,366	100%

(In thousands)	Twenty-six Weeks Ended August 3, 2019		Twenty-six Weeks Ended August 4, 2018
Non-Athletics:
Women’s	$126,707	24%	$126,015	24%
Men’s	75,971	15	73,687	14
Children’s	25,935	5	25,031	5
Total	228,613	44	224,733	43

Athletics:
Women’s	92,714	18	96,174	18
Men’s	110,141	21	113,845	22
Children’s	66,525	13	67,805	13
Total	269,380	52	277,824	53

Accessories	22,599	4	21,937	4

Other	1,439	0	1,317	0

Total	$522,031	100%	$525,811	100%

Returns and Refunds

It is our policy to allow customers to exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  At each of August 3, 2019 and February 2, 2019, approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheets.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At August 3, 2019, February 2, 2019 and August 4, 2018, approximately $1.2 million, $1.6 million and $1.3 million, respectively, of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheets.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards of $30,000 and $63,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 3, 2019, respectively.  Breakage revenue associated with our gift cards of $39,000 and $77,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 4, 2018, respectively.

We offer our customers the opportunity to enroll in our Shoe Perks loyalty rewards program (“Shoe Perks”), which accrues points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.  When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price.  The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates.  At August 3, 2019, February 2, 2019 and August 4, 2018, approximately $352,000, $245,000 and $308,000, respectively, of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheets. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.  Deferred revenue associated with our loyalty program of $448,000 and $854,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 3, 2019, respectively.  Deferred revenue associated with our loyalty program of $407,000 and $585,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 4, 2018, respectively.

Note 7 – Leases

Effective February 3, 2019, we adopted Accounting Standards Codification Topic No. 842 – Leases.  This guidance requires us to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet as operating right-of-use (“ROU”) assets and operating lease liabilities.  ROU assets and operating lease liabilities are calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate (“IBR”).  As the rate implicit in the lease is not readily determinable for our leases, we utilized our IBR, which was determined through the development of a synthetic credit rating and was based on the information available at the adoption date.  Adoption of the guidance resulted in the initial recognition of operating lease liabilities of $251.7 million as of February 3, 2019.  We recorded corresponding operating lease ROU assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million.  Moreover, as of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the new guidance.

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

We lease all of our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of August 3, 2019.

Our leases typically provide for fixed minimum rental payments and certain leases provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  In addition to rental payments, we are required to pay certain non-lease components, such as real estate taxes, insurance and common area maintenance (“CAM”), on most of our real estate leases.  Such non-lease components are typically variable in nature and are not included in the measurement of the lease liability, ROU asset or straight-line operating lease expense.  Certain real estate leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

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

Lease-related costs reported in our condensed consolidated statements of income were as follows:

(In thousands)	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 3, 2019
Operating lease cost	$13,231	$27,194
Variable lease cost	180	398
CAM, property taxes and insurance	4,935	10,184
Total	$18,346	$37,776

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	Twenty-six Weeks Ended August 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$30,236
ROU assets obtained in exchange for operating lease liabilities	$20,924

As of August 3, 2019
Weighted-average remaining lease term for operating leases (in years)	6.3
Weighted-average discount rate for operating leases	5.4%

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities on the consolidated balance sheet as of August 3, 2019:

(In thousands)	Operating Leases
2019 (excluding the first six fiscal months)	$30,512
2020	54,089
2021	53,418
2022	46,127
2023	39,000
Thereafter to 2034	80,704
Total undiscounted lease payments	303,850
Less: Imputed interest	57,475
Total operating lease liabilities	246,375
Less: Current portion of operating lease liabilities	46,783
Long-term portion of operating lease liabilities	$199,592

Our future minimum lease payments for operating leases as of February 2, 2019, in accordance with legacy lease accounting guidance, were as follows:

(In thousands)	Operating Leases
2019	$60,807
2020	51,937
2021	50,687
2022	41,536
2023	34,035
Thereafter to 2031	56,437
Total	$295,439

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

Our objective is to be the destination retailer-of-choice for a wide range of consumers seeking value-priced, current season name brand and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family in four general categories - women’s, men’s, children’s and athletics.  In addition to footwear, our stores carry selected accessory items such as socks, belts, shoe care items, handbags, sport bags, backpacks and wallets.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear with a depth of sizes and colors that may not be available in our stores and introduces our concept to consumers who are new to Shoe Carnival in both existing and new markets.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%
August 3, 2019	395	0	2	393	(16,000)	4,230,000	1.4%

Year-to-date	397	0	4	393	(38,000)	4,230,000	0.6%

May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%
August 4, 2018	405	0	3	402	(36,000)	4,324,000	6.7%

Year-to-date	408	0	6	402	(67,000)	4,324,000	4.0%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 3, 2019	Thirteen Weeks Ended August 4, 2018	Twenty-six Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.4	68.8	69.9	69.4
Gross profit	30.6	31.2	30.1	30.6
Selling, general and administrative expenses	24.8	25.6	24.1	24.5
Operating income	5.8	5.6	6.0	6.1
Interest income	0.0	0.0	0.0	0.0
Income tax expense	1.4	1.2	1.1	1.4
Net income	4.4%	4.4%	4.9%	4.7%

Executive Summary for Second Quarter Ended August 3, 2019

During the second quarter of fiscal 2019, we posted a comparable store sales increase of 1.4%, which was on top of a 6.7% comparable store sales increase in the second quarter of fiscal 2018. This increase was driven by strong athletic sales early in the quarter and strong sales of non-athletics as the quarter progressed to a warmer and drier seasonal weather pattern.  On a departmental basis, women’s non-athletics was up low-single digits, with women’s dress shoes and sport casuals posting mid-single digit comparable store sales increases, men’s non-athletics continued its strong performance, posting a low-single digit comparable store sales increase, and children’s shoes posted a low-single digit comparable store sales increase for the quarter, while adult athletics was down slightly on a comparable basis. During the second quarter of fiscal 2019, store traffic and average sales per transaction declined low-single digits and average units per transaction were down slightly, while our conversion rate increased low-single digits, year-over-year. We ended the quarter with inventory up 2.3% on a per-store basis as we prepared for both the Back-to-School selling period and early delivery of fall product.

Highlights for the second quarter of fiscal 2019 and a brief discussion of some key initiatives are as follows:

•	Net sales decreased $0.1 million, or 0.1%, for the quarter ended August 3, 2019, compared to the quarter ended August 4, 2018.
•

Gross profit margin for the second quarter decreased 0.6% to 30.6% compared to 31.2% in the second quarter of fiscal 2018.  Merchandise margin was flat but buying, distribution and occupancy expenses increased 0.6% as a percentage of net sales compared to the second quarter of fiscal 2018.

•

We did not purchase any shares of our common stock during the second quarter of fiscal 2019 and ended the quarter with $37.5 million in cash and cash equivalents. We ended the quarter with no outstanding debt.

•	We had no store openings and closed two stores during the second quarter of fiscal 2019, ending the quarter with 393 stores.
•

We continue to invest in our Customer Relationship Management (“CRM”) program and expect our initial implementation of CRM to be completed by the end of the calendar year.  We believe that our holistic approach to CRM will be a sales driver and that the data received and the insight our real estate team and merchants are gaining as a result of our CRM program will allow us to better merchandise our stores, market to specific customers and aid in identifying new store opportunities.   We expect to expand our brick and mortar footprint beginning in fiscal 2020.

•

Sales to our Shoe Perks customer loyalty members for the second quarter of fiscal 2019 increased 5.5% compared to the second quarter of last year.  Additionally, we experienced a 44% increase in Gold membership status as of August 3, 2019 compared to August 4, 2018, with Gold members spending on average $17 more per transaction than the basic members of our loyalty program.  As we implement our CRM capabilities, we believe we will continue to convert additional loyalty members to Gold status and continue to grow our active shopper database.

Results of Operations for the Second Quarter Ended August 3, 2019

Net Sales

Net sales decreased $145,000 to $268.2 million during the second quarter of fiscal 2019, a 0.1% decrease over the prior year’s second quarter net sales of $268.4 million. Of this change in net sales, $3.6 million was attributable to the 1.4% increase in comparable store sales and $1.2 million was attributable to the three new stores opened since the beginning of the second quarter of fiscal 2018.  These increases were more than offset by a loss in sales of $3.7 million from the 15 stores closed over the same period and a decrease in sales of $1.2 million primarily attributable to hurricane-impacted stores.

Gross Profit

Gross profit decreased $1.7 million to $82.1 million during the second quarter of fiscal 2019 compared to gross profit of $83.8 million for the second quarter of fiscal 2018, primarily due to the decrease in net sales and an increase in occupancy expense year-over-year. Occupancy expense was lower in the second quarter of fiscal 2018 primarily due to a $1 million lease termination benefit recognized in that quarter for two stores in Puerto Rico where the landlord failed to make contractually required repairs within the allotted time. Our gross profit margin decreased to 30.6% compared to 31.2% in the second quarter of fiscal 2018. While our merchandise margin remained flat, our buying, distribution and occupancy expenses increased 0.6% as a percentage of net sales compared to the second quarter of fiscal 2018, primarily due to the deleveraging effect of lower sales in the second quarter of fiscal 2019 and the lower occupancy expense in the second quarter of fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million in the second quarter of fiscal 2019 to $66.4 million compared to $68.9 million in the second quarter of fiscal 2018. As a percentage of sales, these expenses decreased to 24.8% in the second quarter of fiscal 2019 from 25.6% in the second quarter of fiscal 2018. The overall decrease in selling, general and administrative expenses for the second quarter of fiscal 2019 compared to the prior year was primarily due to lower incentive and stock-based compensation.  In the second quarter of fiscal 2018, we recognized a significant increase in our earnings per share, resulting in a significant increase in incentive and stock-based compensation expense in the second quarter of fiscal 2018.  A more moderate increase in earnings per share in the second quarter of fiscal 2019 resulted in a $3.9 million reduction in incentive and stock-based compensation expense compared to the second quarter of fiscal 2018.  Other significant changes in selling, general and administrative expenses for the second quarter of fiscal 2019 included a $1.2 million decrease in depreciation expense and a $0.8 million decrease in expense for stores that have closed or are closing, net of new store expenses.  These decreases were partially offset by a $1.6 million increase in payroll expense and a $1.4 million increase in advertising expense.

Pre-opening expenses included in selling, general and administrative expenses were minimal in the second quarter of fiscal 2019 and fiscal 2018 due to no store openings in either period.

Store closing costs included in selling, general and administrative expenses were $132,000, or 0.1% of net sales, in the second quarter of fiscal 2019 and $622,000, or 0.2% of net sales, in the second quarter last year.  Two stores were closed in the second quarter of fiscal 2019 compared to three stores in the second quarter of fiscal 2018. There were no impairments of long-lived assets recorded during the second quarter of fiscal 2019 or fiscal 2018.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2019 was 24.5% as compared to 21.6% for the same period in fiscal 2018.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  For the full year of fiscal 2019, we expect our tax rate to be approximately 21% compared to 24.3% last year.  The reduction in our expected annual tax rate for fiscal 2019 is the result of our $1.9 million tax benefit related to the vesting of stock-based compensation recognized in the first quarter of fiscal 2019.

Results of Operations for the Six-Month Period Ended August 3, 2019

Net Sales

Net sales decreased $3.8 million to $522.0 million for the six-month period ended August 3, 2019, a 0.7% decrease compared to net sales of $525.8 million for the six-month period ended August 4, 2018.  Of this change in net sales, $3.1 million was attributable to the 0.6% increase in comparable store sales and $2.6 million was attributable to the three new stores opened since the beginning of fiscal 2018.  These increases were more than offset by a loss in sales of $8.0 million from the 18 stores closed over the same period and a decrease in sales of $1.5 million primarily attributable to hurricane-impacted stores.

Gross Profit

Gross profit decreased $3.9 million to $157.2 million during the first six months of fiscal 2019 compared to gross profit of $161.1 million for the first six months of fiscal 2018 primarily due to the decrease in net sales and an increase in occupancy expense.  Occupancy expense increased during the first six months of fiscal 2019 primarily as a result of higher property taxes and common area maintenance passed through from landlords.  Additionally, occupancy expense was lower during the first six months of fiscal 2018 primarily due to a $1 million lease termination benefit recognized for two stores in Puerto Rico where the landlord failed to make contractually required repairs.  The gross profit margin for the first six months of fiscal 2019 decreased to 30.1% from 30.6% as reported in the comparable prior year period.  While the merchandise margin was flat, buying, distribution and occupancy expenses increased 0.5% as a percentage of sales compared to the same period last year, primarily due to the deleveraging effect of lower sales and higher occupancy expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.9 million in the first six months of fiscal 2019 to $126.0 million compared to $128.9 million in the same period last year. As a percentage of sales, these expenses decreased to 24.1% in the first six months of fiscal 2019 from 24.5% in the first six months of fiscal 2018.  The overall decrease in selling, general and administrative expenses during the first six months of fiscal 2019 was primarily due to a decrease of $4.9 million in incentive and stock-based compensation expense due to our record earnings per share recognized in the first six months of fiscal 2018 and the related increase in stock-based compensation recognized in that period, as well as a $1.6 million decrease in expense for stores that have closed or are closing, net of new store expenses.  These decreases were partially offset by a $2.6 million increase in payroll expense for the first six months of fiscal 2019 compared to the first six months of fiscal 2018.

Pre-opening expenses included in selling, general and administrative expenses were minimal in the first six months of fiscal 2019 and fiscal 2018 due to no store openings in either period.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store closing costs included in selling, general and administrative expenses were $440,000, or 0.1% of net sales, in the first six months of fiscal 2019 and $1.3 million, or 0.3% of net sales, in the first six months of last year.  We closed four stores in the first six months of fiscal 2019 and six stores were closed in the first six months of fiscal 2018.  During the first six months of fiscal 2019, we recorded an impairment charge of $40,000 on long-lived assets related to one store.  There were no impairments of long-lived assets recorded during the first six months of fiscal 2018.

Income Taxes

The effective income tax rate for the first six months of fiscal 2019 was 18.6% compared to 23.4% for the same period in fiscal 2018.  The change in the effective tax rate for the first six months of fiscal 2019 was primarily due to a $1.9 million tax benefit related to the vesting of stock-based compensation during the first quarter of fiscal 2019.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from operations and availability under our credit facility. We believe these resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, store initiatives, potential dividend payments, potential share repurchases under our share repurchase program, the financing of capital projects, including investments in new systems and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $10.0 million in the first six months of fiscal 2019 compared to $14.1 million in the first six months of fiscal 2018. These amounts reflect our income from operations adjusted for non-cash items and working capital changes.

Working capital decreased to $212.3 million at August 3, 2019 from $274.7 million at August 4, 2018, primarily due to a $17.5 million increase in accounts payable at August 3, 2019 compared to August 4, 2018 and $46.8 million recorded for the current portion of operating lease liabilities during the first six months of fiscal 2019 due to the implementation of the new lease accounting standard. The current ratio was 2.2 as of August 3, 2019 compared to 3.4 as of August 4, 2018.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first six months of fiscal 2019, we expended $11.5 million for the purchase of property and equipment, of which approximately $7 million was for the purchase of our corporate headquarters and the remainder was for remodels of existing stores, investments in technology and normal asset replacement activities. During the first six months of fiscal 2018, we expended $2.7 million for the purchase of property and equipment, primarily related to remodels of existing stores, investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments, share repurchases and payments on our credit facility described below. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities have represented purchases under our Employee Stock Purchase Plan and borrowings under our credit facility.

During the first six months of fiscal 2019, net cash used in financing activities was $28.1 million compared to $21.6 million in the first six months of fiscal 2018. The increase in net cash used in financing activities was primarily due to a $10.7 million increase for shares withheld upon the vesting of equity awards and a $857,000 increase in dividends paid during the first six months of fiscal 2019 compared to the first six months of fiscal 2018, partially offset by a $5.0 million decrease in common stock repurchased in the first six months of fiscal 2019 compared to the first quarter of fiscal 2018.

Capital Expenditures

Capital expenditures for fiscal 2019, including actual expenditures during the first six months, are expected to be between $21 million and $22 million, with approximately $16 million to be used for one new store, relocations, remodels and the purchase of our corporate headquarters, which we purchased in the first quarter of fiscal 2019 for $7 million.  The remaining capital expenditures are expected to be incurred for other store improvements, continued investments in technology and normal asset replacement activities.  Lease incentives to be received from landlords during fiscal 2019, including actual amounts received during the first six months, are expected to be approximately $1 million to $2 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and our focus continues to be on generating positive long-term financial performance for our store portfolio.  We currently expect to open one new store in the third quarter of fiscal 2019.  As we leverage customer data from our CRM program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across existing large and mid-size markets in fiscal 2020.  The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.  We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations.  Our approach is both qualitative and quantitative in nature.  We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about customers as we implement our CRM program.

We closed four stores during the first six months of fiscal 2019 and expect to close a total of six stores during fiscal 2019.  Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the stores.  Even though this could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted earnings per share. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On June 13, 2019, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders. The dividend of $0.085 per share was paid on July 22, 2019 to shareholders of record as of the close of business on July 8, 2019.

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

Credit Facility

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions.  The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met.  The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  We were in compliance with these covenants as of August 3, 2019.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at August 3, 2019.  As of August 3, 2019, $48.8 million was available to us for additional borrowings under the credit facility.

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

No shares were repurchased during the second quarter of fiscal 2019 under the new share repurchase program. The amount that remained available under the share repurchase program at August 3, 2019 was $36.0 million.  From August 4, 2019 through September 6, 2019, we repurchased approximately 65,000 shares under our share repurchase program at an aggregate cost of $1.9 million. As a result, as of September 6, 2019, the amount that remained available under our share repurchase program was approximately $34.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $16,000 for the second quarter of fiscal 2019.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 3, 2019, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
May 5, 2019 to June 1, 2019	0	$0	0	$35,988,000
June 2, 2019 to July 6, 2019	0	$0	0	$35,988,000
July 7, 2019 to August 3, 2019	0	$0	0	$35,988,000
	0		0

(1)

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
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2019	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Operating and Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)