Form 10-Q
period 2019-11-02
SHOE CARNIVAL INC
filed 2019-12-05
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2019
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at November 27, 2019 was 14,193,253.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current Assets:
Cash and cash equivalents	$33,707	$67,021	$39,699
Accounts receivable	2,470	1,219	2,322
Merchandise inventories	298,002	257,539	300,510
Other	10,868	11,534	11,762
Total Current Assets	345,047	337,313	354,293
Property and equipment – net	69,147	70,605	74,471
Deferred income taxes	7,678	9,622	8,866
Other noncurrent assets	3,692	459	389
Operating lease right-of-use assets	222,148	0	0
Total Assets	$647,712	$417,999	$438,019

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$66,089	$48,715	$56,270
Accrued and other liabilities	22,052	22,069	28,094
Current portion of operating lease liabilities	42,481	0	0
Total Current Liabilities	130,622	70,784	84,364
Long-term portion of operating lease liabilities	202,138	0	0
Deferred lease incentives	0	22,171	23,478
Accrued rent	0	8,436	8,808
Deferred compensation	13,220	12,108	11,811
Other	984	67	806
Total Liabilities	346,964	113,566	129,267

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,527,244 shares, 20,529,227 shares and 20,529,227 shares issued, respectively	205	205	205
Additional paid-in capital	78,859	75,631	73,103
Retained earnings	393,497	360,443	360,335
Treasury stock, at cost, 6,338,584 shares, 5,154,243 shares and 4,958,854 shares, respectively	(171,813)	(131,846)	(124,891)
Total Shareholders’ Equity	300,748	304,433	308,752
Total Liabilities and Shareholders’ Equity	$647,712	$417,999	$438,019

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 2, 2019	Thirteen Weeks Ended November 3, 2018	Thirty-nine Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 3, 2018
Net sales	$274,645	$269,181	$796,676	$794,992
Cost of sales (including buying, distribution and occupancy costs)	189,911	187,963	554,707	552,666
Gross profit	84,734	81,218	241,969	242,326
Selling, general and administrative expenses	66,584	65,202	192,537	194,063
Operating income	18,150	16,016	49,432	48,263
Interest income	(163)	(273)	(580)	(392)
Interest expense	34	37	155	113
Income before income taxes	18,279	16,252	49,857	48,542
Income tax expense	4,553	4,206	10,426	11,766
Net income	$13,726	$12,046	$39,431	$36,776
Net income per share:
Basic	$0.95	$0.80	$2.71	$2.40
Diluted	$0.94	$0.76	$2.66	$2.36
Weighted average shares:
Basic	14,404	15,071	14,544	15,282
Diluted	14,556	15,812	14,826	15,544

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560
Dividends declared ($0.085 per share)					(1,241)		(1,241)
Employee stock purchase plan purchases		1		1		43	44
Restricted stock awards	(1)	7		(178)		178	0
Shares surrendered by employees to pay taxes on restricted stock		(3)				(100)	(100)
Purchase of common stock for treasury		(522)				(16,903)	(16,903)
Stock-based compensation expense				1,662			1,662
Net income					13,726		13,726
Balance at November 2, 2019	20,527	(6,339)	$205	$78,859	$393,497	$(171,813)	$300,748

Balance at August 4, 2018	20,529	(4,440)	$205	$68,892	$349,549	$(104,882)	$313,764
Dividends declared ($0.080 per share)					(1,257)		(1,257)
Employee stock purchase plan purchases		1		10		31	41
Shares surrendered by employees to pay taxes on restricted stock		(1)				(37)	(37)
Purchase of common stock for treasury		(519)				(20,003)	(20,003)
Stock-based compensation expense				4,201			4,201
Other					(3)		(3)
Net income					12,046		12,046
Balance at November 3, 2018	20,529	(4,959)	$205	$73,103	$360,335	$(124,891)	$308,752

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification 842 (see Note 7)					(2,649)		(2,649)
Dividends declared ($0.250 per share)					(3,728)		(3,728)
Employee stock purchase plan purchases		5		2		146	148
Restricted stock awards	(2)	67		(1,842)		1,842	0
Shares surrendered by employees to pay taxes on restricted stock		(324)				(11,040)	(11,040)
Purchase of common stock for treasury		(933)				(30,915)	(30,915)
Stock-based compensation expense				5,068			5,068
Net income					39,431		39,431
Balance at November 2, 2019	20,527	(6,339)	$205	$78,859	$393,497	$(171,813)	$300,748

Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606					620		620
Dividends declared ($0.235 per share)					(3,799)		(3,799)
Employee stock purchase plan purchases		6		5		143	148
Restricted stock awards		(41)		577		(577)	0
Shares surrendered by employees to pay taxes on restricted stock		(12)				(312)	(312)
Purchase of common stock for treasury		(1,330)				(39,046)	(39,046)
Stock-based compensation expense				7,063			7,063
Net income					36,776		36,776
Balance at November 3, 2018	20,529	(4,959)	$205	$73,103	$360,335	$(124,891)	$308,752

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 3, 2018
Cash Flows From Operating Activities
Net income	$39,431	$36,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,652	16,551
Stock-based compensation	5,207	7,604
Loss/(gain) on retirement and impairment of assets	767	(1,412)
Deferred income taxes	1,944	(684)
Non-cash operating lease expense	30,932	0
Lease incentives	0	298
Other	1,111	(6,882)
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	4,218
Merchandise inventories	(40,463)	(40,010)
Operating lease liabilities	(34,306)	0
Accounts payable and accrued liabilities	17,173	23,330
Other	(5,165)	(2,009)
Net cash provided by operating activities	28,032	37,780
Cash Flows From Investing Activities
Purchases of property and equipment	(15,081)	(5,021)
Other	8	1,489
Net cash used in investing activities	(15,073)	(3,532)
Cash Flows From Financing Activities
Borrowings under line of credit	20,000	0
Payments on line of credit	(20,000)	0
Proceeds from issuance of stock	148	148
Dividends paid	(4,466)	(3,593)
Purchase of common stock for treasury	(30,915)	(39,046)
Shares surrendered by employees to pay taxes on restricted stock	(11,040)	(312)
Net cash used in financing activities	(46,273)	(42,803)
Net decrease in cash and cash equivalents	(33,314)	(8,555)
Cash and cash equivalents at beginning of period	67,021	48,254
Cash and cash equivalents at end of period	$33,707	$39,699
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$155	$113
Cash paid during period for income taxes	$6,277	$9,224
Capital expenditures incurred but not yet paid	$510	$397
Dividends declared but not yet paid	$151	$206

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Description of Business and Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations or online.  We offer customers a broad assortment of moderately-priced dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts.  We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.  References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

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

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	November 2, 2019			November 3, 2018
		(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$13,726			$12,046
Amount allocated to participating securities	(12)			(44)
Net income available for basic common shares and basic earnings per share	$13,714	14,404	$0.95	$12,002	15,071	$0.80
Diluted Earnings per Share:
Net income	$13,726			$12,046
Amount allocated to participating securities	(12)			(44)
Adjustment for dilutive potential common shares	0	152		2	741
Net income available for diluted common shares and diluted earnings per share	$13,714	14,556	$0.94	$12,004	15,812	$0.76

	Thirty-nine Weeks Ended
	November 2, 2019			November 3, 2018
		(In thousands, except per share data)
Basic Earnings per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$39,431			$36,776
Amount allocated to participating securities	(66)			(152)
Net income available for basic common shares and basic earnings per share	$39,365	14,544	$2.71	$36,624	15,282	$2.40
Diluted Earnings per Share:
Net income	$39,431			$36,776
Amount allocated to participating securities	(66)			(152)
Adjustment for dilutive potential common shares	1	282		2	262
Net income available for diluted common shares and diluted earnings per share	$39,366	14,826	$2.66	$36,626	15,544	$2.36

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

The following table presents assets that are measured at fair value on a recurring basis at November 2, 2019, February 2, 2019 and November 3, 2018.  We have no material liabilities measured at fair value on a recurring or non-recurring basis.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 2, 2019
Cash equivalents - money market mutual funds	$21,046	$0	$0	$21,046
As of February 2, 2019
Cash equivalents - money market mutual funds	$68,500	$0	$0	$68,500
As of November 3, 2018
Cash equivalents - money market mutual funds	$45,061	$0	$0	$45,061

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

During the thirteen weeks ended November 2, 2019, we recorded impairment charges of $561,000 on property and equipment related to three stores, which was included in selling, general and administrative expenses for the period.  Subsequent to this impairment, these long-lived assets were fully depreciated.  During the thirty-nine weeks ended November 2, 2019, we recorded impairment charges of $604,000 on property and equipment related to four stores, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets were fully depreciated.  There were no impairments of long-lived assets recorded during the thirteen or thirty-nine weeks ended November 3, 2018.

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

Stock-based compensation includes stock options, cash-settled stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended November 2, 2019, stock-based compensation expense for the employee stock purchase plan was $8,000 before the income tax benefit of $2,000 and $25,000 before the income tax benefit of $5,000, respectively. For the thirteen and thirty-nine weeks ended November 3, 2018, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $26,000 before the income tax benefit of $6,000, respectively.

Restricted Stock

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2019	825,281	$23.94
Granted	13,548	26.58
Vested	(711,701)	23.89
Forfeited or expired	(42,345)	24.27
Restricted stock at November 2, 2019	84,783	$24.62

The weighted-average grant date fair value of restricted stock awards granted during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 was $26.58 and $32.74, respectively. The total fair value at grant date of restricted stock awards that vested during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 was $17.0 million and $970,000, respectively.

As of November 2, 2019, approximately $297,000 of unrecognized compensation expense remained related to both our performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 0.4 years.

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to the 2017 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 2, 2019	202,667	$24.98
Granted	187,745	31.29
Vested	(92,759)	24.55
Forfeited	(13,161)	26.82
Restricted stock units and performance stock units at November 2, 2019	284,492	$29.20

As of November 2, 2019, approximately $4.3 million of unrecognized compensation expense remained related to both our restricted stock units and performance stock units. The cost is expected to be recognized over a weighted average period of approximately 0.9 years.

The following table summarizes information regarding stock-based compensation expense recognized for restricted stock awards, restricted stock units and performance stock units:

(In thousands)	Thirteen Weeks Ended November 2, 2019	Thirteen Weeks Ended November 3, 2018	Thirty-nine Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 3, 2018
Stock-based compensation expense before the recognized income tax benefit	$1,655	$4,193	$5,043	$7,037
Income tax benefit	$412	$1,085	$1,055	$1,706

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2019	0	$0.00
Granted	43,900	34.95
Forfeited	0	0.00
Exercised	0	0.00
Outstanding at November 2, 2019	43,900	$34.95	2.4

The fair value of these liability awards will be remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of November 2, 2019 was $5.56.

The fair value was estimated using a trinomial lattice model with the following assumptions:

November 2, 2019
Risk free interest rate yield curve	1.53% - 1.58%
Expected dividend yield	1.0%
Expected volatility	50.03%
Maximum life	2.4 Years
Exercise multiple	1.29
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our historical quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our common stock. The exercise multiple and employee exit rate were calculated based on historical option data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended November 2, 2019	Thirteen Weeks Ended November 3, 2018	Thirty-nine Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 3, 2018
Stock-based compensation expense before the recognized income tax benefit	$104	$0	$139	$129
Income tax benefit	$26	$0	$29	$30

As of November 2, 2019, approximately $106,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.4 years.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 were as follows:

(In thousands)	Thirteen Weeks Ended November 2, 2019		Thirteen Weeks Ended November 3, 2018
Non-Athletics:
Women’s	$61,126	22%	$59,510	22%
Men’s	35,446	13	33,946	13
Children’s	14,713	5	13,155	5
Total	111,285	40	106,611	40

Athletics:
Women’s	46,742	17	47,409	18
Men’s	56,112	20	56,608	20
Children’s	46,081	17	45,264	17
Total	148,935	54	149,281	55

Accessories and Other	14,425	6	13,289	5

Total	$274,645	100%	$269,181	100%

(In thousands)	Thirty-nine Weeks Ended November 2, 2019		Thirty-nine Weeks Ended November 3, 2018
Non-Athletics:
Women’s	$187,834	24%	$185,525	23%
Men’s	111,417	14	107,633	14
Children’s	40,649	5	38,186	5
Total	339,900	43	331,344	42

Athletics:
Women’s	139,457	18	143,583	18
Men’s	166,253	21	170,453	22
Children’s	112,605	14	113,069	14
Total	418,315	53	427,105	54

Accessories and Other	38,461	4	36,543	4

Total	$796,676	100%	$794,992	100%

Returns and Refunds

Our policy is to allow customers to exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  At each of November 2, 2019 and February 2, 2019, approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheets.  At November 3, 2018, approximately $706,000 of refund liabilities and $474,000 of right of return assets associated with estimated product returns were recorded in our condensed consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At November 2, 2019, February 2, 2019 and November 3, 2018, approximately $1.1 million, $1.6 million and $1.2 million, respectively, of contract liabilities associated with unredeemed gift cards were recorded in our condensed consolidated balance sheets.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $29,000 and $91,000 was recognized in net sales during the thirteen and thirty-nine weeks ended November 2, 2019, respectively.  Breakage revenue associated with our gift cards of $34,000 and $111,000 was recognized in net sales during the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

We offer our customers the opportunity to enroll in our Shoe Perks loyalty rewards program (“Shoe Perks”), which accrues points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.  When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price.  The portion allocated to the material right is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers exercise their rights to redeem the rewards, which incorporates an estimate of points expected to expire using historical rates.  At November 2, 2019, February 2, 2019 and November 3, 2018, approximately $533,000, $245,000 and $286,000, respectively, of contract liabilities associated with loyalty rewards were recorded in our condensed consolidated balance sheets. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.  Deferred revenue associated with our loyalty program of $632,000 and $1.5 million was recognized in net sales during the thirteen and thirty-nine weeks ended November 2, 2019, respectively.  Deferred revenue associated with our loyalty program of $473,000 and $1.1 million was recognized in net sales during the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

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

Operating lease liabilities are increased by interest and reduced by payments each period, and ROU assets are amortized over the lease term.  Interest on operating lease liabilities and the amortization of ROU assets results in straight-line rent expense over the lease term.  If the operating ROU asset is impaired, we would amortize the remaining ROU asset in accordance with the subsequent-measurement guidance that applies to finance leases — typically, on a straight-line basis over the remaining lease term. However, in periods after the impairment, we would continue to present the ROU asset reduction and interest accretion related to the operating lease liability in selling, general and administrative expenses on the income statement.  We record variable lease expense primarily associated with contingent rent and reduced rent due to co-tenancy violations when incurred.

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

We lease all of our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of November 2, 2019.

Our leases typically provide for fixed minimum rental payments, and certain leases provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  In addition to rental payments, we are required to pay certain non-lease components, such as real estate taxes, insurance and common area maintenance (“CAM”), on most of our real estate leases.  Such non-lease components are typically variable in nature and are not included in the measurement of the lease liability, ROU asset or straight-line operating lease expense.  Certain real estate leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

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

Lease-related costs reported in our condensed consolidated statements of income were as follows:

(In thousands)	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 2, 2019
Operating lease cost	$13,700	$41,094
Variable lease cost	447	874
CAM, property taxes and insurance	4,935	15,119
Total	$19,082	$57,087

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	Thirty-nine Weeks Ended November 2, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$34,306
ROU assets obtained in exchange for operating lease liabilities	$27,211

As of November 2, 2019
Weighted-average remaining lease term for operating leases (in years)	6.3
Weighted-average discount rate for operating leases	5.5%

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities on the consolidated balance sheet as of November 2, 2019:

(In thousands)	Operating Leases
2019 (excluding the first nine fiscal months)	$20,214
2020	55,232
2021	55,167
2022	47,956
2023	41,335
Thereafter to 2034	87,019
Total undiscounted lease payments	306,923
Less: Imputed interest	62,304
Total operating lease liabilities	244,619
Less: Current portion of operating lease liabilities	42,481
Long-term portion of operating lease liabilities	$202,138

Our future minimum lease payments for operating leases as of February 2, 2019, in accordance with legacy lease accounting guidance, were as follows:

(In thousands)	Operating Leases
2019	$60,807
2020	51,937
2021	50,687
2022	41,536
2023	34,035
Thereafter to 2031	56,437
Total	$295,439

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

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, insurance reserves, leases and income taxes.  Other than our new accounting policy on leases, which we adopted in the first quarter of fiscal 2019 and is discussed in Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

With the exception of our newly adopted accounting policy on leases, there have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%
August 3, 2019	395	0	2	393	(16,000)	4,230,000	1.4%
November 2, 2019	393	1	1	393	1,000	4,231,000	3.5%

Year-to-date	397	1	5	393	(37,000)	4,231,000	1.6%

May 5, 2018	408	0	3	405	(31,000)	4,360,000	1.3%
August 4, 2018	405		3	402	(36,000)	4,324,000	6.7%
November 3, 2018	402	3	3	402	(5,000)	4,319,000	4.5%

Year-to-date	408	3	9	402	(72,000)	4,319,000	4.2%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended November 2, 2019	Thirteen Weeks Ended November 3, 2018	Thirty-nine Weeks Ended November 2, 2019	Thirty-nine Weeks Ended November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	69.1	69.8	69.6	69.5
Gross profit	30.9	30.2	30.4	30.5
Selling, general and administrative expenses	24.3	24.3	24.2	24.4
Operating income	6.6	5.9	6.2	6.1
Interest income	(0.1)	(0.1)	(0.1)	0.0
Income tax expense	1.7	1.5	1.3	1.5
Net income	5.0%	4.5%	5.0%	4.6%

Executive Summary for Third Quarter Ended November 2, 2019

During the third quarter of fiscal 2019, we achieved a comparable store sales increase of 3.5%, which was in addition to the 4.5% comparable store sales increase in the third quarter of fiscal 2018. Our broad-based sales growth, which was across all product categories, geographies, and sales channels, was primarily driven by non-athletic sales.  Fiscal year 2019 marked the 17th consecutive year we have recognized a comparable store sales increase during the month of August, our peak back-to-school season.  During the third quarter of fiscal 2019, our brick-and-mortar store and e-commerce traffic and store conversion increased, which also contributed to the $5.5 million increase in net sales year-over-year.  We ended the quarter with inventory up 1.4% on a per-store basis as we continued to purchase inventory ahead of any new tariffs that might go into effect in the future.

Highlights for the third quarter of fiscal 2019 and a brief discussion of some key initiatives are as follows:

•	Net sales increased 2.0% to $274.6 million, compared to the third quarter last year.
•	Diluted earnings per share was a quarterly record of $0.94, a 23.7% increase over the third quarter of fiscal 2018.
•

Gross profit margin for the third quarter increased 0.7% to 30.9% compared to 30.2% in the third quarter of fiscal 2018.  This was driven by an increase in sales of women’s fashion product, which typically carry a higher margin, along with the leveraging effect of higher sales on lower distribution costs.

•	We purchased 521,800 shares of our common stock during the third quarter of fiscal 2019 at a total cost of $16.9 million.
•	We ended the quarter with $33.7 million in cash and cash equivalents and no outstanding debt.
•

We continue to invest in our Customer Relationship Management (“CRM”) program, and our initial implementation of CRM was placed into service during the third quarter of fiscal 2019.  We believe that our holistic approach to CRM will be a sales driver and that the data received and the insight our real estate team and merchants are gaining as a result of our CRM program will allow us to better merchandise our stores, market to specific customers and aid in identifying new store opportunities.

•

We believe early results of our CRM program have enabled us to grow our Shoe Perks customer loyalty membership to over 23 million members at the end of the third quarter of fiscal 2019, an 11% increase over the third quarter of the prior year.  Additionally, we experienced a 61% increase in Gold membership status as of the end of the third quarter of fiscal 2019 compared to as of the end of the third quarter of the prior year.  During the first nine months of fiscal 2019, Gold members spent on average over $15 more per transaction than basic members spent per transaction.  As we continue to leverage our CRM capabilities, we believe we will continue to convert additional loyalty members to Gold status and grow our active shopper database.

•	We expect to open six to eight new stores in fiscal 2020 within our existing 35-state geographic footprint, leading to flat to slightly positive net store growth in fiscal 2020.

Results of Operations for the Third Quarter Ended November 2, 2019

Net Sales

Net sales increased $5.5 million to $274.6 million during the third quarter of fiscal 2019, a 2.0% increase over the prior year’s third quarter net sales of $269.2 million. Of this change in net sales, $9.2 million was attributable to the 3.5% increase in comparable store sales and $1.2 million was attributable to the four new stores opened since the beginning of the third quarter of fiscal 2018.  These increases were partially offset by a loss in sales of $4.2 million from the 13 stores closed over the same period and a decrease in sales of $0.7 million year-over-year attributable to our other non-comparable stores.  The increase in comparable store sales, including e-commerce sales, was primarily driven by higher traffic and store conversion.

Gross Profit

Gross profit increased $3.5 million to $84.7 million during the third quarter of fiscal 2019 compared to gross profit of $81.2 million for the third quarter of fiscal 2018 primarily due to higher sales. Our gross profit margin increased to 30.9% compared to 30.2% in the third quarter of fiscal 2018. The increased profit margin was positively impacted by an increase in sales of women’s non-athletic product, which typically carry a higher margin, lower distribution costs and the leveraging of expenses against a higher sales base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million in the third quarter of fiscal 2019 to $66.6 million compared to $65.2 million in the third quarter of fiscal 2018. As a percentage of sales, these expenses remained flat at 24.3% compared to the third quarter of fiscal 2018. Significant changes in selling, general and administrative expenses for the third quarter included increases in payroll, incentive compensation, employee benefits and store closing costs, which were partially offset by decreases in equity compensation, depreciation and advertising expenses and the impact of operating fewer stores during the quarter.  Additionally, during the third quarter of fiscal 2018, we recorded a net gain of $911,000 associated with insurance recoveries related to our Puerto Rico operations, which reduced selling, general and administrative expenses in that year.

Store closing costs included in selling, general and administrative expenses were $639,000 in the third quarter of fiscal 2019 and $580,000 in the third quarter last year.  We closed one store in the third quarter of 2019 and three stores in the third quarter of fiscal 2018.  Included in store closing costs were non-cash impairments of fixed assets of $561,000 on three stores recorded during the third quarter of fiscal 2019.  There were no impairments of long-lived assets recorded in the same prior year period.

Pre-opening expenses included in selling, general and administrative expenses were $43,000 in the third quarter of fiscal 2019 compared to $108,000 in the third quarter of fiscal 2018. We opened one new store in the third quarter of fiscal 2019 compared to three new stores in the third quarter of fiscal 2018. Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2019 was 24.9% as compared to 25.9% for the same period in fiscal 2018.  The lower tax rate in the quarter was primarily driven by the reversal of a valuation allowance associated with our Puerto Rico operations.

Results of Operations for the Nine-Month Period Ended November 2, 2019

Net Sales

Net sales increased $1.7 million to $796.7 million for the nine-month period ended November 2, 2019, a 0.2% increase compared to net sales of $795.0 million for the nine-month period ended November 3, 2018.  Of this change in net sales, $12.5 million was attributable to the 1.6% increase in comparable store sales and $3.9 million was attributable to the four new stores opened since the beginning of fiscal 2018.  These increases were partially offset by a loss in sales of $12.4 million from the 19 stores closed over the same period and a decrease in sales of $2.3 million year-over-year attributable to our other non-comparable stores.

Gross Profit

Gross profit decreased $357,000 to $242.0 million during the first nine months of fiscal 2019 compared to gross profit of $242.3 million for the first nine months of fiscal 2018, as increased sales and lower merchandise costs were more than offset by higher occupancy costs. The gross profit margin for the first nine months of fiscal 2019 decreased to 30.4% from 30.5% in the comparable prior year period primarily due to the increase in occupancy costs resulting from higher property taxes and common area maintenance passed through from landlords.   Additionally, occupancy expense was lower during the first nine months of fiscal 2018 as a result of a $1.0 million lease termination benefit recognized for two stores in Puerto Rico where the landlord failed to make contractually required repairs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.5 million in the first nine months of fiscal 2019 to $192.5 million compared to $194.1 million in the same period last year. As a percentage of sales, these expenses decreased to 24.2% in the first nine months of fiscal 2019 from 24.4% in the first nine months of fiscal 2018.  The overall decrease in selling, general and administrative expenses during the first nine months of fiscal 2019 was primarily due to a decrease in incentive and stock-based compensation, lower depreciation expense, lower store closing costs and the impact of operating fewer stores during the first nine months of fiscal 2019.  These decreases were partially offset by higher store level payroll and benefit costs recognized in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 and the net gain associated with insurance recoveries recognized in the first nine months of fiscal 2018.

Store closing costs included in selling, general and administrative expenses were $1.1 million in the first nine months of fiscal 2019 and $1.9 million in the first nine months of last year.  We closed five stores in the first nine months of fiscal 2019 and nine stores in the first nine months of fiscal 2018.  Included in store closing costs were non-cash impairments of fixed assets of $604,000 on four stores recorded during the first nine months of fiscal 2019.  There were no impairments of long-lived assets recorded during the first nine months of fiscal 2018.

Pre-opening expenses included in selling, general and administrative expenses were $43,000 in the first nine months of fiscal 2019 and $112,000 in the first nine months of fiscal 2018.  We opened one new store in the first nine months of fiscal 2019 compared to three new stores in the first nine months of fiscal 2018.  Pre-opening costs, such as advertising, payroll and supplies, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Income Taxes

The effective income tax rate for the first nine months of fiscal 2019 was 20.9% compared to 24.2% for the same period in fiscal 2018.  The change in the effective tax rate for the first nine months of fiscal 2019 was primarily due to the third quarter reversal of a valuation allowance and a $1.9 million tax benefit related to the vesting of stock-based compensation recognized during the first quarter of fiscal 2019.  Our provision for income tax expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  For the full year of fiscal 2019, we expect our tax rate to be approximately 21.3% compared to 24.3% last year.  The reduction in our expected annual tax rate for fiscal 2019 is primarily the result of the reversal of the valuation allowance and the tax benefit related to the vesting of stock-based compensation described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from operations and availability under our credit facility.  We believe these resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases; store initiatives; potential dividend payments; potential share repurchases under our share repurchase program; the financing of capital projects, including investments in new systems and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $28.0 million in the first nine months of fiscal 2019 compared to $37.8 million in the first nine months of fiscal 2018. These amounts reflect our income from operations adjusted for non-cash items and working capital changes.  The $9.7 million decrease in operating cash flow was primarily due to the timing of payments for inventory and payments related to developing our CRM and order management projects, which are hosted arrangements. The current ratio was 2.6 as of November 2, 2019 compared to 4.2 as of November 3, 2018.  This decrease was primarily due to classifying a portion of our operating lease liabilities as current in fiscal 2019 due to the adoption of the new lease accounting guidance.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first nine months of fiscal 2019, we expended $15.1 million for the purchase of property and equipment, of which approximately $7 million was for the purchase of our corporate headquarters and the remainder was for remodels of existing stores, investments in technology and normal asset replacement activities. During the first nine months of fiscal 2018, we expended $5.0 million for the purchase of property and equipment, primarily related to remodels of existing stores, investments in technology and normal asset replacement activities.

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

During the first nine months of fiscal 2019, net cash used in financing activities was $46.3 million compared to $42.8 million in the first nine months of fiscal 2018. The increase in net cash used in financing activities was primarily due to a $10.7 million increase for shares withheld upon the vesting of equity awards and an $873,000 increase in dividends paid during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, partially offset by a $8.1 million decrease in common stock repurchased in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018.

Capital Expenditures

Capital expenditures for fiscal 2019, including actual expenditures during the first nine months, are expected to be between $18 million and $19 million, with approximately $11 million to be used for one new store, relocations, remodels and the purchase of our corporate headquarters, which we purchased in the first quarter of fiscal 2019 for $7 million.  The remaining capital expenditures are expected to be, or have been, incurred for other store improvements, continued investments in technology and normal asset replacement activities.  Lease incentives to be received from landlords during fiscal 2019, including actual amounts received during the first nine months, are expected to be approximately $1.9 million. The actual amount of cash required for capital expenditures for store operations depends in part on the number of new stores opened and relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.

Store Openings and Closings

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and our focus continues to be on generating positive long-term financial performance for our store portfolio.  As we leverage customer data from our CRM program, and as more attractive real estate opportunities become available, we will continue to pursue opportunities for brick-and-mortar store growth across existing large and mid-size markets.  In fiscal 2020, we expect to open six to eight new stores within our existing 35-state geographic footprint, and we expect flat to slightly positive net store growth.  The opening of new stores is dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending in areas we target for expansion.  We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations.  Our approach is both qualitative and quantitative in nature.  We look to continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about customers from our CRM program.

We opened one store in the first nine months of fiscal 2019 and do not expect to open any new stores in the fourth quarter of fiscal 2019.  Pre-opening expenses, including rent, freight, advertising, salaries and supplies, are presently expected to total approximately $43,000 for fiscal 2019.  During fiscal 2018, we opened three new stores and expended $288,000 on pre-opening expenses, or an average of $96,000 per store.

We closed five stores during the first nine months of fiscal 2019. There are no expected store closures for the fourth quarter of fiscal 2019.  Over the past several years, we have analyzed our entire portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the stores.  Even though this could reduce our overall net sales volume, we believe this strategy has realized, and will continue to realize, long-term improvement in operating income and diluted earnings per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods. The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing, and the amount of any lease buyout. We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

On September 19, 2019, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders. The dividend of $0.085 per share was paid on October 21, 2019 to shareholders of record as of the close of business on October 7, 2019.

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

Credit Facility

On March 27, 2017, we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years to March 27, 2022 and to renegotiate certain terms and conditions.  The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50.0 million, without the consent of any lender, if certain conditions are met.  The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  We were in compliance with these covenants as of November 2, 2019.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment.  There were no borrowings outstanding under the credit facility and letters of credit outstanding were $1.2 million at November 2, 2019.  As of November 2, 2019, $48.8 million was available to us for additional borrowings under the credit facility.

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

During the third quarter of fiscal 2019, we repurchased 521,800 shares of common stock at a total cost of $16.9 million under the new share repurchase program. During the first nine months of fiscal 2019, we repurchased 932,968 shares of common stock at a total cost of $30.9 million under the share repurchase program. The amount that remained available under the share repurchase program at November 2, 2019 was $19.1 million.

Seasonality and Quarterly Results

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  Non-capital expenditures, such as advertising and payroll incurred prior to the opening of a new store, are charged to expense as incurred. The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed at closing and the amount of any lease buyout.  Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur store closing costs related to the closure of existing stores.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the third quarter of fiscal 2019, and a 1% change in the weighted average interest rate charged under our credit facility would not have yielded a material fluctuation of interest expense for the nine months ended November 2, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 2, 2019, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
August 4, 2019 to August 31, 2019	0	$0	0	$35,988,000
September 1, 2019 to October 5, 2019	375,693	$31.97	373,260	$24,055,000
October 6, 2019 to November 2, 2019	149,265	$33.45	148,540	$19,085,000
	524,958		521,800

(1)	Total number of shares purchased includes 3,158 shares withheld by us in connection with employee payroll tax withholding upon the vesting of restricted stock awards.

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
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2019	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)