Form 10-K
period 2020-02-01
SHOE CARNIVAL INC
filed 2020-03-31
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   February 1, 2020

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to  ____________________

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

7500 East Columbia Street
Evansville, IN	47715
(Address of principal executive offices)	(Zip code)

(812) 867-6471
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SCVL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]	Yes	[ X]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[ ]	Yes	[X]	No

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 2, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $257,270,831 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 18, 2020 was 14,009,059.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant to be held on June 11, 2020 are incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended February 1, 2020

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on the operations of our stores, economic conditions, financial market volatility, consumer spending and our supply chain and distribution processes; general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; and future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see ITEM 1A. RISK FACTORS of this Annual Report on Form 10-K.

ITEM 1.    BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations, our mobile app or online.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts. On average, our stores are approximately 10,800 square feet, generated approximately $2.5 million in annual sales in fiscal 2019 and carry inventory of approximately 27,800 pairs of shoes per location.  As of February 1, 2020, we operated 392 stores in 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Distinctive shopping experience

Our stores combine competitive pricing with a promotional, high-energy in-store environment that encourages customer participation and injects fun and excitement into every shopping experience.  Unique features of our store experience include upbeat music, opportunities for our customer to spin our iconic spin-n-win wheel, and a mic-person who runs specials for customers shopping at our stores.  These specials include contests and games and hot deals of the moment to encourage customers to take immediate advantage of our promotional pricing.  Our staff is dedicated to customer service and assists and educates customers with the features and location of merchandise, as well as finding sizes, styles and colors. We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.  A similar customer experience is reflected in our e-commerce site and mobile app through special promotions and limited time sales.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for value-priced, on-trend branded and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories such as socks, belts, shoe care items, handbags, hats, sport bags, backpacks and wallets.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors.  Our e-commerce site offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores.

Value pricing for our customers

Our customer is primarily a moderate income, value-conscious consumer seeking name brand footwear across all ages.  We believe that by offering a wide selection of popular styles of name brand and private label merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether this occurs at any of our store locations, online at www.shoecarnival.com or through our mobile app.  Our fun and promotional shopping environment adds to our value-priced reputation.

Efficient store level cost structure

Our cost-efficient store operations and real estate strategy enable us to price products competitively.  We achieve low labor costs by housing merchandise directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose.  This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales.  We locate stores predominantly in open-air shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-conscious shoppers.

Heavy reliance on information technology

We have invested significant resources in information technology.  Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations.  The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and cost of sales by product category at the store level and customer tracking.  Using the POS, store managers are able to monitor sales and cost of sales on a real-time basis throughout the day.  Reacting to sales trends, our mic-people use the POS to choose from among a number of product promotions supplied by our centralized merchandising staff.

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

In fiscal 2019, we began developing and deploying new processes underlying our traffic management (“TMS”), warehouse management (“WMS”) and order management (“OMS”) systems in order to build a more efficient supply chain, position us for long-term growth and ultimately enhance customer satisfaction and convenience in an increasingly competitive environment.  We believe that the expected enhancements to these systems will enable us to meet the complex demands of multi-channel fulfillment, but they will require significant investments in infrastructure and technology.  We have partnered with a third-party developer to provide a hosted solution for the deployment of the necessary software and tools to implement these improvements.  We expect these systems to go live in mid-fiscal 2020.

Growth Strategy

Store portfolio

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  We opened one new store in fiscal 2019 and expect to open a limited number of new stores in existing markets in fiscal 2020.  We expect to pursue opportunities for brick-and-mortar store growth across large and mid-size markets as we leverage customer data from our Customer Relationship Management (“CRM”) program and more attractive real estate options become available.  Further, our future store growth may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.  Our CRM program is more fully described below under “Multi-Channel Strategy – Customer Relationship Management.”

Our ability to cluster stores has been critical to the success of opening new stores in larger markets or geographic areas.  In large markets (populations greater than 400,000), clustering involves opening two or more stores at approximately the same time.  In smaller markets that can only support a single store, clustering involves seeking locations in reasonably close proximity to other existing markets.  This strategy creates cost efficiencies by enabling us to leverage store expenses with respect to advertising, distribution and management costs.  We believe the advantages of clustering stores in existing markets will lead to cost efficiencies and overall incremental sales gains that should more than offset any adverse effect on sales of existing stores.

We have continuously analyzed our portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close those stores.  Based on this analysis, we closed six stores in fiscal 2019 and expect store closures to occur in fiscal 2020. Even though store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.

As of February 1, 2020, we operated 392 stores located across 35 states and Puerto Rico.  Our stores averaged approximately 10,800 square feet, ranging in size from 4,000 to 26,000 square feet.  New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers.  Our traditional store prototype typically utilizes between 8,000 and 12,000 square feet of leased area.  During the past several years, we began to roll out scalable store prototypes that reflect the diverse population densities of our markets.  These scalable prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability.  The sales area is approximately 85% of the typical gross store footprint.

	Historical Store Count
Fiscal Years	2019	2018	2017	2016	2015
Stores open at the beginning of the year	397	408	415	405	400
New store openings	1	3	19	19	20
Store closings	(6)	(14)	(26)	(9)	(15)
Stores open at the end of the year	392	397	408	415	405
Stores relocated	4	1	3	3	2
Percentage of store base remodeled	3%	1%	3%	4%	7%

The following table identifies the number of our stores in each state and Puerto Rico as of February 1, 2020:

State/Territory		State/Territory
Alabama	11	New Jersey	3
Arkansas	10	New York	3
Arizona	4	North Carolina	18
Colorado	4	North Dakota	3
Delaware	1	Ohio	20
Florida	30	Oklahoma	7
Georgia	16	Pennsylvania	16
Idaho	4	Puerto Rico	5
Iowa	11	South Carolina	10
Illinois	30	South Dakota	2
Indiana	29	Tennessee	20
Kansas	5	Texas	46
Kentucky	12	Utah	2
Louisiana	8	Virginia	7
Michigan	14	Wisconsin	3
Missouri	22	West Virginia	5
Mississippi	6	Wyoming	1
Montana	1	Total Stores	392
Nebraska	3

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

To do our part in helping to prevent the rapid spread of COVID-19 and to align with the evolving guidance from federal, state and local governments and health officials, we temporarily closed our stores across the United States and Puerto Rico effective March 19, 2020 until April 2, 2020.  Our website and mobile app are continuing to take e-commerce orders, which are generally being fulfilled at our store locations.  Store associates are being paid as scheduled during this timeframe.  As guidance and mandates from governments and health officials continue to evolve, closures to some, or all, of our operations will need to extend beyond the announced closure period.

Multi-Channel Strategy

Our goal is to be a world class multi-channel retailer.  The foundation of our multi-channel strategy is connecting customers with our wide assortment of store inventory through multiple channels, while maintaining a personalized, seamless customer service experience.  Our customer’s shopping journey bridges multiple devices and touchpoints.  We are committed to providing an incomparable customer experience across all channels and believe that our ongoing multi-channel initiatives represent the cornerstone for our long-term growth and are aligned with rapidly changing consumer behavior.  These initiatives are an integral part of expanding our multi-channel footprint and creating opportunities to connect with our customers in new ways.

Customer Relationship Management

In fiscal 2019, we continued to invest in CRM and completed the launch of our new, upgraded CRM platform in the third quarter of fiscal 2019.  This new platform includes a new production CRM database for a single source of customer information, identity resolution for multiple customer records, a new loyalty management platform and a new campaign management solution.

This new CRM platform provides our marketing, merchandising, analytics and real estate teams with a holistic view of our customer’s shopping behaviors and forms the foundation of our digital marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”).  Our improved view into customer data allows us to more effectively communicate with our customers on a segmented basis through all owned and paid media channels and tailor the merchandise mix down to a store level. Through transaction data, we are gaining useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, we are gaining a deeper understanding of the brands and categories that our high-value customers consistently purchase so that we can continue to deliver strong performance at a geographic and store level.

CRM allows us to drive customer retention by delivering each customer more individualized shopping opportunities and experiences and aids in gaining a better understanding of our existing customer base as well as identifying new customers.  We expect segmentation and activation of our high-value customers through data analysis and targeting the broader market of ‘look-a-like’ customers to play a key role in our growth.

Customers who enroll in our Shoe Perks loyalty program or register on our website receive personalized e-mail communications from us.  These communications afford us additional opportunities to highlight our broad product assortment and promotions. Our Shoe Perks loyalty program provides customers with a heightened shopping experience, which includes exclusive offers and rewards that are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand.

We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2019, we added 2.4 million new members, which brought total loyalty membership to 23.9 million members at the end of fiscal 2019, an 11% increase over fiscal 2018.   Purchases from Shoe Perks members were approximately 70% of our comparable net sales.  We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.  Our most loyal customers, those who qualify for our Gold tier, receive additional rewards and incentives. The Gold tier represents approximately 15% of our members, and the average transaction value for these customers was 38% higher than non-Gold Shoe Perks members in fiscal 2019.  In fiscal 2019, we added 454,000 new Gold tier Shoe Perks members, which brought total Gold tier membership to 3.5 million members at the end of fiscal 2019, a 15% increase over fiscal 2018.

E-commerce and Mobile

Our e-commerce and mobile storefronts are designed to improve the customer’s journey and allow us to provide a more relevant and personalized shopping experience for our customers. We continue to build upon this foundation and added new functionality in fiscal 2019, including mobile payment options and the ability to shop from a specific Shoe Carnival store location.  Due to our multi-channel retailer strategy, we view our e-commerce and mobile sales as an extension of our physical stores.

Given our desire to connect with customers anywhere and anytime, our mobile strategy is an important component of the customer’s journey and our overall multi-channel strategy. A majority of our customers are accessing our e-commerce site on their mobile devices, and we continue to enhance our mobile web experience to better serve the unique needs of each of our customers. In addition, our mobile app offers native e-commerce functionality directly from the app and provides Shoe Perks members easy access to their rewards.  When in physical stores, customers can use their mobile devices to scan bar codes that access product ratings and reviews and find extended sizes.

Ship-From-Store

Our Ship-From-Store program is a core element of our multi-channel strategy.  This program allows stores to fulfill online orders and has been implemented on a chain-wide basis (with limited exceptions).  By fulfilling e-commerce orders from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead.  E-commerce orders are also fulfilled from our distribution center in Evansville, Indiana.

Vendor Drop-Ship Program

We maintain a vendor drop-ship program with select business partners.  This program offers our customers an expanded online assortment of styles and colors that we do not carry in-store.  While our customers benefit from expanded item assortment, the functionality of this program is seamless, and our customers’ online experience is not impacted by the vendor drop-ship fulfillment option.  We benefit from this program by not having to make a capital investment in the expanded inventory assortment, which is carried and fulfilled by our business partners participating in this program.

Buy Online, Pick Up In Store

Another key element of our multi-channel strategy is our “buy online, pick up in store” program.  Not only can our customers choose to pick up their e-commerce orders in-store, but they can now shop their favorite or nearby stores online and only see the product that is available in any given store. This program provides the convenience of local pickup for our customers with the added benefit of driving traffic back to our stores.

Shoes 2U

Our Shoes 2U program enables us to ship product from any store to a customer’s home or store of their choice if they are unable to find the size, color or style of a shoe in the store in which they are shopping.  This creates an endless aisle experience for our customers in which our chain-wide inventory is accessible to any store customer.

Order Management System

In fiscal 2020, we will launch a new hosted OMS, which we expect will enhance the operational efficiency of our direct-to-consumer programs. Combined with our new WMS capabilities, we will have the ability to optimize the allocation of e-commerce and Shoes 2U orders and further leverage our distribution center.  Moreover, with our new OMS, we will have increased insight into customer transactions, enhanced visibility as to availability of inventory and seamless orchestration of orders across the Company.

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

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate.  This helps us select our assortment and quantities in order to manage and allocate inventories at the store level.  The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, climate and seasonality, among other factors.  Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends.  Our e-commerce site offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

Our stores and e-commerce site offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise.  Our stores carry complementary accessories such as socks, belts, shoe care items, handbags, hats, sport bags, backpacks and wallets, while our e-commerce site offers certain handbags, sport bags and backpacks.  We purchase merchandise from approximately 160 footwear vendors.  Management of the purchasing function is the responsibility of our Executive Vice President – Chief Merchandising Officer.  Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and current demand for their products.  We adjust future purchasing decisions based upon the results of this analysis.  In fiscal 2019, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 41% of our net sales.  Nike, Inc. accounted for approximately 30% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business.  As is common in the industry, we do not have any long‑term contracts with our suppliers.

Initial pricing levels are typically established in accordance with the manufacturer’s suggested retail pricing structure.  Subsequent to this initial pricing, our buying staff manages our markdown cadence based on product-specific sell-through rates to achieve liquidation of inventory within the natural lifecycle of the product.  We emphasize our value proposition to customers by combining current season name brand products with marketing promotions.  These promotions include both advertised limited time sale offerings in addition to in-store and online timed specials.

The table below sets forth our percentage of merchandise sales by product category.

Fiscal Years	2019	2018	2017	2016	2015
Non-Athletics:
Women's	25%	24%	24%	26%	27%
Men's	14	14	14	14	14
Children's	5	5	5	5	5
Total	44	43	43	45	46
Athletics:
Women's	17	18	17	16	16
Men's	20	21	22	22	22
Children's	14	14	14	13	12
Total	51	53	53	51	50
Accessories	5	4	4	4	4
Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations and throughout our marketing mix of paid, owned and earned channels.  We highlight brands, as well as specific styles of product, using lifestyle and product imagery to showcase the product. The use of digital media continues to grow in importance in our marketing mix, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers.  For fiscal 2019, approximately 48% of our total advertising budget was directed to digital media, television and radio.  Print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising budget.

We strive to make each store opening a major retail event.  Major promotions during grand openings and peak selling periods feature contests and prize giveaways.  We believe our grand openings help establish a high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word of mouth advertising.

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

We are in the process of enhancing our current configuration and the key processes underlying our supply chain and distribution systems in order to optimize our supply chain and drive warehouse efficiency.  These new processes will allow us to modernize our distribution center to keep pace with the customers’ needs.  These enhancements are hosted solutions that will be integrated with our existing systems and require significant investment, including the payment of hosting fees long-term.

Competition

The retail footwear business is highly competitive.  We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service.  We compete with department stores, shoe stores, sporting goods stores, e-commerce retailers and mass merchandisers.  Our specific competitors vary from market to market.  We compete with most department stores and traditional shoe stores by offering competitive prices.  We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.  Many of our competitors are significantly larger and have substantially greater resources than we do.  However, we believe that our distinctive retail format, in combination with our wide merchandise selection, competitive prices and low operating costs, enables us to compete effectively.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Chief Retail Operations Officer, who is assisted by divisional vice presidents, district managers and individual store general managers.  Generally, each store has a general manager and up to three store managers, depending on sales volume.  Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.  Administrative functions are centralized at the corporate headquarters.  These functions include accounting, purchasing, store maintenance, information systems, advertising, human resources, distribution and pricing.  Management oversight for e-commerce is also located at our corporate headquarters.

Employees

At February 1, 2020, we had approximately 5,100 employees, of which approximately 2,900 were employed on a part-time basis.  The number of employees fluctuates during the year primarily due to seasonality.  No employees are represented by a labor union.

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

Seasonality

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  Non-capital expenditures, such as advertising and payroll incurred prior to the opening of a new store, are expensed.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur closing costs related to the closure of existing stores.

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

Information about our Executive Officers

Name	Age	Position
J. Wayne Weaver	85	Chairman of the Board and Director
Clifton E. Sifford	66	Vice Chairman, Chief Executive Officer and Director
Mark J. Worden	46	President and Chief Customer Officer
W. Kerry Jackson	58	Senior Executive Vice President - Chief Financial and Administrative Officer and Treasurer
Timothy T. Baker	63	Executive Vice President - Chief Retail Operations Officer
Carl N. Scibetta	61	Executive Vice President - Chief Merchandising Officer

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

Mr. Sifford has been employed as Vice Chairman since September 2019 and has served as Chief Executive Officer and a Director since October 2012.  Mr. Sifford also served as President from October 2012 to September 2019.  Mr. Sifford served as Chief Merchandising Officer from October 2012 to March 2016.  From June 2001 to October 2012, Mr. Sifford served as Executive Vice President – General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as Senior Vice President – General Merchandise Manager.  Prior to joining us, Mr. Sifford served as Merchandise Manager – Shoes for Belk, Inc.

Mr. Worden has been employed as President and Chief Customer Officer since September 2019. From September 2018 to September 2019, Mr. Worden served as Executive Vice President – Chief Strategy and Marketing Officer. Prior to joining us, Mr. Worden led the Northern European region for S. C. Johnson & Son, Inc. (“SC Johnson”), a manufacturer of household cleaning supplies and products, and was responsible for revenue and share growth objectives across six countries from May 2014 to July 2018. Prior to that, Mr. Worden served as Assistant to the Chairman and Chief Executive Officer of SC Johnson from May 2012 to May 2014 and as a Senior Marketing Director from 2009 to 2012. Mr. Worden also served as a Senior Brand Manager at Kimberly-Clark Corporation and held multiple marketing roles across their flagship brands during his tenure there from 2003 through 2009.

Mr. Jackson has been employed as Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer since September 2019. From October 2012 to September 2019, Mr. Jackson served as Senior Executive Vice President – Chief Operating and Financial Officer and Treasurer.  From August 2004 to October 2012, Mr. Jackson served as Executive Vice President – Chief Financial Officer and Treasurer.  From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer.  From September 1996 to June 2001, Mr. Jackson served as Vice President – Chief Financial Officer and Treasurer.  From January 1993 to September 1996, Mr. Jackson served as Vice President – Controller and Chief Accounting Officer.  Prior to January 1993, Mr. Jackson held various accounting positions with us.  Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm.  He is a Certified Public Accountant.

Mr. Baker has been employed as Executive Vice President – Chief Retail Operations Officer since September 2019. From June 2001 to September 2019, Mr. Baker served as Executive Vice President – Store Operations.  From March 1994 to June 2001, Mr. Baker served as Senior Vice President – Store Operations.  From May 1992 to March 1994, Mr. Baker served as Vice President – Store Operations.  Prior to that time, he served as one of our regional managers.  From 1983 to June 1989, Mr. Baker held various retail management positions with Payless ShoeSource.

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

The COVID-19 pandemic may further adversely affect our operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are currently experiencing significant disruption and financial market volatility associated with an outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government has taken unprecedented measures to control the virus’ spread and to provide stimulus as an offsetting measure to quickly deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions have closed to further the practice of “social distancing” as a method to slow the outbreak.  While our supply chain has not experienced significant disruption, our operations have been significantly impacted by the temporary closure of our brick-and-mortar stores effective March 19, 2020 to April 2, 2020 and reduced foot traffic and sales prior to such time.  As guidance and mandates from governments and health officials continue to evolve, closures to some, or all, of our operations will need to extend beyond the announced closure period.  Our stock price has significantly declined, as have the stock prices of our peer companies.  The extent of the impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•	the duration and spread of the outbreak;
•	mitigating efforts deployed by government agencies and the public at large; and

•	the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Should the spread of COVID-19 continue to cause financial market volatility and/or adverse changes in economic conditions and consumer spending or cause periods of temporary closures of our operations to extend beyond the announced closure period or cause increased disruption to our supply chain and distribution processes, our costs may increase, our sales and gross profit may continue to decline and our stock price may further decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

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

We face significant competition in our markets, and we may be unable to compete favorably.  The retail footwear industry is highly competitive with few barriers to entry.  We compete primarily with department stores, shoe stores, sporting goods stores, e-commerce retailers and mass merchandisers.  Many of our competitors are significantly larger and have substantially greater resources than we do.  Economic pressures or bankruptcies of our competition could result in increased pricing pressures.  This competition could adversely affect our results of operations and financial condition in the future.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.  Our success and growth are partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our website.  Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets.  Media placement decisions are generally made months in advance of the scheduled release date.  Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and results of operations.  In addition, our competitors may spend more on marketing or use different marketing approaches, which could provide them with a competitive advantage.

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

Our failure to effectively manage our real estate portfolio may negatively impact our results of operations.  Effective management of our real estate portfolio is critical to our multi-channel strategy.  All of our stores are subject to leases and, as such, the effective evaluation of the range of considerations that may influence the success of our long-term real estate strategy is essential.  Such considerations include but are not limited to:

•	changing patterns of customer behavior from brick-and-mortar store locations to e-commerce shopping in the context of an evolving multi-channel retail environment;
•	the appropriate number of stores in our portfolio;
•	the formats, sizes and interior layouts of our stores;
•	the locations of our stores, including the demographics and economic data of each store;
•	the local competition in and around our stores; and
•	the primary lease term of each store and occupancy cost of each store relative to market rents.

If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:

•	having to close stores while retaining the financial commitments of the leases;
•	incurring costs to remodel or transform our stores;
•	having stores or distribution channels that no longer meet the needs of our business; and
•	bearing excessive lease or occupancy expenses.

These consequences could have a material adverse effect on our profitability, cash flows and liquidity.  The financial impact of exiting a leased location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property and our relationship with the landlord, and it is difficult for us to influence some of these factors.  In addition to rent, we could still be responsible for the maintenance, taxes, insurance and common area maintenance (“CAM”) charges for vacant properties until the lease commitment expires or is terminated.

Natural disasters, other public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our supply chain and consumer spending. Our facilities, including our distribution center, our corporate headquarters and our retail stores, or the facilities of our third-party vendors and service providers could suffer if affected by:

•	natural disaster, such as fires, earthquakes, explosions, hurricanes, power shortages or outages, floods, monsoons, ice storms or tornadoes;
•	other public health crises such as pandemics and epidemics;
•	political crises such as terrorism, war, political instability or other conflict; or
•	other events outside of our control,

Disasters occurring at our distribution center, our corporate headquarters or our retail stores, or impacting the infrastructure of a key third-party vendor or service provider, also could result in us being unable to deliver products to our stores for a prolonged period and could impact our reputation and our customers’ perception of our brand.  In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be materially adversely affected.

Moreover, these types of events could result in economic instability and could impact consumer preferences or spending priorities in the impacted regions or, depending upon the severity, globally, which could adversely impact our results of operations.

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

In addition, consumers are increasingly using e-commerce retailers for their fashion purchases, shifting sales away from brick-and-mortar stores.  This shift in shopping preference has resulted, and may continue to result, in decreased traffic in our physical stores, which could reduce sales at our physical stores and, in turn, negatively affect our business and financial results.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue.  The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

Emerging technologies may create disruption to the retail industry.  New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence, blockchain, Internet of Things (IoT), including voice and smart home devices, and other advanced technologies that may result in changes to our supply chain, distribution channels, and point-of-sale capabilities.

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations.  We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand. We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2019, we added 2.4 million new members, and purchases from Shoe Perks members were 70% of comparable net sales. Shoe Perks members on average spent 19% more per transaction than non-members in fiscal 2019.  If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We would be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised.  We rely on our existing information technology systems in operating and monitoring major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, point-of-sale support and financial systems. We regularly make investments to upgrade, enhance or replace these systems and are currently making investments to upgrade our OMS, TMS and WMS systems, as well as leverage new technologies to support our operational strategies. Any delays or difficulties transitioning to these new systems or integrating them with current systems in an orderly and timely fashion could have a material adverse effect on our operational results, financial position and cash flows.

The reliability and capacity of our information technology systems, and in particular our distribution technology operations, are critical to our continued operations. We currently operate a single, 410,000 square foot distribution center in Evansville, Indiana.  Virtually all merchandise received by our stores is and will be shipped through our distribution center.  We fulfill our e-commerce orders from our store locations and our distribution center.  Our corporate computer network is essential to our distribution process.

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

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation.  We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees.  The collection and use of this information are regulated at the international, federal and state levels, and are subject to certain contractual restrictions in third-party contracts.  Non-compliance with these regulations and contractual restrictions may subject us to fines, penalties, restrictions and expulsion from credit card acceptance programs and civil liability.  Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately, including as a result of cyber-security breaches, acts of vandalism, computer viruses, credit card fraud or phishing.  Advanced cyber-security threats are persistent and continue to evolve, making them increasingly difficult to identify and prevent.  If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, our reputation, as well as our operations and financial results, could be negatively affected and litigation or regulatory action against us or the imposition of costs, fines or other penalties could also occur.  As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions in business and increased costs.  We rely on third-party suppliers for our merchandise and outsource some of our business processes to third-party vendors. Our relationships with these business partners expose us to risks, including disruptions in our business and increased costs. In addition, other matters involving our business partners could have an adverse effect on our business and financial results.  These include, but are not limited to:

•	changes in the public’s perception of the reputation and brand of the business partner as a result of matters such as its labor and wage standards, business practices or marketing campaigns;
•	our inability to properly manage a business partner;
•	any data losses or information security lapses by a business partner that results in the compromise of personal information or the improper use or disclosure of sensitive information; and
•

any misconduct by a business partner involving matters such as fraud or other improper or unethical activities conducted by the business partner or its non-compliance with our policies and procedures or with laws and regulations, including laws and regulations regarding the use and safeguarding of information, labor practices, environmental, health or safety matters and lobbying or similar activities.

We make a diligent effort to ensure that all providers of these outsourced services are observing proper internal control practices; however, there are no guarantees that failures will not occur.  Failure of our business partners to provide adequate services or our inability to arrange for alternative providers on favorable terms in a timely manner could disrupt our business, increase our costs or otherwise adversely affect our business and our financial results.

Failure to maintain positive brand perception and recognition could have a negative impact on our business.  Maintaining a good reputation is critical to our business.  In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. If we are unable to quickly and effectively respond to the dissemination of negative information about us via social media or any other incidents negatively impacting our reputation and brand, we may suffer declines in customer loyalty and traffic and we may experience vendor relationship issues and other issues, regardless of the information’s accuracy, all of which could negatively affect our financial results.  In addition, we frequently use social media to communicate with customers and the public in general. Failure to use social media effectively could negatively impact our brand value and revenues.

We will require significant funds to implement our business strategy and meet our other liquidity needs We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our business strategy and meet our other liquidity needs.  In fiscal 2020, capital expenditures are expected to range from $15 to $20 million.  Our actual costs may be greater than anticipated; however, the resources allocated to projects requiring capital expenditures are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  We also require working capital to support inventory for our existing stores.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  We utilize our existing credit facility to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements, as needed.  Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs.  If we borrow funds under our credit facility and interest rates materially increase from present levels, our results could be adversely affected.

Continued financial market volatility could have an adverse effect on the sources and costs of financing available to us. The capital and credit markets have recently experienced, and may continue to experience, volatility and disruption, which could have the following impacts, among other things:

•	make renewing our existing credit facility on similar terms, or at all, more difficult;
•	make exercising the accordion feature within our credit facility more difficult, or not possible;
•	make obtaining other sources of debt more difficult; and
•	increasing our borrowing costs or limiting other potential sources of financing available to us.

Various risks associated with our e-commerce business may adversely affect our business and results of operations.  Digital commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.  We sell shoes and related accessories through our website at www.shoecarnival.com.  We fulfill e-commerce orders from our store locations and from our distribution center.  We anticipate that the percentage of our sales through our e-commerce site will continue to grow and thus the risks associated with these operations could have a material impact on our overall operations.  However, our e-commerce operations may not achieve growing sales and profitability.  Our e-commerce operations are subject to numerous risks that could have an impact on our results of operations, including:

•	unanticipated operating problems;
•	reliance on third-party computer hardware, software and service providers;
•	the need to invest in additional computer systems;
•	hiring, retaining and training personnel to conduct our e-commerce operations;
•	diversion of sales from our stores;
•	our ability to manage any upgrades or other technological changes;
•	our ability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers;
•	exposure to potential liability for online content;
•

risks related to the failure of the computer systems that operate our e-commerce site and its related support systems, including computer viruses, telecommunication failures and cyber-attacks and break-ins and similar disruptions; and

•	security risks related to our electronic processing and transmission of confidential customer information.

Any significant interruptions in the operations of our third-party providers, over which we have no control, could have a material adverse effect on our e-commerce business.  Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial position and cash flows.

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

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands.  Products from alternative sources may be of lesser quality and more expensive than those we currently import.  Other risks associated with our use of imported goods include:

•	disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest, pandemics and natural disasters;
•	tariffs, import duties, import quotas, anti-dumping duties, and other trade sanctions;
•	modifications to international trade policy and/or existing trade agreements and other changes affecting United States trade relations with other countries;
•	problems with oceanic shipping, including shipping container shortages and piracy;
•	port congestion at arrival ports causing delays;
•	additional oceanic shipping costs to reach non-congested ports;
•	inland transit costs and delays resulting from port congestion;
•	economic crises and international disputes;
•	currency exchange rate fluctuations;
•	increases in the cost of purchasing or shipping foreign merchandise resulting from the failure to maintain normal trade relations with source countries;
•	increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•

compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing, environmental requirements and anti-corruption laws.

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.  As part of our growth strategy, we intend to continue to invest in our multi-channel initiatives, which will require substantial investment in technology.  We expect to open a limited number of new stores in fiscal 2020. However, we may not be able to open all of the new stores contemplated by our growth strategy, and the new stores that we open may not be as profitable as existing stores.

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

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be materially adversely effected.  The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In fiscal 2019, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 41% of our net sales.  Nike, Inc. accounted for approximately 30% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

Our quarterly operating results will fluctuate due to seasonality, weather conditions and other factors.  Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances, weather conditions and the timing of sales and costs associated with opening new stores and closing existing stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  We expect reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  This expected reduction and any other unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.  Our operating results depend significantly upon the sales generated during these periods, and our quarterly results may be impacted by calendar shifts of holiday or seasonal periods.

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

We are exposed to physical and financial risks related to the uncertainty of climate change. A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our retail, distribution, and corporate locations.  These impacts could include, but are not limited to:

•	population shifts;
•	changes in the level of annual rainfall;
•	changes in the overall average temperature; and
•

changes to the frequency and severity of weather events such as hurricanes and other wind related events, thunderstorms, tornadoes, and ice storms that can damage our facilities and impact our supply chain and distribution channels.

Such changes could impact us in a number of ways including limiting available real estate; changing the demographics of our customer base and employees, and increasing the likelihood of capital expenditures to replace damaged infrastructure.

To the extent climate change impacts a region’s economic health, it may also impact the level of discretionary income of that region’s population and thus impact our revenues.  Customers’ shopping habits vary with weather conditions. To the extent weather conditions are affected by climate change, our customers’ shopping habits will also change, and we may not be able to timely adapt to those changes.

Our ability to attract customers to our stores depends on the success of the open-air shopping centers where our stores are located.  We locate our stores primarily in open-air shopping centers where we believe our customers and potential customers shop. The success of an individual store can depend on favorable placement within a given open-air shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the open-air shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient customer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the destination retailers or anchor stores located in the open-air shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.

We may not have adequate insurance coverage for all potential liabilities. Natural risks, as well as other hazards associated with our operations, can result in personal injury, severe damage or destruction to our owned assets, leasehold improvements and inventory, and suspension of our operations. We maintain an amount of insurance protection we believe is appropriate, but there can be no assurance that the amount of insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A claim for which we are not adequately insured could have a material adverse effect on our financial condition. Further, due to the cyclical nature of the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently in place.

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

Furthermore, our strategy requires us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel.  Our ability to control costs and meet our labor needs in a rising wage environment is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation and changing demographics.  If we are unable to attract and retain quality sales associates and management, the ability to meet growth goals or to sustain expected levels of profitability may be compromised.

Perception of the overall retail industry may impact our stock price and operations.  The retail industry continues to evolve and undergo structural change.  This evolution and structural change has resulted in the bankruptcy and/or reorganization of various footwear specific and other publicly traded retailers.  Despite our best efforts to differentiate our business model and processes, our stock price has fluctuated as a result of perceptions of the overall retail environment and investor confidence in the retail sector.  We cannot provide any assurance that perception of the retail industry overall will not continue to impact our stock price or our ability to engage business partners on terms acceptable to us.

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

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program.  Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2020.  However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 23.9% of our outstanding common stock. Mr. Weaver’s adult son is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Bradley Wayne Weaver, and, as a result, beneficially owns the approximately 4.7% of our outstanding common stock held by such trust. Mr. Weaver’s adult daughter is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Leigh Anne Weaver and is the sole trustee of the J. Wayne Weaver 2019 Grantor Retained Annuity Trust for Leigh Anne Weaver, and, as a result, beneficially owns the approximately 7.1% of our outstanding common stock held by such trusts.  Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from or be opposed to the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

ITEM 1B.  Unresolved staff comments

None.

ITEM 2.    PROPERTIES

As of February 1, 2020, we operated 392 stores in 35 states and Puerto Rico.  We lease all stores and intend to lease all future stores.  Approximately 97% of the leases for our existing stores provide for fixed minimum rentals and approximately 52% provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

In February 2006, we entered into an operating lease with an independent third party to lease our 410,000 square foot distribution center located in Evansville, Indiana.  The lease had an initial term of 15 years.  In April 2019, we extended this lease for a term of 15 years, expiring in 2034.  We have the right to further extend the lease term for up to eight additional periods of five years each, and to expand the facility by up to 200,000 square feet.

In the first quarter of fiscal 2019, we purchased our corporate headquarters for approximately $7 million. Prior to that, we had been leasing our corporate headquarters from an independent third party since June 2006, and the initial term of that lease was to expire in 2021.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the trading symbol “SCVL” since March 16, 1993.  As of March 25, 2020, there were approximately 145 holders of record of our common stock.  We did not sell any unregistered equity securities during fiscal 2019, 2018 or 2017.

Cash Dividends

During fiscal 2019, we paid quarterly cash dividends of $0.080 per share in the first quarter and $0.085 per share in the second, third and fourth quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year does not exceed $10 million.

On March 18, 2020, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2020.  The quarterly cash dividend of $0.085 per share will be paid on April 20, 2020 to shareholders of record as of the close of business on April 6, 2020.

Issuer Purchases of Equity Securities

Throughout fiscal 2019, we issued treasury shares to certain employees and to our non-employee directors in the form of restricted stock awards and upon the vesting of restricted stock units and performance stock units.  We also repurchased 324,214 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards.  We intend to continue issuing shares out of treasury to meet these needs.

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. As of February 1, 2020, we had repurchased approximately 184,000 shares at an aggregate cost of $6.9 million under the new share repurchase program.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019. At its expiration, we had purchased approximately 933,000 shares at an aggregate cost of $30.9 million under the prior repurchase program.

The following table summarizes repurchase activity during the fourth quarter of fiscal 2019:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)
November 3, 2019 to November 30, 2019	556	$35.47	0	$19,085,000
December 1, 2019 to January 4, 2020	6,658	$37.43	6,658	$49,751,000
January 5, 2020 to February 1, 2020	177,304	$37.24	177,304	$43,148,000
	184,518		183,962

(1)	Total number of shares purchased includes 556 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the vesting of certain share-settled equity awards.
(2)

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2020 and expiring on December 31, 2020.  The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019.

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

(In thousands, except per share and operating data)

Fiscal years (1)	2019	2018	2017	2016	2015
Income Statement Data:
Net sales	$1,036,551	$1,029,650	$1,019,154	$1,001,102	$983,968
Cost of sales (including buying, distribution and occupancy costs)	724,682	720,658	722,885	711,867	693,452
Gross profit	311,869	308,992	296,269	289,235	290,516
Selling, general and administrative expenses	257,660	259,232	258,568	251,323	243,883
Operating income	54,209	49,760	37,701	37,912	46,633
Interest income	(730)	(747)	(4)	(6)	(39)
Interest expense	191	150	292	169	168
Income before income taxes	54,748	50,357	37,413	37,749	46,504
Income tax expense	11,834	12,222	18,480	14,232	17,737
Net income	$42,914	$38,135	$18,933	$23,517	$28,767

Net income per share:
Basic	$2.97	$2.51	$1.15	$1.28	$1.45
Diluted	$2.92	$2.45	$1.15	$1.28	$1.45

Weighted average shares:
Basic	14,427	15,111	16,220	18,017	19,417
Diluted	14,686	15,499	16,227	18,022	19,427

Dividends declared per share	$0.335	$0.315	$0.295	$0.275	$0.255

Selected Operating Data:
Stores open at end of year	392	397	408	415	405
Square footage of store space at year end (000’s)	4,220	4,268	4,391	4,526	4,465
Average sales per store (000’s) (2)	$2,475	$2,473	$2,419	$2,367	$2,407
Average sales per square foot (2) (4)	$245	$236	$229	$224	$224
Comparable store sales (2)(3)	1.9%	4.3%	0.3%	0.5%	3.0%
Balance Sheet Data:
Cash and cash equivalents	$61,899	$67,021	$48,254	$62,944	$68,814
Total assets (5)	$628,374	$417,999	$415,580	$458,478	$481,093
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$297,363	$304,433	$307,302	$318,882	$339,802

(1)

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2019, 2018, 2017, 2016, and 2015 relate respectively to the fiscal years ended February 1, 2020, February 2, 2019, February 3, 2018, January 28, 2017, and January 30, 2016.  Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

(5)

In fiscal 2019, we adopted Accounting Standards Codification No. 842, which requires us to recognize leased assets and obligations on our balance sheet.  As of February 1, 2020 we have $215.0 million of operating lease right-of-use assets recorded on our balance sheet.  See Note 8 – “Leases” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.  This section of this Annual Report on Form 10-K generally discusses fiscal 2019 and fiscal 2018 items and year-over-year comparisons between fiscal 2019 and fiscal 2018. A detailed discussion of fiscal 2017 items and year-over-year comparisons between fiscal 2018 and fiscal 2017 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the United States Securities and Exchange Commission on April 2, 2019.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations, our mobile app or online at www.shoecarnival.com.  Our stores combine competitive pricing with a promotional, high-energy in-store environment that encourages customer participation and injects fun and excitement into every shopping experience.  We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site and mobile app through special promotions and limited time sales.

Our objective is to be the destination retailer-of-choice for value-priced, on-trend branded and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories such as socks, belts, shoe care items, handbags, hats, sport bags, backpacks and wallets.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors.  Our e-commerce site offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2019 and 2018 relate respectively to the fiscal years ended February 1, 2020 and February 2, 2019. Both fiscal year 2019 and fiscal year 2018 consisted of 52 weeks.

Executive Summary

Overview

Net income increased 12.5% to $42.9 million in fiscal 2019, or $2.92 per diluted share, compared to net income of $38.1 million, or $2.45 per diluted share, in fiscal 2018.  Comparable store sales increased by 1.9% in fiscal 2019 and we generated low-single digit improvements in our conversion rate and units per transaction.  Store traffic was flat in fiscal 2019 compared to fiscal 2018.  Fiscal 2019 contains a $1.9 million, or $0.13 per diluted share, tax benefit associated with stock-based compensation awards.

Highlights of our performance in fiscal 2019 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•	Net sales increased $6.9 million, or 0.7%, during fiscal 2019 to a record $1.037 billion compared to fiscal 2018.
•

Comparable store sales increased 1.9% in fiscal 2019 primarily due to strong sales in our non-athletic and accessories departments.  Women’s non-athletics posted a mid-single digit increase in comparable store sales with women’s sport posting a high single digit increase.  Men’s non-athletics posted a mid-single digit increase in comparable store sales, with men’s boots posting a low double-digit increase.  Children’s non-athletics also posted a mid-single digit increase in comparable store sales, with the infant category posting a low double-digit increase in comparable store sales.  Moreover, children’s athletics posted a low-single digit increase and our accessories department posted a high-single digit increase in comparable store sales.

•

Our gross profit margin slightly increased to 30.1% in fiscal 2019 from 30.0% in the prior year.  Our merchandise margin increased 0.3%, but was partially offset by increases in buying, distribution and occupancy costs, which as a percentage of sales increased 0.2% compared to the prior year.

•

We repurchased approximately 1.1 million shares of common stock during fiscal 2019 at a total cost of $37.8 million under our share repurchase programs and ended fiscal 2019 with $61.9 million in cash and cash equivalents and no outstanding debt.

•

During fiscal 2019, we continued to invest in CRM and completed the launch of our new, upgraded CRM platform in the third quarter of fiscal 2019.  This new platform includes a new production CRM database for a single source of customer information, identity resolution for multiple customer records, a new loyalty management platform and a new campaign management solution.

•

In fiscal 2019, we partnered with a third-party developer to deploy the necessary platforms to enhance our supply chain and order processing systems.  We are committed to implementing best practices in these areas and believe these enhanced systems will enable us to meet the complex demands of multi-channel fulfillment, position us for long-term growth and enhance customer satisfaction and convenience in an increasingly competitive environment.  We expect these systems to go live in mid fiscal 2020.

•

In fiscal 2019, we increased membership in our Shoe Perks customer loyalty program by an additional 2.4 million members, which brought total membership to 23.9 million customers at the end of the 2019 fiscal year.  For the 2019 fiscal year, member sales accounted for approximately 70% of our comparable total net sales, and members on average spent 19% more per transaction than non-members.  Our most loyal customers, those who qualify for the Gold tier, represent approximately 15% of our Shoe Perks members, and the average transaction value for these customers was 38% higher than non-Gold tier Shoe Perks members in fiscal 2019.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

•	We closed six stores during the year, opened one store and relocated four stores. We ended fiscal 2019 with 392 stores.
•

We adopted a new lease accounting standard in the first quarter of fiscal 2019.  This new guidance required us to recognize our operating leases and the rights and obligations created by these leases on the balance sheet in the form of right-of-use assets and lease liabilities.  Based on our assessment of the guidance, we recorded lease liabilities of $251.7 million upon adoption based on the present value of the remaining lease payments.  We recorded a corresponding right-of-use asset on the balance sheet based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million.  The new lease standard did not change the presentation of occupancy expense on our income statement and did not have a material impact on the amount of occupancy expense we recorded in cost of sales relative to legacy guidance.

Fiscal 2020

The COVID-19 pandemic has significantly impacted our store operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts have included the temporary closure of our brick-and-mortar stores effective March 19, 2020 to April 2, 2020, reduced foot traffic and sales prior to such time, deteriorating economic conditions for our customer base and some disruption to our global supply chain.  The impact caused by COVID-19 on our operations and the operations of our business partners will continue to be fluid over the course of fiscal 2020 as our operations, economic conditions, supply chains and consumer spending adapt to the impacts of this virus being present where we operate, procure merchandise and raise capital. As guidance and mandates from governments and health officials continue to evolve, closures to some, or all, of our operations will need to extend beyond the announced closure period. In addition, certain projects and expansion opportunities will likely experience some delay as a result of the need for social distancing to control the virus and the need to allocate resources to address the impacts associated with COVID-19.

Our plan for fiscal 2020 is to manage the effect of COVID-19 on our operations and to continue to focus on key strategic objectives in order to create sustainable long-term growth for our shareholders.  Our core initiatives include:

•

Customer Relationship Management – In fiscal 2020, we will continue to build our CRM program in order to capture actionable insights and enhance value for our consumers. Our marketing, merchandising, analytics and real estate teams will continue to leverage the new CRM platform in order to further shape our holistic view of customer shopping habits and identify our most valuable customers.  We will continue to engage in focused marketing activities in order to attract and grow our Shoe Perks loyalty program, especially our Gold membership tier, which offers our highest level of customer rewards and benefits.  In fiscal 2020, our teams will capture new shopper insights, giving us confidence that our CRM capability will fuel long-term growth, customer satisfaction and customer engagement.

•

Brand Awareness – Our second core strategy is building Shoe Carnival brand awareness and preference within the family footwear channel.  During fiscal 2019, we launched our first fully integrated campaign with our new advertising agency, and we plan to continue to drive brand growth and reach customers in new and meaningful ways in fiscal 2020.  In fiscal 2020, we will continue to combine innovative marketing campaigns with strong merchandising in order to drive comparable store sales and traffic and optimize conversion.

•

E-commerce – We launched our online business in 2012.  Since this launch, we have been committed to developing an e-commerce and integrated multi-channel strategy that resonates with our customers and reflects our customer centric brand.  In fiscal 2020, we will continue to build capabilities and integrate our CRM program with our online platform in order to enhance our customer’s journey and drive growth online and across all aspects of our multi-channel business.  Our long-term objective is to grow our multi-channel sales, including our e-commerce business, to over 10% of our total net sales from approximately 8% in fiscal 2019.

•

Real Estate – Opening and repositioning stores to capture customer shopping preferences is our fourth core strategic growth opportunity.   As part of our strategic initiatives, we plan to open a limited number of new stores in fiscal 2020 and more stores in fiscal 2021.  Our strategic plans are focused on growth within our existing 35-state geographic footprint.  Moreover, we plan on leveraging the new insights that we gain from our CRM program to optimize our site selection and real estate decision making processes.

Critical Accounting Policies

We use judgment in reporting our financial results.  This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  The accounting policies that require more significant judgment are included below.

Merchandise Inventories – Our merchandise inventories are stated at the lower of cost or net realizable value as of the balance sheet date and consist primarily of dress, casual and athletic footwear for women, men and children.  The cost of our merchandise is determined using the first-in, first-out valuation method (“FIFO”).  For determining net realizable value, we estimate the future demand and related sale price of merchandise in our inventory.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of February 1, 2020, totaled $259.5 million, representing approximately 41% of total assets. Merchandise inventories as of February 2, 2019, totaled $257.5 million, representing approximately 62% of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets – Long-lived assets, such as property and equipment subject to depreciation and right of use assets arising from our leased properties, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable.  This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets.  Assets are grouped and the evaluation performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between the estimated fair value and the carrying value.  We estimate the fair value of our long-lived assets using store-specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Leases- We lease our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  Prior to the purchase of our corporate headquarters in fiscal 2019, it was also leased.  All of our leases are operating leases.  Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), which we adopted in fiscal 2019, on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.  The weighted average discount rate utilized in fiscal 2019 was 5.5%.

As of the date of adoption of ASC 842 and for new leases, renewals or amendments, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms.  These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial right-of-use assets.  The amount of amortized rent expense would vary if different estimates and assumptions were used.

Our real estate leases typically include options to extend the lease or to terminate the lease at our sole discretion.  Options to extend real estate leases typically include one or more options to renew, with renewal terms that typically extend the lease term for five years or more.  Many of our leases also contain “co-tenancy” provisions, including the required presence and continued operation of certain anchor tenants in the adjoining retail space.  If a co-tenancy violation occurs, we have the right to a reduction of rent for a defined period after which we have the option to terminate the lease if the violation is not cured.  In addition to co-tenancy provisions, certain leases contain “go-dark” provisions that allow us to cease operations while continuing to pay rent through the end of the lease term. When determining the lease term, we include options that are reasonably certain to be exercised.

Insurance Reserves – We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values.  Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  These estimates take into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  As of February 1, 2020 and February 2, 2019, our self-insurance reserves totaled $2.7 million and $3.4 million, respectively.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to future losses or gains that could be material.

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

We are also required to make many subjective assumptions and judgments regarding our income tax exposures when accounting for uncertain tax positions associated with our income tax filings.  We must presume that taxing authorities will examine all uncertain tax positions and that they have full knowledge of all relevant information.  However, interpretations of guidance surrounding income tax laws and regulations are often complex, ambiguous and frequently change over time, and a number of years may elapse before a particular issue is resolved.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.  Although we believe we have no uncertain tax positions, tax authorities could assess tax liabilities in open tax periods not presently foreseen.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	69.9	70.0	70.9
Gross profit	30.1	30.0	29.1
Selling, general and administrative expenses	24.9	25.2	25.4
Operating income	5.2	4.8	3.7
Interest income	(0.1)	(0.1)	(0.0)
Interest expense	0.0	0.0	0.0
Income before income taxes	5.3	4.9	3.7
Income tax expense	1.2	1.2	1.8
Net income	4.1%	3.7%	1.9%

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

2019 Compared to 2018

Net Sales

Net sales increased $6.9 million to $1.037 billion for fiscal 2019, a 0.7% increase from net sales of $1.030 billion for fiscal 2018.  Of this increase in net sales, $20.2 million was attributable to the 1.9% increase in comparable store sales, as we generated low-single digit improvements in our conversion rate and units per transaction, even though traffic was flat in fiscal 2019 compared to fiscal 2018, and $4.6 million was attributable to the four new stores opened since the beginning of fiscal 2018.  The increase in net sales was partially offset by a loss in sales of $16.1 million from the 20 stores closed since the beginning of fiscal 2018 and a decrease in sales of $1.8 million attributable to our other non-comparable stores in fiscal 2019.

Gross Profit

Gross profit increased $2.9 million to $311.9 million in fiscal 2019 primarily due to higher sales.  Our gross profit margin slightly increased to 30.1% in fiscal 2019 from 30.0% in the prior year.  Our merchandise margin increased 0.3% primarily due to higher sales in the women’s non-athletic category, which typically carry a higher margin.  Buying, distribution and occupancy costs, as a percentage of sales, increased 0.2% compared to the prior year primarily due to lower occupancy expense during fiscal 2018 as a result of a $1.0 million lease termination benefit recognized for two stores in Puerto Rico where the landlord failed to make contractually required repairs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.6 million to $257.7 million in fiscal 2019 compared to $259.2 million in the prior year.  As a percentage of sales, these expenses decreased to 24.9% in fiscal 2019 from 25.2% in fiscal 2018.  On an overall basis, the decrease in selling, general and administrative expenses was primarily driven by decreases in incentive and stock-based compensation expense and store closing and impairment costs, partially offset by increases in payroll and related benefits.  Significant changes in expense between the periods were as follows:

•

Stock-based compensation expense decreased $3.7 million in fiscal 2019 compared to fiscal 2018 primarily due to the vesting of awards granted prior to fiscal 2017 in March 2019 and higher expense in fiscal 2018 associated with awards granted in fiscal 2017 and fiscal 2018 due to our financial performance.

•

Incentive compensation expense decreased $3.1 million in fiscal 2019 compared to fiscal 2018.  This decrease was primarily attributable to above target incentive compensation earned in fiscal 2018 compared to target performance earned in fiscal 2019.

•	Expense associated with our nonqualified deferred compensation plans increased $1.9 million during fiscal 2019 compared to fiscal 2018 due to increased market returns in fiscal 2019.
•	As noted below, closing costs and impairments decreased by $1.1 million as a result of less closures in fiscal 2019 compared to fiscal 2018.
•	Payroll and benefits increased $4.3 million in fiscal 2019 compared to fiscal 2018, primarily attributable to payroll at our stores.

Pre-Opening Costs

In fiscal 2019, pre-opening costs included in selling, general and administrative expenses were $43,000 compared to $208,000 for fiscal 2018.  We opened one store during fiscal 2019 compared to three stores in fiscal 2018 at an average pre-opening cost of $69,000.  Per store pre-opening expense decreased between years primarily due to lower advertising costs.  Pre-opening costs, such as payroll, most forms of advertising and supplies incurred prior to the opening of a new store, are charged to expense in the period in which they are incurred.  Advertising related to external production costs is expensed when the advertisement first takes place.  The total amount of pre-opening expense incurred will vary by store depending on the specific market and the promotional activities involved.

Store Closing Costs and Impairments

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2019 was $1.7 million.  Store closing costs in fiscal 2019 were related to the six stores we closed during the year and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  From our evaluations performed during fiscal 2019, we recorded impairments of long-lived assets of $1.2 million on 11 underperforming stores.

The portion of store closing costs included in selling, general and administrative expenses for fiscal 2018 was $2.8 million.  Store closing costs in fiscal 2018 were related to the 14 stores we closed during the year and acceleration of expenses associated with management’s determination to close certain underperforming stores in future periods.  There were no impairments of long-lived assets recorded in fiscal 2018.

The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the cost incurred in terminating the lease.

Income Taxes

The effective income tax rate for fiscal 2019 was 21.6% compared to 24.3% for fiscal 2018. Our effective tax rate decreased in fiscal 2019 primarily due to a $1.9 million tax benefit related to the vesting of stock-based compensation recognized during fiscal 2019.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand of $61.9 million, cash generated from operations and availability under our $50 million credit facility.  While the impact of the COVID-19 pandemic, including our decision to temporarily close our stores, makes our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, store initiatives, potential dividend payments, potential share repurchases under our share repurchase program, the financing of capital projects, including investments in new systems, and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $66.9 million and $74.1 million in fiscal years 2019 and 2018, respectively.  These amounts reflect our income from operations adjusted for non-cash items and working capital changes.  The $7.2 million decrease in operating cash flow was primarily due to payments related to developing our new CRM platform and our new traffic management, warehouse management and order management systems, which are hosted arrangements. The current ratio was 2.7 as of February 1, 2020 compared to 4.8 as of February 2, 2019.  This decrease was primarily due to classifying a portion of our operating lease liabilities as current in fiscal 2019 due to the adoption of the new lease accounting guidance.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures.  During fiscal 2019, we expended $18.5 million for the purchase of property and equipment, $7.1 million of which was for the purchase of our corporate headquarters and $3.3 million was for the construction of one new store and the remodeling and relocation of existing stores.  During fiscal 2018, we expended $7.4 million for the purchase of property and equipment, $2.5 million of which was for the construction of new stores, remodeling and relocations.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments, share repurchases and payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities have represented purchases under our Employee Stock Purchase Plan and borrowings under our credit facility.

During fiscal 2019, net cash used in financing activities was $54.3 million compared to $51.0 million during fiscal 2018.  The increase in net cash used in financing activities between years was primarily due to a $10.7 million year-over-year increase for shares withheld upon the vesting of equity awards, partially offset by an $8.3 million decrease in common stock repurchased as part of our stock repurchase program.

There were no borrowings outstanding under our credit facility and letters of credit outstanding were $1.2 million at February 1, 2020.  As of February 1, 2020, $48.8 million was available to us for additional borrowings under the credit facility.  Our credit facility requires us to maintain compliance with various financial covenants, the most restrictive of which are disclosed in Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.  We were in compliance with these covenants at February 1, 2020.

See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our credit facility and its covenants.

Store Openings and Closings – Fiscal 2019

We expect to realize positive long-term financial performance for our store portfolio.  We utilize a formal review process in our evaluation of potential new store sites as well as for decisions surrounding leases on existing store locations.  Our approach is both qualitative and quantitative in nature.  We continually enhance this process with tools such as real estate software used for portfolio analysis that aid in identifying viable locations for future expansion and identifying potential store closings and relocations, as well as additional information we learn about customers from our new CRM platform.

In fiscal 2019, we opened one new store.  The initial inventory investment for the new store was $683,000, capital expenditures were $236,000 and lease incentives received from our landlord were $120,000.

Pre-opening expenses for the store opened in fiscal 2019 included in cost of sales and selling, general and administrative expenses were approximately $59,000. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2018, we opened three new stores and expended $288,000 in pre-opening expenses, or an average of $96,000 per store.  The decrease in the average expense per new store was primarily the result of a decrease in advertising expense.

We closed six stores during fiscal 2019 and 14 stores during fiscal 2018.  Total store closing costs were $1.3 million in fiscal 2019 and $554,000 in fiscal 2018.  Store closing costs include impairments of long-lived assets, fixed asset write-offs, employee severances, lease termination fees and store tear-down and clean-up expenses associated with closing a store, and acceleration of expenses and deferred lease incentives associated with management’s determination to close certain underperforming stores in future periods. In fiscal 2019, store closing costs included non-cash impairment charges on fixed assets of $1.2 million.  There were no impairments of long-lived assets recorded in fiscal 2018.  The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.

Capital Expenditures – Fiscal 2020

Capital expenditures are expected to be $15 million to $20 million in fiscal 2020 and lease incentives from landlords are expected to be approximately $3 million.  Of our total capital expenditures, approximately $4 million are expected to be used for new store construction, approximately $6 million are expected to be used for store relocations and remodels and approximately $4 million are expected to be used to upgrade our distribution center.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  Further, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Openings and Closings – Fiscal 2020

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  In fiscal

2020, we expect to open a limited number of new stores within our existing 35-state geographic footprint, and we also expect store closings to occur.  We expect to pursue opportunities for brick-and-mortar store growth across large and mid-size markets as we leverage customer data from our CRM program and more attractive real estate options become available.  Further, our future store growth may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

We continually analyze our portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close the stores. Even though store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  The timing and actual amount of expense recorded in closing a store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout. We will continue to review our store portfolio based on our view of the internal and external opportunities and challenges in the marketplace.

Dividends

In fiscal 2019, four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.080 per share and the dividends paid for the remaining three quarters were increased to $0.085 per share. During fiscal 2018, the first quarter dividend was in the amount of $0.075 per share and the dividends for the remaining three quarters were $0.080 per share. During fiscal years 2019 and 2018, we returned $5.7 million and $4.8 million, respectively, in cash to our shareholders through our quarterly dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit facility permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10 million.  See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our credit facility and its covenants.

Share Repurchase Program

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of February 1, 2020, we had purchased approximately 184,000 shares at an aggregate cost of $6.9 million under the new share repurchase program, and we had $43.1 million available for future repurchases.  We do not anticipate repurchasing any shares in fiscal 2020 but will continue to reevaluate further share repurchases on an ongoing basis.

The new share repurchase program replaced the prior $50 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019. At its expiration, we had purchased approximately 933,000 shares at an aggregate cost of $30.9 million under the prior repurchase program.

Our credit facility stipulates that distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our credit facility and its covenants.

Contractual Obligations

Significant contractual obligations as of February 1, 2020 and the fiscal years in which payments are due include:

(In thousands)	Payments Due By Fiscal Year
Contractual Obligations	Total	2020	2021 & 2022	2023 & 2024	2025 and after
Letters of credit	$1,200	$1,200	$0	$0	$0
Operating leases	291,964	55,246	103,546	69,726	63,446
Purchase commitments	413,017	400,641	9,609	2,767	0
Deferred compensation	13,870	569	268	27	13,006
Total contractual obligations	$720,051	$457,656	$113,423	$72,520	$76,452

For purposes of our contractual obligations table above, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date.  We have disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension.  Except for operating leases, the balances included in the “2025 and after” column of the contractual obligations table include amounts for which we are not able to reasonably estimate the timing of the potential future payments.  Estimated interest payments on our credit facility are not included in the above table, as our credit facility provides for frequent borrowing and/or repayment activities, which does not lend itself to reliable forecasting for disclosure purposes.

See Note 7 – “Debt”, Note 8 – “Leases”, Note 9 – “Income Taxes” and Note 10 – “Employee Benefit Plans” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our contractual obligations.

Off-Balance Sheet Arrangements

There were no assignments of operating leases to third parties in fiscal 2019 or 2018.  We did not have any off-balance sheet arrangements as of February 1, 2020.  See Note 8 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Seasonality and Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  Non-capital expenditures, such as advertising and payroll incurred prior to the opening of a new store, are charged to expense as incurred.  The timing and actual amount of expense recorded in closing an individual store can vary significantly depending, in part, on the period in which management commits to a closing plan, the remaining basis in the fixed assets to be disposed of at closing and the amount of any lease buyout.  Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores or incur store closing costs related to the closure of existing stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  We expect reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  This expected reduction and any other unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.  Our operating results depend significantly upon the sales generated during these periods.

New Accounting Pronouncements

Recent accounting pronouncements applicable to our operations are contained in Note 16 – “New Accounting Pronouncements,” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  We borrowed $20 million under our credit facility in July 2019, which we repaid prior to the end of the second quarter ended August 3, 2019.  A 1% change in the weighted average interest rate charged under the credit facility would not have yielded a material fluctuation of interest expense for fiscal 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective February 3, 2019, the Company adopted Accounting Standards Codification Topic No. 842, Leases (ASC 842).

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

March 31, 2020

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 1, 2020	February 2, 2019
Assets
Current Assets:
Cash and cash equivalents	$61,899	$67,021
Accounts receivable	2,724	1,219
Merchandise inventories	259,495	257,539
Other	5,529	11,534
Total Current Assets	329,647	337,313
Property and equipment – net	67,781	70,605
Deferred income taxes	7,833	9,622
Other noncurrent assets	8,106	459
Operating lease right-of-use assets	215,007	0
Total Assets	$628,374	$417,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$60,665	$48,715
Accrued and other liabilities	18,695	22,069
Current portion of operating lease liabilities	43,146	0
Total Current Liabilities	122,506	70,784
Long-term portion of operating lease liabilities	194,108	0
Deferred lease incentives	0	22,171
Accrued rent	0	8,436
Deferred compensation	13,345	12,108
Other	1,052	67
Total Liabilities	331,011	113,566

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,524,601 and 20,529,227 shares issued, respectively	205	205
Additional paid-in capital	79,914	75,631
Retained earnings	395,761	360,443
Treasury stock, at cost, 6,516,875 and 5,154,243 shares, respectively	(178,517)	(131,846)
Total Shareholders’ Equity	297,363	304,433
Total Liabilities and Shareholders’ Equity	$628,374	$417,999

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$1,036,551	$1,029,650	$1,019,154
Cost of sales (including buying, distribution and occupancy costs)	724,682	720,658	722,885
Gross profit	311,869	308,992	296,269
Selling, general and administrative expenses	257,660	259,232	258,568
Operating income	54,209	49,760	37,701
Interest income	(730)	(747)	(4)
Interest expense	191	150	292
Income before income taxes	54,748	50,357	37,413
Income tax expense	11,834	12,222	18,480
Net income	$42,914	$38,135	$18,933
Net income per share:
Basic	$2.97	$2.51	$1.15
Diluted	$2.92	$2.45	$1.15
Weighted average shares:
Basic	14,427	15,111	16,220
Diluted	14,686	15,499	16,227

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 28, 2017	20,569	(2,434)	$206	$65,272	$312,641	$(59,237)	$318,882
Adoption of Accounting Standards Update No. 2016-09				(188)	188		0
Stock option exercises		7		(114)		168	54
Dividends ($0.295 per share)					(5,024)		(5,024)
Employee stock purchase plan purchases		10		(44)		249	205
Restricted stock awards	(40)	139	(1)	(4,545)		4,546	0
Shares surrendered by employees to pay taxes on restricted stock		(45)				(1,027)	(1,027)
Purchase of common stock for Treasury		(1,259)				(29,798)	(29,798)
Stock-based compensation expense				5,077			5,077
Net income					18,933		18,933
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606					620		620
Dividends ($0.315 per share)					(5,050)		(5,050)
Employee stock purchase plan purchases		7		8		169	177
Restricted stock awards		(39)		543		(543)	0
Shares surrendered by employees to pay taxes on restricted stock		(13)				(327)	(327)
Purchase of common stock for Treasury		(1,527)				(46,046)	(46,046)
Stock-based compensation expense				9,622			9,622
Net income					38,135		38,135
Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification 842					(2,649)		(2,649)
Dividends ($0.335 per share)					(4,947)		(4,947)
Employee stock purchase plan purchases		6		7		175	182
Restricted stock awards	(4)	72		(1,982)		1,982	0
Shares surrendered by employees to pay taxes on restricted stock		(324)				(11,060)	(11,060)
Purchase of common stock for Treasury		(1,117)				(37,768)	(37,768)
Stock-based compensation expense				6,258			6,258
Net income					42,914		42,914
Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 1, 2020	February 2, 2019	February 3, 2018
Cash Flows From Operating Activities
Net income	$42,914	$38,135	$18,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,950	21,843	23,804
Stock-based compensation	6,486	10,162	5,017
Loss/(gain) on retirement and impairment of assets, net	1,503	(1,264)	5,511
Deferred income taxes	2,619	(1,440)	1,418
Non-cash operating lease expense	42,322	0	0
Lease incentives	0	634	4,818
Other	1,236	(8,650)	(6,993)
Changes in operating assets and liabilities:
Accounts receivable	(1,505)	3,905	(951)
Merchandise inventories	(1,956)	2,961	19,146
Operating lease liabilities	(45,933)	0	0
Accounts payable and accrued liabilities	9,468	12,688	(30,132)
Other	(7,158)	(4,833)	(223)
Net cash provided by operating activities	66,946	74,141	40,348
Cash Flows From Investing Activities
Purchases of property and equipment	(18,501)	(7,413)	(19,653)
Other proceeds	750	2,998	0
Net cash used in investing activities	(17,751)	(4,415)	(19,653)
Cash Flow From Financing Activities
Borrowings under line of credit	20,000	0	88,600
Payments on line of credit	(20,000)	0	(88,600)
Proceeds from issuance of stock	182	177	259
Dividends paid	(5,671)	(4,763)	(4,819)
Purchase of common stock for treasury	(37,768)	(46,046)	(29,798)
Shares surrendered by employees to pay taxes on restricted stock	(11,060)	(327)	(1,027)
Net cash used in financing activities	(54,317)	(50,959)	(35,385)
Net (decrease) increase in cash and cash equivalents	(5,122)	18,767	(14,690)
Cash and cash equivalents at beginning of year	67,021	48,254	62,944
Cash and cash equivalents at end of year	$61,899	$67,021	$48,254
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$192	$150	$292
Cash paid during year for income taxes	$9,805	$13,419	$16,832
Capital expenditures incurred but not yet paid	$1,377	$130	$783
Dividends declared but not yet paid	$165	$888	$601

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”).  All intercompany accounts and transactions have been eliminated.  Our primary activity is the sale of footwear and related products through our retail stores in 35 states within the continental United States and in Puerto Rico. We also offer online shopping on our mobile app and our e-commerce site at www.shoecarnival.com.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2019, 2018 and 2017 relate to the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively.  Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $61.9 million at February 1, 2020 and $67.0 million at February 2, 2019.  Credit and debit card receivables and receivables due from a third party totaling $10.0 million and $8.2 million were included in cash equivalents at February 1, 2020 and February 2, 2019, respectively.  Credit and debit card receivables generally settle within three days; receivables due from a third party generally settle within 15 days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents.  As of February 1, 2020 and February 2, 2019, all invested cash was held in money market mutual funds.  While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value Measurements

Certain assets are valued and disclosed at fair value.  Financial assets include cash and cash equivalents.  Nonfinancial assets consist of long-lived assets that are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The three levels of the fair value hierarchy are described as follows:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the asset or liability;
•	inputs that are derived principally from or corroborated by observable market; and
•	data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  For determining net realizable value, we estimate the future demand and related sale price of merchandise contained in inventory as of the balance sheet date.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.  Factors considered in determining if our inventory is properly stated at the lower of cost or net realizable value includes, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

Leases

We lease our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  Prior to the purchase of our corporate headquarters in fiscal 2019, it was also leased.  All of our leases are operating leases.  Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which replaced most existing lease accounting guidance. This guidance requires an entity to recognize leased assets (“right-of-use” assets or “ROU” assets) and obligations created by those leased assets on the balance sheet at their present values and to disclose key information about the entity's leasing arrangements.  This new guidance was codified as Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”).   ASC 842 became effective for us on February 3, 2019.  We adopted ASC 842 using the effective date as the date of initial application; therefore, the comparative periods as of February 1, 2019 and for the years ended in fiscal 2018 and fiscal 2017 have not been adjusted and continue to be reported under the previous lease guidance as described in ASC 840.  ASC 840 did not require recognition of ROU assets and related lease liabilities associated with operating leases.  Therefore, the adoption of this guidance had a material impact on our consolidated balance sheet but did not have a material impact on our consolidated statements of income or our consolidated statements of cash flow.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Under the new guidance, companies may elect certain optional practical expedients.  We elected the practical expedient that permits us not to recognize ROU assets and related liabilities that arise from short-term leases (i.e. leases with terms of twelve months or less).  We elected the practical expedient that permits us to account for lease and non-lease components as a single lease component for new and modified leases, effective upon adoption of the new guidance.  We did not elect the transition practical expedient that permit companies to use hindsight when determining lease term and impairment of ROU assets.  We also did not elect the transition package of practical expedients that is permitted by the guidance; therefore, we were required to reassess previous accounting conclusions regarding whether existing arrangements are, or contain, leases, the classification of existing leases and the treatment of initial direct costs.

At adoption, initial recognition of operating lease liabilities totaled $251.7 million as of February 3, 2019.  We recorded corresponding operating lease ROU assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million.  Moreover, as of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the new guidance.

See Note 8 – “Leases” for additional discussion of our lease policies as well as additional disclosures related to our leases.

Revenue Recognition

Substantially all of our revenue is for a single performance obligation and is recognized when control passes to customers.  We consider control to have transferred when we have a present right to payment, the customer has title to the product, physical possession of the product has been transferred to the customer and the risks and rewards of the product that we retain are minimal.  The redemption of loyalty points under our Shoe Perks loyalty rewards program and redemptions of gift cards are accounted for as separate performance obligations.

We adopted and applied the new revenue guidance in Accounting Standards Codification Topic No. 606 – Revenue from Contracts with Customers (“ASC 606”) as of February 4, 2018 using the modified retrospective transition approach.  Based on this approach, the consolidated financial statements for fiscal 2017 were not restated and are reported under the prior revenue guidance.  At adoption, we elected the practical expedient to treat shipping and handling activities associated with freight charges that occur after control of the product transfers to the customer as fulfillment activities.  These costs are expensed as incurred and included in cost of sales in our consolidated statements of income.  We also elected the practical expedient for sales tax collected, which allows us to exclude from our transaction price any amounts collected from customers for sales tax and other similar taxes.  There were no changes to our comparative reporting of shipping and handling costs included in cost of sales or accounting for sales tax as a result of the adoption of ASC 606.

See Note 4 – “Revenue” for additional discussion of our revenue recognition policies as well as additional disclosures on revenue from contracts with customers.

Property and Equipment- Net

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

Cloud Computing Arrangements that are Service Contracts

We account for the costs to implement hosted cloud computing arrangements that are considered to be service contracts in current and noncurrent other assets.  We capitalize these costs based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  We amortize the costs over the related service contract period for the hosted arrangement. For fiscal 2019, the amortization of the implementation costs and the related service contract fees are included in selling, general and administrative expenses.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  Store level asset groupings typically include property and equipment and operating lease right-of-use assets.  If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  If the operating lease right-of-use asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term.

We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.   Our estimates are derived from an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. We estimate the fair value of operating right-of-use assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.

External factors, such as the local environment in which the store resides, including store traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows.  An increase or decrease in the projected cash flow can significantly decrease or increase the fair value of these assets, which may have an effect on the impairment recorded.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values.  Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  These estimates take into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  As of February 1, 2020 and February 2, 2019, our self-insurance reserves totaled $2.7 million and $3.4 million, respectively.  We record self-insurance expense as a component of selling, general and administrative expenses in our consolidated statements of income.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Consideration Received From a Vendor

Consideration is primarily received from merchandise vendors and includes co-operative advertising/promotion, margin assistance, damage allowances and rebates earned for a specific level of purchases over a defined period.  Consideration principally takes the form of credits that we can apply against trade amounts owed.

Consideration is recorded as a reduction of the price paid for the vendor’s products and recorded as a reduction of our cost of sales unless the consideration represents a reimbursement of a specific, incremental, identifiable cost; in such a scenario, it is recorded as an offset to the same financial statement line item.

Consideration received after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized.  For consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.  Should the consideration received be related to something other than the vendor’s product and such consideration received exceeds the incremental costs incurred, then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to cost of sales in future periods utilizing an average inventory turn rate.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Advertising Costs

Print, television, radio, outdoor media, digital media and internal production costs are expensed when incurred.  External production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $40.0 million, $41.2 million and $40.1 million in fiscal years 2019, 2018 and 2017, respectively.

Store Opening and Start-up Costs

Non-capital expenditures, such as payroll, supplies and rent incurred prior to the opening of a new store, are charged to expense in the period they are incurred.  Advertising related to new stores is expensed pursuant to the aforementioned advertising policy.

Stock-Based Compensation

We recognize compensation expense for stock-based awards based on a fair value based method.  Stock-based awards may include stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards under our stock-based compensation plans.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan.  This discount represents the difference between the market price and the employee purchase price.  Stock-based compensation expense is included in selling, general and administrative expense.

We account for forfeitures as they occur in calculating stock-based compensation expense for the period.  For performance-based stock awards, we estimate the probability of vesting based on the likelihood that the awards will meet their performance goals.

Segment Information

We are a family footwear retailer that offers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with emphasis on national name brands.  We operate our business as one reportable segment based on the similar nature of products sold; merchandising, distribution, and marketing processes involved; target customers; and economic characteristics of our stores and e-commerce platform.  Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain.  We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest expense and penalties, if any, related to uncertain tax positions in income tax expense.

On December 22, 2017, the U.S. government enacted the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate from 35% to 21%, and eliminating or limiting deduction of several expenses which were previously deductible.  In connection with the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period of one year from the Tax Act’s enactment date for companies to complete their accounting under the income tax guidance.  For our initial analysis of the impact of the Tax Act, we recorded additional income tax expense of $4.4 million in fiscal 2017, which was related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future.  We also calculated our fiscal 2017 income tax expense using a blended rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year that the respective tax rates were in effect.  We determined that these provisions were the only provisions of the Tax Act that impacted fiscal 2017 results.  In fiscal 2018 we filed our fiscal 2017 federal income tax return and completed our assessment of the final impact of the Tax Act and recorded an income tax benefit of $0.1 million.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as shown on the face of the accompanying consolidated statements of income:

	Fiscal Year Ended
	February 1, 2020			February 2, 2019			February 3, 2018
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$42,914			$38,135			$18,933
Amount allocated to participating securities	(63)			(152)			(250)
Net income available for basic common shares and basic net income per share	$42,851	14,427	$2.97	$37,983	15,111	$2.51	$18,683	16,220	$1.15
Diluted Net Income per Share:
Net income	$42,914			$38,135			$18,933
Amount allocated to participating securities	(63)			(152)			(250)
Adjustment for dilutive potential common shares	1	259		4	388		0	7
Net income available for diluted common shares and diluted net income per share	$42,852	14,686	$2.92	$37,987	15,499	$2.45	$18,683	16,227	$1.15

Our basic and diluted net income per share are computed using the two-class method.  The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses.  Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period.  No options to purchase shares of common stock were excluded in the computation of diluted shares for the periods presented.

Note 3 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at February 1, 2020 and February 2, 2019:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 1, 2020:
Cash equivalents – money market mutual funds	$48,080	$0	$0	$48,080
As of February 2, 2019:
Cash equivalents – money market mutual funds	$68,500	$0	$0	$68,500

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 4 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below.  Net sales and percentage of net sales for the fiscal years 2019, 2018 and 2017 are as follows:

(In thousands)	February 1, 2020		February 2, 2019		February 3, 2018
Non-Athletics:
Women's	$255,773	25%	$250,320	24%	$244,945	24%
Men's	149,075	14	144,628	14	141,295	14
Children's	54,707	5	51,963	5	50,255	5
Total	459,555	44	446,911	43	436,495	43
Athletics:
Women's	175,298	17	179,411	18	177,627	17
Men's	210,157	20	215,796	21	219,224	22
Children's	139,625	14	138,686	14	138,074	14
Total	525,080	51	533,893	53	534,925	53
Accessories	48,402	5	45,100	4	43,606	4
Other	3,514	0	3,746	0	4,128	0
Total	$1,036,551	100%	$1,029,650	100%	$1,019,154	100%

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

For our brick-and-mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario described above and includes Shoes 2U when customers choose to pick up their goods in-store.  For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This also includes Shoes 2U when the customer chooses home delivery.

We offer our customers sales incentives including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.  Gift card revenue is recognized at the time of redemption.  When a customer makes a purchase as part of our rewards program, we allocate the transaction price between the goods purchased and the loyalty reward points and recognize the loyalty revenue based on estimated customer redemptions.

Transaction Price and Payment Terms

The transaction price is the amount of consideration we expect to receive from our customers and is reduced by any stated promotional discounts at the time of purchase.  The transaction price may be variable due to terms that permit customers to exchange or return products for a refund within a limited period of time.  The implicit contract with the customer reflected in the transaction receipt states the final terms of the sale, including the description, quantity, and price of each product purchased.  The customer agrees to a stated price in the contract that does not vary over the term of the contract and may include revenue to offset shipping costs.  Taxes imposed by governmental authorities such as sales taxes are excluded from net sales.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our brick-and-mortar stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal, Apple Pay and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at February 1, 2020 and February 2, 2019.

Returns and Refunds

Brick-and-mortar and online customers can exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  At February 1, 2020, approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in our consolidated balance sheet.  At February 2, 2019, approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our consolidated balance sheet.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At February 1, 2020 and February 2, 2019, approximately $1.5 million and $1.6 million of contract liabilities associated with unredeemed gift cards were recorded in our consolidated balance sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $143,000 and $179,000 was recognized in net sales during fiscal 2019 and fiscal 2018, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During fiscal 2019 and 2018, approximately $2.4 million and $1.5 million, respectively, of loyalty rewards were recognized in net sales.  At February 1, 2020 and February 2, 2019, approximately $679,000 and $245,000 of contract liabilities associated with loyalty rewards were recorded in our consolidated balance sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 5 – Property and Equipment and Hosted Cloud Computing Arrangements

The following is a summary of property and equipment:

(In thousands)	February 1, 2020	February 2, 2019
Land	$1,564	$0
Buildings	6,636	0
Furniture, fixtures and equipment	153,198	156,596
Leasehold improvements	105,611	110,824
Total	267,009	267,420
Less accumulated depreciation and amortization	(199,228)	(196,815)
Property and equipment – net	$67,781	$70,605

In fiscal 2019, we recorded an impairment charge of $1.2 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period. Subsequent to this impairment, these long-lived assets had no remaining unamortized basis. There were no impairments of long-lived assets recorded during fiscal 2018.  In fiscal 2017, we recorded an impairment charge of $5.1 million on long-lived assets held and used, which was included in selling, general and administrative expenses for the period.  Subsequent to this impairment, these long-lived assets had a remaining unamortized basis of $4.7 million.

We have engaged several third party providers of cloud computing arrangements that are service contracts to host our Customer Relationship Management (“CRM”) platform and our transportation, warehouse and e-commerce order management systems.   Total gross capitalized costs as of February 1, 2020 and February 2, 2019 were $8.1 million and $1.2 million, respectively, for these arrangements.  Accumulated amortization totaled $122,000 at February 1, 2020 and was $0 at February 2, 2019.  Total amortization expense was $122,000 during fiscal year 2019.  As of February 1, 2020, $713,000 is classified in Other current assets and $7.3 million is classified as Other noncurrent assets in our consolidated balance sheet, net of accumulated amortization.

Note 6 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	February 1, 2020	February 2, 2019
Employee compensation and benefits	$7,687	$9,771
Self-insurance reserves	2,698	3,447
Gift cards	1,538	1,558
Sales and use tax	2,317	2,131
Other	4,455	5,162
Total accrued and other liabilities	$18,695	$22,069

Note 7 – Debt

On March 27, 2017 we entered into a second amendment of our current unsecured credit agreement (the “Credit Agreement”) to extend the expiration date by five years and renegotiate certain terms and conditions.  The Credit Agreement, as amended, continues to provide for up to $50.0 million in cash advances and commercial and standby letters of credit with borrowing limits based on eligible inventory, which amount may be increased from time to time by up to an additional $50 million, if certain conditions are met.  These conditions include consent from the current lenders if additional capacity is sought from those lenders.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The Credit Agreement contains covenants which stipulate:  (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 2.5 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion.  No borrowings were outstanding as of February 1, 2020 and February 2, 2019.  As of February 1, 2020, there were $1.2 million in letters of credit outstanding and $48.8 million available to us for borrowing under the Credit Agreement.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1.0%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.25% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.20% to 0.35% per annum, depending on our achievement of certain performance criteria, on the unused portion of the bank group’s commitment. The Credit Agreement expires on March 27, 2022.

Note 8 – Leases

Accounting Policy for Leases

We evaluate whether a contract is a lease at its inception, and if it is a lease, the type of lease.  All of our leases are classified as operating leases as of February 1, 2020.  Leases with terms of twelve months or less are immaterial and are expensed as incurred. We do not have any leases with related parties.   In addition, we do not have any sublease arrangements with any related party or third party. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, on the lease commencement date we recognize an ROU asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.  As the rate implicit in our leases is not readily determinable, we utilize an incremental borrowing rate for the initial measurement of ROU assets and liabilities, which is determined through the development of a synthetic credit rating.  For leases existing before the adoption of ASC 842, we used an incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption.  For leases commencing on or after the adoption of ASC 842, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

Our leases typically provide for fixed minimum rental payments, and certain leases provide for contingent rental payments based upon various specified percentages of sales above minimum levels.  In addition to rental payments, we are required to pay certain non-lease components, such as real estate taxes, insurance and common area maintenance (“CAM”), on most of our real estate leases.  Such non-lease components are typically variable in nature.  Certain real estate leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

In addition to fixed minimum rental payments set forth in our leases, the measurement of ROU assets and liabilities can also include prepaid rent, landlord incentives (such as construction and tenant improvement allowances), fixed payments related to lease components (such as rent escalation payments scheduled at the lease commencement date), fixed payments related to non-lease components (such as taxes, insurance, and CAM) and initial direct costs incurred in conjunction with securing a lease.

The measurement of ROU assets and liabilities excludes amounts related to variable payments related to lease components (such as contingent rent payments based on performance), variable payments related to non-lease components (such as real estate taxes, insurance and CAM) and non-store related leases with an initial term of 12 months or less.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our real estate leases typically include options to extend the lease or to terminate the lease at our sole discretion.  Options to extend real estate leases typically include one or more options to renew, with renewal terms that typically extend the lease term for five years or more.  Many of our leases also contain “co-tenancy” provisions, including the required presence and continued operation of certain anchor tenants in the adjoining retail space.  If a co-tenancy violation occurs, we have the right to a reduction of rent for a defined period after which we have the option to terminate the lease if the violation is not cured.  In addition to co-tenancy provisions, certain leases contain “go-dark” provisions that allow us to cease operations while continuing to pay rent through the end of the lease term. When determining the lease term, we include options that are reasonably certain to be exercised.

Operating lease liabilities are increased by interest and reduced by payments each period, and ROU assets are amortized over the lease term.  Interest on operating lease liabilities and the amortization of ROU assets results in straight-line rent expense over the lease term.  We record variable lease expense associated with contingent rent, reduced rent due to co-tenancy violations, and other variable non-lease components when incurred.

For new leases, renewals or amendments, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms.  These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial ROU assets.  The amount of amortized rent expense would vary if different estimates and assumptions were used.

Lease-related costs reported in our consolidated statements of income post adoption of ASC 842 were as follows:

(In thousands)	2019
Operating lease cost	$54,681
Variable lease costs
CAM, property taxes and insurance	20,010
Percentage rent and other variable lease costs	1,637
Total	$76,328

Other information related to leases post adoption of ASC 842, including supplemental cash flow information, consists of:

(In thousands)	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$45,933
ROU assets obtained in exchange for operating lease liabilities	$31,474

As of February 1, 2020
Weighted-average remaining lease term for operating leases (in years)	6.1
Weighted-average discount rate for operating leases	5.5%

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities recognized pursuant to ASC 842 on the consolidated balance sheet as of February 1, 2020:

(In thousands)	Operating Leases
2020	$55,246
2021	55,358
2022	48,188
2023	41,592
2024	28,134
Thereafter to 2034	63,446
Total undiscounted lease payments	291,964
Less: Imputed interest	54,710
Total operating lease liabilities	237,254
Less: Current portion of operating lease liabilities	43,146
Long-term portion of operating lease liabilities	$$194,108

Prior to our adoption of ASC 842, we accounted for our leases using Accounting Standards Codification Topic No. 840 – Leases.  Our future minimum lease payments for operating leases as of February 2, 2019 as calculated in accordance with this legacy guidance was: $60.8 million in 2019; $51.9 million in 2020; $50.7 million in 2021; $41.5 million in 2022; $34.0 million in 2023 and $56.4 million thereafter (through 2031) for a total of $295.3 million.   Lease expense as calculated in accordance with this legacy guidance was $61.2 million in fiscal 2018 and $66.9 million in fiscal 2017.  Lease expense in those years included fixed rent, variable and contingent rent, and CAM, but excluded taxes and insurance.

Note 9 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2019	2018	2017
Current:
Federal	$6,799	$11,468	$14,579
State	2,175	1,693	2,241
Puerto Rico	241	700	242
Total current	9,215	13,861	17,062
Deferred:
Federal	2,749	(894)	2,383
State	3	(745)	(965)
Puerto Rico	246	643	2,500
Total deferred	2,998	(996)	3,918
Valuation allowance	(379)	(643)	(2,500)
Total provision	$11,834	$12,222	$18,480

We realized an excess tax benefit of $1.9 million in fiscal year 2019, tax benefit of $26,100 in fiscal year 2018 and tax expense of $17,800 in fiscal year 2017 as a result of the vesting of awards granted pursuant to our stock-based compensation plans described in Note 11. These amounts were recorded in tax expense in fiscal 2019 and fiscal 2018 and shareholder’s equity in fiscal 2017.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2019	2018	2017
U.S. Federal statutory tax rate	21.0%	21.0%	33.7%
State and local income taxes, net of federal tax benefit	3.2	3.0	3.0
Puerto Rico	0.5	4.2	0.7
Valuation allowance	(0.7)	(1.3)	(6.7)
Tax effect of foreign losses	0.4	(2.7)	6.3
Remeasurement of deferred tax assets and liabilities due to the Tax Act	0.0	0.0	11.6
Excess tax benefit on stock-based compensation	(3.6)	0.0	0.0
Other	0.8	0.1	0.8
Effective income tax rate	21.6%	24.3%	49.4%

We recorded $263,000, $310,000 and $223,000 in federal employment-related tax credits in fiscal 2019, 2018 and 2017, respectively.

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 1, 2020	February 2, 2019
Deferred tax assets:
Lease obligations	$57,891	$7,480
Accrued compensation	4,844	7,843
Inventory	938	787
Other	1,282	1,490
Total deferred tax assets	64,955	17,600
Valuation allowance	(194)	(574)
Total deferred tax assets – net of valuation allowance	64,761	17,026
Deferred tax liabilities:
Lease right-of-use assets	51,367	0
Property and equipment	4,711	6,484
Other	850	920
Total deferred tax liabilities	56,928	7,404
Long-term deferred income taxes, net	$7,833	$9,622

At the end of fiscal 2019, we estimated foreign net operating loss carry forwards of $350,000, which expire between fiscal 2024 and fiscal 2027.  At February 1, 2020, we had a valuation allowance of $194,000 against these net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

At February 1, 2020 and February 2, 2019 there were no unrecognized tax liabilities or related accrued penalties or interest in other liabilities on the consolidated balance sheets.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 10 – Employee Benefit Plans

Retirement Savings Plans

Our Board of Directors-approved Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”) is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with a matching Company contribution up to the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when the participant reaches their third anniversary of employment with us.

Our Board of Directors-approved Shoe Carnival Puerto Rico Savings Plan (the “Puerto Rico Savings Plan”) is open to all employees working in Puerto Rico who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  This plan is similar to our Domestic Savings Plan, whereby an employee may contribute up to 20% of his or her annual earnings, with a matching Company contribution up to the first 4% at a rate of 50%.

Contributions charged to expense associated with these plans were $818,000, $754,000 and $751,000 in fiscal years 2019, 2018 and 2017, respectively.

Stock Purchase Plan

On May 11, 1995, our shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) as adopted by our Board of Directors on February 9, 1995.  The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the Stock Purchase Plan, 7,000, 7,000 and 10,000 shares of common stock were purchased by participants in the plan and proceeds to us for the sale of those shares were approximately $182,000, $177,000 and $205,000 for fiscal years 2019, 2018 and 2017, respectively.  At February 1, 2020, there were 70,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2019	2018	2017
Stock-based compensation expense before the recognized income tax benefit (1)	$32	$31	$36
Income tax benefit	$7	$8	$18

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan.  Participants in the plan may elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  We voluntarily match a portion of the employees’ contributions, which is subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts was $2.0 million for fiscal 2019, $154,000 for fiscal 2018 and $1.8 million for fiscal 2017.  The total deferred compensation liability at February 1, 2020 and February 2, 2019 was $13.9 million and $12.1 million, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 11 – Stock-Based Compensation

Compensation Plan Summaries

At our 2017 annual meeting of shareholders, our shareholders approved a new equity incentive plan, the Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which replaced our 2000 Stock Option and Incentive Plan, as amended (the “2000 Plan”).  Under the 2017 Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants.  According to the terms of the 2017 Plan, no further awards may be made under the 2000 Plan.  A maximum of 1,000,000 shares of our common stock are available for issuance and sale under the 2017 Plan.  In addition, any shares of our common stock subject to an award granted under the 2017 Plan, or to an award granted under the 2000 Plan that was outstanding on the date our shareholders approved the 2017 Plan, that expires, is cancelled or forfeited, or is settled for cash will, to the extent of such cancellation, forfeiture, expiration or cash settlement, automatically become available for future awards under the 2017 Plan. As of February 1, 2020, there were approximately 650,000 shares of our common stock available for future issuances under our 2017 Plan.

Stock-based compensation includes restricted stock units and performance stock units, restricted stock awards, cash-settled stock appreciation rights (“SARs”), and stock options.  During fiscal 2017, all remaining stock options were exercised.

Equity awards issued to employees are classified as either performance-based or service-based.  Performance-based awards are granted such that they vest upon the achievement of specified levels of diluted net income per share during a specified performance period.  Should the diluted net income per share criteria not be met within the stated period, any shares still restricted are forfeited. Currently, performance-based equity awards are granted such that vesting depends on whether diluted net income per share meets an established threshold, target, or maximum level of performance. Diluted net income per share below the threshold level of performance will result in complete forfeiture of the award.

Service-based restricted stock units and restricted stock awards typically are granted under one of four vesting periods: (a) one-third of the shares would vest on each of the first three anniversaries subsequent to the date of the grant; (b) the full award would vest at the end of a 5-year service period subsequent to the date of grant; (c) the full award would vest at the end of a 2-year service period subsequent to the date of grant; or (d) for our Directors, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant.  Awards that contain both performance and service-based conditions require that the performance target be met during the required service period.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Plan-Specific Activity and End-of-Period Balance Summaries

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 2, 2019	202,667	$24.98
Granted	187,745	31.29
Vested	(98,733)	24.54
Forfeited	(28,544)	26.83
Restricted stock units and performance stock units at February 1, 2020	263,135	$29.44

The total fair value at grant date of restricted stock units and performance stock units that vested during fiscal 2019 and 2018 was $2.4 million and $26,000, respectively.  No units vested in fiscal 2017.  The weighted-average grant date fair value of restricted stock units and performance stock units granted during fiscal 2018 and fiscal 2017 was $25.05 and $19.55, respectively.

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 2, 2019	825,281	$23.94
Granted	13,548	26.58
Vested	(726,406)	23.94
Forfeited	(44,988)	24.27
Restricted stock at February 1, 2020	67,435	$24.23

The total fair value at grant date of all restricted stock that vested during fiscal 2019, 2018 and 2017 was $17.4 million, $1.3 million and $3.5 million, respectively.  The weighted-average grant date fair value of all restricted stock granted during fiscal 2018 and fiscal 2017 was $32.74 and $24.09, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock awards, restricted stock units and performance stock units):

(In thousands)	2019	2018	2017
Stock-based compensation expense before the recognized income tax benefit	$6,226	$9,591	$5,041
Income tax benefit	$1,346	$2,328	$2,490

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

As of February 1, 2020, there was approximately $3.0 million of unrecognized compensation expense remaining related to both our restricted stock units and performance stock units and performance-based and service-based restricted stock awards.  The cost is expected to be recognized over a weighted average period of approximately 0.7 years.  This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights

Our cash-settled SARs were granted during the first quarter of fiscal 2019 to certain non-executive employees and will vest and become fully exercisable on March 31, 2020. Any unexercised SARs will expire on March 31, 2022.  Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2019 were issued with a defined maximum gain of $10.00 over the exercise price of $34.95.

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

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 2, 2019	0	$0.00
Granted	43,900	34.95
Forfeited	(700)	34.95
Exercised	0	0.00
Outstanding at February 1, 2020	43,200	$34.95	2.2

The fair value of these liability awards will be remeasured, using a trinomial lattice model at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of February 1, 2020, was $6.37.

The fair value was estimated using a trinomial lattice model with the following assumptions:

February 1, 2020
Risk free interest rate yield curve	1.30%-1.56%
Expected dividend yield	0.9%
Expected volatility	48.63%
Maximum life	2.2 Years
Exercise multiple	1.29
Maximum payout	$10.00
Employee exit rate	2.2% - 9.0%

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period.  The expected dividend yield was based on our quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate.  Expected volatility was based on the historical volatility of our common stock.  The exercise multiple and employee exit rate were based on historical option data.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	2019	2018	2017
Stock-based compensation before the recognized income tax effect	$228	$540	$(61)
Income tax effect	$49	$131	$(30)

As of February 1, 2020, approximately $47,000 in unrecognized compensation expense remained related to non-vested SARs.  This expense is expected to be recognized over a period of approximately 0.2 years.

Stock Options

No stock options have been granted since fiscal 2008.  During fiscal 2017, all remaining stock options were exercised.  The total intrinsic value (defined as the difference between the market value at exercise and the grant price of stock options exercised) of stock options exercised in fiscal 2017 was $127,000 and total cash received was $54,000.

Note 12 – Share Repurchase Plan

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of February 1, 2020, we had purchased approximately 184,000 shares at an aggregate cost of $6.9 million under the new share repurchase program, and we had $43.1 million available for future repurchases.

The new share repurchase program replaced a $50 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019. At its expiration, we had purchased approximately 933,000 shares at an aggregate cost of $30.9 million under that repurchase program.   Other Board-approved share repurchase programs existed in fiscal 2018 and fiscal 2017.  Share repurchases and amounts paid in those fiscal years were approximately 1,529,000 shares at an aggregate cost of $46.0 million in fiscal 2018 and approximately 1,259,000 shares at an aggregate cost of $29.8 million in fiscal 2017.

Note 13 – Business Risk

We purchase merchandise from approximately 160 footwear vendors.  In fiscal 2019, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 41% of our net sales.  Nike, Inc. accounted for approximately 30% and Skechers USA, Inc. accounted for approximately 11% of our net sales, respectively.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

Note 14 – Litigation Matters

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

Note 15 – Quarterly Results (Unaudited)

Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All fiscal quarters in 2019 and 2018 include results for 13 weeks.

(In thousands, except per share data)

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$253,810	$268,221	$274,645	$239,875
Gross profit	75,140	82,095	84,734	69,900
Operating income	15,608	15,674	18,150	4,777
Net income	13,873	11,832	13,726	3,483
Net income per share – Basic (1)	$0.95	$0.81	$0.95	$0.25
Net income per share – Diluted (1)	$0.91	$0.80	$0.94	$0.24

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$257,445	$268,366	$269,181	$234,658
Gross profit	77,327	83,781	81,218	66,666
Operating income	17,316	14,931	16,016	1,497
Net income	12,955	11,775	12,046	1,359
Net income per share – Basic (1)	$0.83	$0.77	$0.80	$0.09
Net income per share – Diluted (1)	$0.83	$0.76	$0.76	$0.09

(1)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings under the two-class method.

Note 16 – New Accounting Pronouncements

In August 2018, the FASB issued guidance that adds, removes, and modifies the disclosure requirements related to fair value measurements. This accounting update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact of this new guidance and believe the adoption will not have a material impact on our consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 17 – Subsequent Events

Dividend Approval

On March 18, 2020, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2020.  The quarterly cash dividend of $0.085 per share will be paid on April 20, 2020 to shareholders of record as of the close of business on April 6, 2020.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

COVID-19 Pandemic

Our operations are currently experiencing significant disruption associated with an outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government has taken unprecedented measures to control the virus’ spread and to provide stimulus as an offsetting measure to quickly deteriorating economic conditions and increasing unemployment.  Our operations have been significantly impacted by the temporary closure of our brick-and-mortar stores effective March 19, 2020 to April 2, 2020 and reduced foot traffic and sales prior to such time.  Our website and mobile app are continuing to take e-commerce orders, which are generally being fulfilled at our store locations.  As guidance and mandates from governments and health officials continue to evolve, closures to some, or all, of our operations will need to extend beyond the announced closure period. We expect this matter will negatively impact our results of operations, cash flows, and financial condition; however, such impacts cannot be reasonably estimated at this time.

SHOE CARNIVAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands) Reserve for sales returns and allowances	Balance at Beginning of Period		Charged to Cost and Expenses	Credited to Costs and Expenses	Balance at End of Period
Year ended February 3, 2018	$202		$102,701	$102,672	$231
Year ended February 2, 2019	$706	(1)	$110,314	$110,420	$600
Year ended February 1, 2020	$600		$105,549	$105,431	$718

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 1, 2020.

The Company’s internal control over financial reporting as of February 1, 2020 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 1, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 31, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in accounting for leases.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 31, 2020

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Information about our Executive Officers” at the end of PART 1, ITEM 1. BUSINESS of this Annual Report on Form 10-K.  Such information is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code is posted on our website at www.shoecarnival.com.  We intend to disclose any amendments to the Code by posting such amendments on our website.  In addition, any waivers of the Code for our Directors or executive officers will be disclosed in a Current Report on Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 1, 2020 and February 2, 2019

Consolidated Statements of Income for the years ended February 1, 2020, February 2, 2019, and February 3, 2018

Consolidated Statements of Shareholders’ Equity for the years ended February 1, 2020, February 2, 2019, and February 3, 2018

Consolidated Statements of Cash Flows for the years ended February 1, 2020, February 2, 2019, and February 3, 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

The following financial statement schedule of Shoe Carnival, Inc. is set forth in PART II, ITEM 8 of this Annual Report on Form 10-K.

Schedule II Valuation and Qualifying Accounts

3.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	01/26/2010

4-B

First Amendment to Credit Agreement dated as of April 10, 2013, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent

		10-K	4-B	04/15/2013

4-C

Second Amendment to Credit Agreement dated as of March 27, 2017, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent

		10-K	4-C	03/29/2017

4-D	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934				X

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	Lease, dated as of June 22, 2006, by and between Registrant and Outback Holdings, LLC	8-K	10-D	06/28/2006

10-C*	Summary Compensation Sheet				X

10-D*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-E*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-F*	2016 Executive Incentive Compensation Plan	8-K	10.1	06/17/2016

10-G*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	06/10/2015

10-H*	Form of Award Agreement for restricted stock granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10-C	03/24/2005

10-I*	Form of Award Agreement for time-based restricted stock with cliff vesting granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	10/19/2012

10-J*	Form of Award Agreement for performance-based restricted stock with deferred cash dividends granted under the Registrant’s 2000 Stock Option and Incentive Plan	10-Q	10.1	06/13/2013

10-K*	Form of Award Agreement for time-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	03/21/2016

10-L*	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K/A	10.2	04/25/2016

10-M*	Form of 2017 Award Agreement for service-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	04/24/2017

10-N*	Form of 2017 Award Agreement for restricted stock with both performance-based and service-based restrictions granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	04/24/2017

10-O*	2017 Equity Incentive Plan of Registrant	8-K	10.1	06/15/2017

10-P*	Form of Restricted Stock Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Non-employee Directors)	10-Q	10-B	08/31/2017

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-Q*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-R*	Form of 2018 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	04/13/2018

10-S*	Form of 2019 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers) as amended on July 17, 2019				X

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008

10-V*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-W*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013

10-X*	Employment and Noncompetition Agreement dated September 10, 2018, between Registrant and Mark S. Worden	10-K	10-W	04/02/2019

10-Y*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 31, 2020	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 31, 2020
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman, Chief Executive Officer and Director	March 31, 2020
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 31, 2020
James A. Aschleman

/s/ Jeffrey C. Gerstel	Director	March 31, 2020
Jeffrey C. Gerstel

/s/ Andrea R. Guthrie	Director	March 31, 2020
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	March 31, 2020
Kent A. Kleeberger

/s/ Charles B. Tomm	Director	March 31, 2020
Charles B. Tomm

/s/ Joseph W. Wood	Director	March 31, 2020
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Financial	March 31, 2020
W. Kerry Jackson	and Administrative Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)