Form 10-Q
period 2020-05-02
SHOE CARNIVAL INC
filed 2020-06-04
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2020
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 29, 2020 was 14,087,896.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current Assets:
Cash and cash equivalents	$13,084	$61,899	$21,616
Accounts receivable	6,316	2,724	2,003
Merchandise inventories	303,988	259,495	289,356
Other	14,186	5,529	9,769
Total Current Assets	337,574	329,647	322,744
Property and equipment – net	64,928	67,781	72,313
Deferred income taxes	7,249	7,833	8,159
Other noncurrent assets	9,454	8,106	760
Operating lease right-of-use assets	210,345	215,007	224,642
Total Assets	$629,550	$628,374	$628,618

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$90,040	$60,665	$56,488
Accrued and other liabilities	12,517	18,695	17,611
Current portion of operating lease liabilities	49,078	43,146	47,089
Total Current Liabilities	151,635	122,506	121,188
Long-term portion of operating lease liabilities	184,896	194,108	202,517
Deferred compensation	12,646	13,345	13,386
Other	915	1,052	24
Total Liabilities	350,092	331,011	337,115

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,524,601 shares, 20,524,601 shares and 20,527,905 shares issued, respectively	205	205	205
Additional paid-in capital	76,910	79,914	76,282
Retained earnings	378,352	395,761	370,453
Treasury stock, at cost, 6,436,087 shares, 6,516,875 shares and 5,837,164 shares, respectively	(176,009)	(178,517)	(155,437)
Total Shareholders’ Equity	279,458	297,363	291,503
Total Liabilities and Shareholders’ Equity	$629,550	$628,374	$628,618

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Net sales	$147,495	$253,810
Cost of sales (including buying, distribution and occupancy costs)	116,031	178,670
Gross profit	31,464	75,140
Selling, general and administrative expenses	54,725	59,532
Operating (loss)/income	(23,261)	15,608
Interest income	(89)	(331)
Interest expense	56	36
(Loss)/income before income taxes	(23,228)	15,903
Income tax (benefit)/expense	(7,038)	2,030
Net (loss)/income	$(16,190)	$13,873
Net (loss)/income per share:
Basic	$(1.16)	$0.95
Diluted	$(1.16)	$0.91
Weighted average shares:
Basic	13,992	14,612
Diluted	13,992	15,192

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363
Dividends declared ($0.085 per share)					(1,219)		(1,219)
Employee stock purchase plan purchases		4		(34)		97	63
Restricted stock awards		148		(4,111)		4,111	0
Shares surrendered by employees to pay taxes on restricted stock		(71)				(1,700)	(1,700)
Stock-based compensation expense				1,141			1,141
Net loss					(16,190)		(16,190)
Balance at May 2, 2020	20,525	(6,436)	$205	$76,910	$378,352	$(176,009)	$279,458

Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification Topic 842, Leases					(2,649)		(2,649)
Dividends declared ($0.080 per share)					(1,214)		(1,214)
Employee stock purchase plan purchases		2		6		57	63
Restricted stock awards	(1)	47		(1,304)		1,304	0
Shares surrendered by employees to pay taxes on restricted stock		(321)				(10,940)	(10,940)
Purchase of common stock for treasury		(411)				(14,012)	(14,012)
Stock-based compensation expense				1,949			1,949
Net income					13,873		13,873
Balance at May 4, 2019	20,528	(5,837)	$205	$76,282	$370,453	$(155,437)	$291,503

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Cash Flows From Operating Activities
Net (loss)/income	$(16,190)	$13,873
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	3,831	4,277
Stock-based compensation	1,054	1,958
Loss on retirement and impairment of assets	2,089	164
Deferred income taxes	584	1,463
Non-cash operating lease expense	10,250	10,993
Other	(1,065)	1,278
Changes in operating assets and liabilities:
Accounts receivable	(3,592)	(783)
Merchandise inventories	(44,493)	(31,817)
Operating lease liabilities	(8,881)	(11,853)
Accounts payable and accrued liabilities	23,508	4,011
Other	(9,958)	(2,878)
Net cash used in operating activities	(42,863)	(9,314)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,189)	(9,199)
Other	194	3
Net cash used in investing activities	(2,995)	(9,196)
Cash Flows From Financing Activities
Borrowings under line of credit	8,691	0
Payments on line of credit	(8,691)	0
Proceeds from issuance of stock	63	63
Dividends paid	(1,320)	(2,006)
Purchase of common stock for treasury	0	(14,012)
Shares surrendered by employees to pay taxes on restricted stock	(1,700)	(10,940)
Net cash used in financing activities	(2,957)	(26,895)
Net decrease in cash and cash equivalents	(48,815)	(45,405)
Cash and cash equivalents at beginning of period	61,899	67,021
Cash and cash equivalents at end of period	$13,084	$21,616
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$44	$36
Cash (received)/paid during period for income taxes	$(97)	$103
Capital expenditures incurred but not yet paid	$1,358	$575
Dividends declared but not yet paid	$64	$96

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

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

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted according to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Note 2 - Net (Loss)/Income Per Share

The following tables set forth the computation of basic and diluted net (loss)/income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 2, 2020			May 4, 2019
		(In thousands, except per share data)
Basic Net (Loss)/Income per Share:	Net (Loss)/Income	Shares	Per Share Amount	Net (Loss)/Income	Shares	Per Share Amount
Net (loss)/income	$(16,190)			$13,873
Conversion of share-based compensation arrangements	0			(44)
Net (loss)/income available for basic common shares and basic net (loss)/income per share	$(16,190)	13,992	$(1.16)	$13,829	14,612	$0.95
Diluted Net (Loss)/Income per Share:
Net (loss)/income	$(16,190)			$13,873
Conversion of share-based compensation arrangements	0	0		(43)	580
Net (loss)/income available for diluted common shares and diluted net (loss)/income per share	$(16,190)	13,992	$(1.16)	$13,830	15,192	$0.91

The computation of basic net (loss)/income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net (loss)/income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of restricted stock awards, restricted stock units and performance stock units, of which a small portion have a non-forfeitable right to dividends. The computation of diluted net (loss)/income per share excluded approximately 198,000 unvested share-settled equity awards for the first quarter of fiscal 2020 because the impact would be anti-dilutive.  During the first quarter of fiscal 2019 all unvested share-settled equity awards were dilutive.

Note 3 – COVID-19 Impacts

Our operations are currently experiencing significant disruption associated with the outbreak of a novel strain of coronavirus (“COVID-19”).  On March 11, 2020, the World Health Organization declared the COVID 19 outbreak a pandemic. The U.S. Government as well as the vast majority of states and local municipalities have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment.

The COVID-19 pandemic began significantly impacting our store operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts included the temporary closure of our brick-and-mortar stores effective March 19, 2020, reduced foot traffic and sales, deteriorating economic conditions for our customer base and some disruption to our global supply chain.  As a result, substantially all of our brick-and-mortar stores were closed for approximately 50% of the first quarter of fiscal 2020 and our net sales and gross profit significantly decreased year-over-year.  Our website and mobile app continued to process e-commerce orders, which were generally fulfilled at our store locations.  We began re-opening stores in accordance with applicable public health guidelines in late April, and as of June 4, 2020, approximately 97% of our stores have re-opened. The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

Note 4 - Fair Value Measurements

The accounting guidance related to fair value measurements defines fair value and provides a consistent framework for measuring fair value under the authoritative literature. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other guidance requires or permits the fair value measurement of assets and liabilities. The guidance does not expand the use of fair value measurements. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Quoted prices in active or inactive markets for similar assets or liabilities that are either directly or indirectly observable; and

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at May 2, 2020, February 1, 2020 and May 4, 2019.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 2, 2020
Cash equivalents - money market mutual funds	$3,128	$0	$0	$3,128
As of February 1, 2020
Cash equivalents - money market mutual funds	$48,080	$0	$0	$48,080
As of May 4, 2019
Cash equivalents - money market mutual funds	$28,779	$0	$0	$28,779

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.  We have no material liabilities measured at fair value on a recurring or non-recurring basis.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets if events or circumstances indicate that the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  Store level asset groupings typically include property and equipment and operating lease right-of-use assets.  If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  If the operating lease right-of-use asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term.

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

During the thirteen weeks ended May 2, 2020 and May 4, 2019, we recorded impairment charges of $2.3 million and $40,000 associated with seven stores and one store, respectively.   These charges were included in selling, general and administrative expenses.  No impairments of operating right-of-use assets were recorded in either period.

Note 5 - Stock-Based Compensation

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

Stock-based compensation includes restricted stock units and performance stock units, restricted stock awards, and cash-settled stock appreciation rights (“SARs”). Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. Stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $3,000 and $11,000 before the income tax benefit of $1,000 for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 1, 2020	263,135	$29.44
Granted	158,439	14.88
Vested	(163,099)	26.76
Forfeited	(1,717)	31.94
Restricted stock units and performance stock units at May 2, 2020	256,758	$22.14

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen-week periods ended May 2, 2020 and May 4, 2019 was $4.4 million and $2.0 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen-week periods ended May 2, 2020 and May 4, 2019 was $14.88 and $31.36, respectively.

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2020	67,435	$24.23
Vested	(49,619)	24.36
Forfeited or expired	(14,816)	24.37
Restricted stock at May 2, 2020	3,000	$21.46

There were no restricted stock awards granted during the thirteen-week periods ended May 2, 2020 or May 4, 2019. The total fair value at grant date of restricted stock awards that vested during the thirteen-week periods ended May 2, 2020 and May 4, 2019 was $1.2 million and $16.9 million, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Stock-based compensation expense before the recognized income tax effect	$1,130	$1,938
Income tax effect	$342	$247

Included in the thirteen-week period ended May 2, 2020 was a tax expense of $45,000 in connection with the vesting of equity-based compensation. The thirteen-week period ended May 4, 2019 included a tax benefit in connection with the vesting of equity-based compensation of approximately $1.9 million.  As of May 2, 2020, there was approximately $3.8 million of unrecognized compensation expense remaining related to both our restricted stock units and performance stock units and performance-based and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (“SARs”) are granted to certain non-executive employees. Each SAR entitles the holder, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2020 will vest and become fully exercisable on March 31, 2021 and any unexercised SARs will expire on March 31, 2023.  SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020 and any unexercised SARs will expire on March 31, 2022.  The SARs issued have a defined maximum gain of $10.00 over the exercise price of $13.79 for awards granted in fiscal 2020 and over the exercise price of $34.95 for awards granted in fiscal 2019.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2020	43,200	$34.95
Granted	43,000	13.79
Forfeited	(2,100)	34.95
Exercised	0	0.00
Outstanding at May 2, 2020	84,100	$24.13	2.4

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of May 2, 2020 was $4.27.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	May 2, 2020	May 4, 2019
Risk free interest rate yield curve	0.10% - 0.36%	2.30% - 2.42%
Expected dividend yield	1.5%	0.9%
Expected volatility	62.95%	47.95%
Maximum life	1.91 - 2.91 Years	2.9 Years
Exercise multiple	1.29	1.29
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation (benefit)/expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Stock-based compensation (benefit)/expense before the recognized income tax effect	$(87)	$8
Income tax effect	$(26)	$1

As of May 2, 2020, approximately $219,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.9 years.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

(In thousands)	Thirteen Weeks Ended May 2, 2020		Thirteen Weeks Ended May 4, 2019
Non-Athletics:
Women’s	$28,921	20%	$60,431	24%
Men’s	18,715	13	35,863	14
Children’s	7,009	5	12,368	5
Total	54,645	38	108,662	43

Athletics:
Women’s	32,912	22	49,687	20
Men’s	31,460	21	53,304	21
Children’s	20,664	14	30,818	12
Total	85,036	57	133,809	53

Accessories and Other	7,814	5	11,339	4

Total	$147,495	100%	$253,810	100%

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

For our brick-and-mortar stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario described above and includes sales made via our Shoes 2U program when customers choose to pick up their goods in-store.  For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This also includes sales made via our Shoes 2U program when the customer chooses home delivery.

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

Our brick-and-mortar stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal, Apple Pay, gift cards and a third-party installment payment option as forms of payment. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at May 2, 2020, February 1, 2020 and May 4, 2019.

Returns and Refunds

Customers can exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in our Condensed Consolidated Balance Sheets at each of May 2, 2020 and February 1, 2020.  Approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our Condensed Consolidated Balance Sheet at May 4, 2019.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At May 2, 2020, February 1, 2020 and May 4, 2019, approximately $1.3 million, $1.5 million and $1.3 million of contract liabilities associated with unredeemed gift cards were recorded in our Condensed Consolidated Balance Sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $19,000 and $33,000 was recognized in net sales during the thirteen-weeks ended May 2, 2020 and May 4, 2019, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen-weeks ended May 2, 2020 and May 4, 2019, approximately $957,000 and $406,000, respectively, of loyalty rewards were recognized in net sales.  At May 2, 2020, February 1, 2020 and May 4, 2019, approximately $406,000, $679,000 and $293,000, of contract liabilities associated with loyalty rewards were recorded in our Condensed Consolidated Balance Sheets, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 7 – Debt

On April 16, 2020, we entered into a third amendment (the “Third Amendment”) of our existing credit agreement (the “Credit Agreement”).  Pursuant to the Third Amendment, we (1) exercised the full $50.0 million accordion feature, which increased the revolving commitment under the Credit Agreement from $50.0 million to $100.0 million, and increased the swing line sublimit from $10.0 million to $15.0 million; (2) granted a security interest in our inventory to the lenders; and (3) increased the maximum ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense from 2.5 to 1.0 to 3.0 to 1.0.  In addition, the Third Amendment, among other things, increased certain LIBOR margins applicable to borrowings under the Credit Agreement, increased the commitment fee charged on the unused portion of the lenders’ commitment and made customary updates to certain representations, covenants and other terms contained in the Credit Agreement.  The Credit Agreement expires on March 27, 2022.

The Credit Agreement, as amended, contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent to EBITDA (as defined in the Credit Agreement) plus rent will not exceed 3.0 to 1.0; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. We were in compliance with these covenants at May 2, 2020.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1.0%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.50% to 2.50%, depending on our achievement of certain performance criteria.  A commitment fee is charged at 0.30% to 0.40% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.

No borrowings were outstanding under the Credit Agreement as of May 2, 2020, February 1, 2020 or May 4, 2019.  The maximum borrowings outstanding during the thirteen weeks ended May 2, 2020 was $8.7 million and no borrowings were outstanding during the thirteen weeks ended May 4, 2019.  As of May 2, 2020, there were $1.2 million in letters of credit outstanding and $94.9 million available to us for borrowing under the Credit Agreement.  Our ratio of funded debt plus three times rent to EBITDA plus rent is currently limiting our utilization of the Credit Agreement’s full capacity.

Note 8 – Leases

We lease all of our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of May 2, 2020.

In response to the COVID-19 pandemic and related government restrictions impacting our operations, we began seeking relief from our landlords while our stores were temporarily closed to customers.  On April 10, 2020, the Financial Accounting Standards Board staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election to forgo the evaluation of the enforceable rights and obligations of the original lease contract and whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Based on the nature of the agreements reached with many of our landlords, we have accounted for rent concessions as if they were part of the enforceable rights and obligations of the existing lease contracts and did not account for the concessions as lease modifications. When agreements with landlords to defer rent payments were reached, amounts that would have otherwise been due were reclassified as operating lease liabilities, all of which are reflected in the current portion of operating lease liabilities on our Condensed Consolidated Balance Sheet as of May 2, 2020.  For negotiations with landlords that did not result in rent concessions, we have increased accounts payable for rents that are due.  We have continued to recognize lease expense on a straight-line basis for our leases over the related lease terms.

Lease-related costs reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively:

(In thousands)	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Operating lease cost	$13,226	$13,898
Variable lease cost	187	234
CAM, property taxes and insurance	4,989	5,249
Total	$18,402	$19,381

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on the operations of our stores, economic conditions, financial market volatility, consumer spending and our supply chain and distribution processes; general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 as filed with the SEC.

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

Critical Accounting Policies

We use judgment in reporting our financial results.  This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, leases, insurance reserves and income taxes.  The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.  There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%

May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 2, 2020	Thirteen Weeks Ended May 4, 2019
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	78.7	70.4
Gross profit	21.3	29.6
Selling, general and administrative expenses	37.1	23.4
Operating (loss)/income	(15.8)	6.2
Interest income	0.0	(0.1)
Income tax (benefit)/expense	(4.8)	0.8
Net (loss)/income	(11.0)%	5.5%

Information regarding COVID-19 Coronavirus Pandemic (“COVID-19”)

We continue to closely monitor and manage the impact of the COVID-19 pandemic, and the safety and well-being of our customers, employees and business partners remains our primary concern.  The COVID-19 pandemic has significantly impacted and is expected to continue to impact our operations, supply chains, overall economic conditions and consumer spending for the foreseeable future.  As guidance and mandates from governments and health officials continue to evolve, closures of our stores may continue or increase, and sales, including e-commerce sales, may be reduced.  At this time, considerable uncertainty exists regarding how the COVID-19 pandemic may affect the back-to-school and Christmas peak shopping seasons.

In response to the COVID-19 pandemic, all of our stores were closed effective March 19, 2020 and substantially all of our stores were closed for approximately 50% of the first quarter.  Our website and mobile app continued to accept orders after March 19, 2020 and e-commerce sales increased significantly as customer buying habits shifted to our online channel.  As of June 4, 2020, approximately 97% of our stores have re-opened in states that have relaxed or cancelled stay-at-home orders. As stores have re-opened, we have experienced higher conversion ratios and higher per unit transactions, offset by reduced traffic, compared to historical trends.  Generally, since the re-opening of certain stores in late April, sales have exceeded our original fiscal 2020 plan, with some stores exceeding plan and other stores showing declines.  E-commerce sales continue to trend higher than in the prior fiscal year and above our original plan for fiscal 2020.

We undertook a number of actions during the quarter to mitigate the financial impact of the COVID-19 pandemic, preserve capital and keep our customers and employees safe. In the first quarter we have:

•

Reached agreements with many of our landlords to defer April, May and June lease payments. We continued to recognize lease expense on a straight-line basis in accordance with Generally Accepted Accounting Principles;

•

Continued to pay employees while our stores were closed and recorded a $2.0 million tax credit in selling, general and administrative expenses that offset wage expense.  This credit was associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and represents an employee retention tax credit to support wages paid to employees while such employees were not working;

•	Reduced inventory receipts and negotiated extended payment terms with many of our business partners;
•

Implemented new health and safety procedures at our stores, corporate headquarters and distribution center. Materials, such as thermometers, cleaning supplies, new signage, and personal protective equipment have been distributed to our facilities;

•

Enhanced our liquidity by exercising the full accordion feature under our existing credit facility to increase our borrowing capacity under the facility, now collateralized by our inventory, from $50.0 million to $100.0 million;

•	Suspended repurchases under our share repurchase program until further notice;
•	Reduced non-essential corporate spending;
•

Temporarily reduced the base salaries of our executives and other senior members of the management team and the annual cash retainer fee of the Board of Directors and delayed the implementation of wage increases for certain employees;

•	Deferred non-essential capital projects;
•	Postponed marketing activities for brick-and-mortar stores and evaluated promotional activities; and
•	Implemented a temporary freeze on company hiring efforts.

As a result of continuing to straight-line lease expense and pay our employees, our operating expenses in the first quarter of fiscal 2020 were generally consistent with the first quarter of the prior fiscal year.  However, market volatility principally caused by the COVID-19 pandemic reduced our deferred compensation liabilities and decreased our overall operating expenses. We also recorded a $2.3 million impairment charge on long-lived assets for seven underperforming stores.  Given the uncertainties surrounding the COVID-19 pandemic, additional impairments may result in future periods.

Executive Summary for First Quarter Ended May 2, 2020

Under normal circumstances, like many other retailers, our first quarter sales have historically represented a shift in seasonal footwear from cold weather boots to more warm weather categories, such as sandals. Weather can be volatile during this period and impact customer behavior.  In addition, the timing and size of tax refunds can also impact our rate of sales growth in the beginning of the fiscal year.  However, in the first quarter of fiscal 2020, normal seasonal effects were completely overshadowed by the temporary closure of our stores effective March 19, 2020 due to the COVID-19 pandemic.

Highlights for the first quarter of fiscal 2020 and a brief discussion of some key initiatives are as follows:

•

Net sales decreased $106.3 million, or 41.9%, for the quarter ended May 2, 2020, compared to the quarter ended May 4, 2019.  Our net sales decreased due to substantially all of our brick-and-mortar stores being closed for approximately 50% of the quarter, partially offset by increased e-commerce sales.  Prior to March 12, 2020 when we began experiencing the effects of the COVID-19 pandemic, our comparable sales had increased 3.9% compared to the same period in the prior year.  After our brick-and-mortar stores were closed, and through the end of the fiscal quarter, our e-commerce sales increased over 350% compared to the same period in the prior year.

•

Gross profit decreased $43.7 million, or 58.1%, for the quarter ended May 2, 2020, compared to the quarter ended May 4, 2019. As a percentage of net sales, gross profit decreased to 21.3% compared to 29.6% in the first quarter of fiscal 2019. Our buying, distribution and occupancy costs, which are generally fixed costs, increased 6.4% as a percentage of net sales compared to the first quarter of fiscal 2019 due to the deleveraging effect of lower sales.  Merchandise margin decreased by 1.9% year-over-year due to a significant increase in e-commerce sales in the first quarter of fiscal 2020 and higher related shipping costs.

•

Net loss for the quarter ended May 2, 2020 was $16.2 million, or $1.16 per diluted share, compared to net income of $13.9 million, or $0.91 per diluted share, for the quarter ended May 4, 2019.  This decrease was primarily attributable to lower sales and gross profit due to the COVID-19 pandemic.  In addition, the first quarter of fiscal 2019 included a $1.9 million, or $0.13 per diluted share, tax benefit related to the vesting of stock-based compensation that did not recur in fiscal 2020.

•

We exercised the accordion feature under our Credit Agreement, which expires on March 27, 2022.  As amended, the Credit Agreement allows for borrowing up to $100.0 million, an increase from the previous credit limit of $50.0 million. The credit facility is now collateralized by our inventory.

•	We ended the quarter with no cash borrowings outstanding and $13.1 million of cash and cash equivalents on our Condensed Consolidated Balance Sheet.
•

In fiscal 2019, we partnered with a third-party warehouse management software developer to deploy the necessary platforms to enhance our supply chain and order processing systems and have continued to invest in these systems during fiscal 2020.  We are committed to implementing best practices in these areas and believe these enhanced systems will enable us to meet the complex demands of multi-channel fulfillment, position us for long-term growth and enhance customer satisfaction and convenience in an increasingly competitive environment.  These systems are expected to be fully implemented later in the fiscal year.

•

In fiscal 2020, we commenced implementation of a new, third-party merchandise planning system.  This hosted, cloud-based platform is a multi-year project that includes a complete range of critical financial planning functions that will enhance the efficiency and effectiveness of our merchandise buying process.  The new merchandise planning system will provide a unified strategic planning and budgeting process that is supported by various solutions, including strategic and assortment planning, store allocation and replenishment and in-season management.  We believe this collaborative platform will unify our buy plans, optimize inventory levels, help achieve more sales at higher margins and allow us to set goals for multiple channels and formats common in today’s competitive environment.

•

In fiscal 2020, we continued to increase the membership in our Shoe Perks customer loyalty program adding 2.2 million members compared the first quarter of the prior year, which brought total membership to 24.2 million customers as of May 2, 2020.  The number of our most loyal customers, those who qualify for the Gold tier, increased 11.7% compared to the first quarter of the prior year and represent approximately 15.0% of total Shoe Perks members as of May 2, 2020.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the First Quarter Ended May 2, 2020

Net Sales

Net sales were $147.5 million during the first quarter of fiscal 2020, a 41.9% decrease over the prior year’s first quarter net sales of $253.8 million. The decrease in net sales was primarily due to the temporary closure of our brick-and-mortar stores for approximately 50% of the quarter as a result of the COVID-19 pandemic.  E-commerce sales increased over 160% year-over-year as our customers began to use that sales channel more frequently.

Gross Profit

Gross profit margin for the first quarter of fiscal 2020 decreased to 21.3% compared to 29.6% in the first quarter of fiscal 2019.  The decrease was primarily due to higher shipping costs associated with the increased e-commerce sales and the deleveraging effect of lower sales, principally on our occupancy costs, which are primarily fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.8 million in the first quarter of fiscal 2020 to $54.7 million compared to $59.5 million in the first quarter of fiscal 2019.  The primary factors causing the decrease were as follows:

•

Store-level wages decreased $2.4 million.  This decrease was primarily attributable to recording an employee payroll retention tax credit of approximately $2.0 million during the first quarter of 2020, which is a component of the CARES Act that was signed into law in March 2020.  During the quarter we did not furlough any employees.  This credit lowered our payroll tax expense to support wages paid to our employees while they were not working.

•	Our deferred compensation plan experienced negative market returns in the first quarter of fiscal 2020, which decreased operating expenses approximately $2.0 million year-over-year.
•

Share-based compensation expense decreased approximately $0.9 million because fewer awards were outstanding during fiscal 2020 and awards granted in the first quarter of fiscal 2020 were issued at a lower share price and vest over a longer period.

•	Depreciation was lower by approximately $0.5 million year-over-year primarily due to operating fewer stores during the first quarter of fiscal 2020.
•	Credit card charges decreased approximately $0.5 million as a result of our reduced net sales.
•	We recorded a $0.5 million gain in the first quarter of fiscal 2020 associated with an insurance claim and reimbursement related to hurricane damage incurred in 2018.
•	During the first quarter of fiscal 2020, we recorded impairment charges on long-lived assets totaling $2.3 million on seven underperforming stores, compared to $40,000 recorded in the prior year.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2020 was 30.3% as compared to 12.8% for the same period in fiscal 2019. Our provision for income tax (benefit)/expense is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The primary reason for the change in our effective tax rate was the $1.9 million tax benefit related to the vesting of equity-based compensation recognized in the first quarter of fiscal 2019.  This benefit reduced the first quarter fiscal 2019 tax rate by approximately 50%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, receipts from customers and availability under our credit facility.  While the impact of the COVID-19 pandemic, including the temporary closure of our brick-and-mortar stores, economic uncertainty, and future effects on customer behavior, make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are working capital needs, which are principally inventory purchases, store initiatives, dividend payments, the financing of capital projects, including investments in new systems, and various other commitments and obligations.  We have suspended repurchases under our share repurchase program to preserve liquidity during the COVID-19 pandemic.

Cash Flow - Operating Activities

Our net cash used in operating activities was $42.9 million in the first quarter of fiscal 2020 compared to net cash used in operating activities of $9.3 million in the first quarter of fiscal 2019. The decrease in operating cash flow was primarily driven by reduced cash receipts on lower sales and our continued investment in software as a service hosted arrangements, partially offset by the timing of payments for inventory and other items for the quarter ended May 2, 2020 compared to the quarter ended May 4, 2019.

Working capital decreased to $185.9 million at May 2, 2020 from $201.6 million at May 4, 2019, primarily due to lower cash positions and increased accounts payable compared to the first quarter of fiscal 2019.  Our current ratio was 2.2 as of May 2, 2020 compared to 2.7 as of May 4, 2019.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2020, we expended $3.2 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities. During the first quarter of fiscal 2019, we expended $9.2 million for the purchase of property and equipment, of which approximately $7.0 million was for the purchase of our corporate headquarters and the remainder was for continued investments in technology and normal asset replacement activities.

Cash Flow - Financing Activities

Our cash outflows for financing activities are primarily for cash dividend payments, share repurchases and payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities have represented purchases under our Employee Stock Purchase Plan and borrowings under our credit facility.

During the first quarter of fiscal 2020, net cash used in financing activities was $3.0 million compared to $26.9 million in the first quarter of fiscal 2019. The decrease in net cash used in financing activities was primarily due to the suspension of repurchases under our share repurchase program and fewer shares withheld upon the vesting of equity awards during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  During the first quarter of fiscal 2020, we borrowed and repaid $8.7 million under our credit facility.  We had no outstanding borrowings under our credit facility at the end of the quarter.

Letters of credit outstanding were $1.2 million at May 2, 2020. Our credit facility requires us to maintain compliance with various financial covenants, the most restrictive of which are disclosed in Note 7 – “Debt” to our Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We were in compliance with these covenants as of May 2, 2020.

Capital Expenditures

Capital expenditures for fiscal 2020, including actual expenditures during the first quarter, are expected to be $15 million to $20 million, with approximately $8 million to $10 million to be used for new stores, relocations and remodels and approximately $2 million to $3 million for upgrades to our distribution center.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  Further, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Openings and Closings – Fiscal 2020

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  In fiscal 2020, we expect to open four new stores within our existing 35-state geographic footprint, and we also expect to close seven to ten stores, two of which were closed in the first quarter of fiscal 2020.  We expect to pursue opportunities for brick-and-mortar store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.  Further, our future store growth may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

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

Dividends

On March 18, 2020, our Board of Directors approved the payment of our first quarter cash dividend to our shareholders.  The first quarter dividend of $0.085 per share was paid on April 20, 2020 to our shareholders of record as of the close of business on April 6, 2020. During fiscal 2019, the first quarter dividend was in the amount of $0.080 per share.  During the first quarters of fiscal 2020 and 2019, we returned $1.3 million and $2.0 million, respectively, to our shareholders through our quarterly cash dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit facility permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10.0 million.  See Note 7 – “Debt” to our Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of our credit facility and its covenants.

Share Repurchase Program

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of May 2, 2020, we had purchased approximately 184,000 shares at an aggregate cost of $6.9 million under this share repurchase program, and we had $43.1 million available for future repurchases.  No share repurchases have been made in the first quarter of fiscal 2020, and we do not anticipate repurchasing any shares in fiscal 2020.  However, we expect to reevaluate further share repurchases on an ongoing basis.

The new share repurchase program replaced the prior $50.0 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019. At its expiration, we had purchased approximately 933,000 shares at an aggregate cost of $30.9 million under the prior repurchase program, including 411,168 shares of common stock at a total cost of $14.0 million during the first quarter of fiscal 2019.

Our credit facility stipulates that distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement.  See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of our credit facility and its covenants.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  Our operating results depend significantly upon the sales generated during these periods.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  We experienced reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  We canceled any seasonal merchandise that had a short selling window and moved seasonal merchandise with longer selling periods to later shipping dates, as applicable.  Any other unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first quarter of fiscal 2019.  For the first quarter of fiscal 2020 the weighted average borrowings outstanding were approximately $235,000.  Based upon our average borrowing rates under the credit facility during the first quarter of fiscal 2020, an increase of 100 basis points (one percentage point) in such rates would have increased interest expense by less than $1,000.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 2, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SHOE CARNIVAL, INC.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

The risk factor entitled “The COVID-19 pandemic may further adversely affect our operations” has been updated to read as follows:

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and our results of operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are currently experiencing significant disruption and financial market volatility associated with an outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government, as well as state and local governments, have taken unprecedented measures to control the virus’ spread and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions have closed to further the practice of “social distancing” as a method to slow the outbreak.  While our supply chain has not experienced significant disruption, our business and results of operations have been significantly impacted by the temporary closure of our brick-and-mortar stores effective March 19, 2020 and reduced foot traffic and sales prior to such time.  Beginning in late April, we began re-opening stores in accordance with applicable health guidelines, and as of June 4, 2020 approximately 97% of our stores have re-opened.  As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur.  Our stock price and the stock prices of our peer companies have been volatile.  The extent of the impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•

the duration and spread of the outbreak, including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in areas in which we operate;

•	mitigating efforts deployed by government agencies and the public at large; and
•	the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Now that a significant percentage of our stores have re-opened to our customers, our customers and store employees are exposed to certain safety risks.  While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the protocols established do not work, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures.  Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

Should the COVID-19 pandemic continue to cause financial market volatility and/or adverse changes in economic conditions and consumer spending, increased operational risks and disruptions to our supply chain and distribution processes or should periods of temporary closures of our stores reoccur, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
February 2, 2020 to February 29, 2020	0	$0	0	$43,148,000
March 1, 2020 to April 4, 2020	68,796	$23.98	0	$43,148,000
April 5, 2020 to May 2, 2020	2,251	$22.44	0	$43,148,000
	71,047		0

(1)	Total number of shares purchased were shares withheld by us in connection with employee payroll tax withholding upon the vesting of share-settled equity awards.

(2)

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2020 and expiring on December 31, 2020.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
4.1	Third Amendment to Credit Agreement, dated as of April 16, 2020, by and among the Company, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	04/20/2020
4.2	Security Agreement, dated as of April 16, 2020, by and among the Company, SCHC, Inc. and SCLC, Inc., as Grantors, and Wells Fargo Bank, N.A., as administrative agent	8-K	4.2	04/20/2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2020	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)