Form 10-Q
period 2020-08-01
SHOE CARNIVAL INC
filed 2020-09-04
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2020
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 31, 2020 was 14,101,164.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current Assets:
Cash and cash equivalents	$76,885	$61,899	$37,458
Accounts receivable	6,844	2,724	2,414
Merchandise inventories	298,856	259,495	336,919
Other	13,419	5,529	10,887
Total Current Assets	396,004	329,647	387,678
Property and equipment – net	65,043	67,781	70,855
Deferred income taxes	7,289	7,833	7,020
Other noncurrent assets	10,589	8,106	4,284
Operating lease right-of-use assets	210,593	215,007	223,536
Total Assets	$689,518	$628,374	$693,373

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$129,641	$60,665	$108,410
Accrued and other liabilities	20,863	18,695	20,179
Current portion of operating lease liabilities	45,376	43,146	46,783
Total Current Liabilities	195,880	122,506	175,372
Long-term portion of operating lease liabilities	189,411	194,108	199,592
Deferred compensation	14,249	13,345	13,751
Other	991	1,052	1,098
Total Liabilities	400,531	331,011	389,813

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,524,601 shares, 20,524,601 shares and 20,527,905 shares issued, respectively	205	205	205
Additional paid-in capital	77,324	79,914	77,374
Retained earnings	387,119	395,761	381,012
Treasury stock, at cost, 6,423,437 shares, 6,516,875 shares and 5,821,887 shares, respectively	(175,661)	(178,517)	(155,031)
Total Shareholders’ Equity	288,987	297,363	303,560
Total Liabilities and Shareholders’ Equity	$689,518	$628,374	$693,373

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 1, 2020	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Net sales	$300,794	$268,221	$448,289	$522,031
Cost of sales (including buying, distribution and occupancy costs)	218,189	186,126	334,220	364,796
Gross profit	82,605	82,095	114,069	157,235
Selling, general and administrative expenses	68,207	66,421	122,932	125,953
Operating income/(loss)	14,398	15,674	(8,863)	31,282
Interest income	(4)	(86)	(93)	(417)
Interest expense	118	85	174	121
Income/(loss) before income taxes	14,284	15,675	(8,944)	31,578
Income tax expense/(benefit)	4,224	3,843	(2,814)	5,873
Net income/(loss)	$10,060	$11,832	$(6,130)	$25,705
Net income/(loss) per share:
Basic	$0.71	$0.81	$(0.44)	$1.76
Diluted	$0.71	$0.80	$(0.44)	$1.71
Weighted average shares:
Basic	14,088	14,615	14,040	14,614
Diluted	14,215	14,736	14,040	14,964

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 2, 2020	20,525	(6,436)	$205	$76,910	$378,352	$(176,009)	$279,458
Dividends declared ($0.090 per share)					(1,293)		(1,293)
Employee stock purchase plan purchases		1		(4)		46	42
Restricted stock awards		13		(329)		329	0
Shares surrendered by employees to pay taxes on restricted stock		(1)				(27)	(27)
Stock-based compensation expense				747			747
Net income					10,060		10,060
Balance at August 1, 2020	20,525	(6,423)	$205	$77,324	$387,119	$(175,661)	$288,987

Balance at May 4, 2019	20,528	(5,837)	$205	$76,282	$370,453	$(155,437)	$291,503
Dividends declared ($0.085 per share)					(1,273)		(1,273)
Employee stock purchase plan purchases		2		(5)		46	41
Restricted stock awards		13		(360)		360	0
Stock-based compensation expense				1,457			1,457
Net income					11,832		11,832
Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363
Dividends declared ($0.175 per share)					(2,512)		(2,512)
Employee stock purchase plan purchases		5		(38)		143	105
Restricted stock awards		161		(4,440)		4,440	0
Shares surrendered by employees to pay taxes on restricted stock		(72)				(1,727)	(1,727)
Stock-based compensation expense				1,888			1,888
Net loss					(6,130)		(6,130)
Balance at August 1, 2020	20,525	(6,423)	$205	$77,324	$387,119	$(175,661)	$288,987

Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification Topic 842, Leases					(2,649)		(2,649)
Dividends declared ($0.165 per share)					(2,487)		(2,487)
Employee stock purchase plan purchases		4		1		103	104
Restricted stock awards	(1)	60		(1,664)		1,664	0
Shares surrendered by employees to pay taxes on restricted stock		(321)				(10,940)	(10,940)
Purchase of common stock for treasury		(411)				(14,012)	(14,012)
Stock-based compensation expense				3,406			3,406
Net income					25,705		25,705
Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Cash Flows From Operating Activities
Net income/(loss)	$(6,130)	$25,705
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,866	8,395
Stock-based compensation	1,892	3,440
Loss on retirement and impairment of assets	2,289	205
Deferred income taxes	544	2,602
Non-cash operating lease expense	20,844	20,352
Other	334	1,643
Changes in operating assets and liabilities:
Accounts receivable	(4,120)	(1,194)
Merchandise inventories	(39,361)	(79,380)
Operating leases	(18,898)	(23,346)
Accounts payable and accrued liabilities	71,373	59,565
Other	(10,425)	(7,970)
Net cash provided by operating activities	26,208	10,017
Cash Flows From Investing Activities
Purchases of property and equipment	(7,206)	(11,490)
Other	194	8
Net cash used in investing activities	(7,012)	(11,482)
Cash Flows From Financing Activities
Borrowings under line of credit	24,903	20,000
Payments on line of credit	(24,903)	(20,000)
Proceeds from issuance of stock	105	104
Dividends paid	(2,588)	(3,250)
Purchase of common stock for treasury	0	(14,012)
Shares surrendered by employees to pay taxes on restricted stock	(1,727)	(10,940)
Net cash used in financing activities	(4,210)	(28,098)
Net increase (decrease) in cash and cash equivalents	14,986	(29,563)
Cash and cash equivalents at beginning of period	61,899	67,021
Cash and cash equivalents at end of period	$76,885	$37,458
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$156	$121
Cash paid during period for income taxes	$1,501	$4,915
Capital expenditures incurred but not yet paid	$1,390	$990
Dividends declared but not yet paid	$88	$126

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

Note 2 - Net Income/(Loss) Per Share

The following tables set forth the computation of basic and diluted net income/(loss) per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 1, 2020			August 3, 2019
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,060			$11,832
Conversion of share-based compensation arrangements	0			(11)
Net income available for basic common shares and basic net income per share	$10,060	14,088	$0.71	$11,821	14,615	$0.81
Diluted Net Income per Share:
Net income	$10,060			$11,832
Conversion of share-based compensation arrangements	0	127		(11)	121
Net income available for diluted common shares and diluted net income per share	$10,060	14,215	$0.71	$11,821	14,736	$0.80

	Twenty-six Weeks Ended
	August 1, 2020			August 3, 2019
		(In thousands, except per share data)
Basic Net Income/(Loss) per Share:	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income/(loss)	$(6,130)			$25,705
Conversion of share-based compensation arrangements	0			(53)
Net income/(loss) available for basic common shares and basic net income/(loss) per share	$(6,130)	14,040	$(0.44)	$25,652	14,614	$1.76
Diluted Net Income/(Loss) per Share:
Net income/(loss)	$(6,130)			$25,705
Conversion of share-based compensation arrangements	0	0		(52)	350
Net income/(loss) available for diluted common shares and diluted net income/(loss) per share	$(6,130)	14,040	$(0.44)	$25,653	14,964	$1.71

The computation of basic net income/(loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income/(loss) per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of restricted stock awards, restricted stock units and performance stock units, of which a small portion have a non-forfeitable right to dividends. The computation of diluted net income/(loss) per share excluded approximately 162,000 unvested share-settled equity awards for the first six months of fiscal 2020 because the impact would be anti-dilutive.  For the other periods presented, all unvested share-settled equity awards were dilutive.

Note 3 – COVID-19 Impacts

Our operations are currently experiencing significant disruption associated with the outbreak of a novel strain of coronavirus (“COVID-19”).  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The U.S. Government as well as the vast majority of states and local municipalities have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment.

The COVID-19 pandemic began significantly impacting our store operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts included the temporary closure of our brick-and-mortar stores effective March 19, 2020, reduced foot traffic and sales, deteriorating economic conditions for our customer base and some disruption to our global supply chain.  As a result, substantially all of our brick-and-mortar stores were closed for approximately 50% of the first quarter of fiscal 2020.  We reopened stores in accordance with applicable public health guidelines, and by the beginning of our second quarter, approximately 50% of our stores were reopened.  By early June of fiscal 2020, substantially all stores had reopened.  As a result of these temporary closures, our year-to-date net sales and gross profit significantly declined compared to fiscal 2019.  Our website and mobile app continued to process e-commerce orders and have been fully operational during the pandemic.  These orders were generally fulfilled at our store locations.  The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at August 1, 2020, February 1, 2020 and August 3, 2019.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 1, 2020
Cash equivalents - money market mutual funds	$69,963	$0	$0	$69,963
As of February 1, 2020
Cash equivalents - money market mutual funds	$48,080	$0	$0	$48,080
As of August 3, 2019
Cash equivalents - money market mutual funds	$15,684	$0	$0	$15,684

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

External factors, such as the local environment in which the store resides, including store traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows.  An increase or decrease in the projected cash flow can significantly impact the fair value of these assets, which may have an effect on the impairment recorded.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

During the thirteen weeks ended August 1, 2020, we recorded an impairment charge of $182,000 associated with one store.  During the twenty-six weeks ended August 1, 2020, we recorded impairment charges of $2.5 million associated with eight stores.  There were no impairments recorded during the thirteen weeks ended August 3, 2019.  During the twenty-six weeks ended August 3, 2019, we recorded an impairment charge of $40,000 associated with one store.   These charges were included in selling, general and administrative expenses.  No impairments of operating right-of-use assets have been recorded in any of these periods.

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

Stock-based compensation includes restricted stock units and performance stock units, restricted stock awards, and cash-settled stock appreciation rights. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and twenty-six weeks ended August 1, 2020, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $18,000 before the income tax benefit of $6,000, respectively.  For the thirteen and twenty-six weeks ended August 3, 2019, stock-based compensation expense for the employee stock purchase plan was $7,000 before the income tax benefit of $2,000 and $18,000 before the income tax benefit of $3,000, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 1, 2020	263,135	$29.44
Granted	158,439	14.88
Vested	(163,099)	26.76
Forfeited	(1,717)	31.94
Restricted stock units and performance stock units at August 1, 2020	256,758	$22.14

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $4.4 million and $2.0 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $14.88 and $31.28, respectively.

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2020	67,435	$24.23
Granted	12,045	24.91
Vested	(52,619)	24.20
Forfeited or expired	(14,816)	24.37
Restricted stock at August 1, 2020	12,045	$24.91

The weighted-average grant date fair value of restricted stock awards granted during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $24.91 and $26.58, respectively. The total fair value at grant date of restricted stock awards that vested during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $1.3 million and $16.9 million, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	Thirteen Weeks Ended August 1, 2020	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Stock-based compensation expense before the recognized income tax effect	$740	$1,450	$1,870	$3,388
Income tax effect	$219	$356	$588	$630

Included in the twenty-six week period ended August 1, 2020 was a tax expense of $79,000 in connection with the vesting of equity-based compensation. The twenty-six week period ended August 3, 2019 included a tax benefit in connection with the vesting of equity-based compensation of approximately $1.9 million.  As of August 1, 2020, there was approximately $3.4 million of unrecognized compensation expense remaining related to our restricted stock units, performance stock units and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.7 years. This incorporates our current assumptions with respect to the estimated requisite service period required to achieve the designated performance conditions for performance-based stock awards.

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2020	43,200	$34.95
Granted	43,000	13.79
Forfeited	(2,600)	34.95
Exercised	0	0.00
Outstanding at August 1, 2020	83,600	$24.07	2.2

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of August 1, 2020 was $4.95.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	August 1, 2020	August 3, 2019
Risk free interest rate yield curve	0.09% - 0.21%	1.66% - 2.11%
Expected dividend yield	1.5%	1.5%
Expected volatility	65.03%	48.97%
Maximum life	2.2 Years	2.7 Years
Exercise multiple	1.29	1.29
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended August 1, 2020	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Stock-based compensation expense before the recognized income tax effect	$91	$25	$4	$34
Income tax effect	$27	$6	$1	$6

As of August 1, 2020, approximately $182,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.7 years.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

(In thousands)	Thirteen Weeks Ended August 1, 2020		Thirteen Weeks Ended August 3, 2019
Non-Athletics:
Women’s	$65,167	22%	$66,277	25%
Men’s	42,319	14	40,108	15
Children’s	16,544	6	13,567	5
Total	124,030	42	119,952	45

Athletics:
Women’s	55,961	19	43,027	16
Men’s	72,941	24	56,837	21
Children’s	31,417	10	35,707	13
Total	160,319	53	135,571	50

Accessories and Other	16,445	5	12,698	5

Total	$300,794	100%	$268,221	100%

(In thousands)	Twenty-six Weeks Ended August 1, 2020		Twenty-six Weeks Ended August 3, 2019
Non-Athletics:
Women’s	$94,088	21%	$126,707	24%
Men’s	61,034	14	75,971	15
Children’s	23,553	5	25,935	5
Total	178,675	40	228,613	44

Athletics:
Women’s	88,873	20	92,714	18
Men’s	104,401	23	110,141	21
Children’s	52,081	12	66,525	13
Total	245,355	55	269,380	52

Accessories and Other	24,259	5	24,038	4

Total	$448,289	100%	$522,031	100%

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

Our brick-and-mortar stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal, Apple Pay, gift cards and a third-party installment payment option as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at August 1, 2020, February 1, 2020 and August 3, 2019.

Returns and Refunds

Customers can exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in our Condensed Consolidated Balance Sheets at each of August 1, 2020 and February 1, 2020.  Approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in our Condensed Consolidated Balance Sheet at August 3, 2019.

Contract Liabilities

We sell gift cards in our brick-and-mortar stores and through our e-commerce and mobile platforms.  Gift card purchases are recorded as an increase to contract liabilities at the time of purchase and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At August 1, 2020, February 1, 2020 and August 3, 2019, approximately $1.3 million, $1.5 million and $1.2 million of contract liabilities associated with unredeemed gift cards were recorded in our Condensed Consolidated Balance Sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $23,000 and $42,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 1, 2020, respectively.   Breakage revenue associated with our gift cards of $30,000 and $63,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 3, 2019, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen and twenty-six weeks ended August 1, 2020, approximately $922,000 and $1.9 million, respectively, of loyalty rewards were recognized in net sales.  During the thirteen and twenty-six weeks ended August 3, 2019, approximately $448,000 and $854,000, respectively, of loyalty rewards were recognized in net sales.  At August 1, 2020, February 1, 2020 and August 3, 2019, approximately $827,000, $679,000 and $352,000, of contract liabilities associated with loyalty rewards were recorded in our Condensed Consolidated Balance Sheets, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

On July 20, 2020, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. Pursuant to the Fourth Amendment, we (1) eliminated the covenant involving the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (2) amended the definition of LIBOR to establish a minimum LIBOR rate of 0.75% per annum; and (3) established increased reporting requirements to the lenders through January 31, 2021.

The Credit Agreement, as amended, contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense will not exceed 3.0 to 1.0, except for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. We were in compliance with these covenants at August 1, 2020.

The credit facility bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1.0%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.50% to 2.50%, depending on our achievement of certain performance criteria. If the stated LIBOR rate is less than 0.75%, the LIBOR rate for purposes of calculating the interest rate under the credit facility shall be 0.75%. A commitment fee is charged at 0.30% to 0.40% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.  The Credit Agreement expires on March 27, 2022.

No borrowings were outstanding under the Credit Agreement as of August 1, 2020, February 1, 2020 or August 3, 2019.  The maximum borrowings outstanding during the thirteen weeks ended August 1, 2020 and August 3, 2019 were $7.0 million and $20.0 million, respectively. The maximum borrowings outstanding during the twenty-six weeks ended August 1, 2020 and August 3, 2019 were $8.7 million and $20.0 million, respectively.  As of August 1, 2020, there were $1.2 million in letters of credit outstanding and $98.8 million available to us for borrowing under the Credit Agreement.

Note 8 – Leases

We lease all of our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of August 1, 2020.

In response to the COVID-19 pandemic and related government restrictions impacting our operations, we began seeking relief from our landlords while our stores were temporarily closed to customers.  On April 10, 2020, the Financial Accounting Standards Board staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election to forgo the evaluation of the enforceable rights and obligations of the original lease contract and whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Based on the nature of the agreements reached with many of our landlords, we have accounted for lease concessions as if they were part of the enforceable rights and obligations of the existing lease contracts and did not account for the concessions as lease modifications. When agreements with landlords to defer rent payments were reached, amounts that would have otherwise been due were reclassified as operating lease liabilities, all of which are reflected in the current portion of operating lease liabilities on our Condensed Consolidated Balance Sheet as of August 1, 2020.  For negotiations with landlords that did not result in lease concessions, we have increased accounts payable for rents that are due.  We have continued to recognize lease expense on a straight-line basis for our leases over the related lease terms.

Lease-related costs reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

(In thousands)	Thirteen Weeks Ended August 1, 2020	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Operating lease cost	$13,389	$13,231	$26,614	$27,194
Variable lease cost	787	180	974	398
CAM, property taxes and insurance	5,147	4,935	10,136	10,184
Total	$19,323	$18,346	$37,724	$37,776

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on the operations of our stores, economic conditions, financial market volatility, consumer spending and our supply chain and distribution processes; general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce website and to successfully grow our e-commerce sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%
August 1, 2020	390	2	10	382	(66,000)	4,132,000	12.6%

Year-to-date	392	2	12	382	(88,000)	4,132,000	(14.0)%

May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%
August 3, 2019	395	0	2	393	(16,000)	4,230,000	1.4%

Year-to-date	397	0	4	393	(38,000)	4,230,000	0.6%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended August 1, 2020	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 1, 2020	Twenty-six Weeks Ended August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	72.5	69.4	74.6	69.9
Gross profit	27.5	30.6	25.4	30.1
Selling, general and administrative expenses	22.7	24.8	27.4	24.1
Operating income/(loss)	4.8	5.8	(2.0)	6.0
Interest income	0.0	0.0	0.0	0.0
Income tax expense/(benefit)	1.5	1.4	(0.6)	1.1
Net income/(loss)	3.3%	4.4%	(1.4)%	4.9%

Information regarding the COVID-19 Coronavirus Pandemic (“COVID-19”)

We continue to closely monitor and manage the impact of the COVID-19 pandemic, and the safety and well-being of our customers, employees and business partners remains a top priority.  The COVID-19 pandemic has significantly impacted and is expected to continue to impact our operations, supply chains, overall economic conditions and consumer spending for the foreseeable future.  As guidance and mandates from governments and health officials continue to evolve, closures of some or all our stores may reoccur, and sales, including e-commerce sales, may be reduced.  The COVID-19 pandemic has delayed and lengthened the back-to-school shopping period and, at this time, considerable uncertainty exists regarding how the COVID-19 pandemic may affect the Christmas shopping period.

In response to the COVID-19 pandemic, all of our brick-and-mortar stores were closed effective March 19, 2020 and substantially all of our stores were closed for approximately 50% of the first fiscal quarter of 2020.  Our website and mobile app continued to accept orders after March 19, 2020 and e-commerce sales increased significantly as customer buying habits shifted to our online channel.  Approximately 50% of our stores were reopened by the beginning of our second quarter and substantially all stores had reopened by early June. As stores have reopened, we experienced increases in conversion, total average transaction and units per transaction despite reduced traffic due to the COVID-19 pandemic.  Generally, since the reopenings, sales exceeded our original fiscal 2020 plan, with some stores exceeding plan and other stores showing declines.  In the last two weeks of the second quarter of fiscal 2020, we experienced declines in sales compared to the prior year due to delays in back-to-school start dates.  In our markets, school district announced return dates are on average approximately two to three weeks later than the prior year and we expect fiscal 2020 back-to-school shopping to continue into October.  As of August 31, 2020, 65% of schools in our markets have gone back to school, compared to 95% in a typical year’s back-to-school shopping period.

We have undertaken a number of actions to mitigate the financial impact of the COVID-19 pandemic, preserve capital and keep our customers and employees safe. These actions include:

•

Implementing new health and safety procedures at our stores, corporate headquarters and distribution center. Materials, such as thermometers, cleaning supplies, new social distancing signage, and personal protective equipment have been distributed to our facilities.

•

Enhancing our liquidity by exercising the full accordion feature under our existing credit facility to increase our borrowing capacity under the facility, now collateralized by our inventory, from $50.0 million to $100.0 million, and eliminating a covenant through the first quarter of fiscal year 2021 that may have limited our access to the increased borrowing capacity.

•	Suspending repurchases under our share repurchase program until further notice.
•

Continuing to pay employees while our stores were closed and recording tax credits in selling, general and administrative (“SG&A”) expenses that offset wage expense.  This credit was associated with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and represents an employee retention tax credit to support wages paid to employees while such employees were not working.

•

Reaching agreements with many of our landlords to defer April, May and June lease payments. We continued to recognize lease expense on a straight-line basis in accordance with Generally Accepted Accounting Principles.

•

Temporarily reducing the base salaries of our executives and other senior members of the management team and the annual cash retainer fee of the Board of Directors and delaying the implementation of wage increases for certain employees while a majority of our brick-and-mortar stores were closed.

•	Reducing inventory receipts and inventory on hand and extending payment terms with many of our business partners.
•	Reducing or deferring non-essential corporate spending and capital projects and implementing hiring freezes.
•	Postponing marketing activities for brick-and-mortar stores and evaluating promotional activities.

As a result of continuing to straight-line lease expense and pay our employees, our operating expenses in the first and second quarters of fiscal 2020 were generally consistent with the comparable periods from the prior fiscal year.  However, market volatility principally caused by the COVID-19 pandemic has impacted our deferred compensation liabilities and, as a result, our overall operating expenses. Year-to-date in fiscal 2020, we recorded $2.5 million in impairment charges on long-lived assets for eight underperforming stores and have closed 12 stores.  Given the uncertainties surrounding the COVID-19 pandemic, additional impairments and closures may result in future periods.

Executive Summary for Second Quarter Ended August 1, 2020

Our second quarter sales have historically been impacted by seasonality, the timing of tax free holidays and back-to-school shopping.  In the second quarter of fiscal 2020, our historical sales patterns were significantly impacted by the COVID-19 pandemic, resulting in a shift in customer behavior away from adult dress product to higher demand in the adult athletics, children’s sandals and infant shoe categories.  The pandemic also impacted the timing of back-to-school start dates in our operating markets, resulting in lower sales in the last two weeks of the second quarter compared to the prior year.  Categories such as children’s athletics were negatively impacted by the delay in back-to-school shopping, posting a comparable store sales decrease in the low double-digits in the second quarter of fiscal 2020.

Highlights for the second quarter of fiscal 2020 and a brief discussion of some key initiatives are as follows:

•

Net sales were a record $300.8 million for the second quarter, increasing 4.6% compared to our previous record sales set in the third quarter of fiscal 2017.  Compared to the prior year second quarter, net sales increased $32.6 million, or 12.1%.  Net sales through our e-commerce platform increased 332% compared to the prior year period and represented over 20% of total revenues.  This drove a chain-wide comparable store sales increase of 12.6% during the second quarter of fiscal 2020.

•

Gross profit was generally flat, increasing $0.5 million, or 0.6%, for the quarter ended August 1, 2020, compared to the quarter ended August 3, 2019. As a percentage of net sales, gross profit decreased to 27.5% compared to 30.6% in the second quarter of fiscal 2019.  Merchandise margin decreased by 3.7% quarter-over-quarter due to higher shipping-related costs associated with e-commerce sales and an increased mix of adult athletic sales.  Athletic products typically carry lower margins compared to seasonal warm weather and dress products. Of our $32.6 million increase in net sales, $29.0 million was attributable to higher men’s and women’s athletic sales.  Our buying, distribution and occupancy costs, which are generally fixed in nature, decreased 0.6% as a percentage of net sales compared to the second quarter of fiscal 2019 due to the leveraging effect of higher sales.

•

Net income for the quarter ended August 1, 2020 was $10.1 million, or $0.71 per diluted share, compared to net income of $11.8 million, or $0.80 per diluted share, for the quarter ended August 3, 2019.  This decrease was primarily attributable to a lower gross margin and a higher effective income tax rate.

•	We ended the quarter with no cash borrowings outstanding and $76.9 million of cash and cash equivalents on our Condensed Consolidated Balance Sheet.
•

We further amended our Credit Agreement during the second quarter of fiscal 2020 to eliminate a covenant through the first quarter of fiscal year 2021 that could have limited access to our $100 million of borrowing capacity.

•

In the second quarter of fiscal 2020, we launched advanced third-party transportation and warehouse management platforms.  We plan to deploy a third-party order management system in the third quarter of fiscal 2020.  We are committed to implementing best practices in these areas and believe these enhanced systems will enable us to meet the complex demands of multi-channel fulfillment, position us for long-term growth and enhance customer satisfaction and convenience in an increasingly competitive environment.

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

•

In the second quarter of fiscal 2020, we continued to increase the membership in our Shoe Perks customer loyalty program, adding over 2 million members compared to the second quarter of the prior year, which brought total membership to over 25 million customers as of August 1, 2020.  The number of our most loyal customers, those who qualify for the Gold tier, increased 11.7% compared to the second quarter of the prior year and represent approximately 16.2% of total Shoe Perks members as of August 1, 2020.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term sales gains.

Results of Operations for the Second Quarter Ended August 1, 2020

Net Sales

Net sales were $300.8 million during the second quarter of fiscal 2020, a 12.1% increase over the prior year’s second quarter net sales of $268.2 million. Comparable stores sales increased 12.6% and e-commerce sales increased 332% quarter-over-quarter.  With respect to product mix, more athletic shoes were sold in the quarter which drove higher revenue.

Gross Profit

Gross profit was essentially flat quarter over quarter and gross profit margin decreased to 27.5% compared to 30.6% in the second quarter of fiscal 2019.  The decrease in margin was primarily due to higher shipping-related costs associated with the increase in e-commerce sales and a product mix encompassing increased adult athletics, which generally carry lower margins compared to seasonal and other non-athletic products.  These decreases were partially offset by the leveraging effect of higher sales on buying, distribution, and occupancy costs, which are generally fixed in nature.

Selling, General and Administrative Expenses

SG&A expenses increased $1.8 million in the second quarter of fiscal 2020 to $68.2 million compared to $66.4 million in the second quarter of fiscal 2019. The primary factors were as follows:

•	E-commerce fulfillment costs increased $1.8 million on higher sales through that channel.

•	Incentive compensation expense increased approximately $1.3 million due to improved financial performance.
•

Due to financial market volatility, our deferred compensation plan experienced higher returns compared to the prior year, which increased operating expenses by approximately $1.3 million year-over-year.

•

Store-level wages decreased $1.9 million.  This decrease was primarily attributable to an employee payroll retention tax credit, a component of the CARES Act that was signed into law in March 2020.  We have not furloughed any employees.  This credit lowered our payroll tax expense to support wages paid to our employees while they were not working.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2020 was 29.6% as compared to 24.5% for the same period in fiscal 2019. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The increase in effective rate in the quarter was primarily due to a reversal of a net operating loss carryback recorded in the first quarter of fiscal 2020 due to improved financial performance.  For the full fiscal year of 2020, we expect our tax rate to be approximately 23% compared to our 21.6% effective tax rate in fiscal 2019.

Results of Operations for the Six-Month Period Ended August 1, 2020

Net Sales

Net sales were $448.3 million year-to-date in fiscal 2020, a 14.1% decrease over the prior year’s year-to-date net sales of $522.0 million. The decrease in net sales was primarily due to the temporary closure of our brick-and-mortar stores for approximately 50% of the first quarter of fiscal 2020 as a result of the COVID-19 pandemic.  The decrease in brick-and-mortar sales was partially offset by a 249% increase in e-commerce sales year-over-year as our customers shifted to online shopping amid government mandated stay-at-home orders.

Gross Profit

Year-to-date gross profit margin for fiscal 2020 decreased to 25.4% compared to 30.1% year-to-date in fiscal 2019.  The decrease was primarily due to higher shipping-related costs associated with the increase in e-commerce sales, a higher mix of adult athletic sales that carry lower margins and the deleveraging effect of lower sales, primarily on occupancy costs, which are fixed in nature.

Selling, General and Administrative Expenses

Year-to-date SG&A decreased $3.0 million to $122.9 million on a year-to-date basis compared to $126.0 million in fiscal 2019.  The primary factors were as follows:

•

Store-level wages decreased $5.7 million.  This decrease was primarily attributable to an employee payroll retention tax credit, a component of the CARES Act that was signed into law in March 2020.  We have not furloughed any employees.  This credit lowered our payroll tax expense to support wages paid to our employees while they were not working.

•	E-commerce fulfillment costs increased $3.3 million due to higher sales through that channel.
•

Share-based compensation expense decreased approximately $1.5 million as fewer share-based awards were outstanding during fiscal 2020 and awards granted in the first quarter of fiscal 2020 were issued at a lower share price and vest over a longer period compared to awards granted in prior years.

•	Our deferred compensation plan experienced reduced returns compared to the prior year, which decreased operating expenses approximately $0.8 million year-over-year.
•	Depreciation and amortization included in selling, general and administrative expenses declined approximately $1.0 million year-over-year primarily due to operating fewer stores during fiscal 2020.
•	During fiscal 2020, we recorded impairment charges on long-lived assets totaling $2.5 million on eight underperforming stores, compared to $40,000 recorded in the prior year.

Income Taxes

The effective income tax rate year-to-date for fiscal 2020 was 31.5% as compared to 18.6% for the same period in fiscal 2019. The primary reason for the change in our effective tax rate was the $1.9 million tax benefit related to the vesting of equity-based compensation recognized in the first quarter of fiscal 2019 and the timing of other discrete tax adjustments.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, receipts from customers and availability under our credit facility.  While the economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are working capital needs, which are principally inventory purchases, store initiatives, dividend payments, the financing of capital projects, including investments in new systems, and various other commitments and obligations.  We have suspended repurchases under our share repurchase program to preserve liquidity during the COVID-19 pandemic.

Cash Flow - Operating Activities

Our net cash generated from operating activities was $26.2 million in the first six months of fiscal 2020 compared to net cash generated from operating activities of $10.0 million in the first six months of fiscal 2019. The increase in operating cash flow was primarily driven by the timing of vendor payments for inventory, partially offset by reduced cash receipts on lower sales and our continued investment in software as a service hosted arrangements.

Working capital decreased to $200.1 million at August 1, 2020 from $212.3 million at August 3, 2019, primarily due to lower inventory positions and increased accounts payable compared to the first six months of fiscal 2019.  Our current ratio was 2.0 as of August 1, 2020 compared to 2.2 as of August 3, 2019.

Cash Flow - Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. Year-to-date in fiscal 2020, we expended $7.2 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities. During the first half of fiscal 2019, we expended $11.5 million for the purchase of property and equipment, of which approximately $7.0 million was for the purchase of our corporate headquarters and the remainder was for continued investments in technology and normal asset replacement activities.

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

Year-to-date in fiscal 2020, net cash used in financing activities was $4.2 million compared to $28.1 million year-to-date in fiscal 2019. The decrease in net cash used in financing activities was primarily due to the suspension of repurchases under our share repurchase program and fewer shares withheld upon the vesting of equity awards during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  During fiscal 2020, we borrowed and repaid $24.9 million under our credit facility.  We had no outstanding borrowings under our credit facility at August 1, 2020.  Year-to-date in fiscal 2019, we borrowed and repaid $20 million under our credit facility.

Letters of credit outstanding were $1.2 million at August 1, 2020. Our credit facility requires us to maintain compliance with various financial covenants, the most restrictive of which are disclosed in Note 7 – “Debt” to our Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We were in compliance with these covenants as of August 1, 2020.

Capital Expenditures

Capital expenditures for fiscal 2020, including actual expenditures during in the first half of that fiscal year, are expected to be $15 million to $16 million, with approximately $8 million to $10 million to be used for new stores, relocations and remodels and approximately $3 million to $4 million for upgrades to our distribution center.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  Further, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Openings and Closings – Fiscal 2020

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  In fiscal 2020, we expect to open four new stores within our existing 35-state geographic footprint, two of which were opened in the second quarter.  In the first half of fiscal 2020, we closed 12 stores.  We expect to close one additional store in fiscal 2020.  We expect to pursue opportunities for brick-and-mortar store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.  Further, our future store growth may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

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

Dividends

On June 11, 2020, our Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The second quarter dividend of $0.090 per share was paid on July 20, 2020 to our shareholders of record as of the close of business on July 6, 2020. The amount per share represents a 5.9% increase over the first quarter dividend of $0.085 per share paid on April 20, 2020. During fiscal 2019, the first quarter dividend was in the amount of $0.080 per share and the second quarter dividend was $0.085 per share.  During the first half of fiscal 2020 and 2019, we returned $2.6 million and $3.2 million, respectively, to our shareholders through our quarterly cash dividends.

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

Share Repurchase Program

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of August 1, 2020, we had purchased approximately 184,000 shares at an aggregate cost of $6.9 million under this share repurchase program, and we had $43.1 million available for future repurchases.  No share repurchases have been made in fiscal 2020, and, given the uncertainty associated with the COVID-19 pandemic, we do not anticipate repurchasing any shares in fiscal 2020.  However, we expect to reevaluate further share repurchases on an ongoing basis.

The new share repurchase program replaced the prior $50.0 million share repurchase program that was authorized in December 2018 and expired in accordance with its terms on December 31, 2019. At its expiration, we had purchased approximately 933,000 shares at an aggregate cost of $30.9 million under the prior repurchase program, including 411,168 shares of common stock at a total cost of $14.0 million year-to-date in fiscal 2019.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  Our operating results depend significantly upon the sales generated during these periods.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  We experienced reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  We canceled any seasonal merchandise that had a short selling window and moved seasonal merchandise with longer selling periods to later shipping dates, as applicable.  The back-to-school shopping period has also been impacted by the COVID-19 pandemic and is scheduled to start later and last longer than previous years in many of our markets.  In the last two weeks of the second quarter of fiscal 2020, we experienced comparable store sales declines compared to the same period in the prior year due to the delay in back-to-school start dates.  We anticipate that approximately 40% of school districts in the markets where we operate will return with virtual-only instruction, which may decrease our sales in those markets. Any other unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. For the first six months of fiscal 2020, the weighted average borrowings outstanding were approximately $511,000.  Based upon our average borrowing rates under the credit facility during the first six months of fiscal 2020, an increase of 100 basis points (one percentage point) in such rates would have increased interest expense by approximately $3,000.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 1, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and our Quarterly Report for the quarter ended May 2, 2020.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, any of which could materially affect our business, financial condition and results of operations.

The risk factor entitled “The COVID-19 pandemic may further adversely affect our operations” has been updated to read as follows:

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and our results of operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are currently experiencing significant disruption and financial market volatility associated with an outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government, as well as state and local governments, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions have closed to further the practice of “social distancing” as a method to slow the outbreak.  While our supply chain has not experienced significant disruption, our business and results of operations have been significantly impacted by the temporary closure of our brick-and-mortar stores effective March 19, 2020 and reduced foot traffic and sales prior to such time.  Beginning in late April, we began reopening stores in accordance with applicable health guidelines, and by the end of the second quarter of fiscal 2020, all of our stores were reopened.  As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur.  Our stock price and the stock prices of our peer companies have been volatile.  The extent of the impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•	the duration and spread of the outbreak, including whether there are additional periods of increases or spikes in the number of COVID-19 cases in future periods in areas in which we operate;
•	mitigating efforts deployed by government agencies and the public at large; and
•	the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Now that our stores have reopened to our customers, our customers and store employees are exposed to certain safety risks.  While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the protocols established do not work, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures.  Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

Should the COVID-19 pandemic continue to cause financial market volatility and/or adverse changes in economic conditions and consumer spending, increased operational risks and disruptions to our supply chain and distribution processes, or should periods of temporary closures of our stores reoccur, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
May 3, 2020 to May 30, 2020	618	$22.96	0	$43,148,000
May 31, 2020 to July 4, 2020	423	$29.23	0	$43,148,000
July 5, 2020 to August 1, 2020	0	$0	0	$43,148,000
	1,041		0

(1)	Total number of shares purchased were shares withheld by us in connection with employee payroll tax withholding upon the vesting of share-settled equity awards.

(2)

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2020 and expiring on December 31, 2020.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
4.1	Fourth Amendment to Credit Agreement, dated as of July 20, 2020, by and among the Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	07/20/2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2020	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)