Form 10-Q
period 2020-10-31
SHOE CARNIVAL INC
filed 2020-12-04
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020
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

(812) 867-4034
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at December 1, 2020 was 14,103,570.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current Assets:
Cash and cash equivalents	$46,740	$61,899	$33,707
Accounts receivable	8,435	2,724	2,470
Merchandise inventories	274,264	259,495	298,002
Other	10,727	5,529	10,868
Total Current Assets	340,166	329,647	345,047
Property and equipment – net	63,434	67,781	69,147
Deferred income taxes	6,283	7,833	7,678
Other noncurrent assets	11,802	8,106	3,692
Operating lease right-of-use assets	201,658	215,007	222,148
Total Assets	$623,343	$628,374	$647,712

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$50,897	$60,665	$66,089
Accrued and other liabilities	25,346	18,695	22,052
Current portion of operating lease liabilities	48,984	43,146	42,481
Total Current Liabilities	125,227	122,506	130,622
Long-term portion of operating lease liabilities	179,335	194,108	202,138
Deferred compensation	14,600	13,345	13,220
Other	964	1,052	984
Total Liabilities	320,126	331,011	346,964

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,524,601 shares, 20,524,601 shares and 20,527,244 shares issued, respectively	205	205	205
Additional paid-in capital	78,104	79,914	78,859
Retained earnings	400,505	395,761	393,497
Treasury stock, at cost, 6,421,031 shares, 6,516,875 shares and 6,338,584 shares, respectively	(175,597)	(178,517)	(171,813)
Total Shareholders’ Equity	303,217	297,363	300,748
Total Liabilities and Shareholders’ Equity	$623,343	$628,374	$647,712

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 31, 2020	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Net sales	$274,579	$274,645	$722,868	$796,676
Cost of sales (including buying, distribution and occupancy costs)	186,818	189,911	521,038	554,707
Gross profit	87,761	84,734	201,830	241,969
Selling, general and administrative expenses	67,598	66,584	190,530	192,537
Operating income	20,163	18,150	11,300	49,432
Interest income	(2)	(163)	(95)	(580)
Interest expense	119	34	293	155
Income before income taxes	20,046	18,279	11,102	49,857
Income tax expense	5,368	4,553	2,554	10,426
Net income	$14,678	$13,726	$8,548	$39,431
Net income per share:
Basic	$1.04	$0.95	$0.61	$2.71
Diluted	$1.03	$0.94	$0.60	$2.66
Weighted average shares:
Basic	14,090	14,404	14,057	14,544
Diluted	14,266	14,556	14,225	14,826

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at August 1, 2020	20,525	(6,423)	$205	$77,324	$387,119	$(175,661)	$288,987
Dividends declared ($0.090 per share)					(1,292)		(1,292)
Employee stock purchase plan purchases		2		1		46	47
Restricted stock awards				(27)		27	0
Shares surrendered by employees to pay taxes on restricted stock						(9)	(9)
Stock-based compensation expense				806			806
Net income					14,678		14,678
Balance at October 31, 2020	20,525	(6,421)	$205	$78,104	$400,505	$(175,597)	$303,217

Balance at August 3, 2019	20,528	(5,822)	$205	$77,374	$381,012	$(155,031)	$303,560
Dividends declared ($0.085 per share)					(1,241)		(1,241)
Employee stock purchase plan purchases		1		1		43	44
Restricted stock awards	(1)	7		(178)		178	0
Shares surrendered by employees to pay taxes on restricted stock		(3)				(100)	(100)
Purchase of common stock for treasury		(522)				(16,903)	(16,903)
Stock-based compensation expense				1,662			1,662
Net income					13,726		13,726
Balance at November 2, 2019	20,527	(6,339)	$205	$78,859	$393,497	$(171,813)	$300,748

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363
Dividends declared ($0.265 per share)					(3,804)		(3,804)
Employee stock purchase plan purchases		7		(37)		189	152
Restricted stock awards		161		(4,467)		4,467	0
Shares surrendered by employees to pay taxes on restricted stock		(72)				(1,736)	(1,736)
Stock-based compensation expense				2,694			2,694
Net income					8,548		8,548
Balance at October 31, 2020	20,525	(6,421)	$205	$78,104	$400,505	$(175,597)	$303,217

Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification Topic 842, Leases					(2,649)		(2,649)
Dividends declared ($0.250 per share)					(3,728)		(3,728)
Employee stock purchase plan purchases		5		2		146	148
Restricted stock awards	(2)	67		(1,842)		1,842	0
Shares surrendered by employees to pay taxes on restricted stock		(324)				(11,040)	(11,040)
Purchase of common stock for treasury		(933)				(30,915)	(30,915)
Stock-based compensation expense				5,068			5,068
Net income					39,431		39,431
Balance at November 2, 2019	20,527	(6,339)	$205	$78,859	$393,497	$(171,813)	$300,748

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Cash Flows From Operating Activities
Net income	$8,548	$39,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,034	12,652
Stock-based compensation	2,881	5,207
Loss on retirement and impairment of assets	2,427	767
Deferred income taxes	1,550	1,944
Non-cash operating lease expense	31,087	30,932
Other	494	1,111
Changes in operating assets and liabilities:
Accounts receivable	(5,711)	(1,251)
Merchandise inventories	(14,769)	(40,463)
Operating leases	(26,673)	(34,306)
Accounts payable and accrued liabilities	(2,544)	17,173
Other	(9,154)	(5,165)
Net cash provided by operating activities	170	28,032
Cash Flows From Investing Activities
Purchases of property and equipment	(10,083)	(15,081)
Other	194	8
Net cash used in investing activities	(9,889)	(15,073)
Cash Flows From Financing Activities
Borrowings under line of credit	24,903	20,000
Payments on line of credit	(24,903)	(20,000)
Proceeds from issuance of stock	152	148
Dividends paid	(3,856)	(4,466)
Purchase of common stock for treasury	0	(30,915)
Shares surrendered by employees to pay taxes on restricted stock	(1,736)	(11,040)
Net cash used in financing activities	(5,440)	(46,273)
Net decrease in cash and cash equivalents	(15,159)	(33,314)
Cash and cash equivalents at beginning of period	61,899	67,021
Cash and cash equivalents at end of period	$46,740	$33,707
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$276	$155
Cash paid during period for income taxes	$1,812	$6,277
Capital expenditures incurred but not yet paid	$808	$510
Dividends declared but not yet paid	$113	$151

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing customers the convenience of shopping at any of our store locations or online.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts.  We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.  References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 31, 2020			November 2, 2019
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$14,678			$13,726
Conversion of stock-based compensation arrangements	0			(12)
Net income available for basic common shares and basic net income per share	$14,678	14,090	$1.04	$13,714	14,404	$0.95
Diluted Net Income per Share:
Net income	$14,678			$13,726
Conversion of stock-based compensation arrangements	0	176		(12)	152
Net income available for diluted common shares and diluted net income per share	$14,678	14,266	$1.03	$13,714	14,556	$0.94

	Thirty-nine Weeks Ended
	October 31, 2020			November 2, 2019
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$8,548			$39,431
Conversion of share-based compensation arrangements	0			(66)
Net income available for basic common shares and basic net income per share	$8,548	14,057	$0.61	$39,365	14,544	$2.71
Diluted Net Income per Share:
Net income	$8,548			$39,431
Conversion of share-based compensation arrangements	0	168		(65)	282
Net income available for diluted common shares and diluted net income per share	$8,548	14,225	$0.60	$39,366	14,826	$2.66

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of restricted stock awards, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020 and vested during the thirty-nine weeks ended October 31, 2020, had a non-forfeitable right to dividends. The computation of diluted net income per share excluded approximately 2,000 unvested share-settled awards for the third quarter of fiscal 2020 and 3,000 unvested share-settled equity awards for the first nine months of fiscal 2020 because the impact would be anti-dilutive.  For the other periods presented, all unvested share-settled equity awards were dilutive.

Note 3 – COVID-19 Impacts

Our operations have been significantly disrupted by the outbreak of a novel strain of coronavirus (“COVID-19”).  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The U.S. Government, as well as the vast majority of states and local municipalities, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment.

The COVID-19 pandemic began significantly impacting our operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts included the temporary closure of our physical stores effective March 19, 2020, reduced foot traffic and sales, deteriorating economic conditions for our customer base, and some disruption to our global supply chain.  We began reopening physical stores in accordance with applicable public health guidelines in late April.  By the beginning of the second fiscal quarter, approximately 50 percent of our stores were reopened, and by early June, substantially all of our stores had reopened.  Our website and mobile app have been fully operational during the pandemic with digital orders generally fulfilled by our store locations.  As of October 31, 2020, we do not have any stores closed due to the pandemic; however, the COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at October 31, 2020, February 1, 2020 and November 2, 2019.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 31, 2020
Cash equivalents - money market mutual funds	$48,883	$0	$0	$48,883
As of February 1, 2020
Cash equivalents - money market mutual funds	$48,080	$0	$0	$48,080
As of November 2, 2019
Cash equivalents - money market mutual funds	$21,046	$0	$0	$21,046

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

We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.  Our estimates are derived from an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, exercise of future lease renewal options and the store’s contribution to cash flows and, by their nature, include judgments about how current initiatives will impact future performance. We estimate the fair value of operating lease right-of-use assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.

External factors, such as the local environment in which the store is located, including store traffic and competition, are evaluated in terms of their effect on sales trends. Changes in sales and operating income assumptions or unfavorable changes in external factors can significantly impact the estimated future cash flows.  An increase or decrease in the projected cash flow can significantly impact the fair value of these assets, which may have an effect on the impairment recorded.  If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

During the thirteen weeks ended October 31, 2020, we recorded an impairment charge of $211,000 associated with one store.  During the thirty-nine weeks ended October 31, 2020, we recorded impairment charges of $2.7 million associated with nine stores.  During the thirteen weeks ended November 2, 2019, we recorded impairment charges of $561,000 related to three stores.  During the thirty-nine weeks ended November 2, 2019, we recorded an impairment charges of $604,000 associated with four stores.   These charges were included in selling, general and administrative expenses.  No impairments of operating right-of-use assets have been recorded in any of these periods.

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

Stock-based compensation includes restricted stock units and performance stock units, restricted stock awards, and cash-settled stock appreciation rights. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. For the thirteen and thirty-nine weeks ended October 31, 2020, stock-based compensation expense for the employee stock purchase plan was $8,000 before the income tax benefit of $2,000 and $27,000 before the income tax benefit of $6,000, respectively.  For the thirteen and thirty-nine weeks ended November 2, 2019, stock-based compensation expense for the employee stock purchase plan was $8,000 before the income tax benefit of $2,000 and $25,000 before the income tax benefit of $5,000, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 1, 2020	263,135	$29.44
Granted	158,439	14.88
Vested	(164,099)	26.80
Forfeited or expired	(1,717)	31.94
Restricted stock units and performance stock units at October 31, 2020	255,758	$22.10

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $4.4 million and $2.3 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $14.88 and $31.29, respectively.

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2020	67,435	$24.23
Granted	12,045	24.91
Vested	(52,619)	24.20
Forfeited or expired	(14,816)	24.37
Restricted stock at October 31, 2020	12,045	$24.91

The total fair value at grant date of restricted stock awards that vested during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $1.3 million and $17.0 million, respectively. The weighted-average grant date fair value of restricted stock awards granted during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $24.91 and $26.58, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	Thirteen Weeks Ended October 31, 2020	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Stock-based compensation expense before the recognized income tax effect	$797	$1,655	$2,667	$5,043
Income tax effect	$213	$412	$613	$1,055

Included in the thirty-nine week period ended October 31, 2020 was a tax expense of $81,000 in connection with the vesting of stock-based compensation. The thirty-nine week period ended November 2, 2019 included a tax benefit in connection with the vesting of stock-based compensation of approximately $2.0 million.  As of October 31, 2020, approximately $2.6 million of unrecognized compensation expense remained related to our restricted stock units, performance stock units and service-based restricted stock awards. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (“SARs”) are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2020 will vest and become fully exercisable on March 31, 2021 and any unexercised SARs will expire on March 31, 2023.  SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020 and any unexercised SARs will expire on March 31, 2022.  The SARs issued have a defined maximum gain of $10.00 over the exercise price of $13.79 for awards granted in fiscal 2020 and over the exercise price of $34.95 for awards granted in fiscal 2019.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2020	43,200	$34.95
Granted	43,000	13.79
Forfeited or expired	(3,400)	32.46
Exercised	(2,400)	34.95
Outstanding at October 31, 2020	80,400	$23.74	1.9

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of October 31, 2020 was $8.54.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	October 31, 2020	November 2, 2019
Risk free interest rate yield curve	0.08% - 0.38%	1.53% - 1.58%
Expected dividend yield	1.2%	1.0%
Expected volatility	64.09%	50.03%
Maximum life	1.9 Years	2.4 Years
Exercise multiple	1.29	1.29
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 31, 2020	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Stock-based compensation expense before the recognized income tax effect	$183	$104	$187	$139
Income tax effect	$49	$26	$43	$29

As of October 31, 2020, approximately $145,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.4 years.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

(In thousands)	Thirteen Weeks Ended October 31, 2020		Thirteen Weeks Ended November 2, 2019
Non-Athletics:
Women’s	$54,164	20%	$61,126	22%
Men’s	34,676	13	35,446	13
Children’s	15,145	5	14,713	5
Total	103,985	38	111,285	40

Athletics:
Women’s	50,935	19	46,742	17
Men’s	59,355	22	56,112	20
Children’s	43,662	16	46,081	17
Total	153,952	57	148,935	54

Accessories and Other	16,642	5	14,425	6

Total	$274,579	100%	$274,645	100%

(In thousands)	Thirty-nine Weeks Ended October 31, 2020		Thirty-nine Weeks Ended November 2, 2019
Non-Athletics:
Women’s	$148,252	21%	$187,834	24%
Men’s	95,710	13	111,417	14
Children’s	38,698	5	40,649	5
Total	282,660	39	339,900	43

Athletics:
Women’s	139,808	19	139,457	18
Men’s	163,757	23	166,253	21
Children’s	95,743	13	112,605	14
Total	399,308	55	418,315	53

Accessories and Other	40,900	6	38,461	4

Total	$722,868	100%	$796,676	100%

Accounting Policy and Performance Obligations

We operate as a multi-channel, family footwear retailer and provide the convenience of shopping at our physical stores or shopping online through our e-commerce and mobile platforms.  As part of our multi-channel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock at a particular store.  We also offer “buy online, pick up in store” services for our customers.  “Buy online, pick up in store” provides the convenience of local pickup for our customers.

For our physical stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario described above and includes sales made via our Shoes 2U program when customers choose to pick up their goods at a physical store.  For sales made through our e-commerce site or mobile app in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped from our stores or distribution center.  This also includes sales made via our Shoes 2U program when the customer chooses home delivery.

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

Our physical stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce and mobile platforms accept credit/debit cards, PayPal, Apple Pay, Klarna and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at October 31, 2020, February 1, 2020 and November 2, 2019.

Returns and Refunds

Customers can exchange or return products for a refund within a limited period of time.  We have established a returns allowance based upon historical experience in order to estimate these transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities at each of October 31, 2020 and February 1, 2020.  Approximately $600,000 of refund liabilities and $410,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities at November 2, 2019.

Contract Liabilities

We offer gift cards in our stores and through our e-commerce and mobile platforms.  When a gift card is issued, the issuance is recorded as an increase to contract liabilities at the time of issuance and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At October 31, 2020, February 1, 2020 and November 2, 2019, approximately $1.2 million, $1.5 million and $1.1 million of contract liabilities associated with unredeemed gift cards were recorded in accrued and other liabilities, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $27,000 and $69,000 was recognized in net sales during the thirteen and thirty-nine weeks ended October 31, 2020, respectively. Breakage revenue associated with our gift cards of $29,000 and $91,000 was recognized in net sales during the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases either in-store or through our online platform.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable at any of our stores or online.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen and thirty-nine weeks ended October 31, 2020, approximately $1.3 million and $3.2 million, respectively, of loyalty rewards were recognized in net sales.  During the thirteen and thirty-nine weeks ended November 2, 2019, approximately $632,000 and $1.5 million, respectively, of loyalty rewards were recognized in net sales.  At October 31, 2020, February 1, 2020 and November 2, 2019, approximately $828,000, $679,000 and $533,000, respectively, of contract liabilities associated with loyalty rewards were recorded in accrued and other liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

The Credit Agreement, as amended, contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense will not exceed 3.0 to 1.0, except for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. We were in compliance with these covenants at October 31, 2020.

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

No borrowings were outstanding under the Credit Agreement as of October 31, 2020, February 1, 2020 or November 2, 2019.  There were no borrowings outstanding during the thirteen weeks ended October 31, 2020 and November 2, 2019. The maximum borrowings outstanding during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 were $8.7 million and $20.0 million, respectively.  As of October 31, 2020, there were $1.2 million in letters of credit outstanding and $98.8 million available to us for borrowing under the Credit Agreement.

Note 8 – Leases

We lease all of our physical stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of October 31, 2020.

In response to the COVID-19 pandemic and related government restrictions impacting our operations, we began seeking relief from our landlords while our stores were temporarily closed to customers.  On April 10, 2020, the Financial Accounting Standards Board staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election to forgo the evaluation of the enforceable rights and obligations of the original lease contract and whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Based on the nature of the agreements reached with many of our landlords, we have accounted for lease concessions as if they were part of the enforceable rights and obligations of the existing lease contracts and did not account for the concessions as lease modifications. When agreements with landlords to defer rent payments were reached, amounts that would have otherwise been due were reclassified as operating lease liabilities, all of which are reflected in the current portion of operating lease liabilities on our Condensed Consolidated Balance Sheet as of October 31, 2020.  For negotiations with landlords that did not result in lease concessions, we have increased accounts payable for rents that are due.  We have continued to recognize lease expense on a straight-line basis for our leases over the related lease terms.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

(In thousands)	Thirteen Weeks Ended October 31, 2020	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Operating lease cost	$13,432	$13,700	$40,047	$41,094
Variable lease cost	490	447	1,464	874
CAM, property taxes and insurance	4,888	4,935	15,023	15,119
Total	$18,810	$19,082	$56,534	$57,087

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on the operations of our stores, economic conditions, financial market volatility, consumer spending and our supply chain and distribution processes; general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic crisis in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce website and mobile app and to successfully grow our multi-channel sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cyber-security breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; the impact of regulatory changes in the United States and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, “Risk Factors” in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing customers the convenience of shopping at any of our store locations, our mobile app or online at www.shoecarnival.com.  Our stores combine competitive pricing with a promotional, high-energy in-store environment that encourages customer participation and injects fun and excitement into every shopping experience.  We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce site and mobile app through special promotions and limited time sales.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales
May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%
August 1, 2020	390	2	10	382	(66,000)	4,132,000	12.6%
October 31, 2020	382	1	0	383	10,000	4,142,000	0.9%

Year-to-date	392	3	12	383	(78,000)	4,142,000	(8.8)%

May 4, 2019	397	0	2	395	(22,000)	4,246,000	(0.2)%
August 3, 2019	395	0	2	393	(16,000)	4,230,000	1.4%
November 2, 2019	393	1	1	393	1,000	4,231,000	3.5%

Year-to-date	397	1	5	393	(37,000)	4,231,000	1.6%

Comparable store sales for the periods indicated include stores that have been open for 13 full months after such store’s grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales. Due to our multi-channel strategy, we view e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 31, 2020	Thirteen Weeks Ended November 2, 2019	Thirty-nine Weeks Ended October 31, 2020	Thirty-nine Weeks Ended November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	68.0	69.1	72.1	69.6
Gross profit	32.0	30.9	27.9	30.4
Selling, general and administrative expenses	24.7	24.3	26.3	24.2
Operating income	7.3	6.6	1.6	6.2
Interest income	0.0	(0.1)	0.0	(0.1)
Income tax expense	1.9	1.7	0.4	1.3
Net income	5.4%	5.0%	1.2%	5.0%

Information regarding the COVID-19 Coronavirus Pandemic (“COVID-19”)

We continue to closely monitor and manage the impact of the COVID-19 pandemic, and the safety and well-being of our customers, employees and business partners remains a top priority.  The COVID-19 pandemic has significantly impacted, and is expected to continue to impact, our operations, supply chains, overall economic conditions, and consumer spending for the foreseeable future.  As guidance and mandates from governments and health officials continue to evolve, closures of some or all our stores may reoccur, and sales, including e-commerce sales, may be reduced.  The COVID-19 pandemic delayed and extended the back-to-school shopping period and, at this time, uncertainty remains regarding how the COVID-19 pandemic may affect the Christmas shopping period.

In response to the COVID-19 pandemic, all of our physical stores were closed effective March 19, 2020.  Our website and mobile app continued to accept orders after March 19, 2020, and our e-commerce sales have increased significantly in fiscal 2020 as customers shifted to our online channel.  We began reopening our physical stores in accordance with applicable public health guidelines in late April.  By the beginning of our second fiscal quarter, approximately 50 percent of our stores were reopened, and by early June, substantially all of our stores had reopened. As stores have reopened, we experienced increases in conversion and total average transaction despite reduced traffic due to the COVID-19 pandemic.  In our markets, back-to-school shopping continued into October, as many school districts in our markets delayed their back-to-school start dates.  We do not have any stores closed due to the pandemic as of October 31, 2020.

We have undertaken a number of actions to mitigate the financial impact of the COVID-19 pandemic, preserve capital and keep our customers and employees safe. These actions include:

•

Implementing new health and safety procedures at our stores, corporate headquarters and distribution center. Materials, such as thermometers, cleaning supplies, social distancing signage, and personal protective equipment have been distributed to our facilities.

•

Enhancing our liquidity by exercising the full accordion feature under our existing credit facility to increase our borrowing capacity under the facility, now collateralized by our inventory, from $50.0 million to $100.0 million, and eliminating a covenant through the first quarter of fiscal year 2021 that may have limited our access to the increased borrowing capacity.

•	Voluntarily suspending repurchases under our share repurchase program until further notice.
•

Continuing to pay employees while our stores were closed and recording tax credits in selling, general and administrative (“SG&A”) expenses that offset wage expense.  This credit was associated with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and represents an employee retention tax credit to support wages paid to employees while such employees were not working.

•

Reaching agreements with certain landlords to defer approximately $3.1 million of April, May and June lease payments with repayments scheduled primarily for the second half of fiscal 2020. We continued to recognize lease expense on a straight-line basis in accordance with Generally Accepted Accounting Principles.

•	Temporarily reducing the base salaries of our named executive officers and the annual cash retainer fee of the Board of Directors while a majority of our physical stores were closed.
•	Temporarily reducing inventory receipts and inventory on hand and extending payment terms with many of our business partners.
•	Reducing or deferring non-essential corporate spending and capital projects and implementing hiring freezes.
•	Postponing marketing activities for physical stores and evaluating promotional activities.

Year-to-date in fiscal 2020, we impaired nine and closed 12 physical stores and recorded $3.5 million in impairment charges and closing costs. Given the uncertainties surrounding the COVID-19 pandemic, additional impairments and closures may result in future periods.

Executive Summary for the Third Fiscal Quarter Ended October 31, 2020

Our third quarter sales have historically been impacted by back-to-school shopping and the transition to fall seasonal shopping.  Our sales patterns in the third quarter of fiscal 2020 have been significantly impacted by the COVID-19 pandemic, which caused a delay in the timing of back-to-school start dates in the markets we serve.  As a result, we saw sales shift from August into September and October, and we ended the third quarter with a 0.9 percent increase in comparable store sales.  We achieved this comparable store sales gain despite approximately 10 percent of schools in our markets not having returned to in-person learning at the end of the period.  Our third quarter comparable store increase was primarily driven by a high-single digit increase in adult athletics and increases in seasonal sandals and men’s work boots.  In the third quarter of fiscal 2020, we posted record levels of gross profit, net income and diluted net income per share.

Highlights for the third quarter of fiscal 2020 and a brief discussion of some key initiatives are as follows:

•

Net sales for the third quarter of fiscal 2020 of $274.6 million were generally flat compared to the prior year third quarter.  E-commerce sales increased over 150 percent compared to the prior year and represented more than 13 percent of net sales.  The increase in e-commerce sales drove a chain-wide comparable store sales increase of 0.9 percent on top of a 3.5 percent comparable store sales increase in the third quarter of fiscal 2019.

•

Net income for the third quarter of fiscal 2020 was $14.7 million, or $1.03 per diluted share, compared to net income of $13.7 million, or $0.94 per diluted share, in the third quarter of fiscal 2019.  Net income and diluted net income per share in the third quarter of 2020 were both quarterly records, surpassing the previous records by 5.8 percent and 9.6 percent, respectively.

•

We posted a record quarterly gross profit of $87.8 million, a $3.0 million increase compared to the prior year third quarter. As a percentage of net sales, gross profit increased to 32.0 percent compared to 30.9 percent in the third quarter of fiscal 2019.

•	We had no cash borrowings during the third quarter and ended the quarter with $46.7 million of cash and cash equivalents.
•

In the third quarter of fiscal 2020, we continued to increase membership in our Shoe Perks customer loyalty program, approaching 10 percent growth compared to the prior year third quarter.  This brought total membership in the program to nearly 26 million customers as of October 31, 2020.  Membership in our Gold tier, which offers premium perks and rewards, increased over 17 percent compared to the third quarter of the prior year.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.

•

In the third quarter of fiscal 2020, we launched a third-party order management system to support our growing multi-channel business. In the second quarter of fiscal 2020, we implemented third-party transportation and warehouse management platforms that provide enhanced productivity, flexibility and optimized operations for our supply chain.  These upgrades reflect our goal of implementing best practices and systems to meet the complex demands of multi-channel fulfillment, and believe they will position us for long-term growth and provide enhanced customer satisfaction and convenience in an increasingly competitive environment.  Moreover, these platforms will provide the capacity needed to fulfill increased activity from our multi-channel sales channels out of our distribution center.

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

Results of Operations for the Third Quarter Ended October 31, 2020

Net Sales

Net sales were $274.6 million during the third quarter of fiscal 2020 and were generally flat compared to the third quarter of the prior year. Comparable stores sales increased 0.9 percent, with e-commerce sales increasing over 150 percent compared to the prior year and representing 13 percent of total sales in the third quarter.

Gross Profit

Gross profit was a record $87.8 million during the third quarter, an increase of $3.0 million compared to the prior year.  Gross profit margin in the third quarter increased to 32.0 percent compared to 30.9 percent in the third quarter of fiscal 2019.  The increase in gross profit was primarily due to our broad assortment of inventory and our ability to effectively replenish fast-selling product, such as sandals and athletics, during the quarter, which enabled us to be less promotional.  Merchandise margin as a percentage of net sales increased 1.6 percent compared to the prior year quarter due to the lower promotional activity.  This 1.6 percent increase included offsetting shipping-related costs associated with e-commerce sales that were higher as a percentage of sales in the current year compared to the prior year.  Our buying, distribution and occupancy costs increased 0.5 percent as a percentage of net sales compared to the third quarter of fiscal 2019 primarily due to higher distribution expense.  Investments in our distribution center during fiscal 2020 resulted in higher implementation costs related to software, depreciation and labor during the third quarter of fiscal 2020 compared to the prior year quarter.

Selling, General and Administrative Expenses

SG&A expense was $67.6 million during the third quarter, an increase of $1.0 million compared to the third quarter of fiscal 2019 primarily due to higher advertising and e-commerce related operating expenses.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2020 was 26.8 percent as compared to 24.9 percent for the same period in fiscal 2019. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The lower tax rate in the prior year quarter was primarily driven by the reversal of a valuation allowance associated with our Puerto Rico operations.  For the full fiscal year of 2020, we expect our tax rate to be approximately 25 percent compared to our 21.6 percent effective tax rate in fiscal 2019.

Results of Operations for the Nine-Month Period Ended October 31, 2020

Net Sales

Year-to-date net sales were $722.9 million, a 9.3 percent decrease compared to the prior year’s year-to-date net sales of $796.7 million. The decrease in net sales was primarily due to the temporary closure of our physical stores for approximately 50 percent of the first quarter of fiscal 2020 as a result of the COVID-19 pandemic.  The decrease in physical store sales was partially offset by a more than 200 percent increase in year-to-date e-commerce sales as our customers shifted to online shopping amid government mandated stay-at-home orders and continued health concerns.

Gross Profit

Year-to-date gross profit margin in fiscal 2020 decreased to 27.9 percent compared to 30.4 percent in fiscal 2019.  The decrease was primarily due to higher shipping-related costs associated with the increase in e-commerce sales, increased distribution costs resulting from our investments in our distribution center, and the deleveraging effect of lower sales, primarily on occupancy costs, which are generally fixed in nature.

Selling, General and Administrative Expenses

SG&A expense was $190.5 million on a year-to-date basis, a decrease of $2.0 million compared to fiscal 2019.  The primary factors attributable to the decrease were lower store wages as a result of employee payroll retention tax credits related to the CARES Act and reductions in stock-based compensation expense and depreciation and amortization expense.  This overall decrease in SG&A expense was partially offset by increases in contracted services associated with e-commerce fulfillment, impairment charges on long-lived assets and advertising expense.

Income Taxes

The effective income tax rate year-to-date for fiscal 2020 was 23.0 percent as compared to 20.9 percent for the same period in fiscal 2019. The primary reason for the change in our effective tax rate was the $1.9 million tax benefit related to the vesting of stock-based compensation recognized in the first quarter of fiscal 2019 and the timing of other tax adjustments.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, receipts from customers and availability under our credit facility.  While the economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are working capital needs, which are principally inventory purchases, store initiatives, dividend payments, the financing of capital projects, including investments in new systems, and various other commitments and obligations.  We have voluntarily suspended repurchases under our share repurchase program to preserve liquidity during the COVID-19 pandemic.

Cash Flow - Operating Activities

Net cash generated from operating activities was $0.2 million on a year-to-date basis in fiscal 2020 compared to net cash generated from operating activities of $28.0 million during the same prior year period.  The decrease in operating cash flow was primarily driven by lower earnings.

Working capital was nearly flat on a year-over-year basis, totaling $214.9 million at October 31, 2020 and $214.4 million at November 2, 2019. Our current ratio was 2.7 as of October 31, 2020 compared to 2.6 as of November 2, 2019.

Cash Flow – Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. We expended $10.1 million on a year-to-date basis in fiscal 2020 for the purchase of property and equipment, primarily related to investments in our distribution center, new stores and remodels and normal asset replacement activities. For the same prior year period, we expended $15.1 million for the purchase of property and equipment, of which approximately $7.0 million was for the purchase of our corporate headquarters and the remainder was for continued investments in technology and normal asset replacement activities.

Cash Flow – Financing Activities

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

Net cash used in financing activities was $5.4 million on a year-to-date basis in fiscal 2020 compared to $46.3 million in the same prior year period.  The decrease in net cash used in financing activities was primarily due to reduced stock buybacks under our share repurchase program and fewer shares withheld upon the vesting of equity awards during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.  Year-to-date in fiscal 2020, we borrowed and repaid $24.9 million under our credit facility.  We had no outstanding borrowings under our credit facility at October 31, 2020.  During the same period in fiscal 2019, we borrowed and repaid $20.0 million under our credit facility.

Letters of credit outstanding were $1.2 million at October 31, 2020. Our credit facility requires us to maintain compliance with various financial covenants, the most restrictive of which are disclosed in Note 7 – “Debt” to our Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We were in compliance with these covenants as of October 31, 2020.

Capital Expenditures

Capital expenditures for fiscal 2020, including actual expenditures for the nine months ended October 31, 2020, are expected to be between $14 million and $15 million, with approximately $8 million to $9 million to be used for new stores, relocations and remodels and approximately $4 million for upgrades to our distribution center.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Openings and Closings – Fiscal 2020

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  In fiscal 2020, we opened four new stores within our existing 35-state geographic footprint, three of which were opened by the end of the third quarter and the remaining store was opened in November.  We closed 12 stores during the nine months ended October 31, 2020 and closed one additional store in November.  No additional store openings or closings are expected for fiscal 2020.

Dividends

On September 15, 2020, our Board of Directors approved the payment of our third quarter cash dividend to our shareholders.  The third quarter dividend of $0.090 per share was paid on October 19, 2020 to our shareholders of record as of the close of business on October 5, 2020.  In fiscal 2019, the third quarter dividend was $0.085 per share.  During the nine months ended October 31, 2020 and November 2, 2019, we returned $3.9 million and $4.5 million, respectively, to our shareholders through our quarterly cash dividends.

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

Share Repurchase Program

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2020. The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2020 and in accordance with applicable laws, rules and regulations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  We purchased approximately 184,000 shares at an aggregate cost of $6.9 million under this share repurchase program in fiscal 2019.

No share repurchases have been made in fiscal 2020, and given the uncertainty associated with the COVID-19 pandemic, we do not anticipate repurchasing any shares under our share repurchase program in fiscal 2020.  However, we expect to reevaluate further share repurchases on an ongoing basis.  As of October 31, 2020, we had $43.1 million available for future repurchases.

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

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.

Seasonality

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  Our operating results depend significantly upon the sales generated during these periods.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  We experienced reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  We canceled any seasonal merchandise that had a short selling window and moved seasonal merchandise with longer selling periods to later shipping dates, as applicable.  The back-to-school shopping period in fiscal 2020 started later and lasted longer than previous years in many of our markets.  In addition, approximately 10 percent of school districts in the markets where we operate have not yet returned to in-person learning, which decreased our sales in those markets.  Any other unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.

Store Count

We continually analyze our store portfolio and the potential for new stores based on our view of the internal and external opportunities and challenges in the marketplace.  In fiscal 2021 and beyond, we expect to pursue opportunities for store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.

When stores are identified that produce, or may potentially in the future produce, low or negative contribution, we either renegotiate lease terms, relocate it, or close it.  Even though store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.

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

Our future store strategies may also continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. For the first nine months of fiscal 2020, the weighted average borrowings outstanding were approximately $341,000.  Based upon our average borrowing rates under the credit facility during the first nine months of fiscal 2020, an increase of 100 basis points (one percentage point) in such rates would have increased interest expense by approximately $3,000.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 31, 2020, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2020.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, any of which could materially affect our business, financial condition and results of operations.

The risk factor entitled “The COVID-19 pandemic may further adversely affect our operations” in our Annual Report on Form-10-K has been updated to read as follows:

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and our results of operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are currently experiencing significant disruption and financial market volatility associated with an outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government, as well as state and local governments, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions have closed to further the practice of “social distancing” as a method to slow the outbreak.  Our business and results of operations have been significantly impacted by the temporary closure of our physical stores effective March 19, 2020 and reduced foot traffic and sales prior to such time.  Beginning in late April, we began reopening stores in accordance with applicable health guidelines, and by the end of the second quarter of fiscal 2020, all of our stores were reopened.  As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur.  Our stock price and the stock prices of our peer companies have been volatile.  The extent of the impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•

the duration and spread of the outbreak, including the impact of recent increases in the number of COVID-19 cases in the areas in which we operate and whether there are additional periods of increases or spikes in the number of such cases in future periods;

•	mitigating efforts deployed by government agencies and the public at large;
•	the development, pace of distribution, and effectiveness of vaccines and therapeutic treatments; and
•	the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Since our stores have reopened to our customers, our customers and store employees are exposed to certain safety risks.  While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the protocols established cease to work, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures.  Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

Should the COVID-19 pandemic continue to cause financial market volatility and/or adverse changes in economic conditions and consumer spending; increased operational risks and disruptions to our supply chain and distribution processes; or periods of temporary closures of our stores to reoccur, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
August 2, 2020 to August 29, 2020	0	$0	0	$43,148,000
August 30, 2020 to October 3, 2020	281	$33.58	0	$43,148,000
October 4, 2020 to October 31, 2020	0	$0	0	$43,148,000
	281		0

(1)	Total number of shares purchased were shares withheld by us in connection with employee payroll tax withholding upon the vesting of share-settled equity awards.
(2)

On December 12, 2019, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2020 and expiring on December 31, 2020.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10.1	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan	8-K	10.1	09/17/2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2020	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)