Form 10-K
period 2021-01-30
SHOE CARNIVAL INC
filed 2021-03-26
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $250,858,087 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 22, 2021 was 14,105,551.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders of the Registrant to be held on June 10, 2021 are incorporated by reference into PART III hereof.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended January 30, 2021

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on the operations of our stores, economic conditions, financial market volatility, consumer spending and our supply chain and distribution processes; general economic conditions in the areas of the continental United States in which our stores are located and the impact of the ongoing economic uncertainty in Puerto Rico on sales at, and cash flows of, our stores located in Puerto Rico; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our multi-channel sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see ITEM 1A. RISK FACTORS of this Annual Report on Form 10-K.

ITEM 1.    BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations, our mobile app or online.  We offer customers a broad assortment of moderately priced dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts. On average, our physical stores are approximately 10,800 square feet and carry inventory of approximately 25,200 pairs of shoes per location.  Including e-commerce sales in close proximity to a physical store, our physical stores each generated an average of $2.5 million in annual sales in fiscal 2020.  As of January 30, 2021, we operated 383 stores in 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

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

Distinctive shopping experience

Our stores combine competitive pricing with a promotional, high-energy in-store environment that encourages customer participation and injects fun and excitement into every shopping experience.  Unique features of our store experience include upbeat music, opportunities for our customer to spin our iconic spin-n-win wheel, and a mic-person who runs specials for customers shopping at our stores.  These specials include contests and games and hot deals of the moment to encourage customers to take immediate advantage of our promotional pricing.  Our staff is dedicated to customer service and assists and educates customers with the features and location of merchandise, as well as finding sizes, styles and colors. We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.  A similar customer experience is reflected in our e-commerce platform through special promotions and limited time sales.

Broad merchandise assortment

Our objective is to be the destination retailer-of-choice for value-priced, on-trend branded and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories such as socks, belts, shoe care items, handbags, hats, sport bags, backpacks, water bottles and wallets.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Over 100 of our physical stores have strongly branded Nike shops that highlight Nike products within the stores, and we expect to add more Nike shops to our physical stores through 2023. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores.

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

Efficient store level cost structure

Our cost-efficient store operations and real estate strategy enable us to price products competitively.  We achieve low labor costs by housing merchandise directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose.  This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales.  We locate stores predominantly in open-air shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-conscious shoppers.  We continue to invest in our existing store locations and expect to remodel and refresh many of our physical stores over the next three fiscal years.

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

Our centralized network connects our corporate office to our distribution center and retail stores via a wide area network, providing up-to-date sales and inventory information as required.  Our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by location, by day, down to the size of shoe.  Using this information, our merchandise managers meet regularly with vendors to compare their product sales and margins and return on inventory investment against previously stated objectives.  We believe timely access to key business data has enabled us to drive our comparable store sales, manage our markdown activity and improve inventory turnover.

In fiscal 2020, we implemented new Traffic, Warehouse and Order Management Systems (“TMS”, “WMS”, “OMS”, respectively).  We believe these cloud-based, software-as-a-service arrangements will enable us to meet the complex demands of multi-channel fulfillment, enhance our supply chain, position us for long-term growth and ultimately enhance customer satisfaction and convenience in an increasingly competitive environment.

Disciplined Approach to Capital Management

We remain focused on funding our operations without leverage.  We ended fiscal 2020 with no debt and $106.5 million of cash and cash equivalents.  Over the last five years, we have had no debt outstanding and a cash and cash equivalents balance of at least $48 million at the end of each fiscal year.  We believe this approach increases our ability to make impactful long-term decisions and enhances our stakeholder relationships.  Over the last five fiscal years we have returned approximately $181.6 million to our shareholders through share repurchases and dividends.

Growth Strategy

Store portfolio

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  We opened four new stores in fiscal 2020 and expect to open a limited number of new stores in existing markets in fiscal 2021.  We believe our current store footprint provides for growth nationwide as well as fill-in opportunities within existing markets.  We expect to pursue opportunities for store growth across large and mid-size markets as we leverage customer data from our customer relationship management (“CRM”) program and more attractive real estate options become available.  Furthermore, our future store growth may continue to be impacted by the economic uncertainty associated with the COVID-19 pandemic.  Our CRM program is more fully described below under “Multi-Channel Strategy – Customer Relationship Management.”

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

We continuously analyze our portfolio of stores, with a concentration on underperforming stores, to meet our long-term goal of increasing shareholder value through increasing operating income. Our objective is to identify and address underperforming stores that produce low or negative contribution and either renegotiate lease terms, relocate or close those stores.  Based on this analysis, we closed 13 stores in fiscal 2020 and expect to close nine stores in fiscal 2021. Even though store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.

As of January 30, 2021, we operated 383 stores located across 35 states and Puerto Rico.  Our stores averaged approximately 10,800 square feet, ranging in size from 4,000 to 26,000 square feet.  New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers.  Our traditional store prototype typically utilizes between 8,000 and 12,000 square feet of leased area.  We also utilize scalable store prototypes that reflect the diverse population densities of our markets.  These prototypes utilize a wide range of leased space based on sales potential and opportunistic space availability.  The sales area is approximately 85% of the typical gross store footprint.

	Historical Store Count
Fiscal Years	2020	2019	2018	2017	2016
Stores open at the beginning of the year	392	397	408	415	405
New store openings	4	1	3	19	19
Store closings	(13)	(6)	(14)	(26)	(9)
Stores open at the end of the year	383	392	397	408	415
Stores relocated	0	4	1	3	3
Percentage of store base remodeled	<1%	3%	1%	3%	4%

The following table identifies the number of our stores in each state and Puerto Rico as of January 30, 2021:

State/Territory		State/Territory
Alabama	10	New Jersey	2
Arkansas	10	New York	3
Arizona	3	North Carolina	18
Colorado	4	North Dakota	3
Delaware	1	Ohio	20
Florida	30	Oklahoma	7
Georgia	16	Pennsylvania	12
Idaho	4	Puerto Rico	5
Iowa	11	South Carolina	10
Illinois	31	South Dakota	2
Indiana	28	Tennessee	18
Kansas	5	Texas	47
Kentucky	12	Utah	2
Louisiana	8	Virginia	7
Michigan	14	Wisconsin	3
Missouri	22	West Virginia	5
Mississippi	6	Wyoming	1
Montana	1	Total Stores	383
Nebraska	2

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

To do our part in helping to prevent the rapid spread of COVID-19 and to align with the evolving guidance from federal, state and local governments and health officials, we temporarily closed all of our stores across the United States and Puerto Rico effective March 19, 2020.  We began reopening stores in accordance with applicable public health guidelines in late April 2020.  By the beginning of our second fiscal quarter, approximately 50% of our stores were reopened, and by early June, substantially all of our stores had reopened.  Our e-commerce platform has been fully operational during the pandemic, with e-commerce orders generally fulfilled by our store locations.  As of January 30, 2021, we do not have any stores closed due to the COVID-19 pandemic. However, we continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business and will take the necessary steps to ensure the health and safety of our associates and customers. This could include future, temporary store closures or modifications to our normal store operating processes.

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

Customer Relationship Management

Our CRM program continues to provide valuable customer insights to our business, resulting in more efficient and effective marketing outreach.  CRM provides our marketing, merchandising, analytics and real estate teams with a holistic view of our customer’s shopping behaviors and forms the foundation of our digital marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”).  Our view into customer data allows us to more effectively communicate with our customers on a segmented basis through all owned and paid media channels and tailor the merchandise mix down to a store level. Through transaction data, we gain useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, our CRM program allows us to gain a deeper understanding of the brands and categories that our high-value customers consistently purchase so that we can continue to deliver strong performance at a geographic and store level.

Our CRM program allows us to drive customer retention by delivering each customer more individualized shopping opportunities and experiences and aids in gaining a better understanding of our existing customer base as well as identifying new customers.  We expect segmentation and activation of our high-value customers through data analysis and targeting the broader market of ‘look-a-like’ customers to play a key role in our growth.

Customers who enroll in Shoe Perks or register on our website receive personalized e-mail communications from us.  These communications afford us additional opportunities to highlight our broad product assortment and promotions. Shoe Perks provides customers with a heightened shopping experience, which includes exclusive offers and rewards that are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand.

We remain highly focused on expanding our Shoe Perks enrollment. In fiscal 2020, we added 2.3 million new members, which brought total Shoe Perks membership to 26.3 million members at the end of fiscal 2020, an approximate 10% increase over fiscal 2019.   Purchases from Shoe Perks members were approximately 67% of our comparable net sales.  We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.  Our most loyal customers, those who qualify for our “Gold” tier, receive additional rewards and incentives. The Gold tier represents approximately 10% of our members, and the average transaction value for these customers was approximately 40% higher than non-Gold tier Shoe Perks members in fiscal 2020.

E-commerce Platform

Our e-commerce platform is an extension of our physical stores and is designed to improve the customer journey by providing a more relevant and personalized shopping experience.  Our e-commerce platform played a critical role in fiscal 2020 due to the challenges associated with the COVID-19 pandemic.  In fiscal 2020, our customers embraced our e-commerce platform as demand for online shopping surged, and we exceeded our e-commerce sales expectations.  During fiscal 2020, we also added a new online payment platform, which we believe helped to generate a record increase in multi-channel sales.  This payment solution allows customers to enjoy flexible payment options for their purchases, such as separating purchases into multiple, interest free payments.  E-commerce sales represented approximately 19% of our merchandise sales in fiscal 2020 and 6% of our merchandise sales in fiscal 2019.

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

Order Management System

In fiscal 2020 we launched a cloud-based OMS, which will enhance the operational efficiency of our direct-to-consumer programs. Combined with our new WMS, our new OMS allows us to optimize the allocation of e-commerce and Shoes 2U orders and further leverage our distribution center.  Moreover, with our new OMS, we have seamless orchestration of orders across the Company as well as enhanced visibility of available inventory and insight into customer transactions.

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

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate.  This helps us select our assortment and quantities in order to manage and allocate inventories at the store level.  The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, climate and seasonality, among other factors.  Management encourages store operations personnel to provide input to our merchandising staff regarding market specific fashion trends.  Our e-commerce platform offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear and introduces our concept to consumers who are new to Shoe Carnival, in both existing and new markets.

In fiscal 2020, we commenced implementation of a new merchandise planning system that will provide a unified strategic planning and budgeting process that is supported by various solutions, including strategic and assortment planning, store allocation and replenishment and in-season management.  This cloud-based platform is a multi-year project.  We believe this collaborative platform will unify our buy plans, optimize inventory levels, help achieve more sales at higher margins and allow us to set goals for multiple channels and formats common in today’s competitive environment.

Our stores and e-commerce platform offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise and accessories.  We purchase merchandise from 177 footwear vendors.  Management of the purchasing function is the responsibility of our Executive Vice President – Chief Merchandising Officer.  Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and current demand for their products.  We adjust future purchasing decisions based upon the results of this analysis.  In fiscal 2020, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for approximately 33% and Skechers USA, Inc. accounted for approximately 10% of our net sales, respectively.  Name brand suppliers also provide us with cooperative advertising and visual merchandising funds.  As is common in the industry, we do not have any long‑term contracts with our suppliers.

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

The table below sets forth our percentage of merchandise sales by product category.

Fiscal Years	2020	2019	2018	2017	2016
Non-Athletics:
Women's	22%	25%	24%	24%	26%
Men's	14	14	14	14	14
Children's	5	5	5	5	5
Total	41	44	43	43	45
Athletics:
Women's	19	17	18	17	16
Men's	22	20	21	22	22
Children's	13	14	14	14	13
Total	54	51	53	53	51
Accessories	5	5	4	4	4
Total	100%	100%	100%	100%	100%

Women’s, men’s and children’s non-athletic footwear categories are further divided into dress, casual, sport, sandals and boots.  We classify athletic shoes by functionality, such as running, basketball or fitness shoes.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations and throughout our marketing mix of paid, owned and earned channels.  We highlight brands, as well as specific styles of product, using lifestyle and product imagery to showcase the product. The use of digital media continues to grow in importance in our marketing mix, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers.  In fiscal 2020, we invested more heavily in targeted digital advertising to drive customers to our e-commerce platform.  We believe this was an effective way to counter the pandemic and the related shifts in back-to-school shopping.  Approximately 70% of our total advertising budget in fiscal 2020 was directed to digital media.  Television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising budget.

We strive to make each store opening a major retail event.  Major promotions during grand openings and peak selling periods feature contests and prize giveaways.  We believe our grand openings help establish a high-energy, promotional atmosphere that develops a loyal, repeat customer base and generates word of mouth advertising.

Distribution

We operate a single 410,000 square foot distribution center located in Evansville, Indiana.  Our facility can support the processing and distribution needs for up to 460 stores based on our current configuration.  We have the right to expand the facility by 200,000 square feet, which would provide us processing capacity to support approximately 650 stores.  We lease the facility from a third party, which expires in 2034.

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

During fiscal 2020 we implemented a new WMS in order to optimize our supply chain and drive warehouse efficiency.  This new platform was integrated with our existing systems and affords us the flexibility to keep pace with changing customer buying habits.

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

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Chief Retail Operations Officer, who is assisted by divisional vice presidents, district managers and individual store general managers.  Generally, each store has a general manager and up to three store managers, depending on sales volume.  Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items.  Administrative functions are centralized at our corporate headquarters.  These functions include accounting, strategic sourcing, store maintenance, information systems, marketing, human resources, distribution and pricing.  Management oversight for e-commerce is also located at our corporate headquarters.

Culture and Human Capital Management

We have intentionally built an employee-centric, customer-focused organization designed to compete at the highest levels in the retail industry.  Our commitment to, and investment in, a strong performance culture is paramount to our long-term sustainability and success.  Forbes Magazine recently recognized the quality of our employee-centric culture by naming us one of America’s Best Midsize Employers for 2019.

Our employee-centric culture aided us during the COVID-19 pandemic.  As non-essential retailers were required to close to the public, many of our competitors decided to furlough a significant number of employees.  We, however, took a different route, finding innovative ways to keep our associates in full employment.  This strategy positively impacted our associates, their families, and the communities we serve.  In addition, this decision enabled us to rapidly reopen our stores in a safe manner as soon as we were permitted to do so.

Workforce Diversity and Inclusion

We serve a diverse customer base and seek diversity in and among our workforce in all areas, from our stores to our distribution center and our corporate office.  We believe that the diversity of our workforce and management is a tremendous asset.  We are firmly committed to providing equal opportunities in all aspects of employment and believe that all individuals should be treated with respect and dignity.  Diversity is an important element in our ongoing annual mandatory training for all employees and managers. We do not tolerate harassment or unlawful discrimination of any kind.

We have clear policies encouraging strong relationships and protecting open lines of communication with management at every level.  This, coupled with our non-retaliation policy, encourages employees to raise issues and seek immediate redress of those issues if they should arise.

We understand the value of diversity at all levels, whether of gender, race, ethnicity, background or experience.  As of January 30, 2021, our overall workforce identified as 66% female and 34% male.  Our broad-based leadership team, including those who manage and lead our stores and those who lead our company, identified as 59% female and 41% male as of our fiscal 2020 year end.  With respect to ethnicity, our broad-based leadership team identified as 61% Caucasian and 39% non-Caucasian as of January 30, 2021.  The diversity of our broad-based leadership team trends with the diversity of our customer base, which based on recent data from our Shoe Perks customer loyalty program, approximates three-quarters Caucasian and one-quarter African American, Hispanic, or Asian and is more female than male.

In our corporate leadership roles (senior director-level employees through our named executive officers), the portion identifying as female has significantly increased over the last three years from 5% to 26%.  Our human resources, marketing, and supply chain departments as well as portions of our merchandising and technology departments are led by females.

At the Board level, we are also focused on increasing our diversity.  Currently 20% of our non-employee Board members is female.  We are currently refreshing our Board and assessing long-term succession as well as the diversity of the Board’s collective skill set.  In fiscal 2019, a board member rolled off the Board as his term expired, creating space for new candidates who will enhance our diversity.  Our short-term goal is to achieve 40% diversity in our non-employee Board members by the end of fiscal 2021.

Retention

We believe our employee-centric culture not only supports higher levels of execution and performance, but also has led to increased retention of key talent.  We take great pride in our store-level training programs that provide the foundation for long-term careers and our ability to promote from within.  Currently, all of the general managers who operate our stores and 85% of our district managers who oversee those general managers were trained, developed, and promoted from within.  As of January 30, 2021, of our 26 district managers, 81% have been employed by Shoe Carnival for more than 20 years. The average tenure of the general managers who operate our 383 stores was 13 years as of fiscal 2020 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed by Shoe Carnival for an average of 18 years.

Employee Benefits

Among the many ways we seek to serve our employees, we offer a complete range of benefits.  These include competitive wages and incentives, including stock appreciation rights for mid-level managers; an employee stock purchase plan with a 15% discount off the fair value of our common stock; employer-subsidized medical plans with dental and vision benefits; qualified and unqualified defined contribution plans with employer matching contributions; and merchandise discounts, among other benefits.

Training and Code of Business Conduct and Ethics

We are dedicated to strengthening our culture and execution through ongoing training for all associates.  We are uniquely focused on training within our store-level, customer-facing operations.  Employees must obtain necessary certifications in order to be responsible for the keys to a store and eventually to become a general manager.  Our broad-based training program also engages and educates our employees on the following key topics:

•	Non-discrimination and anti-harassment, including the value of diversity and awareness of unconscious bias in all aspects of the employment relationship;
•	Cybersecurity awareness and responsibility;
•	Supply chain security; and
•	Business code of conduct.

More information regarding our approach to conducting business responsibly, including our guidelines on discrimination and harassment, can be found in our Code of Business Conduct and Ethics (“Code of Ethics”).  Our Code of Ethics applies to all of our Board members, officers and employees, including our principal executive officer, our principal financial officer, and our principal accounting officer.  The Code of Ethics is posted on our website at investors.shoecarnival.com/governance/ governance-documents.  We intend to disclose any amendments to the Code of Ethics by posting such amendments on our website.  In addition, any waivers of the Code of Ethics for our Board members or executive officers will be disclosed in a Current Report on Form 8-K.

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment.  Our Safety Committee works across the Company and with leadership at all levels and regularly reports to management.  We evaluate conditions and incidents on an ongoing basis, developing lessons learned and documenting actions taken to safeguard our personnel. We measure OSHA recordable incidents to gauge the success of our safety protocol.  During calendar year 2020, we recorded 49 OSHA recordable incidents, an approximate 25% reduction in incidents compared to just two years ago.

Our strategies to address the ever-expanding complexities of protecting customer and employee data and executing our business strategies in an increasingly digital world continue to advance.  Our Security Committee monitors and tests compliance with our protocols, provides regular updates to employees and management, and conducts annual training.

Number of Employees

At January 30, 2021, we had approximately 4,700 employees, of which approximately 2,600 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

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

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other periods of the year.  Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability.  Our operating results depend significantly upon the sales generated during these periods.

Trademarks

We own the following federally registered trademarks and service marks:  Shoe Carnival® and associated trade dress and related logos, Y-NOT?®, UNR8ED®, Solanz®, Shoe Perks®, SC Work Wear®, When You Want To 2®, A Surprise In Store®, Shoes 2U®, Laces for Learning® and Princess Lacey’s Laces®.  We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations.  We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

We seek to minimize our impact on the environment and reduce our carbon footprint by actively implementing environmentally-friendly processes throughout our business, including energy efficiency initiatives, waste minimization, and the use of recycled materials within our supply chain.  Our most significant areas of focus are fuel and packaging material used to deliver merchandise to our distribution center and stores; the HVAC and lighting systems in our stores, distribution center, and corporate office; and recycling methods.

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position.  We anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the near future.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 26, 2021:

Name	Age	Position
J. Wayne Weaver	86	Chairman of the Board and Director
Clifton E. Sifford	67	Vice Chairman, Chief Executive Officer and Director
Mark J. Worden	47	President and Chief Customer Officer
W. Kerry Jackson	59	Senior Executive Vice President - Chief Financial and Administrative Officer and Treasurer
Carl N. Scibetta	62	Senior Executive Vice President - Chief Merchandising Officer
Timothy T. Baker	64	Executive Vice President - Chief Retail Operations Officer
Patrick C. Edwards	49	Vice President, Chief Accounting Officer, Corporate Controller and Assistant Secretary

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

Mr. Scibetta has been employed as Senior Executive Vice President – Chief Merchandising Officer since March, 2021. From March 2016 to March 2021, Mr. Scibetta serviced as Executive Vice President – Chief Merchandising Officer. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager.  Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008.  From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager – Footwear for Parisian Department Stores.  From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America.  Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

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

Mr. Edwards has been employed as Vice President, Chief Accounting Officer, Corporate Controller and Assistant Secretary since March 2021.  From October 2019 to March 2021, Mr. Edwards served as our Vice President and Corporate Controller and as our Assistant Secretary since December 2019. Prior to joining us, Mr. Edwards was Vice President of Accounting for CenterPoint Energy, Inc. (“CenterPoint”) from February 2019 to August 2019 following its acquisition of Evansville, Indiana-based Vectren Corporation (“Vectren”). For Vectren, Mr. Edwards held various leadership roles in the accounting, audit and finance functions from February 2001 through February 2019, including Vice President and Treasurer from April 2017 to February 2019 and Vice President of Corporate Audit from August 2013 to April 2017. Prior to joining Vectren, Mr. Edwards worked in public accounting.  Mr. Edwards is a Certified Public Accountant.

Our executive officers serve at the discretion of the Board of Directors.  There is no family relationship between any of our Directors or executive officers.

Chief Executive Officer Succession

In March 2021, our Board unanimously elected Mr. Worden as our next President and Chief Executive Officer, effective September 30, 2021.  Mr. Worden will succeed Mr.  Sifford, who will step down as our Chief Executive Officer effective September 30, 2021, but will continue to serve in the role of Vice Chairman of the Board of Directors and, in such role, will continue as an employee.

Chief Retail Operations Officer Succession

Effective April 2021, Marc A. Chilton will succeed Mr. Baker as our Executive Vice President – Chief Retail Operations Officer. Mr. Baker is stepping away after 32 years as our operations leader.  Mr. Chilton, age 51, served as our Senior Vice President – Store Operations and Administration from March 2019 until February 2020, after which he has served as Senior Vice President – Store Administration and Development.  Mr. Chilton started with us in 1994 as a store manager and has served in roles of increasing responsibility in store management and operations since that time, including serving as the Vice President of our Northern Division, with approximately one-third of our stores reporting to him, from April 2012 until March 2019.

ITEM 1A.    Risk Factors

Carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock.  Investing in our common stock involves a high degree of risk.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be materially and adversely affected.  See PART I “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K.  Our risk factors are categorized as follows:  Operational and Strategic Risks, Compliance and Litigation Risks, Human Capital Risks, Financial and Liquidity Risks and Risks Related to the Ownership of our Common Stock.

Operational and Strategic Risks

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and our results of operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are continuing to experience significant disruption and financial market volatility associated with the outbreak of a novel strain of coronavirus (“COVID-19”).  The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government, as well as state and local governments, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions have closed, or adjusted operations, to further the practice of “social distancing” as a method to slow the outbreak.  Our business and results of operations were significantly impacted by the temporary closure of our physical stores effective March 19, 2020.  Beginning in late April 2020, we began reopening stores in accordance with applicable health guidelines, and by the end of the second quarter of fiscal 2020, all of our stores were reopened. Both before the closure and since reopening, we have experienced reduced foot traffic in our physical stores, while traffic through our e-commerce platform has increased.  As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur.  In addition, our stock price and the stock prices of our peer companies have been volatile.

The extent of the impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•	the duration and spread of the outbreak in the areas in which we operate and whether there are additional periods of increases or spikes in the number of such cases in future periods;
•	mitigating efforts deployed by government agencies and the public at large;
•	the development, pace of distribution, and effectiveness of vaccines and therapeutic treatments; and
•	the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Should the COVID-19 pandemic lead to further temporary closures of our physical stores; financial market volatility; adverse changes in economic conditions; adverse changes in consumer spending; increased operational risks; and/or disruptions to our supply chain and distribution processes, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

Since our physical stores have reopened to our customers, our customers and store employees are exposed to certain safety risks.  While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the established protocols cease to be effective, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures.  Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

An increase in the cost, or a disruption in the flow, of imported goods may decrease our sales and profits.  We rely on imported goods to sell in our stores.  Substantially all of our footwear product is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors.  Our primary footwear manufacturers are located in China.  Currently, most retailers, including us, are experiencing some form of disruption in their supply chains involving goods imported from Asian countries.  To date, such disruption has not been material to us, however, should the disruption continue for an extended period, and there is a possibility this disruption may continue throughout fiscal 2021, it may eventually increase the cost of the goods we purchase and decrease our sales and profits.

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

Adverse impacts on consumer spending may significantly harm our business.  The success of our business depends to a significant extent upon the level of consumer spending.  A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions;
•	unemployment trends and salaries and wage rates;
•	energy costs, which affect gasoline and home heating prices;
•	the level of consumer debt;
•	consumer credit availability;
•	real estate values and foreclosure rates;

•	consumer confidence in future economic conditions;
•	interest rates;
•	health care costs;
•	tax rates, policies and timing and amounts of tax refunds;
•	natural disasters, changing weather patterns and catastrophic events; and
•	war, terrorism, civil unrest, other hostilities and security concerns.

The merchandise we sell generally consists of discretionary items.  Adverse economic conditions and unemployment rates, and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items.  Reduced consumer demand could result in reduced traffic in our physical stores and to our e-commerce platform; a limit to the prices we can charge for our merchandise; inventory markdowns; increased selling and promotional expenses; and the need to close underperforming stores, which could result in higher than anticipated closing costs.  Any of these impacts could have a material adverse effect on our business, results of operations and financial condition.

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

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.  Our success and growth are partially dependent on generating customer traffic in order to gain sales momentum in our physical stores and drive traffic to our e-commerce platform.  Successful marketing efforts require the ability to reach customers through their desired mode of communication, utilizing various media outlets.  Media placement decisions are generally made months in advance of the scheduled release date.  Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and results of operations.  In addition, our competitors may spend more on marketing or use different marketing approaches, which could provide them with a competitive advantage.

Our failure to effectively manage our real estate portfolio may negatively impact our results of operations.  Effective management of our real estate portfolio is critical to our multi-channel strategy.  All of our stores are subject to leases and are primarily located in open-air shopping centers.  The effective evaluation of the range of considerations that may influence the success of our long-term real estate strategy is essential.  Such considerations include, but are not limited to:

•	changing patterns of customer behavior from physical store locations to e-commerce shopping in the context of an evolving multi-channel retail environment;
•	changing patterns of customer behavior between mall shopping centers and open-air shopping centers;
•	the appropriate number of stores in our portfolio;
•	the formats, sizes and interior layouts of our stores;
•	the locations of our stores, including the demographics and economic data of each store;
•	the local competition in and around our stores; and the primary lease term of each store and occupancy cost of each store relative to market rents.

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

These consequences could have a material adverse effect on our profitability, cash flows and liquidity.  The financial impact of exiting a leased location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property and our relationship with the landlord, and influencing these factors is difficult.  In addition to rent, we could still be responsible for the maintenance, taxes, insurance and common area maintenance (“CAM”) charges for vacant properties until the lease commitment expires or is terminated.

We locate our stores primarily in open-air shopping centers where we believe our customers and potential customers shop. The success of an individual store can depend on favorable placement within a given open-air shopping center and the volume of traffic generated by the other destination retailers and the anchor stores in the open-air shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If one or more of the destination retailers or anchor stores located in the open-air shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.  In addition, if our store locations fail to attract sufficient customer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer.

Various risks associated with our e-commerce platform may adversely affect our business and results of operations.  E-commerce has been a rapidly growing sales channel and an increasing source of competition in the retail industry.  We sell shoes and related accessories through our website at www.shoecarnival.com and mobile app.  We fulfill substantially all e-commerce orders from our store locations and from our distribution center.  The percentage of our sales through our e-commerce platform grew substantially in fiscal 2020 and may continue to grow.  If we are unable to maintain recent market share gains in our e-commerce sales or continue to grow our e-commerce sales, our sales, comparable store sales and gross profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

Our e-commerce operations are subject to numerous other risks that could have an impact on our results of operations, including:

•	unanticipated operating problems;
•	reliance on third-party computer hardware, software and service providers;
•	the need to continually invest in technology and security;
•	our ability to hire, retain and train personnel to conduct our e-commerce operations;
•	diversion of sales from our physical stores;
•	our ability to manage any upgrades or other technological changes;
•	our ability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers;
•	exposure to potential liability for online content;
•

risks related to the failure of the computer systems that operate our e-commerce platform and the related support systems, including computer viruses, telecommunication failures and cyberattacks and break-ins and similar disruptions; and

•	security risks related to our electronic processing and transmission of confidential customer information.

Any significant interruptions in the operations of our third-party providers, over which we have no control, could have a material adverse effect on our e-commerce business.  Any breach involving our customer information could materially harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have a material adverse effect on our operating results, financial condition and cash flows.

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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations.  We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases and participating in other point earning opportunities that facilitate engagement with our brand. We remain highly focused on expanding our Shoe Perks enrollment. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We may not be able to successfully execute our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.  We intend to continue to invest in our multi-channel initiatives, which requires substantial investment in technology.

Our growth strategy requires that we continue to expand and improve our operating and financial systems and expand, train and manage our employee base.  In addition, as we create more opportunities to connect with our customers through our multi-channel initiatives and as we adjust the number of our physical stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the multi-channel initiatives or new stores into our business.

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be materially adversely effected.  The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•	the acceptance of the Shoe Carnival concept in new markets;
•	our ability to provide adequate distribution to support growth;
•	our ability to source sufficient levels of inventory;
•

our ability to resolve downtime or technical issues related to our e-commerce platform, our order management and fulfillment systems, and all other related systems that support our multi-channel strategy;

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business.  Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers.  In fiscal 2020, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for approximately 33% and Skechers USA, Inc. accounted for approximately 10% of our net sales, respectively. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations, and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have a material adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

Natural disasters, other public health crises, political crises and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our supply chain and access to customers. Our facilities, including our distribution center, our corporate headquarters and our retail stores, and the facilities of our third-party vendors and service providers could suffer if affected by:

•	natural disaster, such as fires, earthquakes, explosions, hurricanes, power shortages or outages, floods, monsoons, ice storms or tornadoes;
•	other public health crises such as pandemics and epidemics;
•	political crises such as terrorism, war, political instability, civil unrest or other conflict; or
•	other events outside of our control.

Disasters occurring at our distribution center, our corporate headquarters, our retail stores, or the infrastructure of a key third-party vendor or service provider also could result in us being unable to deliver merchandise to our stores or directly to customers for a prolonged period and could impact our reputation and our customers’ perception of our brand.  In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations.  Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be materially adversely affected.

We could be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised.  We rely on our existing information technology systems in operating and monitoring major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, point-of-sale support and financial systems. We regularly make investments to upgrade, enhance or replace our systems as well as leverage new technologies to support our operational strategies. Any delays or difficulties with such projects could have a material adverse effect on our operational results, financial position and cash flows.

The reliability and capacity of our information technology systems, and in particular our distribution technology operations, are critical to our continued operations. We currently operate a single distribution center in Evansville, Indiana.  Virtually all merchandise received by our physical stores is, and will be, shipped through our distribution center.  We fulfill substantially all of our e-commerce orders from our store locations and our distribution center.  Our corporate computer network is essential to our distribution process.

Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, terrorist attacks, computer viruses and security breaches, which may require significant investment to fix or replace.

If our distribution center is shut down for any reason, if our information technology systems do not operate effectively, or if we are the target of attacks or security breaches, we may suffer the loss of critical data, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce platform may be impacted, and we could experience other interruptions or delays to our operations, which could have an adverse effect on our operating and financial performance.

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions to our business and increased costs.  We rely on third-party suppliers for our merchandise and outsource some of our business processes to third-party vendors. Our relationships with these business partners expose us to risks, including disruptions in our business and increased costs. In addition, other matters involving our business partners could have an adverse effect on our business and financial results.  These include, but are not limited to:

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

Failure to maintain positive brand perception and recognition could have a negative impact on our business.  Maintaining a good reputation is critical to our business.  In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites and other forms of internet-based communications that provide access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. If we are unable to quickly and effectively respond to the dissemination of negative information about us via social media or any other incidents negatively impacting our reputation and brand, we may suffer declines in customer loyalty and traffic and we may experience vendor relationship issues and other issues, regardless of the information’s accuracy, all of which could negatively affect our financial results.  In addition, we frequently use social media to communicate with customers and the public in general. Failure to use social media effectively could negatively impact our brand value and revenues.

Emerging technologies may create disruption to the retail industry.  New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence, blockchain, Internet of Things, including voice and smart home devices, and other advanced technologies that may result in changes to our supply chain, distribution channels, and point-of-sale capabilities.

Our quarterly operating results can fluctuate due to seasonality, weather conditions and other factors.  Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances, weather conditions and the timing of sales and costs associated with opening new stores and closing existing stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other periods of the year.  Reductions in demand for our merchandise during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and margins and negatively affect our profitability.  Our operating results depend significantly upon the sales generated during these periods, and our quarterly results may be impacted by calendar shifts of holiday or seasonal periods.

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

Such changes could impact us in a number of ways including limiting available real estate; changing the demographics of our customer base and employees; increasing the likelihood of capital expenditures to replace damaged infrastructure; and increasing the cost of insurance.

Compliance and Litigation Risks

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation.  We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees.  The collection and use of this information are regulated and are subject to certain contractual restrictions in third-party contracts.  Non-compliance with these regulations and contractual restrictions may subject us to fines, penalties, restrictions and expulsion from credit card acceptance programs and civil liability.  Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately, including as a result of cybersecurity breaches, acts of vandalism, computer viruses, credit card fraud or phishing.  Advanced cybersecurity threats are persistent and continue to evolve, making them increasingly difficult to identify and prevent.  If our security and information systems or the systems of our employees or external business associates are compromised or our employees or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, our reputation, as well as our operations and financial results, could be negatively affected and litigation or regulatory action against us or the imposition of costs, fines or other penalties could also occur.  As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

We may not have adequate insurance coverage for all potential liabilities. Natural risks, as well as other hazards associated with our operations, can result in personal injury, severe damage or destruction to our owned assets, leasehold improvements and inventory, suspension of our operations, and cybersecurity breaches. Our insurance covers costs relating to specified, limited matters, such as events involving casualty losses and property losses due to fire and windstorms, as well as securities litigation and certain cybersecurity incidents, but does not cover other events such as acts of war or terrorist attacks.  We maintain an amount of insurance protection we believe is appropriate, but there can be no assurance that the amount of insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A claim for which we are not adequately insured could have a material adverse effect on our financial condition. Further, due to the cyclical nature and current hardening of the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently in place.

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

Human Capital Risks

Our failure to manage key executive succession and retention could adversely affect our business.  .   We recently announced planned transitions of key members of our executive management team.  Our business would be adversely affected if we fail to execute on these recently announced transitions or fail to adequately plan for the succession and retention of the other members of our executive management team.  While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and we have employment agreements with certain key executive officers, these plans and agreements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis.

Our failure to attract and retain qualified personnel could adversely affect our business.  Our business model requires us to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel.  Our ability to control costs and meet our labor needs in a rising wage environment is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation, and changing demographics.  If we are unable to attract and retain quality sales associates and management or market conditions or changes to minimum wage laws result in the need for higher wages paid to employees, our ability to meet growth goals or to sustain expected levels of profitability may be compromised and our financial condition, results of operations and cash flows may be adversely affected.

Financial and Liquidity Risks

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our existing credit facility to finance our business strategy and meet our other liquidity needs.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans.  We utilize our existing credit facility to fund our working capital, including inventory purchases, and special purpose standby letters of credit, as needed.  Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs.  If we borrow funds under our credit facility and interest rates materially increase from present levels, our financial results could be adversely affected.

Continued financial market volatility could have an adverse effect on the sources and costs of financing available to us. The capital and credit markets have recently experienced, and may continue to experience, volatility and disruption, which could have the following impacts, among other things:

•	make renewing our existing credit facility on similar terms, or at all, more difficult;
•	make obtaining other sources of debt more difficult; and
•	increase our borrowing costs or limit other potential sources of financing available to us.

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

Risks Relating to the Ownership of Our Common Stock

Perception of the overall retail industry and other macroeconomic conditions may impact our stock price and operations.  The retail industry continues to evolve and undergo structural change.  This evolution and structural change has resulted in the bankruptcy and/or reorganization of various footwear specific and other publicly traded retailers.  Despite our best efforts to differentiate our business model and processes, our stock price has fluctuated as a result of perceptions of the overall retail environment and investor confidence in the retail sector.  The volatility in our stock price could be exacerbated by macroeconomic conditions that affect the market generally or our industry in particular and could have the effect of diverting management’s attention and could materially harm our business.  We cannot provide any assurance that perception of the retail industry overall and other macroeconomic conditions will not continue to impact our stock price or our ability to engage business partners on terms acceptable to us.

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

The price of our common stock may decline and the value of any investment in our common stock may be reduced regardless of our performance.  In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation.  If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program.  Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2021.  However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 29.1% of our outstanding common stock. Mr. Weaver’s adult daughter is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Leigh Anne Weaver, the sole trustee of the J. Wayne Weaver 2019 Grantor Retained Annuity Trust for Leigh Anne Weaver and the sole trustee of the J. Wayne Weaver 2020 Grantor Retained Annuity Trust for Leigh Anne Weaver, and, as a result, beneficially owns approximately 6.3% of our outstanding common stock held by such trusts.  Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

ITEM 1B.  Unresolved staff comments

None.

ITEM 2.    PROPERTIES

As of January 30, 2021, we operated 383 stores in 35 states and Puerto Rico.  We lease all stores and intend to lease all future stores.  Approximately 97% of the leases for our existing stores provide for fixed minimum rentals and approximately 51% provide for contingent rental payments based upon various specified percentages of sales.  Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

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

In the first quarter of fiscal 2019, we purchased our corporate headquarters for approximately $7 million. Prior to that, we had been leasing our corporate headquarters from an independent third party.

For additional information with respect to our properties, see ITEM 1. BUSINESS – “Growth Strategy” and “Distribution” as well as PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Annual Report on Form 10-K.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.”  As of March 22, 2021, there were approximately 127 holders of record of our common stock.  We did not sell any unregistered equity securities during fiscal 2020, 2019 or 2018.

Cash Dividends

During fiscal 2020, we paid quarterly cash dividends of $0.085 per share in our first fiscal quarter and $0.090 per share in the second, third and fourth fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year does not exceed $10 million.

On March 18, 2021, the Board of Directors increased the quarterly cash dividend from $0.09 to $0.14 per share, an increase of 56%, in the first quarter of fiscal 2021.  The quarterly cash dividend of $0.14 per share will be paid on April 19, 2021 to shareholders of record as of the close of business on April 5, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of fiscal 2020.  For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – “Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout fiscal 2020, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and to our non-employee directors upon the issuance of service-based restricted stock awards.  We also repurchased 72,369 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards.  We intend to continue issuing shares out of treasury to meet these needs.

During the fourth quarter of fiscal 2020, no shares were delivered to or withheld by us in connection with the vesting of equity awards under our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K.  This section of this Annual Report on Form 10-K generally discusses fiscal 2020 and fiscal 2019 items and year-over-year comparisons between fiscal 2020 and fiscal 2019. A discussion of fiscal 2018 and year-over-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the United States Securities and Exchange Commission on March 31, 2020.  At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to fiscal years 2020, 2019 and 2018 relate to the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.  Fiscal years 2020, 2019 and 2018 all consisted of 52 weeks.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing customers the convenience of shopping at any of our store locations, our mobile app or online at www.shoecarnival.com.  Our stores combine competitive pricing with a promotional, high-energy in-store environment that encourages customer participation and injects fun and excitement into every shopping experience.  We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. A similar customer experience is reflected in our e-commerce platform through special promotions and limited time sales.

Our objective is to be the destination retailer-of-choice for value-priced, on-trend branded and private label footwear.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes for the entire family.  Our average store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories such as socks, belts, shoe care items, handbags, hats, sport bags, backpacks and wallets.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors.  Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores.

Comparable store sales is a key performance indicator for us.  Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores recently opened or closed are not included in comparable store sales.  We include e-commerce sales in our comparable store sales as a result of our multi-channel retailer strategy.  Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

Information regarding the COVID-19 Coronavirus Pandemic (“COVID-19”)

We continue to closely monitor and manage the impact of the COVID-19 pandemic, and the safety and well-being of our customers, employees and business partners remains a top priority.  The COVID-19 pandemic has significantly impacted, and is expected to continue to impact, our operations, supply chains, and overall economic conditions and consumer spending for the foreseeable future.  As guidance and mandates from governments and health officials continue to evolve, closures of some or all our stores may reoccur, and sales, including e-commerce sales, may be reduced.

In response to the COVID-19 pandemic, all of our physical stores were temporarily closed effective March 19, 2020.  Our e-commerce platform continued to operate, and our e-commerce sales increased significantly in fiscal 2020 as customers shifted purchases to our online channel.  We began reopening our physical stores in accordance with applicable public health guidelines in late April 2020.  By the beginning of our second fiscal quarter, approximately 50% of our stores were reopened, and by early June, substantially all of our stores had reopened. As stores reopened, we experienced increases in conversion and total average transaction despite reduced traffic due to the COVID-19 pandemic.  In addition, changes in customer shopping habits due to the pandemic and government stimulus impacted our peak shopping periods throughout fiscal 2020. We do not have any stores closed due to the pandemic as of January 30, 2021.

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

•

Enhancing our liquidity by exercising the full accordion feature under our existing credit facility to increase our borrowing capacity from $50 million to $100 million and eliminating a covenant through the first quarter of fiscal year 2021 that may have limited our access to the increased borrowing capacity.  The facility is now collateralized by our inventory.

•	Voluntarily suspending repurchases under our share repurchase program.
•

Continuing to pay employees while our stores were closed and recording tax credits in selling, general and administrative (“SG&A”) expenses that offset wage expense.  This credit was associated with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and represents an employee retention tax credit to support wages paid to employees while such employees were not working.

•

Reaching agreements with certain landlords to defer approximately $3.1 million of April, May and June lease payments with the deferrals substantially repaid over the remainder of fiscal 2020. We continued to recognize lease expense on a straight-line basis.

•	Temporarily lowering the base salaries of our named executive officers and the annual cash retainer fee of the Board of Directors while a majority of our physical stores were closed.
•	Temporarily reducing inventory receipts and inventory on hand and extending payment terms with many of our business partners.
•	Reducing or deferring non-essential corporate spending and capital projects and implementing hiring freezes.
•	Postponing marketing activities for physical stores and evaluating promotional activities.

Executive Summary

Our sales patterns throughout fiscal 2020 were significantly impacted by the COVID-19 pandemic.  In the first quarter of fiscal 2020, we sustained unprecedented comparable store sales declines and losses due to the temporary closure of our physical stores. Throughout the remainder of fiscal 2020, we experienced considerable sales growth compared to fiscal 2019.  Fiscal 2020 annual highlights included:

•	Record second quarter net sales despite a COVID-related shift in back-to-school shopping, as the timing of back-to-school start dates were delayed in the markets we serve.
•	Record third quarter gross profit, net income and diluted net income per share.
•	Record fourth quarter net sales, net income and diluted net income per share, partially attributable to government stimulus late in 2020.

During fiscal 2020, comparable store sales decreased 42.3% in the first quarter, followed by comparable store sales increases of 12.6% in the second quarter, 0.9% in the third quarter and 6.4% in the fourth quarter.  Throughout fiscal 2020, sales through our e-commerce platform increased approximately 175% compared to fiscal 2019.  In addition, in fiscal 2020, we experienced high demand for athletics and leisure product and reduced demand for adult dress product.  We believe this reflects a more casual and active lifestyle in response to the COVID-19 pandemic.

The following tables illustrate the quarterly impact of our temporary store closures through June 2020 due to the COVID-19 pandemic:

(In thousands, except per share amounts)

Fiscal 2020	First Quarter	Second through Fourth Quarters	Full Fiscal Year
Net sales	$147,495	$829,270	$976,765
Gross profit	31,464	248,518	279,982
Operating (loss)/income	(23,261)	45,126	21,865
Net (loss)/income	(16,190)	32,181	15,991
Net (loss)/income per share – Diluted [1]	(1.16)	2.26	1.12

Fiscal 2019	First Quarter		Second through Fourth Quarters	Full Fiscal Year
Net sales	$253,810		$782,741	$1,036,551
Gross profit	75,140		236,729	311,869
Operating income	15,608		38,601	54,209
Net income	13,873	[2]	29,041	42,914	[2]
Net income per share – Diluted [1]	0.91	[2]	1.98	2.92	[2]
1)

Per share amounts are computed independently for each quarter. For per share amounts, the sum of the quarters does not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings as prescribed by accounting guidance.

2)	Included in fiscal 2019 earnings is the first quarter impact of a tax benefit associated with the vesting of equity-based compensation of approximately $1.9 million, or $0.13 per diluted share.

Highlights of our performance in fiscal 2020 compared to the prior year are as follows:

•

Fiscal 2020 net sales decreased $59.8 million to $976.8 million.  This included a $106.3 million decrease in first quarter net sales followed by an increase in sales over the remainder of the fiscal year.  Net sales in the first quarter of fiscal 2020 declined primarily due to the temporary closure of our physical stores for approximately 50% of the quarter. Fiscal 2020 comparable store sales decreased 5.3% due to a 42.3% decrease in comparable store sales in the first quarter followed by a 6.9% cumulative increase over the remaining three fiscal quarters.

•	E-commerce sales increased approximately 175% compared to fiscal 2019 and represented approximately 19% of merchandise sales in fiscal 2020 compared to 6% of merchandise sales in fiscal 2019.

•

Net income for fiscal 2020 was $16.0 million, or $1.12 per diluted share, compared to net income of $42.9 million, or $2.92 per diluted share, in fiscal 2019.  Net income and diluted net income per share decreased primarily due to the temporary physical store closures in the first quarter of fiscal 2020.  We did, however, experience earnings growth in the second half of fiscal 2020 primarily due to shifts in back-to-school shopping, government stimulus, and our ability to replenish high demand product during peak shopping periods.

•

Gross profit in fiscal 2020 was $280.0 million, a $31.9 million decrease compared to fiscal 2019. As a percentage of net sales, gross profit decreased 1.4% to 28.7%. The decrease was primarily attributable to an increase in shipping costs associated with higher e-commerce sales and the deleveraging effect of certain fixed costs against a lower sales base.

•	As of January 30, 2021, we had no debt outstanding and $106.5 million of cash and cash equivalents.
•

In fiscal 2020, we continued to increase membership in our Shoe Perks customer loyalty program, approaching 10% growth compared to fiscal 2019.  This brought total membership in the program to over 26 million customers as of January 30, 2021.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.
•

In fiscal 2020, we launched a new order management system to support our growing multi-channel business.  In the second quarter of fiscal 2020, we implemented new warehouse and transportation management platforms that provide enhanced productivity, flexibility and optimized operations for our supply chain.  These upgrades reflect our goals of implementing best practices and systems to meet the complex demands of multi-channel fulfillment, building the capacity needed to fulfill increased activity from our multi-channel business and positioning ourselves for long-term growth.

•

In fiscal 2020, we commenced implementation of a new, third-party merchandise planning system.  This cloud-based platform is a multi-year project that includes a complete range of critical financial planning functions that will enhance the efficiency and effectiveness of our merchandise buying process.

•	We closed 13 stores during fiscal 2020 and opened four stores. We ended fiscal 2020 with 383 stores.

Fiscal 2021

In fiscal 2021 we will continue to lay the foundation for growth through investments in our e-commerce platform, investments in our customer relationship capabilities and investments in our store experience.  We believe these enhancements will reinforce our customer-centric focus and strengthen our unique Shoe Carnival brand.  Over the next fiscal year, we remain committed to providing customers with a preferred shopping experience and broad product assortment which is core to our long-term strategy.  Following is a summary of certain strategic initiatives and goals for fiscal 2021:

•	Continue to manage the effect of COVID-19 on our operations and protect the health and safety of our customers, associates and vendor partners.
•	Maintain the growth and market share of our multi-channel platform.
•	Navigate and manage the growing import disruption that has begun to impact our supply chain.
•	Leverage our recent leadership changes and leadership experience to drive shareholder value.
•	Start modernizing our stores through design enhancements with the goal of modernizing two-thirds of our stores in the next three to five years.
•	Leverage our CRM capabilities to increase personalized, segmented marketing, decrease broad-based promotional intensity, and enhance our vendor relationships.
•	Implement the financial planning phase of our new merchandise planning system and continue to increase the productivity of other recently implemented systems.

Critical Accounting Policies

We use judgment in reporting our financial results.  This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  The accounting policies that require more significant judgment are included below.  Furthermore, as the COVID-19 pandemic has had a significant impact on our financial performance in fiscal 2020, we evaluated this impact on the related accounting estimates and assumptions described in these critical polices and throughout our consolidated financial statements.

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

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Merchandise inventories as of January 30, 2021, totaled $233.3 million, representing approximately 36% of total assets. Merchandise inventories as of February 1, 2020, totaled $259.5 million, representing approximately 41% of total assets.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate.  Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets – Long-lived assets, such as property and equipment subject to depreciation and right-of-use assets arising from our leased properties, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable.  This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets.  Assets are grouped and the evaluation performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

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

Leases – We lease our retail stores and our single distribution center, which has a current lease term of 15 years, expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  Prior to the purchase of our corporate headquarters in fiscal 2019, it was also leased.  All of our leases are operating leases.  Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), which we adopted in fiscal 2019, on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.  The weighted average discount rate utilized in fiscal 2020 was 5.2% and was 5.5% in fiscal 2019.

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

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate.  Significant judgment is required in determining our annual tax expense and evaluating our tax positions.  As a part of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, right-of-use assets, operating lease liabilities and stock-based compensation.  Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse.  Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	71.3	69.9	70.0
Gross profit	28.7	30.1	30.0
Selling, general and administrative expenses	26.5	24.9	25.2
Operating income	2.2	5.2	4.8
Interest income	0.0	(0.1)	(0.1)
Interest expense	0.0	0.0	0.0
Income before income taxes	2.2	5.3	4.9
Income tax expense	0.6	1.2	1.2
Net income	1.6%	4.1%	3.7%

We offer our customers sales incentives, including coupons, discounts, and free merchandise.  Sales are recorded net of such incentives and returns and allowances.  If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in cost of sales.

Fiscal 2020 Compared to Fiscal 2019

Net Sales

Net sales decreased $59.8 million to $976.8 million in fiscal 2020, a 5.8% decrease from net sales of $1.037 billion in fiscal 2019.  Of this decrease in net sales, approximately $106.3 million occurred in the first quarter of fiscal 2020.  During the first quarter of fiscal 2020, our physical stores were temporarily closed for approximately 50% of the quarter due to the COVID-19 pandemic.  Fiscal 2020 comparable store sales decreased 5.3% primarily due to a 42.3% decrease in comparable store sales in the first quarter.  Comparable store sales increased 6.9% over the remainder of the fiscal year.  We experienced increases in conversion but experienced lower traffic throughout fiscal 2020 in our physical stores, which led to lower physical store sales.  The decrease in physical store sales was partially offset by an increase in e-commerce sales of approximately 175% as customers shifted to online shopping amid government mandated stay-at-home orders and ongoing health concerns.

Gross Profit

Gross profit decreased $31.9 million to $280.0 million in fiscal 2020 primarily due to lower sales.  Our gross profit margin decreased 1.4% to 28.7% in fiscal 2020.  Our merchandise margin decreased 0.6% primarily due to increased shipping costs associated with higher e-commerce sales.  The decrease in merchandise margin was partially offset by being less promotional throughout fiscal 2020.  Buying, distribution and occupancy costs, as a percentage of sales, increased 0.8% compared to fiscal 2019 primarily due to increased distribution costs resulting from recent investments in our distribution center, and the deleveraging effect of lower sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $258.1 million in fiscal 2020, an increase of $0.5 million compared to fiscal 2019. The primary factors attributable to the increase were e-commerce fulfillment, impairment charges on long-lived assets and store opening and closing costs (see “Impact of Store Count and Seasonality on Quarterly Results” below for more detail) and advertising expense.  The overall increase in SG&A expense was partially offset by lower store wages as a result of employee payroll retention tax credits related to the CARES Act, reductions in stock-based compensation expense and lower depreciation and amortization expense.

Interest Income and Interest Expense

Throughout fiscal 2020, we experienced a net $0.9 million decrease in our income before income taxes compared to fiscal 2019 due to decreased interest income and an increase in interest expense.  The primary reason for the decrease was lower interest earned on our cash and cash equivalents and increased commitment fees associated with our larger credit facility.

Income Taxes

The effective income tax rate for fiscal 2020 was 25.8% compared to 21.6% for fiscal 2019. The primary reason for the change in our effective tax rate was a $1.9 million tax benefit related to the vesting of stock-based compensation recognized in the first quarter of fiscal 2019 and the timing of other tax adjustments.

Liquidity and Capital Resources

Our primary sources of liquidity are $106.5 million of cash and cash equivalents on hand as of fiscal 2020 year end, cash generated from operations and availability under our $100 million credit facility.  During fiscal 2020, we amended our credit facility to increase its capacity to $100 million from $50 million and waive a covenant through the first quarter of 2021 in order to access the additional borrowing capacity if needed.  As part of these amendments, the facility is now collateralized by our inventory.  See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our credit facility and its covenants.

While the continued economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic makes our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, store initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program, the financing of capital projects, including investments in new systems, and various other commitments and obligations.

Cash Flow - Operating Activities

Our net cash provided by operating activities was $63.4 million and $66.9 million in fiscal years 2020 and 2019, respectively.  These amounts reflect our income from operations adjusted for non-cash items and working capital and other changes.  The $3.5 million decrease in operating cash flow was primarily due to reduced earnings as a result of the pandemic, partially offset by lower inventory near year end.  The current ratio was 2.7 at both January 30, 2021 and February 1, 2020.

Cash Flow - Investing Activities

Our cash outflows for investing activities were primarily for capital expenditures.  During fiscal 2020, we expended $12.4 million for the purchase of property and equipment, $5.9 million of which was for the construction of four new stores and the remodeling and relocation of existing stores, and $3.1 million was for investments in our distribution center.  During fiscal 2019, we expended $18.5 million for the purchase of property and equipment, $7.1 million of which was for the purchase of our corporate headquarters and $3.3 million was for the construction of one new store and the remodeling and relocation of existing stores.

Cash Flow - Financing Activities

Our cash outflows for financing activities were primarily for cash dividend payments, share repurchases and payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities generally reflect stock issuances to employees under our Employee Stock Purchase Plan and borrowings under our credit facility.

During fiscal 2020, net cash used in financing activities was $6.7 million compared to $54.3 million during fiscal 2019.  The decrease in net cash used in financing activities was primarily due to reduced stock buybacks under our share repurchase program and fewer shares withheld upon the vesting of equity awards.  During fiscal 2020, we borrowed and repaid $24.9 million under our credit facility.  During fiscal 2019, we borrowed and repaid $20.0 million under our credit facility.

At January 30, 2021, there were no borrowings outstanding under our credit facility and letters of credit outstanding were $1.2 million.  As of January 30, 2021, $98.8 million was available to us for additional borrowings under the credit facility.  Our credit facility requires us to maintain compliance with various financial covenants, the most restrictive of which are disclosed in Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.  We were in compliance with these covenants at January 30, 2021.

Store Openings and Closings – Fiscal 2021

Increasing market penetration by opening new stores has historically been a key component of our growth strategy, and we continue to focus on generating positive long-term financial performance for our store portfolio.  In fiscal 2021, we expect to open a limited number of new stores within our existing geographic footprint, and we expect to close approximately nine stores.

Capital Expenditures – Fiscal 2021

Capital expenditures are expected to be $23 million to $25 million in fiscal 2021 and lease incentives from landlords are expected to be approximately $2 million.  Of our total capital expenditures, approximately $16 million are expected to be used for new store construction and relocations, with the majority expected to be used for store remodels.  Moreover, approximately $2 million are expected to be used for the ongoing upgrade of our distribution center.  The remaining capital expenditures are expected to be incurred for various other store improvements, enhancements to our e-commerce platform, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic.  Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

In fiscal 2020, four quarterly cash dividends were approved and paid. The first quarter dividend was in the amount of $0.085 per share and the dividends paid for the remaining three quarters were increased to $0.090 per share. During fiscal 2019, the first quarter dividend was in the amount of $0.080 per share and the dividends for the remaining three quarters were $0.085 per share. During fiscal years 2020 and 2019, we returned $5.1 million and $5.7 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 15, 2020, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2021 (the “2021 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2021 and in accordance with applicable laws, rules and regulations. The 2021 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

The 2021 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2019, became effective January 1, 2020 and expired in accordance with its terms on December 31, 2020. Share repurchases pursuant to previous Board-approved share repurchase programs were approximately 1,117,000 shares at an aggregate cost of $37.8 million in fiscal 2019 and approximately 1,527,000 shares at an aggregate cost of $46.0 million in fiscal 2018.

Due to uncertainty related to the COVID-19 pandemic, no share repurchases were made in fiscal 2020.  We plan to resume the repurchase of shares under the 2021 Share Repurchase Program in fiscal 2021 under the assumption that general economic conditions will stabilize and the pandemic will have significantly less impact on our performance and operations.

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

Leases

Rent-related payments made in fiscal 2020 totaled $76.1 million.  As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and consistent with the total amount paid in fiscal 2020.  These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other lease related charges.  See Note 8 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.  As discussed in the Executive Summary, our fiscal 2020 quarterly results were significantly impacted by the COVID-19 pandemic.  As illustrated in the chart below, our first quarter fiscal 2020 net sales and earnings significantly declined due to the temporary closure of our physical stores for approximately 50% of the quarter.

(Unaudited, In thousands, except per share amounts)

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$147,495	$300,794	$274,579	$253,897
Gross profit	31,464	82,605	87,761	78,152
Operating (loss)/income	(23,261)	14,398	20,163	10,565
Net (loss)/income	(16,190)	10,060	14,678	7,443
Net (loss)/income per share – Diluted [1]	$(1.16)	$0.71	$1.03	$0.52

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$253,810	$268,221	$274,645	$239,875
Gross profit	75,140	82,095	84,734	69,900
Operating income	15,608	15,674	18,150	4,777
Net income	13,873	11,832	13,726	3,483
Net income per share – Diluted [1]	$0.91	$0.80	$0.94	$0.24

1) Per share amounts are computed independently for each of the quarters presented. For per share amounts, the sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings as prescribed by accounting guidance.

Seasonality

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  Our operating results depend significantly upon the sales generated during these periods.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other periods of the year.  We experienced reduced sales during the fiscal 2020 Easter season as a result of the COVID-19 pandemic.  We canceled any seasonal merchandise that had a short selling window and moved seasonal merchandise with longer selling periods to later shipping dates, as applicable.  The back-to-school shopping period in fiscal 2020 started later and lasted longer than previous years in many of our markets.  In addition, approximately 10% of school districts in the markets where we operate did not return to in-person learning, which decreased our sales in those markets.  Our holiday shopping season was also impacted by the effects of COVID-19 on customer shopping habits and discretionary income associated with government stimulus provided in late fiscal 2020.  Any unanticipated decrease in demand for our products during these peak shopping seasons in future periods could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit and negatively affect our profitability.

Store Count

We continually analyze our store portfolio and the potential for new stores based on our view of internal and external opportunities and challenges in the marketplace.  As part of our long-term growth strategy, we expect to pursue opportunities for store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.

When we identify a store that produces or may potentially produce, low or negative contribution, we either renegotiate lease terms, relocate or close the store.  In instances when underperformance indicates the carrying value of a store’s assets may not be recoverable, we impair the store.  Although store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.

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

Our future store strategies may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

Store Openings, Closings and Impairment Charges – Impact on Fiscal 2020 and Fiscal 2019

In fiscal 2020, we opened four new stores.  The average initial inventory investment for new stores in fiscal 2020 was $578,000, capital expenditures were $973,000 and lease incentives received from our landlord were $448,000.  In fiscal 2019, we opened one new store.  The initial inventory investment for the new store was $683,000, capital expenditures were $236,000 and lease incentives received from our landlord were $120,000.

Pre-opening expenses for the stores opened in fiscal 2020 included in cost of sales and SG&A expenses were approximately $590,000, or an average of $147,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies.  During fiscal 2019, we opened one new store and expended $59,000 in pre-opening expenses.

Total store closing costs were $4.0 million in fiscal 2020 and $1.3 million in fiscal 2019.  We closed 13 stores during fiscal 2020 and six stores during fiscal 2019.  We recorded non-cash impairment charges on a majority of these stores and also recognized impairment charges on other underperforming stores during these years.  Included in store closing costs were non-cash impairment charges of $3.1 million in fiscal 2020 and $1.2 million in fiscal 2019.  In addition to non-cash impairment charges, store closing costs can include fixed asset write-offs, employee severance, lease termination fees, store tear-down and clean-up expenses, and acceleration of expenses and deferred lease incentives.

In total, store opening and closing costs impacting SG&A expenses were $4.1 million in fiscal 2020 and $1.7 million in fiscal 2019.  Store opening and closing costs included in cost of sales was expense of $0.5 million in fiscal 2020 and a benefit of $0.3 million in fiscal 2019.

Historical Financial Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years.  A more detailed description of the fluctuations among fiscal 2016 – fiscal 2019 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1)	2020	2019	2018	2017	2016
Income Statement Data:
Net sales	$976,765	$1,036,551	$1,029,650	$1,019,154	$1,001,102
Gross profit	279,982	311,869	308,992	296,269	289,235
Operating income	21,865	54,209	49,760	37,701	37,912
Net income	15,991	42,914	38,135	18,933	23,517
Diluted net income per share	1.12	2.92	2.45	1.15	1.28

Dividends Declared Per Share:	$0.355	$0.335	$0.315	$0.295	$0.275

Balance Sheet Data:
Cash and cash equivalents	$106,532	$61,899	$67,021	$48,254	$62,944
Total assets (2)	642,747	628,374	417,999	415,580	458,478
Long-term debt	0	0	0	0	0
Total shareholders’ equity	310,176	297,363	304,433	307,302	318,882

Selected Operating Data:
Stores open at end of year	383	392	397	408	415
Comparable store sales (3)(4)	-5.3%	1.9%	4.3%	0.3%	0.5%
Square footage of store space at year end (000’s)	4,146	4,220	4,268	4,391	4,526
Average sales per store (000’s) (3) (5)	$2,503	$2,635	$2,610	$2,419	$2,367
Average sales per square foot (3) (6)	$237	$245	$236	$229	$224

(1)  Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2020, 2019, 2018, 2017, and 2016 relate respectively to the fiscal years ended January 30, 2021, February 1, 2020, February 2, 2019, February 3, 2018, and January 28, 2017. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2)  In fiscal 2019, we adopted Accounting Standards Codification No. 842 on a modified retrospective basis, which requires us to recognize leased assets and obligations on our balance sheet.  See Note 8 – “Leases” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion.

(3)  Data for fiscal 2017 has been adjusted to a comparable 52-week period ended January 27, 2018. The 53rd week in fiscal 2017 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, average sales per store and average sales per square foot, our reported annual comparable store sales results for fiscal 2017 compare the 52-week period ended January 27, 2018 to the 52-week period ended January 28, 2017 and average sales per store and average sales per square foot are calculated for the 52-week period ended January 28, 2017. Comparable store sales results for fiscal 2018 compare the 52-week period ended February 2, 2019 to the 52-week period ended February 3, 2018.

(4) Comparable store sales for the periods indicated include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales. Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(5) In fiscal years 2020, 2019, and 2018, average sales per store includes e-commerce sales that are in close proximity to a physical store.

(6)  Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our multi-channel retailer strategy. Due to our multi-channel retailer strategy, we view e-commerce sales as an extension of our physical stores.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates.  We do not use interest rate derivative instruments to manage exposure to changes in market interest rates.  For fiscal 2020, the weighted average borrowings outstanding were approximately $256,000.  A 1% change in the weighted average interest rate charged under the credit facility would have increased interest expense by approximately $3,000.

ITEM 8.    FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842, Leases (ASC 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Merchandise Inventories — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  Factors considered in determining if inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from vendors and current and expected future sales trends. The Company reduces the value of inventory to its estimated net realizable value where cost exceeds the estimated future selling price.

Given the significant judgments made by management to estimate the net realizable value of inventory, such as expected consideration to be received from vendors and current and expected future sales trends, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant judgments made by management to determine net realizable value of inventory included the following procedures, among others:

•

We tested the effectiveness of the Company’s internal control over the valuation of inventory, including the review and determination of the anticipated net realizable value of merchandise inventories compared to the cost value of inventory on-hand.

•

We tested the recorded inventory reserve by developing an expectation based on the prior year inventory reserve balance relative to the merchandise inventory balance at the prior year balance sheet date and compared it to the actual reserve recorded in the current year.

•	We evaluated the reasonableness of management’s determination of the net realizable value of inventory by:
•

Testing the accuracy of source data used in the calculation, including inventory on hand, aging of inventory, historical losses by product category, sales prices and consideration received from vendors.

•	Evaluating terms and supporting documentation for consideration expected to be received from vendors.
•	Recalculating the projected loss for inventory on hand based on the source data used in the calculation.
•	Making inquiries of management, including merchandise buyers, regarding current and expected future sales trends, and evaluating external communications by analysts.
•	Evaluating management’s ability to accurately forecast future sales trends by comparing actual results to management’s historical forecasts.
•	We evaluated management’s ability to accurately project inventory losses by comparing actual results to management’s historical estimates.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 26, 2021

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	January 30, 2021	February 1, 2020
Assets
Current Assets:
Cash and cash equivalents	$106,532	$61,899
Accounts receivable	7,096	2,724
Merchandise inventories	233,266	259,495
Other	8,411	5,529
Total Current Assets	355,305	329,647
Property and equipment – net	62,325	67,781
Deferred income taxes	5,635	7,833
Other noncurrent assets	13,843	8,106
Operating lease right-of-use assets	205,639	215,007
Total Assets	$642,747	$628,374

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,717	$60,665
Accrued and other liabilities	24,390	18,695
Current portion of operating lease liabilities	48,794	43,146
Total Current Liabilities	130,901	122,506
Long-term portion of operating lease liabilities	182,622	194,108
Deferred compensation	16,008	13,345
Other	3,040	1,052
Total Liabilities	332,571	331,011

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,524,601 and 20,524,601 shares issued, respectively	205	205
Additional paid-in capital	78,878	79,914
Retained earnings	406,655	395,761
Treasury stock, at cost, 6,419,736 and 6,516,875 shares, respectively	(175,562)	(178,517)
Total Shareholders’ Equity	310,176	297,363
Total Liabilities and Shareholders’ Equity	$642,747	$628,374

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$976,765	$1,036,551	$1,029,650
Cost of sales (including buying, distribution and occupancy costs)	696,783	724,682	720,658
Gross profit	279,982	311,869	308,992
Selling, general and administrative expenses	258,117	257,660	259,232
Operating income	21,865	54,209	49,760
Interest income	(97)	(730)	(747)
Interest expense	412	191	150
Income before income taxes	21,550	54,748	50,357
Income tax expense	5,559	11,834	12,222
Net income	$15,991	$42,914	$38,135
Net income per share:
Basic	$1.14	$2.97	$2.51
Diluted	$1.12	$2.92	$2.45
Weighted average shares:
Basic	14,066	14,427	15,111
Diluted	14,248	14,686	15,499

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at February 3, 2018	20,529	(3,582)	$205	$65,458	$326,738	$(85,099)	$307,302
Adoption of Accounting Standards Codification 606					620		620
Dividends ($0.315 per share)					(5,050)		(5,050)
Employee stock purchase plan purchases		7		8		169	177
Restricted stock awards		(39)		543		(543)	0
Shares surrendered by employees to pay taxes on restricted stock		(13)				(327)	(327)
Purchase of common stock for Treasury		(1,527)				(46,046)	(46,046)
Stock-based compensation expense				9,622			9,622
Net income					38,135		38,135
Balance at February 2, 2019	20,529	(5,154)	$205	$75,631	$360,443	$(131,846)	$304,433
Adoption of Accounting Standards Codification 842					(2,649)		(2,649)
Dividends ($0.335 per share)					(4,947)		(4,947)
Employee stock purchase plan purchases		6		7		175	182
Restricted stock awards	(4)	72		(1,982)		1,982	0
Shares surrendered by employees to pay taxes on restricted stock		(324)				(11,060)	(11,060)
Purchase of common stock for Treasury		(1,117)				(37,768)	(37,768)
Stock-based compensation expense				6,258			6,258
Net income					42,914		42,914
Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363
Dividends ($0.355 per share)					(5,097)		(5,097)
Employee stock purchase plan purchases		8		(29)		224	195
Restricted stock awards		161		(4,467)		4,467	0
Shares surrendered by employees to pay taxes on restricted stock		(72)				(1,736)	(1,736)
Stock-based compensation expense				3,460			3,460
Net income					15,991		15,991
Balance at January 30, 2021	20,525	(6,420)	$205	$78,878	$406,655	$(175,562)	$310,176

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	January 30, 2021	February 1, 2020	February 2, 2019
Cash Flows From Operating Activities
Net income	$15,991	$42,914	$38,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,114	16,950	21,843
Stock-based compensation	3,883	6,486	10,162
Loss/(gain) on retirement and impairment of assets, net	2,807	1,503	(1,264)
Deferred income taxes	2,198	2,619	(1,440)
Non-cash operating lease expense	42,008	42,322	0
Lease incentives	0	0	634
Other	2,035	1,236	(8,650)
Changes in operating assets and liabilities:
Accounts receivable	(4,372)	(1,505)	3,905
Merchandise inventories	26,229	(1,956)	2,961
Operating lease liabilities	(38,477)	(45,933)	0
Accounts payable and accrued liabilities	2,510	9,468	12,688
Other	(7,531)	(7,158)	(4,833)
Net cash provided by operating activities	63,395	66,946	74,141
Cash Flows From Investing Activities
Purchases of property and equipment	(12,396)	(18,501)	(7,413)
Other proceeds	303	750	2,998
Net cash used in investing activities	(12,093)	(17,751)	(4,415)
Cash Flows From Financing Activities
Borrowings under line of credit	24,903	20,000	0
Payments on line of credit	(24,903)	(20,000)	0
Proceeds from issuance of stock	195	182	177
Dividends paid	(5,128)	(5,671)	(4,763)
Purchase of common stock for treasury	0	(37,768)	(46,046)
Shares surrendered by employees to pay taxes on restricted stock	(1,736)	(11,060)	(327)
Net cash used in financing activities	(6,669)	(54,317)	(50,959)
Net increase (decrease) in cash and cash equivalents	44,633	(5,122)	18,767
Cash and cash equivalents at beginning of year	61,899	67,021	48,254
Cash and cash equivalents at end of year	$106,532	$61,899	$67,021
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$392	$192	$150
Cash paid during year for income taxes	$3,144	$9,805	$13,419
Capital expenditures incurred but not yet paid	$1,440	$1,377	$130
Dividends declared but not yet paid	$133	$165	$888

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31.  Unless otherwise stated, references to years 2020, 2019 and 2018 relate to the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Basis of Presentation

In the first quarter of fiscal 2018, we adopted new revenue guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 606 – Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition approach.  At adoption, we recorded a net increase in retained earnings of $620,000 as a cumulative effect of the adoption based on our evaluation of incomplete contracts involving our e-commerce transactions and our gift card program as of the adoption date.  We elected the practical expedient to treat shipping and handling activities associated with freight charges that occur after control of the product transfers to the customer as fulfillment activities.  These costs are expensed as incurred and included in cost of sales in our consolidated statements of income.  We also elected the practical expedient for sales tax collected, which allows us to exclude from our transaction price any amounts collected from customers for sales tax and other similar taxes.  There were no changes to our comparative reporting of shipping and handling costs included in cost of sales or accounting for sales tax as a result of the adoption of ASC 606.  The adoption of this guidance in fiscal 2018 did not have a material impact on our consolidated balance sheets, consolidated statements of income or our consolidated statements of cash flows.

In the first quarter of fiscal 2019, we adopted new lease accounting guidance under ASC Topic No. 842 – Leases (“ASC 842”).  We adopted ASC 842 using the effective date as the date of initial application; therefore, the comparative period of fiscal 2018 on our consolidated statement of income has not been adjusted and is reported under the previous lease guidance.  The adoption of this guidance in fiscal 2019 had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of income or our consolidated statements of cash flows.

At adoption, initial recognition of operating lease liabilities totaled $251.7 million as of February 3, 2019.  We recorded corresponding Right-of-Use (“ROU”) assets based on the operating lease liabilities, reduced by net accrued rent, unamortized deferred lease incentives and prepaid rent totaling $25.8 million.  Moreover, as of the adoption date, we recorded $2.6 million of lease-related capitalized costs to beginning retained earnings, net of tax, that did not meet the definition of initial direct costs in accordance with the new guidance.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Risk and Uncertainties Associated with the COVID-19 Pandemic

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

The COVID-19 pandemic began significantly impacting our operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts included the temporary closure of our physical stores effective March 19, 2020, reduced foot traffic and sales, deteriorating economic conditions for our customer base, and some disruption to our global supply chain.  We began reopening physical stores in accordance with applicable public health guidelines in late April 2020.  By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June, substantially all of our stores had reopened.  Our e-commerce platform has been fully operational during the pandemic, with e-commerce orders generally fulfilled by our store locations.  As of January 30, 2021, we do not have any stores closed due to the pandemic.

As the COVID-19 pandemic continues to impact the retail sector, we remain focused on protecting the health and safety of our customers and associates and continue to work with our vendors to mitigate any potential ongoing disruption.  Furthermore, as the pandemic has had a significant impact on our financial performance in fiscal 2020, we evaluated this impact on the related accounting estimates and assumptions used in the preparation of our consolidated financial statements, including, but not limited to, assumptions and estimates related to impairments of long-lived assets, leases, inventory valuation, self-insurance reserves and income taxes.  The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $106.5 million at January 30, 2021 and $61.9 million at February 1, 2020.  Credit and debit card receivables and receivables due from a third party totaling $5.3 million and $10.0 million were included in cash equivalents at January 30, 2021 and February 1, 2020, respectively.  Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents.  As of January 30, 2021 and February 1, 2020, all invested cash was held in money market mutual funds.  While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

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

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  For determining net realizable value, we estimate the future demand and related sale price of merchandise contained in inventory as of the balance sheet date.  The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.  Factors considered in determining if our inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends.  We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost.  We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price.  Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors.  Cost of sales related to our e-commerce orders include freight expense for delivering merchandise to our customers.  In fiscal 2018 and fiscal 2019, cost of sales also include fees paid to a third-party service provider.

Leases

We evaluate whether a contract is an operating or finance lease at its inception.  All of our leases are classified as operating leases as of January 30, 2021.  Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

On the lease commencement date, we recognize a ROU asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.  As the rate implicit in our leases is not readily determinable, we utilize an incremental borrowing rate for the initial measurement of ROU assets and liabilities, which is determined through the development of a synthetic credit rating.  For leases existing before the adoption of ASC 842, we used an incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption.  For leases commencing on or after the adoption of ASC 842, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

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

In addition to fixed minimum rental payments set forth in our leases, the measurement of ROU assets and liabilities can also include prepaid rent, landlord incentives (such as construction and tenant improvement allowances), fixed payments related to lease components (such as rent escalation payments scheduled at the lease commencement date), fixed payments related to non-lease components (such as taxes, insurance, and common area maintenance (“CAM”)) and initial direct costs incurred in conjunction with securing a lease.

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

Property and Equipment- Net

Property and equipment is stated at cost and is depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease terms.  Lives used in computing depreciation and amortization range from two to twenty-five years.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures that materially increase values, improve capacities or extend useful lives are capitalized.  Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Cloud Computing Arrangements that are Service Contracts

We account for the costs to implement hosted cloud computing arrangements that are considered to be service contracts in current and noncurrent other assets.  We capitalize these costs based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  We amortize the costs over the related service contract period for the hosted arrangement.  For fiscal 2020 and fiscal 2019, the amortization of the implementation costs and the related service contract fees are included in selling, general and administrative expenses.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets if events or circumstances indicate the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  Store level asset groupings typically include property and equipment and operating lease ROU assets.  If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  If the operating lease ROU asset is impaired, we would amortize the remaining ROU asset on a straight-line basis over the remaining lease term.

We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions.   Our estimates are derived from an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, exercise of future lease renewal options and the store’s contribution to cash flows and, by their nature, include judgments about how current initiatives will impact future performance.  We estimate the fair value of operating ROU assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.

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

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values.  Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported.  These estimates take into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties.  We record self-insurance expense as a component of Accrued and other liabilities in our consolidated balance sheets and in selling, general and administrative expenses in our consolidated statements of income.  While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process.  If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

consideration received exceeds the incremental costs incurred, then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to cost of sales in future periods utilizing an average inventory turn rate.

Advertising Costs

Print, television, radio, outdoor media, digital media and internal production costs are expensed when incurred.  External production costs are expensed in the period the advertisement first takes place.  Advertising expenses included in selling, general and administrative expenses were $42.1 million, $40.0 million and $41.2 million in fiscal years 2020, 2019 and 2018, respectively.

Store Opening and Start-up Costs

Non-capital expenditures, such as payroll, supplies and rent incurred prior to the opening of a new store, are charged to expense in the period they are incurred.  Advertising related to new stores is expensed pursuant to the aforementioned advertising policy.

Stock-Based Compensation

We recognize compensation expense for stock-based awards using a fair value based method.  Stock-based awards may include stock units, restricted stock, stock appreciation rights and other stock-based awards under our stock-based compensation plans.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan.  This discount represents the difference between the market price and the employee purchase price.  Stock-based compensation expense is included in selling, general and administrative expenses.

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

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as shown on the face of the accompanying consolidated statements of income:

	Fiscal Year Ended
	January 30, 2021			February 1, 2020			February 2, 2019
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$15,991			$42,914			$38,135
Conversion of share-based compensation arrangements	0			(63)			(152)
Net income available for basic common shares and basic net income per share	$15,991	14,066	$1.14	$42,851	14,427	$2.97	$37,983	15,111	$2.51
Diluted Net Income per Share:
Net income	$15,991			$42,914			$38,135
Conversion of share-based compensation arrangements	0	182		(62)	259		(148)	388
Net income available for diluted common shares and diluted net income per share	$15,991	14,248	$1.12	$42,852	14,686	$2.92	$37,987	15,499	$2.45

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of restricted stock awards, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020, and vested during fiscal 2020, had a non-forfeitable right to dividends. The computation of diluted net income per share excluded approximately 2,000 unvested share-settled awards for fiscal 2020 because the impact would be anti-dilutive.  For the other periods presented, all unvested share-settled equity awards were dilutive.

Note 3 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at January 30, 2021 and February 1, 2020:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 30, 2021:
Cash equivalents – money market account	$97,519	$0	$0	$97,519
As of February 1, 2020:
Cash equivalents – money market account	$48,080	$0	$0	$48,080

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 4 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below.  Net sales and percentage of net sales for the fiscal years 2020, 2019 and 2018 are as follows:

(In thousands)	January 30, 2021		February 1, 2020		February 2, 2019
Non-Athletics:
Women's	$213,095	22%	$255,773	25%	$250,320	24%
Men's	132,057	14	149,075	14	144,628	14
Children's	54,706	5	54,707	5	51,963	5
Total	399,858	41	459,555	44	446,911	43
Athletics:
Women's	180,664	18	175,298	17	179,411	18
Men's	214,010	22	210,157	20	215,796	21
Children's	125,728	13	139,625	14	138,686	14
Total	520,402	53	525,080	51	533,893	53
Accessories	48,282	5	48,402	5	45,100	4
Other	8,223	1	3,514	0	3,746	0
Total	$976,765	100%	$1,036,551	100%	$1,029,650	100%

Accounting Policy and Performance Obligations

We operate as a multi-channel, family footwear retailer and provide the convenience of shopping at our physical stores or shopping online through our e-commerce platform.  As part of our multi-channel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock at a particular store.  We also offer “buy online, pick up in store” services for our customers.  “Buy online, pick up in store” provides the convenience of local pickup for our customers.

For our physical stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products.  This also includes the “buy online, pick up in store” scenario described above and includes sales made via our Shoes 2U program when customers choose to pick up their goods at a physical store.  For sales made through our e-commerce platform in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped.  This also includes sales made via our Shoes 2U program when the customer chooses home delivery.

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

Transaction Price and Payment Terms

The transaction price is the amount of consideration we expect to receive from our customers and is reduced by any stated promotional discounts at the time of purchase.  The transaction price may be variable due to terms that permit customers to exchange or return products for a refund.  The implicit contract with the customer reflected in the transaction receipt states the final terms of the sale, including the description, quantity, and price of each product purchased.  The customer agrees to a stated price in the contract that does not vary over the term of the contract and may include revenue to offset shipping costs.  Taxes imposed by governmental authorities such as sales taxes are excluded from net sales.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our physical stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce platform accepts credit/debit cards, PayPal, Apple Pay, Klarna and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at January 30, 2021 and February 1, 2020.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  At January 30, 2021, approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in our consolidated balance sheets.  At February 1, 2020, approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in our consolidated balance sheets.

Contract Liabilities

When a gift card is issued, the issuance is recorded as an increase to contract liabilities at the time of issuance and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At January 30, 2021 and February 1, 2020, approximately $1.7 million and $1.5 million of contract liabilities associated with unredeemed gift cards were recorded in our consolidated balance sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards recognized in net sales was $132,000, $143,000 and $179,000 during fiscal years 2020, 2019 and 2018, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks can be earned by making purchases through any of our multi-channel points of sale.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in net sales were $4.4 million, $2.4 million and $1.5 million during fiscal years 2020, 2019 and 2018, respectively.  At January 30, 2021 and February 1, 2020, approximately $755,000 and $679,000 of contract liabilities associated with loyalty rewards were recorded in our consolidated balance sheets, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 5 – Property and Equipment and Hosted Cloud Computing Arrangements

The following is a summary of property and equipment:

(In thousands)	January 30, 2021	February 1, 2020
Land	$1,564	$1,564
Buildings	6,783	6,636
Furniture, fixtures and equipment	156,202	153,198
Leasehold improvements	107,405	105,611
Total	271,954	267,009
Less accumulated depreciation and amortization	(209,629)	(199,228)
Property and equipment – net	$62,325	$67,781

Total depreciation expense associated with property and equipment was $14.8 million in fiscal 2020, $16.8 million in fiscal 2019 and $21.8 million in fiscal 2018.

In fiscal 2020 and fiscal 2019, we recorded impairment charges of $3.1 million and $1.2 million on long-lived assets held and used, respectively.  There were no impairments of long-lived assets recorded during fiscal 2018.  Impairment charges are included in selling, general and administrative expenses in our consolidated statements of income.

In fiscal 2019, we engaged third-party providers to host our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems.  These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts.  Net capitalized costs related to cloud computing arrangements as of January 30, 2021 and February 1, 2020 were $14.2 million and $8.0 million, respectively.  Total amortization expense related to these arrangements was $1.3 million during fiscal year 2020 and $122,000 during fiscal year 2019.  No amortization expense was recorded in fiscal 2018.  As of January 30, 2021, approximately $3.0 million of net capitalized costs related to cloud computing arrangements were classified in other current assets and $11.2 million were classified as other noncurrent assets in our consolidated balance sheets.  As of February 1, 2020, approximately $713,000 of net capitalized costs related to cloud computing arrangements was classified in other current assets and $7.3 million was classified as other noncurrent assets in our consolidated balance sheets.

Note 6 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	January 30, 2021	February 1, 2020
Employee compensation and benefits	$9,582	$7,687
Self-insurance reserves	3,405	2,698
Sales and use tax	3,172	2,317
Gift cards	1,680	1,538
Other	6,551	4,455
Total accrued and other liabilities	$24,390	$18,695

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Note 7 – Debt

On April 16, 2020, we entered into a third amendment (the “Third Amendment”) of our existing credit agreement (the “Credit Agreement”).  Pursuant to the Third Amendment, we (1) exercised the full $50 million accordion feature, which increased the revolving commitment under the Credit Agreement from $50 million to $100 million, and increased the swing line sublimit from $10 million to $15 million; (2) granted a security interest in our inventory to the lenders; and (3) increased the maximum ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense from 2.5 to 1.0 to 3.0 to 1.0.  In addition, the Third Amendment, among other things, increased certain LIBOR margins applicable to borrowings under the Credit Agreement, increased the commitment fee charged on the unused portion of the lenders’ commitment and made customary updates to certain representations, covenants and other terms contained in the Credit Agreement.

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

The Credit Agreement, as amended, contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250.0 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense will not exceed 3.0 to 1.0, except for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10.0 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. We were in compliance with these covenants at January 30, 2021.

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

No borrowings were outstanding under the Credit Agreement as of January 30, 2021 and February 1, 2020.  The maximum borrowings outstanding during fiscal 2020 and 2019 were $8.7 million and $20.0 million, respectively.  As of January 30, 2021, there were $1.2 million in letters of credit outstanding and $98.8 million available to us for borrowing under the Credit Agreement.

Note 8 – Leases

We lease all of our physical stores and our single distribution center, which has a current lease term expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  Prior to the purchase of our corporate headquarters in fiscal 2019, it was also leased.  We do not have any leases with related parties.   In addition, we do not have any sublease arrangements with any related party or third party.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease-related costs reported in our consolidated statements of income were as follows:

(In thousands)	2020	2019
Operating lease cost	$53,418	$54,681
Variable lease cost
CAM, property taxes and insurance	19,805	20,010
Percentage rent and other variable lease costs	2,008	1,637
Total	$75,231	$76,328

During fiscal 2020, we deferred lease payments of approximately $3.1 million during April, May, and June pursuant to arrangements reached with various landlords.  These deferrals were substantially repaid over the remainder of fiscal 2020.  We accounted for these arrangements as if they were part of the enforceable rights and obligations of the existing contracts, not as lease modifications.  Rent continued to be recognized on a straight line basis for contracts with these deferrals.

We adopted new lease accounting guidance in the first quarter of fiscal 2019, as discussed in Note 2 – “Summary of Significant Accounting Policies.”  Under the prior lease guidance, lease expense was $61.2 million in fiscal 2018 and included fixed, variable, contingent rent and CAM, but excluded taxes and insurance.

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$38,477	$45,933
ROU assets obtained in exchange for operating lease liabilities	$36,290	$31,474

	As of	As of
	January 30, 2021	February 1, 2020
Weighted-average remaining lease term for operating leases (in years)	6.1	6.1
Weighted-average discount rate for operating leases	5.2%	5.5%

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to our operating lease liabilities as of January 30, 2021:

(In thousands)	Operating Leases
2021	$59,376
2022	53,214
2023	46,899
2024	33,555
2025	22,517
Thereafter to 2034	65,922
Total undiscounted lease payments	281,483
Less: Imputed interest	50,067
Total operating lease liabilities	231,416
Less: Current portion of operating lease liabilities	48,794
Long-term portion of operating lease liabilities	$182,622

Note 9 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2020	2019	2018
Current:
Federal	$2,233	$6,799	$11,468
State	887	2,175	1,693
Puerto Rico	241	241	700
Total current	3,361	9,215	13,861
Deferred:
Federal	2,122	2,749	(894)
State	(294)	3	(745)
Puerto Rico	133	246	643
Total deferred	1,961	2,998	(996)
Valuation allowance	237	(379)	(643)
Total provision	$5,559	$11,834	$12,222

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2020	2019	2018
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.4	3.2	3.0
Puerto Rico	1.7	0.5	4.2
Valuation allowance	0	(0.7)	(1.3)
Tax effect of foreign losses	0	0.4	(2.7)
Excess tax benefit on stock-based compensation	0.4	(3.6)	0.0
Other	0.3	0.8	0.1
Effective income tax rate	25.8%	21.6%	24.3%

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 30, 2021	February 1, 2020
Deferred tax assets:
Lease obligations	$56,287	$57,891
Accrued compensation	4,957	4,844
Inventory	32	938
Other	1,886	1,282
Total deferred tax assets	63,162	64,955
Valuation allowance	(431)	(194)
Total deferred tax assets – net of valuation allowance	62,731	64,761
Deferred tax liabilities:
Lease right-of-use assets	50,609	51,367
Property and equipment	5,064	4,711
Other	1,423	850
Total deferred tax liabilities	57,096	56,928
Long-term deferred income taxes, net	$5,635	$7,833

We have tax credit carryforwards associated with our Puerto Rico operations totaling $431,000 at January 30, 2021 and $194,000 at February 1, 2020.  These credits expire at various times over the next ten years.  We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of January 30, 2021 and February 1, 2020, there were no unrecognized tax liabilities or related accrued penalties or interest in other liabilities on the consolidated balance sheets.

Note 10 – Employee Benefit Plans

Retirement Savings Plans

Our Board of Directors-approved Shoe Carnival Retirement Savings Plan (the “Domestic Savings Plan”) is open to all employees working in the continental United States who have been employed for at least one year, are at least 21 years of age and who work at least 1,000 hours in a defined year.  The primary savings mechanism under the Domestic Savings Plan is a 401(k) plan under which an employee may contribute up to 20% of annual earnings with a matching Company contribution up to the first 4% at a rate of 50%.  Our contributions to the participants’ accounts become fully vested when participants reach their third anniversary of employment with us.

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

Contributions charged to expense associated with these plans were $851,000, $818,000 and $754,000 in fiscal years 2020, 2019 and 2018, respectively.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year.  Under the Stock Purchase Plan, 8,000, 7,000 and 7,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $195,000, $182,000 and $177,000 for fiscal years 2020, 2019 and 2018, respectively.  At January 30, 2021, there were 62,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

The following table summarizes information regarding stock-based compensation expense recognized for the Stock Purchase Plan:

(In thousands)	2020	2019	2018
Stock-based compensation expense before the recognized income tax benefit (1)	$34	$32	$31
Income tax benefit	$9	$7	$8

(1)	Amounts are representative of the 15% discount employees are provided for purchases under the Stock Purchase Plan.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan.  Participants in the plan may elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected.  We voluntarily match a portion of the employees’ contributions, which is subject to vesting requirements.  The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants.  The plan is currently unfunded.  Compensation expense for our match and earnings on the deferred amounts was $2.0 million for both fiscal 2020 and fiscal 2019 and $154,000 for fiscal 2018.  The total deferred compensation liability at January 30, 2021 and February 1, 2020 was $16.4 million and $13.9 million, respectively, of which $393,000 and $525,000 was classified as accrued and other liabilities at January 30, 2021 and February 1, 2020, respectively.

Note 11 – Stock-Based Compensation

Compensation Plan Summaries

Under our shareholder-approved Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants.  According to the terms of the 2017 Plan, no further awards may be made from any previously approved equity plans.  The 2017 Plan initially reserved 1,000,000 shares of our common stock for issuance and sale.  As of January 30, 2021, there were approximately 519,000 shares of our common stock available for future issuances under the 2017 Plan.

Stock-based compensation includes restricted stock units and performance stock units, restricted stock awards, and cash-settled stock appreciation rights (“SARs”).  We have not issued stock options since 2008 and all were exercised prior to fiscal 2018.

Equity awards issued to employees are classified as either performance-based or service-based.  Performance-based awards are granted such that they vest upon the achievement of specified levels of diluted net income per share during a specified performance period.  Our outstanding performance-based equity awards were granted such that vesting depended on whether diluted net income per share met an established threshold, target, or maximum level of performance. Diluted net income per share below the threshold level of performance would have resulted in complete forfeiture of the award.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

Our service-based restricted stock units and restricted stock awards vest under different scenarios based on the year they were granted, as determined and approved by our Board of Directors. Typical vesting scenarios are as follows: (a) one-third of the award vests on each of the first three anniversaries subsequent to the date of the grant; (b) one-half of the award vests after one year and one-half vests after two years; (c) one-third of the award vests after two years and two-thirds of the award vests after three years; (d) the full award vests at the end of a 2-year service period subsequent to the date of grant; or (e) for our non-employee Board members, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant.  Awards that contain both performance and service-based conditions require that the performance target be met during the required service period.

Under the 2017 Plan, recipients of restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on the restricted stock units and performance stock units, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock units and performance stock units. Dividends paid with respect to shares subject to the non-vested portion of a restricted stock award are subject to the same restrictions and risk of forfeiture as the shares of restricted stock to which such dividends relate.

Plan-Specific Activity and End-of-Period Balance Summaries

Restricted Stock Units and Performance Stock Units

The following table summarizes transactions for our restricted stock units and performance stock units pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at February 1, 2020	263,135	$29.44
Granted	159,189	14.96
Vested	(164,099)	26.80
Forfeited	(1,717)	31.94
Restricted stock units and performance stock units at January 30, 2021	256,508	$22.13

The total fair value at grant date of restricted stock units and performance stock units that vested during fiscal 2020, 2019 and 2018 was $4.4 million, $2.4 million and $26,000, respectively.  The weighted-average grant date fair value of restricted stock units and performance stock units granted during fiscal 2019 and fiscal 2018 was $31.29 and $25.05, respectively.

Restricted Stock Awards

The following table summarizes transactions for our restricted stock awards pursuant to our stock-based compensation plans:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at February 1, 2020	67,435	$24.23
Granted	12,045	24.91
Vested	(64,664)	24.33
Forfeited	(14,816)	24.37
Restricted stock at January 30, 2021	0	$0.00

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The total fair value at grant date of all restricted stock that vested during fiscal 2020, 2019 and 2018 was $1.6 million, $17.4 million and $1.3 million, respectively.  The weighted-average grant date fair value of all restricted stock granted during fiscal 2019 and fiscal 2018 was $26.58 and $32.74, respectively.

Stock-based Compensation Expense

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	2020	2019	2018
Stock-based compensation expense before the recognized income tax benefit	$3,426	$6,226	$9,591
Income tax benefit	$884	$1,346	$2,328

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

As of January 30, 2021, there was approximately $1.9 million of unrecognized compensation expense remaining related to our share-settled equity awards.  The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2020 will vest and become fully exercisable on March 31, 2021 and any unexercised SARs will expire on March 31, 2023.  SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020 and any unexercised SARs will expire on March 31, 2022.  The SARs issued have a defined maximum gain of $10.00 over the exercise price of $13.79 for awards granted in fiscal 2020 and over the exercise price of $34.95 for awards granted in fiscal 2019.

During the first quarter of fiscal 2015, SARs were granted to certain non-executive employees, such that one-third of the shares underlying the SARs vested and became fully exercisable on each of the first three anniversaries of the date of the grant.  During the second quarter of fiscal 2018, all remaining SARs related to this grant were exercised.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 1, 2020	43,200	$34.95
Granted	43,000	13.79
Forfeited	(5,600)	28.15
Exercised	(36,400)	34.95
Outstanding at January 30, 2021	44,200	$15.23	2.1

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

The fair value of these liability awards is remeasured, using a trinomial lattice model at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of January 30, 2021, was $10.00.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	January 30, 2021	February 1, 2020
Risk free interest rate yield curve	0.07%-0.45%	1.30%-1.56%
Expected dividend yield	0.8%	0.9%
Expected volatility	63.11%	48.63%
Maximum life	2.1 Years	2.2 Years
Exercise multiple	1.29	1.29
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation recognized for SARs:

(In thousands)	2020	2019	2018
Stock-based compensation before the recognized income tax effect	$423	$228	$540
Income tax effect	$109	$49	$131

As of January 30, 2021, approximately $65,000 in unrecognized compensation expense remained related to non-vested SARs.  This expense is expected to be recognized over a period of approximately 0.2 years.

Note 12 – Share Repurchase Program

On December 15, 2020, our Board of Directors authorized a share repurchase program for up to $50 million of outstanding common stock, effective January 1, 2021 (the “2021 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2021 and in accordance with applicable laws, rules and regulations. The 2021 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, our share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.  As of January 30, 2021, no repurchases had been made under the 2021 Share Repurchase Program, and we had $50 million available for future repurchases.

The 2021 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2019 and became effective January 1, 2020 and expired in accordance with its terms on December 31, 2020.  Share repurchases pursuant to previous Board-approved repurchase programs were approximately 1,117,000 shares at an aggregate cost of $37.8 million in fiscal 2019 and approximately 1,527,000 shares at an aggregate cost of $46.0 million in fiscal 2018.  Due to uncertainty related to the COVID-19 pandemic, no share repurchases were made in fiscal 2020.

Note 13 – Business Risk

We purchase merchandise from 177 footwear vendors.  In fiscal 2020, two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 43% of our net sales.  Nike, Inc. accounted for

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements - continued

approximately 33% and Skechers USA, Inc. accounted for approximately 10% of our net sales, respectively.  A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business.  As is common in the industry, we do not have any long-term contracts with suppliers.

Note 14 – Litigation Matters

The accounting standard related to loss contingencies provides guidance regarding our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business.  The guidance utilizes the following defined terms to describe the likelihood of a future loss: (1) probable – the future event or events are likely to occur, (2) remote – the chance of the future event or events is slight and (3) reasonably possible – the chance of the future event or events occurring is more than remote but less than likely.  The guidance also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies.  We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated.  When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range.  We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued.  We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred.  No accrual or disclosure is required for losses that are remote.

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business.  While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

Note 15 – Subsequent Events – Dividend Declaration

On March 18, 2021, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2021.  The quarterly cash dividend of $0.14 per share will be paid on April 19, 2021 to shareholders of record as of the close of business on April 5, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 30, 2021.

The Company’s internal control over financial reporting as of January 30, 2021 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 30, 2021, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 26, 2021, expressed an unqualified opinion on those financial statements.

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

March 26, 2021

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.  Information concerning our executive officers is included under the caption “Information about our Executive Officers” at the end of PART 1, ITEM 1. BUSINESS of this Annual Report on Form 10-K.  This information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 30, 2021 and February 1, 2020

Consolidated Statements of Income for the years ended January 30, 2021, February 1, 2020, and February 2, 2019

Consolidated Statements of Shareholders’ Equity for the years ended January 30, 2021, February 1, 2020, and February 2, 2019

Consolidated Statements of Cash Flows for the years ended January 30, 2021, February 1, 2020, and February 2, 2019

Notes to Consolidated Financial Statements

2.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013

3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013

4-A	Credit Agreement, dated as of January 20, 2010, among Registrant, the financial institutions from time to time party thereto as Banks, and Wachovia Bank, National Association, as Agent	8-K	4.1	01/26/2010

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

		10-K	4-C	03/29/2017

4-D	Third Amendment to Credit Agreement, dated as of April 16, 2020, by and among the Company, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	04/20/2020

4-E	Security Agreement, dated as of April 16, 2020, by and among the Company, SCHC, Inc. and SCLC, Inc., as Grantors, and Wells Fargo Bank, N.A., as administrative agent	8-K	4.2	04/20/2020

4-F	Fourth Amendment to Credit Agreement, dated as of July 20, 2020, by and among the Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	07/20/2020

4-G	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934				X

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC				X

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC				X

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan	8-K	10.1	09/17/2020

10-H*	2000 Stock Option and Incentive Plan of Registrant, as amended	10-Q	10.1	06/10/2015

10-I*	Form of Award Agreement for restricted stock with both performance-based and time-based restrictions granted under the Registrant’s 2000 Stock Option and Incentive Plan	8-K/A	10.2	04/25/2016

10-J*	Form of 2017 Award Agreement for service-based restricted stock granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.1	04/24/2017

10-K*	Form of 2017 Award Agreement for restricted stock with both performance-based and service-based restrictions granted to executive officers under the Registrant’s 2000 Stock Option and Incentive Plan	8-K	10.2	04/24/2017

10-L*	2017 Equity Incentive Plan of Registrant	8-K	10.1	06/15/2017

INDEX TO EXHIBITS - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10-M*	Form of Restricted Stock Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Non-employee Directors)	10-Q	10-B	08/31/2017

10-N*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-O*	Form of 2018 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	04/13/2018

10-P*	Form of 2019 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers) as amended on July 17, 2019	10-K	10-S	03/31/2020

10-Q*	Form of 2021 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/22/2021

10-R*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008

10-S*	Severance and Release Agreement dated March 18, 2021, between Registrant and Timothy Baker	8-K	10.1	03/22/2021

10-T*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Clifton E. Sifford	8-K	10.3	12/17/2008

10-U*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-V*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013

10-W*	Employment and Noncompetition Agreement dated September 10, 2018, between Registrant and Mark S. Worden	10-K	10-W	04/02/2019

10-X*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS - Continued

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 26, 2021	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 26, 2021
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman, Chief Executive Officer and Director	March 26, 2021
Clifton E. Sifford	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 26, 2021
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 26, 2021
Andrea R. Guthrie

/s/ Kent A. Kleeberger	Director	March 26, 2021
Kent A. Kleeberger

/s/ Charles B. Tomm	Director	March 26, 2021
Charles B. Tomm

/s/ Joseph W. Wood	Director	March 26, 2021
Joseph W. Wood

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Financial	March 26, 2021
W. Kerry Jackson	and Administrative Officer and Treasurer (Principal Financial Officer)

/s/ Patrick C. Edwards	Vice President, Chief Accounting Officer,	March 26, 2021
Patrick C. Edwards	Corporate Controller and Assistant Secretary (Principal Accounting Officer)