Form 10-Q
period 2021-05-01
SHOE CARNIVAL INC
filed 2021-06-04
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2021
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 28, 2021 was 14,173,207.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current Assets:
Cash and cash equivalents	$174,643	$106,532	$13,084
Accounts receivable	7,477	7,096	6,316
Merchandise inventories	268,629	233,266	303,988
Other	11,896	8,411	14,186
Total Current Assets	462,645	355,305	337,574
Property and equipment – net	62,038	62,325	64,928
Deferred income taxes	4,965	5,635	7,249
Other noncurrent assets	12,870	13,843	9,454
Operating lease right-of-use assets	207,571	205,639	210,345
Total Assets	$750,089	$642,747	$629,550

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$102,405	$57,717	$90,040
Accrued and other liabilities	55,011	24,390	12,517
Current portion of operating lease liabilities	42,895	48,794	49,078
Total Current Liabilities	200,311	130,901	151,635
Long-term portion of operating lease liabilities	185,205	182,622	184,896
Deferred compensation	11,614	16,008	12,646
Other	2,684	3,040	915
Total Liabilities	399,814	332,571	350,092

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 20,524,601 shares issued in each period, respectively	205	205	205
Additional paid-in capital	77,182	78,878	76,910
Retained earnings	447,875	406,655	378,352
Treasury stock, at cost, 6,351,394 shares, 6,419,736 shares and 6,436,087 shares, respectively	(174,987)	(175,562)	(176,009)
Total Shareholders’ Equity	350,275	310,176	279,458
Total Liabilities and Shareholders’ Equity	$750,089	$642,747	$629,550

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Net sales	$328,457	$147,495
Cost of sales (including buying, distribution and occupancy costs)	198,299	116,031
Gross profit	130,158	31,464
Selling, general and administrative expenses	72,555	54,725
Operating income/(loss)	57,603	(23,261)
Interest income	(4)	(89)
Interest expense	119	56
Income/(loss) before income taxes	57,488	(23,228)
Income tax expense/(benefit)	14,246	(7,038)
Net income/(loss)	$43,242	$(16,190)
Net income/(loss) per share:
Basic	$3.06	$(1.16)
Diluted	$3.02	$(1.16)
Weighted average shares:
Basic	14,129	13,992
Diluted	14,324	13,992

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2021	20,525	(6,420)	$205	$78,878	$406,655	$(175,562)	$310,176
Dividends declared ($0.140 per share)					(2,022)		(2,022)
Employee stock purchase plan purchases		2		31		33	64
Restricted stock awards		105		(2,878)		2,878	0
Shares surrendered by employees to pay taxes on restricted stock		(38)				(2,336)	(2,336)
Stock-based compensation expense				1,151			1,151
Net income					43,242		43,242
Balance at May 1, 2021	20,525	(6,351)	$205	$77,182	$447,875	$(174,987)	$350,275

Balance at February 1, 2020	20,525	(6,517)	$205	$79,914	$395,761	$(178,517)	$297,363
Dividends declared ($0.085 per share)					(1,219)		(1,219)
Employee stock purchase plan purchases		4		(34)		97	63
Restricted stock awards		148		(4,111)		4,111	0
Shares surrendered by employees to pay taxes on restricted stock		(71)				(1,700)	(1,700)
Stock-based compensation expense				1,141			1,141
Net loss					(16,190)		(16,190)
Balance at May 2, 2020	20,525	(6,436)	$205	$76,910	$378,352	$(176,009)	$279,458

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Cash Flows From Operating Activities
Net income/(loss)	$43,242	$(16,190)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,315	3,831
Stock-based compensation	1,227	1,054
Loss on retirement and impairment of assets	757	2,089
Deferred income taxes	670	584
Non-cash operating lease expense	11,434	10,250
Other	1,187	(1,065)
Changes in operating assets and liabilities:
Accounts receivable	(381)	(3,592)
Merchandise inventories	(35,363)	(44,493)
Operating leases	(16,682)	(8,881)
Accounts payable and accrued liabilities	61,519	23,508
Other	4,595	(9,958)
Net cash provided by (used in) operating activities	76,520	(42,863)
Cash Flows From Investing Activities
Purchases of property and equipment	(4,083)	(3,189)
Other	0	194
Net cash used in investing activities	(4,083)	(2,995)
Cash Flows From Financing Activities
Borrowings under line of credit	0	8,691
Payments on line of credit	0	(8,691)
Proceeds from issuance of stock	64	63
Dividends paid	(2,054)	(1,320)
Shares surrendered by employees to pay taxes on restricted stock	(2,336)	(1,700)
Net cash used in financing activities	(4,326)	(2,957)
Net increase (decrease) in cash and cash equivalents	68,111	(48,815)
Cash and cash equivalents at beginning of period	106,532	61,899
Cash and cash equivalents at end of period	$174,643	$13,084
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$118	$44
Cash paid during period for income taxes	$68	$(97)
Capital expenditures incurred but not yet paid	$1,323	$1,358
Dividends declared but not yet paid	$101	$64

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing customers the convenience of shopping at any of our store locations or online.  We offer customers a broad assortment of dress, casual and athletic footwear for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts.  We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.  References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Note 2 - Net Income/(Loss) Per Share

The following tables set forth the computation of basic and diluted net income/(loss) per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 1, 2021			May 2, 2020
		(In thousands, except per share data)
Basic Net Income/(Loss) per Share:	Net Income/(Loss)	Shares	Per Share Amount	Net Income/(Loss)	Shares	Per Share Amount
Net income/(loss) available for basic common shares and basic net income/(loss) per share	$43,242	14,129	$3.06	$(16,190)	13,992	$(1.16)
Diluted Net Income/(Loss) per Share:
Net income/(loss)	$43,242			$(16,190)
Conversion of share-based compensation arrangements	0	195		0	0
Net income/(loss) available for diluted common shares and diluted net income/(loss) per share	$43,242	14,324	$3.02	$(16,190)	13,992	$(1.16)

The computation of basic net income/(loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income/(loss) per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of share-settled compensation arrangements involving restricted stock, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020 had a non-forfeitable right to dividends. The computation of diluted net income/(loss) per share excluded approximately 3,000 unvested share-settled awards for the first quarter of fiscal 2021 because the impact would be anti-dilutive.  During the first quarter of fiscal 2020, approximately 198,000 unvested share-settled awards were excluded from the computation because the impact would have been anti-dilutive.

Note 3 – Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued guidance related to reference rate reform, which addresses contract modifications that may be necessary due to the expected discontinuance of LIBOR as a broadly used reference rate.  The guidance was effective immediately but is only available for contract modifications made through December 31, 2022.   Our credit facility currently allows for LIBOR-based borrowings and, as amended in 2020, contains provisions providing for a benchmark replacement in the event LIBOR is discontinued.  We will adopt this guidance when LIBOR is discontinued and do not expect the adoption will have a material impact on our consolidated financial statements or related disclosures.

Note 4 – Risk and Uncertainties Associated with the COVID-19 Pandemic

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

The COVID-19 pandemic began significantly impacting our operations, sales and costs beginning in the first quarter of fiscal 2020.  Impacts included the temporary closure of our physical stores effective March 19, 2020, reduced foot traffic and sales, deteriorating economic conditions for our customer base, and some disruption to our global supply chain.  We began reopening physical stores in accordance with applicable public health guidelines in late April 2020.  By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June 2020, substantially all of our stores had reopened.  Our e-commerce platform has been fully operational during the pandemic with e-commerce orders generally fulfilled by our store locations.

Due to the pandemic, we did not have any stores closed as of May 1, 2021 or for extended periods during the first quarter of fiscal 2021. The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

Note 5 - Fair Value Measurements

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at May 1, 2021, January 30, 2021 and May 2, 2020.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 1, 2021
Cash equivalents - money market mutual funds	$175,612	$0	$0	$175,612
As of January 30, 2021
Cash equivalents - money market mutual funds	$97,519	$0	$0	$97,519
As of May 2, 2020
Cash equivalents - money market mutual funds	$3,128	$0	$0	$3,128

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

During the thirteen weeks ended May 1, 2021 and May 2, 2020, we recorded impairment charges of $724,000 and $2.3 million associated with two stores and seven stores, respectively.   These charges were included in selling, general and administrative expenses.   No impairments of operating right-of-use assets have been recorded in either period.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our shareholder approved Shoe Carnival, Inc. 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted stock.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan and for cash-settled stock appreciation rights. Stock-based compensation expense for the employee stock purchase plan was $11,000 before the income tax benefit of $3,000 for each of the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at January 30, 2021	256,508	$22.13
Granted	107,986	56.42
Vested	(105,148)	29.70
Restricted stock units and performance stock units at May 1, 2021	259,346	$33.34

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $3.1 million and $4.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $56.42 and $14.88, respectively.

There were no restricted stock awards granted during the thirteen weeks ended May 1, 2021 or May 2, 2020.  There were no restricted stock awards that vested during the thirteen weeks ended May 1, 2021 and the total fair value at grant date of restricted stock awards that vested during the thirteen weeks ended May 2, 2020 was $1.2 million.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Stock-based compensation expense before the recognized income tax effect	$1,140	$1,130
Income tax effect at statutory rate	$(282)	$(342)
Additional income tax (benefit)/expense on vesting of awards	$(880)	$45

As of May 1, 2021 approximately $7.8 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (“SARs”) are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2021 will vest and become fully exercisable on March 31, 2022 and any unexercised SARs will expire on March 31, 2024.  SARs granted during the first quarter of fiscal 2020 vested and became fully exercisable on March 31, 2021 and any unexercised SARs will expire on March 31, 2023.  SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020. The remaining unexercised SARs from the first quarter fiscal 2019 grant were exercised in the first quarter of fiscal 2021.  The SARs issued have a defined maximum gain of $10.00 over the exercise price of $61.88 for awards granted in fiscal 2021 and over the exercise price of $13.79 for awards granted in fiscal 2020.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2021	44,200	$15.23
Granted	46,900	61.88
Exercised	(43,200)	15.26
Outstanding at May 1, 2021	47,900	$60.88	2.9

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding SAR awards as of May 1, 2021 was $2.70.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	May 1, 2021	May 2, 2020
Risk free interest rate yield curve	0.01% - 0.86%	0.10% - 0.36%
Expected dividend yield	0.9%	1.5%
Expected volatility	63.19%	62.95%
Maximum life	1.92 - 2.92 Years	1.91 - 2.91 Years
Exercise multiple	0.94 - 1.29	1.29
Maximum payout	$10.00	$10.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

The risk free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our historical quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our common stock. The exercise multiple and employee exit rate were calculated based on historical data.

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Stock-based compensation expense/(benefit) before the recognized income tax effect	$76	$(87)
Income tax effect at statutory rate	$(19)	$26

As of May 1, 2021, approximately $109,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.9 years.

Note 7 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

(In thousands)	Thirteen Weeks Ended May 1, 2021		Thirteen Weeks Ended May 2, 2020
Non-Athletics:
Women’s	$75,531	23%	$28,921	20%
Men’s	44,282	13	18,715	13
Children’s	23,293	7	7,009	5
Total	143,106	43	54,645	38

Athletics:
Women’s	58,595	18	32,912	22
Men’s	65,724	20	31,460	21
Children’s	42,578	13	20,664	14
Total	166,897	51	85,036	57

Accessories and Other	18,454	6	7,814	5

Total	$328,457	100%	$147,495	100%

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

Our physical stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce platform accepts credit/debit cards, PayPal, Apple Pay, Klarna and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at May 1, 2021, January 30, 2021 and May 2, 2020.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities as of May 1, 2021 and January 30, 2021.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities at May 2, 2020.

Contract Liabilities

When a gift card is issued, the issuance is recorded as an increase to contract liabilities at the time of issuance and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At May 1, 2021, January 30, 2021 and May 2, 2020, approximately $1.4 million, $1.7 million and $1.3 million of contract liabilities associated with unredeemed gift cards were recorded in accrued and other liabilities, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $42,000 and $19,000 was recognized in net sales during the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases through any of our multi-channel points of sale.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen weeks ended May 1, 2021 and May 2, 2020, approximately $1.3 million and $957,000, respectively, of loyalty rewards were recognized in net sales.  At May 1, 2021, January 30, 2021 and May 2, 2020, approximately $1.1 million, $755,000 and $406,000 of contract liabilities associated with loyalty rewards were recorded in our Condensed Consolidated Balance Sheets, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores and our single distribution center, which has a current lease term expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of May 1, 2021.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended May 1, 2021 and May 2, 2020:

(In thousands)	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Operating lease cost	$13,263	$13,226
Variable lease cost	648	187
CAM, property taxes and insurance	4,768	4,989
Total	$18,679	$18,402

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on the operations of our stores, economic conditions, financial market volatility, and our supply chain and distribution processes; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales at our stores; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our multi-channel sales; the potential impact of national and international security concerns on the retail environment; changes in our relationships with key suppliers; our ability to control costs and meet our labor needs in a rising wage and/or inflationary environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the effectiveness of our inventory management; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our stores and our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to manage our third-party vendor relationships; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the SEC.

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

Our objective is to be the multi-channel retailer-of-choice for on-trend branded and private label footwear for the entire family.  Our product assortment includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes.  Our average store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Over 100 of our physical stores have strongly branded Nike shops that highlight Nike products within the stores, and we expect to add more Nike shops to our physical stores through 2023. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores.

Critical Accounting Policies

We use judgment in reporting our financial results.  This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances.  However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates.  Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, leases, and income taxes.  The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and there have been no material changes to those critical accounting policies.

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

In response to the COVID-19 pandemic, all of our physical stores were temporarily closed effective March 19, 2020.  Our e-commerce platform continued to operate, and our e-commerce sales increased significantly in fiscal 2020 as customers shifted purchases to our online channel.  We began reopening our physical stores in accordance with applicable public health guidelines in late April 2020. Thus substantially all of our physical stores were closed for approximately 50% of the first fiscal quarter of 2020.  By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June 2020, substantially all of our stores had reopened.  Due to the pandemic, we did not have any stores closed as of May 1, 2021 or for extended periods during the first quarter of fiscal 2021.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%

May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%

(1)

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	60.4	78.7
Gross profit	39.6	21.3
Selling, general and administrative expenses	22.1	37.1
Operating income/(loss)	17.5	(15.8)
Interest income	0.0	0.0
Income tax expense/(benefit)	4.3	(4.8)
Net income/(loss)	13.2%	(11.0)%

Executive Summary for the First Fiscal Quarter Ended May 1, 2021

Given the significant impact of the COVID-19 pandemic on our fiscal 2020 first quarter results, we have included certain comparisons between the first quarter of fiscal 2021 and the first quarter of fiscal 2019 to provide further context regarding our fiscal 2021 results of operations.

*   *   *

The first quarter of fiscal 2021 was a record-breaking quarter with the highest quarterly net sales, gross profit, operating income and diluted net income per share in our history.  For the first quarter of fiscal 2021, diluted net income per share of $3.02 exceeded our highest annual diluted net income per share of $2.92, which we reported for the full fiscal year 2019.

The beginning of the first quarter of fiscal 2021 was negatively impacted by a combination of cold, wet weather and a delay in tax refunds. As the quarter progressed, we started to experience an increase in sales primarily due to more seasonable weather, the positive impact of consumer tax refunds and government stimulus payments, and the arrival of new spring inventory.  We believe sales were further bolstered by the successful rollout of COVID-19 vaccinations and the decrease in the number of positive COVID-19 cases in our trade areas, which we believe gave our customers confidence to shop our physical stores. Comparable store sales for our physical stores increased 161.1% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 and 22.7% compared to the first quarter of fiscal 2019.  Comparable store sales for our e-commerce platform increased 11.8% compared to the first quarter of fiscal 2020 and 191.3% compared to the first quarter of fiscal 2019.

All of our product categories had comparable store sales increases ranging from double digits to low triple-digits compared to the first quarter of fiscal 2020.  Additionally, certain categories showed significant comparable store sales increases compared to the first quarter of fiscal 2019, including: adult athletics,  women’s non-athletics and in particular women’s non-athletic sport and seasonal categories, men’s non-athletics and children’s athletics and non-athletic shoes.  Demand for additional product categories such as women’s dress shoes began to show improvement in the first quarter of fiscal 2021, as social and work-related activity continued to increase; however, comparable store sales in women's dress shoes decreased in the first quarter of fiscal 2021 compared to the first quarter of 2019.

Highlights for the first quarter of fiscal 2021 and a brief discussion of some key initiatives are as follows:

•

Net sales for the first quarter of fiscal 2021 were an all-time quarterly record of $328.5 million.  Comparable store sales increased 125.8% compared to the first quarter of fiscal 2020 and increased 31.6% compared to the first quarter of fiscal 2019 when operations were not impacted by the pandemic.

•

Net income for the first quarter of fiscal 2021 was $43.2 million, or $3.02 per diluted share, compared to a net loss of $16.2 million, or a loss of $1.16 per diluted share, in the first quarter of fiscal 2020.  Earnings in the first quarter of fiscal 2021 exceeded any previous quarterly or full-year record.

•

We achieved record quarterly gross profit of $130.2 million during the first quarter of fiscal 2021. Gross profit margin as a percent of sales increased 18.3 percentage points to a record 39.6% compared to the first quarter of fiscal 2020 and increased 10.0 percentage points compared to the first quarter of fiscal 2019, driven by a strong merchandise selection and reduced chain-wide promotional pricing.

•	We had no borrowings during the first fiscal quarter of 2021 and ended the quarter with $174.6 million of cash and cash equivalents.
•

In the first quarter of fiscal 2021, we continued to increase membership in our Shoe Perks customer loyalty program, which grew over 10 percent compared to the prior year first quarter.  This brought total membership in the program to over 27 million customers as of May 1, 2021.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.

•	During the next twelve months, we expect to have completed the first 100 stores within our plan to modernize two-thirds of our store portfolio over the next three to five years.

Results of Operations for the First Quarter Ended May 1, 2021

Net Sales

Net sales were a record $328.5 million during the first quarter of fiscal 2021 and increased substantially compared to the first quarter of the prior year. Total comparable stores sales increased 125.8% with physical stores sales increasing 161.1% and e-commerce sales increasing 11.8 % compared to the prior year.  E-commerce sales represented approximately 12% of merchandise sales in the first quarter of fiscal 2021.  Total comparable store sales increased 31.6% compared to the first quarter of fiscal 2019.  Net sales were positively impacted by continued demand for our strong product offerings, seasonal weather, increased COVID-19 vaccination rates and the positive impact of consumer-based government stimulus.  Additionally, substantially all of our stores were closed for approximately half of the first quarter of fiscal 2020 due to the pandemic. Net sales in the first quarter of fiscal 2021 were favorably impacted by increased conversion and average transaction price with traffic returning to fiscal 2019 levels.  The increase in average transaction price was primarily driven by reduced promotional activity as more fully discussed below.

Gross Profit

Gross profit was a record $130.2 million during the first quarter, an increase of $98.7 million compared to the prior year.  Gross profit margin in the first fiscal quarter increased to 39.6% compared to 21.3% in the first quarter of fiscal 2020 and 29.6% in the first quarter of fiscal 2019.  The increase in gross profit was primarily due to our broad assortment of inventory and our ability to effectively replenish product, despite supply chain disruptions.  As a result of our strong inventory position and related customer response, we were able to eliminate low margin, chain-wide promotional events, including Buy One, Get One Half Off (“BOGO”) promotions, for the entire quarter.  Our customers responded positively to our promotional strategy by remaining focused on certain categories and brands and continued to shop our stores and e-commerce platform for their needs.  The decision to be less promotional led to higher merchandise margins, which increased 10.0 percentage points compared to the first quarter of fiscal 2020 and 8.1 percentage points compared to the first quarter of fiscal 2019.  Based on our customer’s response to date, we anticipate eliminating chain-wide BOGO promotions for the remainder of fiscal 2021.

As a percentage of sales, our buying, distribution and occupancy costs decreased 8.3 percentage points compared to the first quarter of fiscal 2020 and 1.9 percentage points compared to the first quarter of fiscal 2019 primarily due to the increase in sales.  Investments in our distribution center placed into service after the first quarter of fiscal 2020 resulted in higher costs in fiscal 2021, which offset some of the leveraging effect of the higher sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $17.8 million in the first quarter of fiscal 2021 to $72.6 million compared to $54.7 million in the first quarter of fiscal 2020.  As a percentage of net sales, SG&A leveraged to 22.1% compared to 37.1% in the first quarter of fiscal 2020 and 23.4% in the first quarter of fiscal 2019.  This decrease in SG&A as a percentage of sales compared to the last two years reflects the leveraging effect of higher sales.

The increase in SG&A primarily correlated with our record performance, in terms of increased performance-based incentive compensation, general wages and variable costs that change with sales, such as credit card fees.  SG&A also increased due to market return volatility on our deferred compensation plan.  With respect to performance-based incentive compensation, our record performance in the first quarter of fiscal 2021 exceeded annual performance targets; therefore, virtually all annual performance-based compensation expected for the full year was expensed this quarter resulting in 40% of the period-over-period increase.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2021 was 24.8% compared to 30.3% for the same period in fiscal 2020.  Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The higher tax rate in the prior year was primarily impacted by our first quarter implementation of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the deleveraging effect of lower pre-tax profitability on permanent differences.  For the full 2021 fiscal year, we expect our tax rate to be comparable to the 25.8% effective tax rate recognized in fiscal 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are $174.6 million of cash and cash equivalents on hand at the end of the first fiscal quarter of 2021, cash generated from operations and availability under our $100 million credit facility.  While the continued economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic makes our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program, and the financing of capital projects, including investments in new systems.

Cash Flow - Operating Activities

Net cash generated from operating activities was $76.5 million in the first quarter of fiscal 2021 compared to net cash used in operating activities of $42.9 million during the first quarter of fiscal 2020.  The increase in operating cash flow was primarily driven by higher cash receipts on increased sales, partially offset by increased inventory purchases for the quarter ended May 1, 2021 compared to the quarter ended May 2, 2020.

Working capital increased on a year-over-year basis, totaling $262.3 million at May 1, 2021 and $185.9 million at May 2, 2020.  The increase was primarily attributable to increased cash positions. Our current ratio was 2.3 as of May 1, 2021 compared to 2.2 as of May 2, 2020.

Cash Flow – Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures. During the first quarter of fiscal 2021, we expended $4.1 million for the purchase of property and equipment, primarily related to our store portfolio modernization plan. During the first quarter of fiscal 2020, we expended $3.2 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities.

Cash Flow – Financing Activities

Our cash outflows for financing activities are typically for cash dividend payments, share repurchases or payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of equity awards. Our cash inflows from financing activities generally reflect stock issuances to employees under our Employee Stock Purchase Plan and borrowings under our credit facility.

During the first quarter of fiscal 2021, net cash used in financing activities was $4.3 million compared to $3.0 million during the first quarter of fiscal 2020.  The increase in net cash used in financing activities was primarily due to increased dividend payments and more shares withheld upon the vesting of equity awards.  During the first quarter of fiscal 2021, we did not borrow or repay funds under our credit facility and did not repurchase any shares associated with our Board of Directors’ authorized share repurchase program. Letters of credit outstanding were $750,000 at May 1, 2021, and our borrowing capacity was $99.2 million.

Our credit facility requires us to maintain compliance with various financial covenants. See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a further discussion of our credit facility and its covenants.  We were in compliance with these covenants as of May 1, 2021.

Capital Expenditures

Capital expenditures for fiscal 2021, including actual expenditures for the fiscal quarter ended May 1, 2021, are expected to be between $30 million and $35 million, with approximately $24 million to $26 million to be used for a new store, relocations and remodels and approximately $2 million to $4 million for upgrades to our distribution center and e-commerce platform.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic and ongoing supply chain disruptions.  Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We continually analyze our store portfolio and the potential for new stores based on our view of internal and external opportunities and challenges in the marketplace.  Increasing market penetration by opening new stores has historically been a key component of our long-term growth strategy, and we continue to focus on generating positive long-term financial performance from our store portfolio.  We expect to pursue opportunities for store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.  In fiscal 2021, we expect to open one new store within our existing geographic footprint.  We anticipate store growth will return after fiscal 2021.

When we identify a store that produces or may potentially produce, low or negative contribution, we either renegotiate lease terms, relocate or close the store.  In instances when underperformance indicates the carrying value of a store’s assets may not be recoverable, we impair the store.  Although store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  We closed six stores in the quarter and expect to close two additional stores by the end of the current fiscal year.

Our future store strategies may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

Dividends

On March 18, 2021, the Board of Directors increased the quarterly cash dividend from $0.09 to $0.14 per share, an increase of 56%.  The quarterly cash dividend of $0.14 per share was paid on April 19, 2021 to shareholders of record as of the close of business on April 5, 2021. In fiscal 2020, the first quarter dividend was $0.085 per share.  During the first quarters of fiscal 2021 and 2020, we returned $2.1 million and $1.3 million, respectively, to our shareholders through our quarterly cash dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  Our credit agreement permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year does not exceed $10 million. See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a further discussion of our credit facility and its covenants.

Share Repurchase Program

On December 15, 2020, our Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2021 (the “2021 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2021 and in accordance with applicable laws, rules and regulations. The 2021 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

Due to uncertainty related to the COVID-19 pandemic, no share repurchases have been made to date in fiscal 2021 and no repurchases were made throughout fiscal 2020.  We will continue to evaluate the repurchase of shares under the 2021 Share Repurchase Program.

Our credit facility stipulates that distributions in the form of redemptions of Equity Interests (as defined in the credit agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the credit agreement.  See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a further discussion of our credit facility and its covenants.

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

With respect to our back-to-school shopping season, we believe most schools may resume in-person learning on a part-time or full-time basis.  However, as of early June 2021, very few schools in the trade areas we serve have announced start dates for the upcoming fall semester.  It currently remains uncertain whether the traditional late July and early August school openings will resume as normal, commence at a later date, or open at all.  The timing of these traditional school openings typically benefit our second quarter sales and earnings results.

Recent Accounting Pronouncements

See Note 3 — “Recently Issued Accounting Pronouncements” in the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first quarter of fiscal 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 1, 2021, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

The risk factor entitled “Adverse impacts on consumer spending may significantly harm our business“ has been updated to read as follows:

Adverse impacts on consumer spending may significantly harm our business.  The success of our business depends to a significant extent upon the level of consumer spending.  A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions;
•	unemployment trends and salaries and wage rates;
•	energy costs, which affect gasoline and home heating prices;
•	the level of consumer debt;
•	consumer credit availability;
•	real estate values and foreclosure rates;
•	consumer confidence in future economic conditions;
•	interest rates;
•	inflation;
•	health care costs;
•	the timing and level of government stimulus payments;
•	tax rates, policies and timing and amounts of tax refunds;
•	natural disasters, changing weather patterns and catastrophic events; and
•	war, terrorism, civil unrest, other hostilities and security concerns.

The merchandise we sell generally consists of discretionary items.  Adverse economic conditions and unemployment rates, and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items.  The federal stimulus payments made directly to consumers as a result of the COVID-19 pandemic likely had a positive impact on our net sales, including in the first quarter of fiscal 2021.  The amount of any future stimulus payments and duration of the impact of such payments is uncertain.  Reduced consumer demand could result in reduced traffic in our physical stores and to our e-commerce platform; a limit to the prices we can charge for our merchandise; inventory markdowns; increased selling and promotional expenses; and the need to close underperforming stores, which could result in higher than anticipated closing costs.  Any of these impacts could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
January 31, 2021 to February 27, 2021	0	$0	0	$50,000,000
February 28, 2021 to April 3, 2021	38,005	$61.46	0	$50,000,000
April 4, 2021 to May 1, 2021	0	$0	0	$50,000,000
	38,005		0

(1)	Total number of shares purchased were shares withheld by us in connection with employee payroll tax withholding upon the vesting of share-settled equity awards.
(2)

On December 15, 2020, our Board of Directors authorized a new share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2021 and expiring on December 31, 2021.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10.1	Employment and Noncompetition Agreement dated as of April 4, 2021 between Registrant and Marc A. Chilton				X
10.2	Severance and Release Agreement, dated March 18, 2021, between Registrant and Timothy Baker	8-K	10.1	3/22/2021
10.3	Form of 2021 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	3/22/2021
10.4	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of April 7, 2021, between Registrant and Clifton E. Sifford	8-K	10.1	4/9/2021
10.5	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of April 5, 2021, between Registrant and W. Kerry Jackson	8-K	10.2	4/9/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2021	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)