Form 10-Q
period 2021-07-31
SHOE CARNIVAL INC
filed 2021-09-03
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 27, 2021 was 28,238,450.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current Assets:
Cash and cash equivalents	$146,506	$106,532	$76,885
Marketable securities	17,431	0	0
Accounts receivable	7,871	7,096	6,844
Merchandise inventories	308,141	233,266	298,856
Other	13,131	8,411	13,419
Total Current Assets	493,080	355,305	396,004
Property and equipment – net	65,871	62,325	65,043
Deferred income taxes	4,135	5,635	7,289
Other noncurrent assets	12,498	13,843	10,589
Operating lease right-of-use assets	208,472	205,639	210,593
Total Assets	$784,056	$642,747	$689,518

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$96,494	$57,717	$129,641
Accrued and other liabilities	50,126	24,390	20,863
Current portion of operating lease liabilities	47,769	48,794	45,376
Total Current Liabilities	194,389	130,901	195,880
Long-term portion of operating lease liabilities	185,555	182,622	189,411
Deferred compensation	11,440	16,008	14,249
Other	2,760	3,040	991
Total Liabilities	394,144	332,571	400,531

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	78,330	78,737	77,183
Retained earnings	490,069	406,655	387,119
Treasury stock, at cost, 12,810,740 shares, 12,839,472 shares and 12,846,874 shares, respectively	(178,897)	(175,626)	(175,725)
Total Shareholders’ Equity	389,912	310,176	288,987
Total Liabilities and Shareholders’ Equity	$784,056	$642,747	$689,518

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 31, 2021	Thirteen Weeks Ended August 1, 2020	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Net sales	$332,230	$300,794	$660,687	$448,289
Cost of sales (including buying, distribution and occupancy costs)	196,478	218,189	394,777	334,220
Gross profit	135,752	82,605	265,910	114,069
Selling, general and administrative expenses	76,038	68,207	148,593	122,932
Operating income/(loss)	59,714	14,398	117,317	(8,863)
Interest income	(2)	(4)	(6)	(93)
Interest expense	119	118	238	174
Income/(loss) before income taxes	59,597	14,284	117,085	(8,944)
Income tax expense/(benefit)	15,385	4,224	29,631	(2,814)
Net income/(loss)	$44,212	$10,060	$87,454	$(6,130)
Net income/(loss) per share:
Basic	$1.56	$0.36	$3.09	$(0.22)
Diluted	$1.54	$0.35	$3.05	$(0.22)
Weighted average shares:
Basic	28,323	28,175	28,290	28,080
Diluted	28,652	28,429	28,643	28,080

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 1, 2021	41,049	(12,703)	$410	$77,041	$447,875	$(175,051)	$350,275
Dividends declared ($0.070 per share)					(2,018)		(2,018)
Employee stock purchase plan purchases		1		15		13	28
Restricted stock awards		8		(112)		112	0
Purchase of common stock for treasury		(117)				(3,971)	(3,971)
Stock-based compensation expense				1,386			1,386
Net income					44,212		44,212
Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912

Balance at May 2, 2020	41,049	(12,872)	$410	$76,769	$378,352	$(176,073)	$279,458
Dividends declared ($0.045 per share)					(1,293)		(1,293)
Employee stock purchase plan purchases		3		(4)		46	42
Restricted stock awards		24		(329)		329	0
Shares surrendered by employees to pay taxes on restricted stock		(2)				(27)	(27)
Stock-based compensation expense				747			747
Net income					10,060		10,060
Balance at August 1, 2020	41,049	(12,847)	$410	$77,183	$387,119	$(175,725)	$288,987

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends declared ($0.140 per share)					(4,040)		(4,040)
Employee stock purchase plan purchases		3		46		46	92
Restricted stock awards		218		(2,990)		2,990	0
Shares surrendered by employees to pay taxes on restricted stock		(76)				(2,336)	(2,336)
Purchase of common stock for treasury		(117)				(3,971)	(3,971)
Stock-based compensation expense				2,537			2,537
Net income					87,454		87,454
Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912

Balance at February 1, 2020	41,049	(13,034)	$410	$79,773	$395,761	$(178,581)	$297,363
Dividends declared ($0.088 per share)					(2,512)		(2,512)
Employee stock purchase plan purchases		10		(38)		143	105
Restricted stock awards		321		(4,440)		4,440	0
Shares surrendered by employees to pay taxes on restricted stock		(144)				(1,727)	(1,727)
Stock-based compensation expense				1,888			1,888
Net loss					(6,130)		(6,130)
Balance at August 1, 2020	41,049	(12,847)	$410	$77,183	$387,119	$(175,725)	$288,987

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Cash Flows From Operating Activities
Net income/(loss)	$87,454	$(6,130)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	8,926	7,866
Stock-based compensation	2,686	1,892
Loss on retirement and impairment of assets	1,034	2,289
Deferred income taxes	1,499	544
Non-cash operating lease expense	21,214	20,844
Other	1,845	334
Changes in operating assets and liabilities:
Accounts receivable	(775)	(4,120)
Merchandise inventories	(74,875)	(39,361)
Operating leases	(22,140)	(18,898)
Accounts payable and accrued liabilities	53,236	71,373
Other	(257)	(10,425)
Net cash provided by operating activities	79,847	26,208
Cash Flows From Investing Activities
Purchases of property and equipment	(12,137)	(7,206)
Investments in marketable securities and other	(17,482)	0
Other	0	194
Net cash used in investing activities	(29,619)	(7,012)
Cash Flows From Financing Activities
Borrowings under line of credit	0	24,903
Payments on line of credit	0	(24,903)
Proceeds from issuance of stock	92	105
Dividends paid	(4,039)	(2,588)
Purchase of common stock for treasury	(3,971)	0
Shares surrendered by employees to pay taxes on restricted stock	(2,336)	(1,727)
Net cash used in financing activities	(10,254)	(4,210)
Net increase in cash and cash equivalents	39,974	14,986
Cash and cash equivalents at beginning of period	106,532	61,899
Cash and cash equivalents at end of period	$146,506	$76,885
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$238	$156
Cash paid during period for income taxes	$16,784	$1,501
Capital expenditures incurred but not yet paid	$941	$1,390
Dividends declared but not yet paid	$135	$88

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing customers the convenience of shopping at any of our store locations or online.  We offer customers a broad assortment of dress, casual and athletic footwear and accessories for men, women and children with an emphasis on national name brands. We differentiate our retail concept from our competitors by our distinctive, fun and promotional marketing efforts.  We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.  References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

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

On June 21, 2021, our Board of Directors authorized a two-for-one stock split of the shares of our common stock, which was effected in the form of a dividend.  The stock split entitled each shareholder of record at the close of business on July 6, 2021 to receive one additional share of common stock for each share of common stock owned as of that date and was paid on July 19, 2021.  Upon the completion of the stock split, our outstanding shares increased from approximately 14.1 million shares to approximately 28.2 million shares. In accordance with the provisions of our 2017 Equity Incentive Plan (the “2017 Plan”) and our Employee Stock Purchase Plan, and as determined by the Compensation Committee of our Board of Directors, the following, among other items, were adjusted to equitably reflect the effect of the two-for-one stock split:

•	The number of shares reserved and available for issuance;
•	The number of shares subject to outstanding equity awards;
•	The exercise prices and maximum gain of our outstanding stock appreciation rights; and
•	The annual diluted net income per share targets associated with our outstanding performance stock units granted under the 2017 Plan.

All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively for all periods presented.

Note 2 - Net Income/(Loss) Per Share

The following tables set forth the computation of basic and diluted net income/(loss) per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 31, 2021			August 1, 2020
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$44,212	28,323	$1.56	$10,060	28,175	$0.36
Diluted Net Income per Share:
Net income	$44,212			$10,060
Conversion of share-based compensation arrangements	0	329		0	254
Net income available for diluted common shares and diluted net income per share	$44,212	28,652	$1.54	$10,060	28,429	$0.35

	Twenty-six Weeks Ended
	July 31, 2021			August 1, 2020
		(In thousands, except per share data)
Basic Net Income/(Loss) per Share:	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income/(loss) available for basic common shares and basic net income/(loss) per share	$87,454	28,290	$3.09	$(6,130)	28,080	$(0.22)
Diluted Net Income/(Loss) per Share:
Net income/(loss)	$87,454			$(6,130)
Conversion of share-based compensation arrangements	0	353		0	0
Net income/(loss) available for diluted common shares and diluted net income/(loss) per share	$87,454	28,643	$3.05	$(6,130)	28,080	$(0.22)

The computation of basic net income/(loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income/(loss) per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of share-settled compensation arrangements involving restricted stock, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020 had a non-forfeitable right to dividends. No unvested share-settled awards were excluded from the computation of diluted net income/(loss) per share for the thirteen and twenty-six weeks ended July 31, 2021, or the thirteen weeks ended August 1, 2020.  During the twenty-six weeks ended August 1, 2020, approximately 162,000 unvested share-settled awards were excluded from the computation because the impact would have been anti-dilutive.

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

We did not have any stores closed as of July 31, 2021 or for extended periods during the first six months of fiscal 2021 due to the pandemic. The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at July 31, 2021, January 30, 2021 and August 1, 2020.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 31, 2021
Cash equivalents - money market mutual funds	$132,514	$0	$0	$132,514
Marketable securities - mutual funds that fund deferred compensation	17,431	0	0	17,431
Total	$149,945	$0	$0	$149,945
As of January 30, 2021
Cash equivalents - money market mutual funds	$97,519	$0	$0	$97,519
As of August 1, 2020
Cash equivalents - money market mutual funds	$69,963	$0	$0	$69,963

During the second quarter of fiscal 2021, we invested approximately $17.5 million in publicly traded mutual funds with readily determinable fair values.  These marketable securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan.  As of July 31, 2021, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan.  As of July 31, 2021, the balance in our deferred compensation plan was $17.5 million, of which $6.1 million was in Accrued and other liabilities based on scheduled payments due within the next 12 months and $11.4 million was in Deferred compensation.  We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust.

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable.  The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use.  Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level.  Store level asset groupings typically include property and equipment and operating lease right-of-use assets.  If the estimated, undiscounted future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between estimated fair value and carrying value.  Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in selling, general and administrative expenses.  If the operating lease right-of-use asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term.

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

During the thirteen and twenty-six weeks ended July 31, 2021, we recorded impairment charges of $243,000 and $967,000 associated with one store and three stores, respectively.  During the thirteen and twenty-six weeks ended August 1, 2020, we recorded impairment charges of $182,000 and $2.5 million associated with one store and eight stores, respectively.  These charges were included in selling, general and administrative expenses.  No impairments of operating right-of-use assets have been recorded in any of these periods.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our shareholder approved Shoe Carnival, Inc. 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted stock.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended July 31, 2021, stock-based compensation expense for the Employee Stock Purchase Plan was $5,000 before the income tax benefit of $1,000 and $16,000 before the income tax benefit of $4,000, respectively.  For the thirteen and twenty-six weeks ended August 1, 2020, stock-based compensation expense for the Employee Stock Purchase Plan was $7,000 before the income tax benefit of $2,000 and $18,000 before the income tax benefit of $6,000, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock units and performance stock units at January 30, 2021	513,016	$11.07
Granted	215,972	28.21
Vested	(210,296)	14.85
Forfeited	(23,618)	16.92
Restricted stock units and performance stock units at July 31, 2021	495,074	$16.66

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $3.1 million and $4.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $28.21 and $7.44, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock at January 30, 2021	0	$0.00
Granted	8,162	32.65
Vested	(802)	33.04
Forfeited or expired	0	0.00
Restricted stock at July 31, 2021	7,360	$32.61

The weighted-average grant date fair value of restricted stock and other stock awards granted during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $32.65 and $12.46, respectively.  The total fair value at grant date of restricted stock and other stock awards that vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $26,000 and $1.3 million, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock awards):

(In thousands)	Thirteen Weeks Ended July 31, 2021	Thirteen Weeks Ended August 1, 2020	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Stock-based compensation expense before the recognized income tax effect	$1,381	$740	$2,521	$1,870
Income tax effect at statutory rate	$(357)	$(219)	$(638)	$(588)
Additional income tax (benefit)/expense on vesting of awards	$(5)	$33	$(885)	$79

As of July 31, 2021 approximately $6.2 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (“SARs”) are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined.  The SARs granted during the first quarter of fiscal 2021 will vest and become fully exercisable on March 31, 2022 and any unexercised SARs will expire on March 31, 2024.  SARs granted during the first quarter of fiscal 2020 vested and became fully exercisable on March 31, 2021.  The remaining unexercised SARs from the first quarter fiscal 2020 grant were exercised in the second quarter of fiscal 2021.  SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020. The remaining unexercised SARs from the first quarter fiscal 2019 grant were exercised in the first quarter of fiscal 2021.  The SARs issued have a defined maximum gain of $5.00 over the exercise price of $30.94 for awards granted in fiscal 2021.

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2021	88,400	$7.61
Granted	93,800	30.94
Forfeited or expired	(2,800)	30.94
Exercised	(88,400)	7.61
Outstanding at July 31, 2021	91,000	$30.94	2.7

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding SAR awards as of July 31, 2021 was $2.76.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	July 31, 2021	August 1, 2020
Risk free interest rate yield curve	0.05% - 0.69%	0.09% - 0.21%
Expected dividend yield	0.8%	1.5%
Expected volatility	63.14%	65.03%
Maximum life	2.7 Years	2.2 Years
Exercise multiple	1.05	1.29
Maximum payout	$5.00	$5.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended July 31, 2021	Thirteen Weeks Ended August 1, 2020	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Stock-based compensation expense before the recognized income tax effect	$74	$91	$149	$4
Income tax effect at statutory rate	$(19)	$(27)	$(38)	$(1)

As of July 31, 2021, approximately $167,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.7 years.

Note 7 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

(In thousands)	Thirteen Weeks Ended July 31, 2021		Thirteen Weeks Ended August 1, 2020
Non-Athletics:
Women’s	$83,141	25%	$65,167	22%
Men’s	51,678	16	42,319	14
Children’s	22,553	7	16,544	6
Total	157,372	48	124,030	42

Athletics:
Women’s	49,648	15	55,961	19
Men’s	66,902	20	72,941	24
Children’s	39,925	12	31,417	10
Total	156,475	47	160,319	53

Accessories and Other	18,383	5	16,445	5

Total	$332,230	100%	$300,794	100%

(In thousands)	Twenty-six Weeks Ended July 31, 2021		Twenty-six Weeks Ended August 1, 2020
Non-Athletics:
Women’s	$158,672	24%	$94,088	21%
Men’s	95,960	15	61,034	14
Children’s	45,846	7	23,553	5
Total	300,478	46	178,675	40

Athletics:
Women’s	108,243	16	88,873	20
Men’s	132,626	20	104,401	23
Children’s	82,503	12	52,081	12
Total	323,372	48	245,355	55

Accessories and Other	36,837	6	24,259	5

Total	$660,687	100%	$448,289	100%

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

Our physical stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce platform accepts credit/debit cards, PayPal, Apple Pay, Klarna and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at July 31, 2021, January 30, 2021 or August 1, 2020.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to cost of sales and an increase in merchandise inventories.  Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities as of July 31, 2021 and January 30, 2021.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in accrued and other liabilities at August 1, 2020.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At July 31, 2021, January 30, 2021 and August 1, 2020, approximately $1.5 million, $1.7 million and $1.3 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and other liabilities, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $38,000 and $80,000 was recognized in net sales during the thirteen and twenty-six weeks ended July 31, 2021, respectively.  Breakage revenue associated with our gift cards of $23,000 and $42,000 was recognized in net sales during the thirteen and twenty-six weeks ended August 1, 2020, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases through any of our multi-channel points of sale.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen and twenty-six weeks ended July 31, 2021, approximately $1.6 million and $2.9 million, respectively, of loyalty rewards were recognized in net sales.  During the thirteen and twenty-six weeks ended August 1, 2020, approximately $922,000 and $1.9 million, respectively, of loyalty rewards were recognized in net sales.  At July 31, 2021, January 30, 2021 and August 1, 2020, approximately $1.1 million, $755,000 and $827,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores and our single distribution center, which has a current lease term expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of July 31, 2021.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

(In thousands)	Thirteen Weeks Ended July 31, 2021	Thirteen Weeks Ended August 1, 2020	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Operating lease cost	$13,489	$13,389	$26,752	$26,614
Variable lease cost	993	787	1,641	974
CAM, property taxes and insurance	4,861	5,147	9,629	10,136
Total	$19,343	$19,323	$38,022	$37,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations, including  our stores, supply chain and distribution processes, economic conditions, and financial market volatility; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our multi-channel sales; the potential impact of national and international security concerns on the retail environment; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and emerging direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to control costs and meet our labor needs in a rising wage and/or inflationary environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 as filed with the SEC.

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

Our objective is to be the multi-channel retailer-of-choice for on-trend branded and private label footwear for the entire family.  Our product assortment, whether shopping in a physical store or on our e-commerce platform, includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes.  Our average physical store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Over 100 of our physical stores have strongly branded Nike shops that highlight Nike products within the stores, and we expect to add at least 100 more Nike shops to our physical stores through 2023. Our e-commerce platform offers customers the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

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

Information regarding the COVID-19 Coronavirus Pandemic (“COVID-19”)

We continue to closely monitor and manage the impact of the COVID-19 pandemic, and the safety and well-being of our customers, employees and business partners remains a top priority.  The COVID-19 pandemic has significantly impacted, and is expected to continue to impact, our operations, supply chains, distribution processes, and overall economic conditions and consumer spending for the foreseeable future.

In response to the COVID-19 pandemic, all of our physical stores were temporarily closed effective March 19, 2020.  Our e-commerce platform continued to operate, and our e-commerce sales increased significantly in fiscal 2020 as customers shifted purchases to our online channel.  We began reopening our physical stores in accordance with applicable public health guidelines in late April 2020. Thus substantially all of our physical stores were closed for approximately 50% of the first fiscal quarter of 2020.  By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June 2020, substantially all of our stores had reopened.  We did not have any stores closed as of July 31, 2021 or for extended periods during the first six months of fiscal 2021 due to the pandemic.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%
July 31, 2021	377	1	0	378	12,000	4,112,000	11.4%

Year-to-date	383	1	6	378	(34,000)	4,112,000	48.8%

May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%
August 1, 2020	390	2	10	382	(66,000)	4,132,000	12.6%

Year-to-date	392	2	12	382	(88,000)	4,132,000	(14.0)%

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

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended July 31, 2021	Thirteen Weeks Ended August 1, 2020	Twenty-six Weeks Ended July 31, 2021	Twenty-six Weeks Ended August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	59.1	72.5	59.7	74.6
Gross profit	40.9	27.5	40.3	25.4
Selling, general and administrative expenses	22.9	22.7	22.5	27.4
Operating income/(loss)	18.0	4.8	17.8	(2.0)
Interest income	0.0	0.0	0.0	0.0
Income tax expense/(benefit)	4.7	1.5	4.6	(0.6)
Net income/(loss)	13.3%	3.3%	13.2%	(1.4)%

Given the significant impact of the COVID-19 pandemic on our fiscal 2020 second quarter and year-to-date results, we have included certain comparisons in this MD&A between fiscal 2021 and fiscal 2019 to provide further context regarding our fiscal 2021 results of operations.

The shares outstanding and net income per share information throughout this MD&A has been adjusted retroactively for all periods presented as a result of a 2-for-1 stock split that was paid as a dividend on July 19, 2021 to shareholders of record on July 6, 2021.  See Note 1 — “Basis of Presentation” in the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the stock split.

Executive Summary for the Second Fiscal Quarter Ended July 31, 2021

The second quarter of fiscal 2021 was another record-breaking quarter.  Results for the second quarter of fiscal 2021 were the highest in terms of quarterly net sales, gross profit, operating income and diluted net income per share in our history, surpassing previous records set in the first quarter of fiscal 2021.  Through the first six months of fiscal 2021, our diluted net income per share of $3.05 exceeded the diluted net income per share earned during the fiscal years of 2020 and 2019 combined.

Comparable store sales in the second quarter of fiscal 2021 increased 11.4% compared to the second quarter of fiscal 2020 and increased 25.5% compared to the second quarter of fiscal 2019.  In the second quarter of fiscal 2020, we were still reopening a portion of our physical stores throughout May that were closed due to the pandemic. As our physical stores and the U.S. economy reopened, we experienced a significant increase in sales; however, sales in July 2020 were negatively impacted by delays in back-to-school shopping.  Our sales in fiscal 2020 were also more significantly weighted towards our e-commerce platform due to the pandemic.  Fiscal 2019 is considered a more normal year as it was not impacted by COVID-19.

We believe our inventory selection, more focused promotional strategy, a stronger economy (inclusive of the impacts of government stimulus) and the return of a more normal back-to-school shopping season positively impacted our fiscal 2021 second quarter results.  During the second quarter of fiscal 2021, physical store traffic increased 23.1% compared to the second quarter of fiscal 2020 and neared the pre-pandemic levels in the second quarter of fiscal 2019.  Sales generated from our physical stores increased 25.8% for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and 19.0% compared to the second quarter of fiscal 2019.  Sales generated from our e-commerce platform decreased 44.4% compared to the second quarter of fiscal 2020 but increased 140% compared to the second quarter of fiscal 2019.  E-commerce sales were approximately 10% of merchandise sales in the second quarter of fiscal 2021, down from 20% in the second quarter of fiscal 2020, but up from 5% in the second quarter of fiscal 2019.

All of our non-athletic product categories had comparable store sale increases ranging from double digits to low triple-digits compared to the second quarter of fiscal 2020.  As expected, decreases in the men’s and women’s athletic categories occurred.  Athletic categories were elevated in the second quarter of fiscal 2020 consistent with more active life-style choices responsive to the COVID-19 pandemic.  Compared to the second quarter of fiscal 2019, all product categories, including athletics and children’s non-athletics, showed double digit comparable store sale increases.  This increase was driven by higher average per unit prices across all categories, and overall, more units sold.

Highlights for the second quarter of fiscal 2021 and a brief discussion of some key initiatives are as follows:

•	Net sales for the second quarter of fiscal 2021 set another all-time quarterly record of $332.2 million, eclipsing the previous all-time record set last quarter (first quarter of fiscal 2021).
•

Net income for the second quarter of fiscal 2021 was $44.2 million, or $1.54 per diluted share, compared to net income of $10.1 million, or $0.35 per diluted share in the second quarter of fiscal 2020.  Earnings in the second quarter of fiscal 2021 exceeded any previous quarterly or full-year record, including exceeding results recognized in the first quarter of fiscal 2021, which were a record at that point in time.

•

We achieved record quarterly gross profit of $135.8 million during the second quarter of fiscal 2021. Gross profit margin as a percent of sales increased 13.4 percentage points compared to the second quarter of fiscal 2020 to a record 40.9% and increased 10.3 percentage points compared to the second quarter of fiscal 2019, driven by a strong merchandise selection and more focused promotional activity.

•	We had no borrowings during the second quarter of fiscal 2021 and ended the quarter with $163.9 million of cash, cash equivalents and marketable securities.
•

In the second quarter of fiscal 2021, we continued to increase membership in our Shoe Perks customer loyalty program, which grew over 10% compared to the prior year second quarter.  This brought total membership in the program to over 27.7 million customers as of July 31, 2021.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.

•

We are continuing to modernize our stores and expect to have 100 stores modernized by the spring of fiscal 2022, within our plan to modernize two-thirds of our store portfolio over the next three to five years.

Results of Operations for the Second Quarter Ended July 31, 2021

Net Sales

Net sales were a record $332.2 million during the second quarter of fiscal 2021 and increased 10.5% compared to the second quarter of fiscal 2020. Comparable stores sales increased 11.4% compared to the second quarter of fiscal 2020.  Compared to the second quarter of fiscal 2020, physical store sales increased 25.8%, and e-commerce sales decreased 44.4%.  E-commerce sales represented approximately 10% of merchandise sales in the second quarter of fiscal 2021.

Net sales were positively impacted by continued demand for our merchandise, a more normal beginning to the back-to-school shopping season, and a stronger economy (including impacts from consumer-based government stimulus).  Additionally, a portion of our stores were closed during May 2020 due to the pandemic.  Net sales in the second quarter of fiscal 2021 were favorably impacted by increased conversion and average transaction price compared to the second quarter fiscal 2020, with traffic nearing the pre-pandemic levels in the second quarter of fiscal 2019.  The increase in average transaction price was primarily driven by our more focused promotional activity.

Gross Profit

Gross profit was a record $135.8 million during the second quarter of fiscal 2021, an increase of $53.1 million compared to the second quarter of fiscal 2020.  Gross profit margin in the second quarter of fiscal 2021 increased to 40.9% compared to 27.5% in the second quarter of fiscal 2020 and 30.6% in the second quarter of fiscal 2019.  Merchandise margin increased 13.3 percentage points compared to the second quarter of fiscal 2020 and 9.6 percentage points compared to the second quarter of fiscal 2019.  Our more focused promotional strategy drove a higher merchandise margin compared to both fiscal 2020 and 2019.  A more standard product mix sold during the second quarter of fiscal 2021 further increased merchandise margin compared to fiscal 2020.  With respect to product mix, the second quarter of fiscal 2020 had a heavier mix of adult athletic sales, which typically sell at lower margins compared to other footwear categories.

As a percentage of sales, our buying, distribution and occupancy costs were slightly down compared to the second quarter of fiscal 2020 as higher freight and distribution labor costs mostly offset the leveraging effect of higher sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $7.8 million in the second quarter of fiscal 2021 to $76.0 million compared to $68.2 million in the second quarter of fiscal 2020.  As a percentage of net sales, SG&A was relatively consistent at 22.9% in the second quarter of fiscal 2021 compared to 22.7% in the second quarter of fiscal 2020 and lower than the 24.8% recorded in the second quarter of fiscal 2019.  The increase in SG&A in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 correlates with our continued record performance, with increases in store level wages and store level incentive compensation comprising a majority of the increase.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2021 was 25.8% compared to 29.6% for the same period in fiscal 2020.  Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The higher tax rate in the prior year was primarily due to a reversal of a net operating loss carryback recorded in the first quarter of fiscal 2020 due to improved financial performance.  For the full 2021 fiscal year, we expect our tax rate to be comparable to the 25.8% effective tax rate recognized during the full 2020 fiscal year.

Results of Operations for the Six-Month Period Ended July 31, 2021

Net Sales

Net sales were $660.7 million year-to-date in fiscal 2021, a 47.4% increase over the prior year’s year-to-date net sales of $448.3 million. The overall increase in net sales was primarily due to the temporary closure of our physical stores for approximately 50% of the first quarter of fiscal 2020 as a result of the COVID-19 pandemic, with some stores closed through May 2020.  Comparable stores sales increased 48.8% compared to the first six months of fiscal 2020 and increased 28.1% compared to the first six months of fiscal 2019.

Gross Profit

Gross profit was $265.9 million during the first six months of fiscal 2021, an increase of $151.8 million compared to the first six months of fiscal 2020.  Gross profit margin in the first six months of fiscal 2021 increased to 40.3% compared to 25.4% in fiscal 2020 and 30.1% in fiscal 2019.  Merchandise margin increased 11.9 percentage points compared to fiscal 2020 and 8.8 percentage points compared to fiscal 2019.  Our more focused promotional strategies throughout fiscal 2021 drove a higher merchandise margin compared to both fiscal 2020 and 2019.  A more standard product mix sold principally during the second quarter of fiscal 2021 further increased our merchandise margin compared to fiscal 2020.

As a percentage of sales, our buying, distribution and occupancy costs decreased 2.9 percentage points compared to fiscal 2020 and 1.4 percentage points compared to fiscal 2019 primarily due to the leveraging effect of increased sales.

Selling, General and Administrative Expenses

SG&A increased $25.7 million to $148.6 million in the first six months of fiscal 2021 compared to $122.9 million in fiscal 2020.  As a percentage of net sales, SG&A was leveraged to 22.5% in the first six months of fiscal 2021 compared to 27.4% in fiscal 2020 and 24.1% in fiscal 2019.

Compared to the first six months of fiscal 2020, the increase in SG&A primarily correlated with our record performance, in terms of increased performance-based incentive compensation, general wages and variable costs that change with sales, such as credit card fees.  SG&A also increased due to market return volatility on our deferred compensation plan, higher stock-based compensation, and the CARES Act payroll retention tax credits recognized in fiscal 2020.  Store level wages, incentives paid to store level employees, and annual performance-based compensation comprised the majority of the increase.  Our performance year-to-date has exceeded annual fiscal 2021 performance targets; therefore, virtually all annual performance-based compensation expected for the full year has been recognized.

Income Taxes

The effective income tax rate year-to-date for fiscal 2021 was 25.3%.  In fiscal 2020, income taxes were a benefit as a result of a year-to-date pre-tax loss and the timing of favorable discrete tax adjustments.

Liquidity and Capital Resources

Our primary sources of liquidity are $163.9 million of cash, cash equivalents and marketable securities on hand at the end of the second fiscal quarter of 2021, cash generated from operations, and availability under our $100 million credit facility.  While the continued economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic makes our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program, and the financing of capital projects, including investments in new systems.

Cash Flow - Operating Activities

Net cash generated from operating activities was $79.8 million in the first six months of fiscal 2021 compared to $26.2 million during the first six months of fiscal 2020.  The increase in operating cash flow was primarily driven by higher cash receipts on increased sales, partially offset by inventory purchases and payments for operating expenses and income taxes.

Working capital increased on a year-over-year basis, totaling $298.7 million at July 31, 2021 and $200.1 million at August 1, 2020.  The increase was primarily attributable to increased cash and marketable securities positions. Our current ratio was 2.5 as of July 31, 2021 compared to 2.0 as of August 1, 2020.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures.  During the first six months of fiscal 2021, we expended $12.1 million for the purchase of property and equipment, primarily related to our store portfolio modernization plan. During the first six months of fiscal 2020, we expended $7.2 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities.

During the second quarter of fiscal 2021, we also invested approximately $17.5 million in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan.  As of July 31, 2021, the balance in our deferred compensation plan was $17.5 million, of which $6.1 million was classified as a current liability in Accrued and other liabilities.

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

During the first six months of fiscal 2021, net cash used in financing activities was $10.3 million compared to $4.2 million during the first six months of fiscal 2020.  The increase in net cash used in financing activities was primarily due to the repurchase of $4.0 million of shares in the second quarter of fiscal 2021 associated with our Board of Directors’ authorized share repurchase program.  In fiscal 2021 we also increased our dividend payments and more shares were withheld upon the vesting of equity awards.  During the first six months of fiscal 2021, we did not borrow or repay funds under our credit facility.  Letters of credit outstanding were $700,000 at July 31, 2021, and our borrowing capacity was $99.3 million.

Our credit facility requires us to maintain compliance with various financial covenants. See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a further discussion of our credit facility and its covenants.  We were in compliance with these covenants as of July 31, 2021.

Capital Expenditures

Capital expenditures for fiscal 2021, including actual expenditures for the first six months of fiscal 2021, are expected to be between $30 million and $35 million, with approximately $24 million to $26 million to be used for a new store, relocations and remodels and approximately $2 million to $4 million for upgrades to our distribution center and e-commerce platform.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic and ongoing supply chain disruptions.  Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We continually analyze our store portfolio and the potential for new stores based on our view of internal and external opportunities and challenges in the marketplace.  Increasing market penetration by opening new stores has historically been a key component of our long-term growth strategy, and we continue to focus on generating positive long-term financial performance from our store portfolio.  We expect to pursue opportunities for store growth across large and mid-size markets as we leverage customer data from our customer relationship management program and more attractive real estate options become available.  In fiscal 2021, we opened one new store within our existing geographic footprint and do not anticipate opening any more stores this fiscal year.  We anticipate store growth will return after fiscal 2021.

When we identify a store that produces, or may potentially produce, low or negative contribution, we either renegotiate lease terms, relocate or close the store.  In instances when underperformance indicates the carrying value of a store’s assets may not be recoverable, we impair the store.  Although store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  We closed six stores in the first six months of fiscal 2021 and expect to close three additional stores by the end of the current fiscal year.

Our future store strategies may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

Dividends

On June 10, 2021, the Board of Directors approved the payment of our second quarter cash dividend to our shareholders.  The quarterly cash dividend of $0.070 per share was paid on July 19, 2021 to shareholders of record as of the close of business on July 6, 2021.  In fiscal 2020, the second quarter dividend was $0.045 per share.  During the first half of fiscal 2021 and 2020, we returned $4.0 million and $2.6 million, respectively, to our shareholders through our quarterly cash dividends.

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

Share Repurchase Program

On December 15, 2020, our Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2021 (the “2021 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2021 and in accordance with applicable laws, rules and regulations. The 2021 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes.  The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

Due to uncertainty related to the COVID-19 pandemic, share repurchases have been limited in fiscal 2021 and no repurchases were made in fiscal 2020. Shares totaling 117,068 shares were repurchased during the second quarter of fiscal 2021 at a cost of $4.0 million.  We will continue to evaluate the repurchase of shares under the 2021 Share Repurchase Program given the uncertainty.

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

Whether Christmas shopping will be impacted by COVID-19 remains uncertain given the recent increase in cases, increased discussion of social distancing and mask mandates, and continued supply chain disruptions.  The Christmas shopping season impacts our fourth quarter sales and earnings results.

Recent Accounting Pronouncements

See Note 3 — “Recently Issued Accounting Pronouncements” in the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first six months of fiscal 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 31, 2021, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.

The risk factor entitled “Adverse impacts on consumer spending may significantly harm our business” has been updated to read as follows:

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

The merchandise we sell generally consists of discretionary items.  Adverse economic conditions and unemployment rates, and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items.  The federal stimulus payments made directly to consumers as a result of the COVID-19 pandemic likely had a positive impact on our net sales, including in the first six months of fiscal 2021.  The amount of any future stimulus payments and duration of the impact of such payments is uncertain.  Reduced consumer demand could result in reduced traffic in our physical stores and to our e-commerce platform; a limit to the prices we can charge for our merchandise; inventory markdowns; increased selling and promotional expenses; and the need to close underperforming stores, which could result in higher than anticipated closing costs.  Any of these impacts could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
May 2, 2021 to May 29, 2021	0	$0	0	$50,000,000
May 30, 2021 to July 3, 2021	0	$0	0	$50,000,000
July 4, 2021 to July 31, 2021	117,068	$33.92	117,068	$46,029,000
	117,068		117,068

(1)

On December 15, 2020, our Board of Directors authorized the 2021 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2021 and expiring on December 31, 2021.

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
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2021	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)