Form 10-Q
period 2021-10-30
SHOE CARNIVAL INC
filed 2021-11-29
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2021
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at November 24, 2021 was 28,165,273.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$173,364	$106,532	$46,740
Marketable securities	17,834	0	0
Accounts receivable	10,018	7,096	8,435
Merchandise inventories	282,014	233,266	274,264
Other	12,435	8,411	10,727
Total Current Assets	495,665	355,305	340,166
Property and equipment – net	71,963	62,325	63,434
Deferred income taxes	3,153	5,635	6,283
Other noncurrent assets	14,218	13,843	11,802
Operating lease right-of-use assets	201,510	205,639	201,658
Total Assets	$786,509	$642,747	$623,343

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$65,589	$57,717	$50,897
Accrued and other liabilities	48,536	24,390	25,346
Current portion of operating lease liabilities	47,712	48,794	48,984
Total Current Liabilities	161,837	130,901	125,227
Long-term portion of operating lease liabilities	177,354	182,622	179,335
Deferred compensation	11,941	16,008	14,600
Other	2,831	3,040	964
Total Liabilities	353,963	332,571	320,126

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	79,295	78,737	77,963
Retained earnings	534,902	406,655	400,505
Treasury stock, at cost, 12,883,917 shares, 12,839,472 shares and 12,842,062 shares, respectively	(182,061)	(175,626)	(175,661)
Total Shareholders’ Equity	432,546	310,176	303,217
Total Liabilities and Shareholders’ Equity	$786,509	$642,747	$623,343

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 30, 2021	Thirteen Weeks Ended October 31, 2020	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Net sales	$356,336	$274,579	$1,017,023	$722,868
Cost of sales (including buying, distribution and occupancy costs)	212,280	186,818	607,057	521,038
Gross profit	144,056	87,761	409,966	201,830
Selling, general and administrative expenses	81,632	67,598	230,225	190,530
Operating income	62,424	20,163	179,741	11,300
Interest income	(8)	(2)	(14)	(95)
Interest expense	120	119	358	293
Income before income taxes	62,312	20,046	179,397	11,102
Income tax expense	15,476	5,368	45,107	2,554
Net income	$46,836	$14,678	$134,290	$8,548
Net income per share:
Basic	$1.66	$0.52	$4.75	$0.30
Diluted	$1.64	$0.51	$4.69	$0.30
Weighted average shares:
Basic	28,192	28,180	28,257	28,113
Diluted	28,547	28,533	28,607	28,450

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912
Dividends declared ($0.070 per share)					(2,003)		(2,003)
Employee stock purchase plan purchases		1		14		16	30
Stock-based compensation awards		30		(410)		410	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(12)				(414)	(414)
Purchase of common stock for treasury		(92)				(3,176)	(3,176)
Stock-based compensation expense				1,361			1,361
Net income					46,836		46,836
Balance at October 30, 2021	41,049	(12,884)	$410	$79,295	$534,902	$(182,061)	$432,546

Balance at August 1, 2020	41,049	(12,847)	$410	$77,183	$387,119	$(175,725)	$288,987
Dividends declared ($0.045 per share)					(1,292)		(1,292)
Employee stock purchase plan purchases		4		1		46	47
Stock-based compensation awards		1		(27)		27	0
Shares surrendered by employees to pay taxes on stock-based compensation awards						(9)	(9)
Stock-based compensation expense				806			806
Net income					14,678		14,678
Balance at October 31, 2020	41,049	(12,842)	$410	$77,963	$400,505	$(175,661)	$303,217

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends declared ($0.210 per share)					(6,043)		(6,043)
Employee stock purchase plan purchases		4		60		62	122
Stock-based compensation awards		248		(3,400)		3,400	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(88)				(2,750)	(2,750)
Purchase of common stock for treasury		(209)				(7,147)	(7,147)
Stock-based compensation expense				3,898			3,898
Net income					134,290		134,290
Balance at October 30, 2021	41,049	(12,884)	$410	$79,295	$534,902	$(182,061)	$432,546

Balance at February 1, 2020	41,049	(13,034)	$410	$79,773	$395,761	$(178,581)	$297,363
Dividends declared ($0.133 per share)					(3,804)		(3,804)
Employee stock purchase plan purchases		14		(37)		189	152
Stock-based compensation awards		322		(4,467)		4,467	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(144)				(1,736)	(1,736)
Stock-based compensation expense				2,694			2,694
Net income					8,548		8,548
Balance at October 31, 2020	41,049	(12,842)	$410	$77,963	$400,505	$(175,661)	$303,217

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Cash Flows From Operating Activities
Net income	$134,290	$8,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,687	12,034
Stock-based compensation	4,118	2,881
Loss on retirement and impairment of assets	1,120	2,427
Deferred income taxes	2,482	1,550
Non-cash operating lease expense	31,797	31,087
Other	1,950	494
Changes in operating assets and liabilities:
Accounts receivable	(2,922)	(5,711)
Merchandise inventories	(48,748)	(14,769)
Operating leases	(34,018)	(26,673)
Accounts payable and accrued liabilities	19,872	(2,544)
Other	(3,150)	(9,154)
Net cash provided by operating activities	120,478	170
Cash Flows From Investing Activities
Purchases of property and equipment	(20,350)	(10,083)
Investments in marketable securities and other	(17,496)	0
Other	0	194
Net cash used in investing activities	(37,846)	(9,889)
Cash Flows From Financing Activities
Borrowings under line of credit	0	24,903
Payments on line of credit	0	(24,903)
Proceeds from issuance of stock	122	152
Dividends paid	(6,025)	(3,856)
Purchase of common stock for treasury	(7,147)	0
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,750)	(1,736)
Net cash used in financing activities	(15,800)	(5,440)
Net increase (decrease) in cash and cash equivalents	66,832	(15,159)
Cash and cash equivalents at beginning of period	106,532	61,899
Cash and cash equivalents at end of period	$173,364	$46,740
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$359	$276
Cash paid during period for income taxes	$33,542	$1,812
Capital expenditures incurred but not yet paid	$2,602	$808
Dividends declared but not yet paid	$151	$113

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

On June 21, 2021, our Board of Directors authorized a two-for-one stock split of the shares of our common stock.  The stock split entitled each shareholder of record at the close of business on July 6, 2021 to receive one additional share of common stock for each share of common stock owned as of that date and was paid on July 19, 2021.  Upon the completion of the stock split, our outstanding shares increased from approximately 14.1 million shares to approximately 28.2 million shares. In accordance with the provisions of our 2017 Equity Incentive Plan (the “2017 Plan”) and our Employee Stock Purchase Plan, and as determined by the Compensation Committee of our Board of Directors, the following, among other items, were adjusted to equitably reflect the effect of the two-for-one stock split:

•	The number of shares reserved and available for issuance;
•	The number of shares subject to outstanding equity awards under our stock-based compensation programs;
•	The exercise prices and maximum gain of our outstanding stock appreciation rights; and
•	The annual diluted net income per share targets associated with our outstanding performance stock units granted under the 2017 Plan.

All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively for all periods presented.

Note 2 - Net Income Per Share

The following tables set forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 30, 2021			October 31, 2020
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$46,836	28,192	$1.66	$14,678	28,180	$0.52
Diluted Net Income per Share:
Net income	$46,836			$14,678
Conversion of stock-based compensation arrangements	0	355		0	353
Net income available for diluted common shares and diluted net income per share	$46,836	28,547	$1.64	$14,678	28,533	$0.51

	Thirty-nine Weeks Ended
	October 30, 2021			October 31, 2020
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$134,290	28,257	$4.75	$8,548	28,113	$0.30
Diluted Net Income per Share:
Net income	$134,290			$8,548
Conversion of stock-based compensation arrangements	0	350		0	337
Net income available for diluted common shares and diluted net income per share	$134,290	28,607	$4.69	$8,548	28,450	$0.30

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020 had a non-forfeitable right to dividends. No unvested stock-based awards that will be settled in shares were excluded from the computation of diluted net income per share for the thirteen and thirty-nine weeks ended October 30, 2021.  During the thirteen and thirty-nine weeks ended October 31, 2020, unvested stock-based awards that will be settled in shares excluded from the computation were approximately 2,000 and 3,000, respectively, because the impact would have been anti-dilutive.

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

We did not have any stores closed as of October 30, 2021 or for extended periods during the first nine months of fiscal 2021 due to the pandemic. The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at October 30, 2021, January 30, 2021 and October 31, 2020.

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 30, 2021
Cash equivalents - money market mutual funds	$165,072	$0	$0	$165,072
Marketable securities - mutual funds that fund deferred compensation	17,834	0	0	17,834
Total	$182,906	$0	$0	$182,906
As of January 30, 2021
Cash equivalents - money market mutual funds	$97,519	$0	$0	$97,519
As of October 31, 2020
Cash equivalents - money market mutual funds	$48,883	$0	$0	$48,883

During the second quarter of fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values.  These marketable securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan.  As of October 30, 2021, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan.  As of October 30, 2021, the balance in our deferred compensation plan was $16.7 million, of which $4.8 million was in Accrued and other liabilities based on scheduled payments due within the next 12 months and $11.9 million was in Deferred compensation.  To the extent there are funds in excess of the total non-qualified deferred compensation plan liability, such funds are invested in a stable value mutual fund.  We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust.  For the thirteen and thirty-nine weeks ended October 30, 2021, we recognized unrealized gains of $390,000 and $338,000, respectively, related to equity securities still held at October 30, 2021.

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

During the thirteen and thirty-nine weeks ended October 30, 2021, we recorded impairment charges of $15,000 and $983,000 associated with one store and four stores, respectively.  During the thirteen and thirty-nine weeks ended October 31, 2020, we recorded impairment charges of $211,000 and $2.7 million associated with one store and nine stores, respectively.  These charges were included in selling, general and administrative expenses.  No impairments of operating right-of-use assets have been recorded in any of these periods.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our shareholder approved Shoe Carnival, Inc. 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted stock.  Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and thirty-nine weeks ended October 30, 2021, stock-based compensation expense for the Employee Stock Purchase Plan was $5,000 before the income tax benefit of $1,000 and $22,000 before the income tax benefit of $6,000, respectively.  For the thirteen and thirty-nine weeks ended October 31, 2020, stock-based compensation expense for the Employee Stock Purchase Plan was $8,000 before the income tax benefit of $2,000 and $27,000 before the income tax benefit of $6,000, respectively.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 30, 2021	513,016	$11.07
Granted	215,972	28.21
Vested	(238,964)	15.50
Forfeited	(34,486)	16.17
Outstanding at October 30, 2021	455,538	$16.48

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $3.7 million and $4.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $28.21 and $7.44, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 30, 2021	0	$0.00
Granted	8,702	32.79
Vested	(802)	33.04
Forfeited or expired	0	0.00
Outstanding at October 30, 2021	7,900	$32.76

The total fair value at grant date of restricted stock and other stock awards that vested during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $26,000 and $1.3 million, respectively.  The weighted-average grant date fair value of restricted stock and other stock awards granted during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $32.79 and $12.46, respectively.

The following table summarizes information regarding stock-based compensation expense recognized for all share-settled equity awards (restricted stock units, performance stock units and restricted stock and other stock awards):

(In thousands)	Thirteen Weeks Ended October 30, 2021	Thirteen Weeks Ended October 31, 2020	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Stock-based compensation expense before the recognized income tax effect	$1,356	$797	$3,876	$2,667
Income tax effect at statutory rate	$(337)	$(213)	$(975)	$(613)
Additional income tax (benefit)/expense on vesting of awards	$(107)	$3	$(992)	$81

As of October 30, 2021 approximately $4.7 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

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

The following table summarizes the SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2021	88,400	$7.61
Granted	93,800	30.94
Forfeited or expired	(5,800)	30.94
Exercised	(88,400)	7.61
Outstanding at October 30, 2021	88,000	$30.94	2.4

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding SAR awards as of October 30, 2021 was $3.02.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	October 30, 2021	October 31, 2020
Risk free interest rate yield curve	0.06% - 1.18%	0.08% - 0.38%
Expected dividend yield	0.8%	1.2%
Expected volatility	63.29%	64.09%
Maximum life	2.4 Years	1.9 Years
Exercise multiple	1.03	1.29
Maximum payout	$5.00	$5.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

The following table summarizes information regarding stock-based compensation expense recognized for SARs:

(In thousands)	Thirteen Weeks Ended October 30, 2021	Thirteen Weeks Ended October 31, 2020	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Stock-based compensation expense before the recognized income tax effect	$71	$183	$220	$187
Income tax effect at statutory rate	$(18)	$(49)	$(55)	$(43)

As of October 30, 2021, approximately $111,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.4 years.

Note 7 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of Net sales for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

(In thousands)	Thirteen Weeks Ended October 30, 2021		Thirteen Weeks Ended October 31, 2020
Non-Athletics:
Women’s	$73,031	21%	$54,164	20%
Men’s	44,226	12	34,676	13
Children’s	21,358	6	15,145	5
Total	138,615	39	103,985	38

Athletics:
Women’s	58,941	16	50,935	19
Men’s	73,429	21	59,355	22
Children’s	64,590	18	43,662	16
Total	196,960	55	153,952	57

Accessories and Other	20,761	6	16,642	5

Total	$356,336	100%	$274,579	100%

(In thousands)	Thirty-nine Weeks Ended October 30, 2021		Thirty-nine Weeks Ended October 31, 2020
Non-Athletics:
Women’s	$231,702	23%	$148,252	21%
Men’s	140,186	14	95,710	13
Children’s	67,205	7	38,698	5
Total	439,093	44	282,660	39

Athletics:
Women’s	167,184	16	139,808	19
Men’s	206,054	20	163,757	23
Children’s	147,092	14	95,743	13
Total	520,330	50	399,308	55

Accessories and Other	57,600	6	40,900	6

Total	$1,017,023	100%	$722,868	100%

Accounting Policy and Performance Obligations

We operate as an omnichannel, family footwear retailer and provide the convenience of shopping at our physical stores or shopping online through our e-commerce platform.  As part of our omnichannel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock at a particular store.  We also offer “buy online, pick up in store” services for our customers.  “Buy online, pick up in store” provides the convenience of local pickup for our customers.

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

Our physical stores accept various forms of payment from customers at the point of sale.  These include cash, checks, credit/debit cards and gift cards.  Our e-commerce platform accepts credit/debit cards, PayPal, Apple Pay, Klarna and gift cards as forms of payment.  Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped.  For Shoes 2U transactions, customers may order the product at the point of sale.  For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability.  We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer).  Unearned revenue related to our Shoes 2U program was not material to our Condensed Consolidated Financial Statements at October 30, 2021, January 30, 2021 or October 31, 2020.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions.  This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and other liabilities.  The estimated cost of merchandise inventory is recorded as a reduction to Cost of sales and an increase in Merchandise inventories.  Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities as of October 30, 2021 and January 30, 2021.  Approximately $718,000 of refund liabilities and $500,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities at October 31, 2020.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card.  Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage.  We do not record breakage revenue when escheat liability to relevant jurisdictions exists.  At October 30, 2021, January 30, 2021 and October 31, 2020, approximately $1.4 million, $1.7 million and $1.2 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and other liabilities, respectively.  We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years.  Breakage revenue associated with our gift cards of $41,000 and $121,000 was recognized in Net sales during the thirteen and thirty-nine weeks ended October 30, 2021, respectively.  Breakage revenue associated with our gift cards of $27,000 and $69,000 was recognized in Net sales during the thirteen and thirty-nine weeks ended October 31, 2020, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards.  Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale.  Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price.  The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed.  We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates.  During the thirteen and thirty-nine weeks ended October 30, 2021, approximately $1.7 million and $4.5 million, respectively, of loyalty rewards were recognized in Net sales.  During the thirteen and thirty-nine weeks ended October 31, 2020, approximately $1.3 million and $3.2 million, respectively, of loyalty rewards were recognized in Net sales.  At October 30, 2021, January 30, 2021 and October 31, 2020, approximately $1.0 million, $755,000 and $828,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores and our single distribution center, which has a current lease term expiring in 2034.  We also enter into leases of equipment, copiers and billboards.  All of our leases are operating leases.  Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of October 30, 2021.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

(In thousands)	Thirteen Weeks Ended October 30, 2021	Thirteen Weeks Ended October 31, 2020	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Operating lease cost	$13,520	$13,432	$40,272	$40,047
Variable lease cost	713	490	2,413	1,464
CAM, property taxes and insurance	4,746	4,888	14,375	15,023
Total	$18,979	$18,810	$57,060	$56,534

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations, including our stores, supply chain and distribution processes, economic conditions, and financial market volatility; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the potential impact of national and international security concerns on the retail environment; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and emerging direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to control costs and meet our labor needs in a rising wage and/or inflationary environment; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments.  For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and “Risk Factors” in Part II, Item 1A of our Quarterly Reports on Forms 10-Q for the quarters ended May 1, 2021 and July 31, 2021.

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

Our objective is to be the omnichannel retailer-of-choice for on-trend branded and private label footwear for the entire family.  Our product assortment, whether shopping in a physical store or on our e-commerce platform, includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes.  Our average physical store carries shoes in four general categories – women’s, men’s, children’s and athletics, as well as a broad range of accessories.  Footwear is organized by category and brand, creating strong brand statements within the aisles.  These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store.  Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Over 100 of our physical stores have strongly branded Nike shops that highlight Nike products within the stores, and we expect to add at least 100 more Nike shops to our physical stores through 2023. Our e-commerce platform offers customers the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

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

In response to the COVID-19 pandemic, all of our physical stores were temporarily closed effective March 19, 2020.  Our e-commerce platform continued to operate, and our e-commerce sales increased significantly in fiscal 2020 as customers shifted purchases to our online channel.  We began reopening our physical stores in accordance with applicable public health guidelines in late April 2020. Thus, substantially all of our physical stores were closed for approximately 50% of the first fiscal quarter of 2020.  By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June 2020, substantially all of our stores had reopened.  We did not have any stores closed as of October 30, 2021 or for extended periods during the first nine months of fiscal 2021 due to the pandemic.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%
July 31, 2021	377	1	0	378	12,000	4,112,000	11.4%
October 30, 2021	378	0	1	377	(7,000)	4,105,000	30.1%

Year-to-date	383	1	7	377	(41,000)	4,105,000	41.6%

May 2, 2020	392	0	2	390	(22,000)	4,198,000	(42.3)%
August 1, 2020	390	2	10	382	(66,000)	4,132,000	12.6%
October 31, 2020	382	1	0	383	10,000	4,142,000	0.9%

Year-to-date	392	3	12	383	(78,000)	4,142,000	(8.8)%

(1)

Comparable store sales is a key performance indicator for us.  Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled.  Therefore, stores recently opened or closed are not included in comparable store sales.  We include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy.  Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended October 30, 2021	Thirteen Weeks Ended October 31, 2020	Thirty-nine Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	59.6	68.0	59.7	72.1
Gross profit	40.4	32.0	40.3	27.9
Selling, general and administrative expenses	22.9	24.7	22.6	26.3
Operating income	17.5	7.3	17.7	1.6
Interest income	0.0	0.0	0.0	0.0
Income tax expense	4.4	1.9	4.5	0.4
Net income	13.1%	5.4%	13.2%	1.2%

Given the significant impact of the COVID-19 pandemic on our fiscal 2020 results, we have included certain comparisons in this MD&A between fiscal 2021 and fiscal 2019 to provide further context regarding our fiscal 2021 results of operations.

The shares outstanding and net income per share information throughout this MD&A has been adjusted retroactively for all periods presented as a result of a two-for-one stock split of the outstanding shares of our common stock held by shareholders of record on July 6, 2021 that was completed on July 19, 2021.  See Note 1 — “Basis of Presentation” to our Notes to Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information on the stock split.

Executive Summary for the Third Fiscal Quarter Ended October 30, 2021

The third quarter of fiscal 2021 was another record-breaking quarter.  Results for the third quarter of fiscal 2021 were the highest in terms of quarterly net sales, gross profit, operating income and diluted net income per share in our history, surpassing our previous records set in the second and first quarters of fiscal 2021.  Thus, this fiscal quarter represented the third consecutive quarter where we established all-time quarterly records.  Through the first nine months of fiscal 2021, our diluted net income per share of $4.69 exceeded the diluted net income per share earned during the last five fiscal years combined.

Comparable store sales in the third quarter of fiscal 2021 increased 30.1% compared to the third quarter of fiscal 2020 and increased 31.4% compared to the third quarter of fiscal 2019.

We believe these record-breaking results were driven by the following:

•	our inventory selection;
•	our more focused promotional strategy;
•	our customer base returning to a more normal lifestyle, including going back to work and fully back to in-person learning; and
•	a stronger economy, inclusive of the impacts of government stimulus on consumer spending.

During the third quarter of fiscal 2021, physical store traffic increased 29.9% compared to the third quarter of fiscal 2020 and increased 2.6% compared to the third quarter of fiscal 2019.  Through the first nine months of fiscal 2021, physical store traffic increased over 40% compared to the same period in fiscal 2020.  The increased store traffic, combined with stable conversion rates, resulted in an increased number of converted customers, compared to the prior year periods.

All of our major product categories had comparable store sale increases ranging from low to mid double digits compared to the third quarter of fiscal 2020 and the third quarter of fiscal 2019. These increases were driven by higher average per unit prices across all categories and, overall, more units sold.

Highlights for the third quarter of fiscal 2021 and a brief discussion of some key initiatives follows:

•	Net sales for the third quarter of fiscal 2021 of $356.3 million set another all-time quarterly record, eclipsing the previous all-time records established earlier this fiscal year.

•

Net income for the third quarter of fiscal 2021 was $46.8 million, or $1.64 per diluted share, compared to net income of $14.7 million, or $0.51 per diluted share in the third quarter of fiscal 2020.  Earnings in the third quarter of fiscal 2021 exceeded any previous quarterly or full-year record, including exceeding results recognized in the first quarter and second quarter of fiscal 2021, which were records at those points in time.

•

We achieved record quarterly gross profit of $144.1 million during the third quarter of fiscal 2021. Gross profit margin as a percent of sales increased 8.4 percentage points compared to the third quarter of fiscal 2020 to 40.4% and increased 9.5 percentage points compared to the third quarter of fiscal 2019.

•	We had no borrowings during the third quarter of fiscal 2021 and ended the quarter with $191.2 million of cash, cash equivalents and marketable securities.
•

In the third quarter of fiscal 2021, we continued to increase membership in our Shoe Perks customer loyalty program, which grew over 10% compared to the prior year third quarter.  This brought total membership in the program to over 28.5 million customers as of October 30, 2021.  We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.

•	We are continuing to modernize our stores and expect to have approximately 100 stores completed by the spring of fiscal 2022, within our plan to modernize 90 percent of our store portfolio by 2025.

Results of Operations for the Third Quarter Ended October 30, 2021

Net Sales

Net sales were a record $356.3 million during the third quarter of fiscal 2021 and increased 29.8% compared to the third quarter of fiscal 2020. Comparable stores sales increased 30.1% compared to the third quarter of fiscal 2020.  Sales generated from our comparable physical stores increased 32.8% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and 22.6% compared to the third quarter of fiscal 2019.  Sales generated from our e-commerce platform increased 12.5% compared to the third quarter of fiscal 2020 and 186.2% compared to the third quarter of fiscal 2019.  E-commerce sales were approximately 12% of merchandise sales in the third quarter of fiscal 2021, compared to 13% in the third quarter of fiscal 2020 and 5% in the third quarter of fiscal 2019.

Net sales were positively impacted by continued demand for our merchandise as result of our merchandise selection, the continued easing of COVID-19 restrictions and customers returning a more normal lifestyle, including going back to work and fully back to in-person learning, and a stronger economy (including impacts from consumer-based government stimulus).  Net sales in the third quarter of fiscal 2021 were favorably impacted by increased average transaction price and more units sold compared to the third quarter of fiscal 2020, with traffic 2.6% above pre-pandemic levels experienced in the third quarter of fiscal 2019.  The increase in average transaction price was primarily driven by our more focused promotional activity.

Gross Profit

Gross profit was a record $144.1 million during the third quarter of fiscal 2021, an increase of $56.3 million compared to the third quarter of fiscal 2020.  Gross profit margin in the third quarter of fiscal 2021 increased to 40.4% compared to 32.0% in the third quarter of fiscal 2020 and 30.9% in the third quarter of fiscal 2019.  Merchandise margin increased 6.7 percentage points compared to the third quarter of fiscal 2020 and 8.3 percentage points compared to the third quarter of fiscal 2019.  Our more focused promotional strategy drove a higher merchandise margin compared to both fiscal 2020 and 2019.  We began eliminating broad-based use of the “buy one get one half off” promotional strategy during fiscal 2020 and have completely eliminated its broad use during the current fiscal year.

As a percentage of sales, our buying, distribution and occupancy costs decreased 1.7 percentage points compared to the third quarter of fiscal 2020 due to the leveraging effect of higher sales, despite higher supply chain expense.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $14.0 million in the third quarter of fiscal 2021 to $81.6 million compared to $67.6 million in the third quarter of fiscal 2020.  Nearly half of the increase in SG&A in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was due to increased advertising expense, with the remaining increase primarily attributable to store level wages, including incentive compensation.  As a percentage of net sales, SG&A was 22.9% in the third quarter of fiscal 2021 compared to 24.7% in the third quarter of fiscal 2020 and 24.3% recorded in the third quarter of fiscal 2019, with the decrease due to the leveraging effect of higher sales.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2021 was 24.8% compared to 26.8% for the same period in fiscal 2020.  Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.  The lower quarterly effective tax rate was primarily due to the timing of discrete tax adjustments and increased utilization of foreign tax credits associated with our Puerto Rico operations.  For the full 2021 fiscal year, we expect our tax rate to be between 25% and 26% compared to the 25.8% effective tax rate recognized during the full 2020 fiscal year.

Results of Operations for the Nine-Month Period Ended October 30, 2021

Net Sales

Net sales were $1,017.0 million year-to-date in fiscal 2021, a 40.7% increase over the prior year’s year-to-date net sales of $722.9 million. The overall increase in net sales was primarily due to our more focused promotional strategies and inventory selection. The temporary closure of our physical stores for approximately 50% of the first quarter of fiscal 2020 as a result of the COVID-19 pandemic, with some stores closed through May 2020, decreased net sales in the prior year.  Comparable stores sales increased 41.6% compared to the first nine months of fiscal 2020 and increased 29.2% compared to the first nine months of fiscal 2019.

Gross Profit

Gross profit was $410.0 million during the first nine months of fiscal 2021, an increase of $208.1 million compared to the first nine months of fiscal 2020.  Gross profit margin in the first nine months of fiscal 2021 increased to 40.3% compared to 27.9% in fiscal 2020 and 30.4% in fiscal 2019.  Merchandise margin increased 10.0 percentage points compared to the first nine months of fiscal 2020 and 8.7 percentage points compared to the first nine months of fiscal 2019.  Our more focused promotional strategies throughout fiscal 2021 drove a higher merchandise margin compared to both fiscal 2020 and 2019. A more standard product mix, with more non-athletic merchandise sold in fiscal 2021 compared to fiscal 2020, further increased margins compared to fiscal 2020.

As a percentage of sales, our buying, distribution and occupancy costs decreased 2.4 percentage points compared to the first nine months of fiscal 2020 and 1.2 percentage points compared to the first nine months fiscal 2019 primarily due to the leveraging effect of increased sales, offset somewhat by increased freight and distribution labor costs.

Selling, General and Administrative Expenses

SG&A increased $39.7 million to $230.2 million in the first nine months of fiscal 2021 compared to $190.5 million in the first nine months of fiscal 2020.  As a percentage of net sales, SG&A was leveraged to 22.6% in the first nine months of fiscal 2021 compared to 26.3% in the first nine months of fiscal 2020 and 24.2% in the first nine months fiscal 2019.

Compared to the first nine months of fiscal 2020, the increase in SG&A primarily correlated with our record performance, in terms of increased performance-based incentive compensation, general wages (inclusive of CARES Act payroll retention tax credits recognized in fiscal 2020) and variable costs, such as credit card fees.  SG&A also increased due to higher advertising expense, as well as market return volatility on our deferred compensation plan and higher stock-based compensation.  Store level wages, incentives paid to store level employees, and annual performance-based compensation comprised the majority of the year-to-date increase compared to the prior year.  Our performance year-to-date has exceeded annual fiscal 2021 performance targets; therefore, virtually all annual performance-based compensation expected for the full year has been recognized.

Income Taxes

The effective income tax rate year-to-date for fiscal 2021 was 25.1% compared to 23.0% for the same period in fiscal 2020.  The higher effective rate was primarily attributable to more unfavorable permanent differences and discrete tax adjustments, partially offset by increased utilization of foreign tax credits associated with our Puerto Rico operations.

Liquidity and Capital Resources

Our primary sources of liquidity are $191.2 million of cash, cash equivalents and marketable securities on hand at the end of the third fiscal quarter of 2021, cash generated from operations, and availability under our $100 million credit facility.  While the continued economic uncertainty and future effects on customer behavior caused by the COVID-19 pandemic makes our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program, and the financing of capital projects, including investments in new systems.  As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $120.5 million in the first nine months of fiscal 2021 compared to $0.2 million during the first nine months of fiscal 2020.  The increase in operating cash flow was primarily driven by higher cash receipts on increased sales, partially offset by inventory purchases and payments for operating expenses and income taxes.

Working capital increased on a year-over-year basis and totaled $333.8 million at October 30, 2021 compared to $214.9 million at October 31, 2020.  The increase was primarily attributable to increased cash and marketable securities positions. Our current ratio was 3.1 as of October 30, 2021 compared to 2.7 as of October 31, 2020.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures.  During the first nine months of fiscal 2021, we expended $20.4 million for the purchase of property and equipment, primarily related to our store portfolio modernization plan. During the first nine months of fiscal 2020, we expended $10.1 million for the purchase of property and equipment, primarily related to investments in technology and normal asset replacement activities.

During the first nine months of fiscal 2021, we invested approximately $17.5 million in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan.  Additional information regarding these marketable securities can be found in Note 5 — “Fair Value Measurements” to our Notes to Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

Cash Flow – Financing Activities

Our cash outflows for financing activities are typically for cash dividend payments, share repurchases or payments on our credit facility. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that are settled in shares. Our cash inflows from financing activities generally reflect stock issuances to employees under our Employee Stock Purchase Plan and borrowings under our credit facility.

During the first nine months of fiscal 2021, net cash used in financing activities was $15.8 million compared to $5.4 million during the first nine months of fiscal 2020.  The increase in net cash used in financing activities was primarily due to the repurchase of $7.1 million of shares in fiscal 2021 associated with our Board of Directors’ authorized share repurchase program.  In fiscal 2021 we also increased our dividend payments and more shares were withheld upon the vesting of stock-based compensation awards.  During the first nine months of fiscal 2021, we did not borrow or repay funds under our credit facility.  Letters of credit outstanding were $700,000 at October 30, 2021, and our borrowing capacity was $99.3 million.

Our credit facility requires us to maintain compliance with various financial covenants. See Note 7 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a further discussion of our credit facility and its covenants.  We were in compliance with these covenants as of October 30, 2021.

Capital Expenditures

Capital expenditures for fiscal 2021, including actual expenditures for the first nine months of fiscal 2021, are expected to be between $30 million and $35 million, with approximately $24 million to $26 million to be used for a new store, relocations and remodels and approximately $2 million to $4 million for upgrades to our distribution center and e-commerce platform.  The remaining capital expenditures are expected to be incurred for various other store improvements, continued investments in technology and normal asset replacement activities.  The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic and ongoing supply chain disruptions.  Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled.  The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

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

When we identify a store that produces, or may potentially produce, low or negative contribution, we either renegotiate lease terms, relocate or close the store.  In instances when underperformance indicates the carrying value of a store’s assets may not be recoverable, we impair the store.  Although store closings could reduce our overall net sales volume, we believe this strategy will realize long-term improvement in operating income and diluted net income per share.  Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.  We closed seven stores in the first nine months of fiscal 2021 and expect to close three additional stores by the end of the current fiscal year.

Our future store strategies may continue to be impacted by the current economic uncertainty associated with the COVID-19 pandemic.

Dividends

On September 16, 2021, the Board of Directors approved the payment of a third quarter cash dividend to our shareholders.  The quarterly cash dividend of $0.070 per share was paid on October 18, 2021 to shareholders of record as of the close of business on October 4, 2021.  In fiscal 2020, the third quarter dividend was $0.045 per share.  During the first nine months of fiscal 2021 and 2020, we returned $6.0 million and $3.9 million, respectively, to our shareholders through our quarterly cash dividends.

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

Due to uncertainty related to the COVID-19 pandemic, share repurchases have been limited in fiscal 2021 and no repurchases were made in fiscal 2020. Shares totaling 91,594 shares were repurchased during the third quarter of fiscal 2021 at a cost of $3.2 million. We purchased a total of 208,662 shares at a cost of $7.1 million under this share repurchase program in fiscal 2021. As of October 30, 2021, we had $42.9 million available for future repurchases.  We will continue to evaluate the repurchase of shares under the 2021 Share Repurchase Program given the uncertainty.

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

Seasonality

We have three distinct peak selling periods: Easter, back-to-school and Christmas.  Our operating results depend significantly upon the sales generated during these periods.  To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other periods of the year.  Any unanticipated decrease in demand for our products or a supply chain disruption that reduces inventory availability during these peak shopping seasons in future periods could reduce our net sales and gross profit and negatively affect our profitability.

Recent Accounting Pronouncements

See Note 3 — “Recently Issued Accounting Pronouncements” in the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during the first nine months of fiscal 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 30, 2021, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth in our Quarterly Reports on Form 10-Q for the quarters ended May 1, 2021 and July 31, 2021, there have been no additional material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
August 1, 2021 to August 28, 2021	0	$0	0	$46,029,000
August 29, 2021 to October 2, 2021	103,465	$34.69	91,594	$42,853,000
October 3, 2021 to October 30, 2021	0	$0	0	$42,853,000
	103,465		91,594

(1)	Includes 11,871 shares withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)

On December 15, 2020, our Board of Directors authorized the 2021 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2021 and expiring on December 31, 2021.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
10.1	Amended and Restated Employment and Noncompetition Agreement, made and entered into as of October 1, 2021, by and between the Company and Mark J. Worden	8-K	10.1	10/05/2021
10.2	Letter Agreement, dated September 30, 2021, by and between the Company and Clifton E. Sifford	8-K	10.2	10/05/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 2021	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)