Form 10-K
period 2022-01-29
SHOE CARNIVAL INC
filed 2022-03-25
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 29, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $653,920,226 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 21, 2022 was 28,169,069.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant to be held on June 23, 2022 are incorporated by reference into PART III hereof.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Indianapolis, IN

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended January 29, 2022

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations, including our stores, supply chain and distribution processes, economic conditions, and financial market volatility; our ability to operate the recently acquired Shoe Station assets, retain Shoe Station employees and achieve expected operating results and other benefits from the Shoe Station acquisition within expected time frames, or at all; risks that the Shoe Station acquisition may disrupt our current plans and operations or negatively impact our relationship with our vendors and other suppliers; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; our ability to control costs and meet our labor needs in a rising wage and/or inflationary environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and emerging direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; and future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see PART I, ITEM 1A, "Risk Factors" of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers, providing the convenience of shopping at any of our store locations, our mobile apps or online. We offer customers a broad assortment of dress, casual and athletic footwear for the entire family with an emphasis on national name brands. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “Shoe Carnival” and “Shoe Station” are to the individual banners, not the entire company. References to “we,” “us,” “our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries.

During fiscal 2021, we grew our net sales by 36% compared to fiscal 2020 and 28% compared to fiscal 2019. The diluted net income per share earned in fiscal 2021 of $5.42 exceeded the diluted net income per share earned during the last six years combined. See PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for more information regarding the trends impacting our fiscal 2021 operating results.

Our Banners

Shoe Carnival

Our Shoe Carnival retail concept is differentiated from competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our store experience include upbeat music, opportunities for customers to spin our iconic spin-n-win wheel, and a mic-person who runs in-store specials. These specials include contests and games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing.

On average, our Shoe Carnival physical stores are approximately 10,900 square feet and carry inventory of approximately 25,700 pairs of shoes per location. Including e-commerce sales in close proximity to a physical store, our physical stores each generated an average of $3.5 million in annual sales in fiscal 2021 and over $300 per square foot. As of January 29, 2022, we operated 372 stores in 35 states and Puerto Rico under the Shoe Carnival banner and offered online shopping at www.shoecarnival.com.

Shoe Station

On December 3, 2021, we acquired substantially all of the assets of privately-held, family-owned Shoe Station, Inc. ("Shoe Station"). The Shoe Station assets were acquired for approximately $70.7 million, inclusive of customary adjustments which are not yet finalized, and funded with cash on hand. This acquisition was the first acquisition in our history. As of January 29, 2022, we operated 21 locations across the Southeast under the Shoe Station banner. The addition of this banner and retail locations creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics and provides an additional near-term growth opportunity for us.

On average, our Shoe Station physical stores are approximately 16,700 square feet and carry an average inventory of 43,300 pairs of shoes per location. Due to the size of the stores and a targeted more affluent family footwear customer, these locations provide for a primary destination shopping experience. We will also offer online shopping under this banner at www.shoestation.com. Revenues attributed to the Shoe Station banner generated from the acquisition date through January 29, 2022 totaled $16.6 million. More information on the acquisition can be found in Note 3 - "Acquisition of Shoe Station" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Key Competitive Strengths

We believe our financial success is due to a number of key competitive strengths that make our banners, Shoe Carnival and Shoe Station, destinations of choice for today’s retail consumer.

Distinctive shopping experience

Our staff is dedicated to customer service and assists and educates customers with the features and location of merchandise, as well as finding sizes, styles and colors. We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods. Similar customer experiences are reflected in our e-commerce platform through special promotions and limited time sales.

Broad merchandise assortment

Our product assortment is comprised of on-trend branded and private label footwear for the entire family and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our physical stores carry shoes in two general categories – athletics and non-athletics with subcategories for men's, women's and children's shoes, as well as a broad range of accessories. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores. Although the core merchandise assortment tends to be similar for each store, there are differences between our store banners, and to some extent, there is further differentiation by store under each banner, reflecting each store’s unique demographics and customer interests. Our knowledge of these interests, combined with our vendor relationships and distribution process, allows us to react quickly to emerging trends or special events. Approximately 160 of our Shoe Carnival stores have athletic shops that highlight leading athletic brands. We expect to continue growing our "athletic shop" in-store concept across our fleet in the years ahead.

Competitive pricing for our customers

Our customer is primarily a moderate income, value-conscious consumer seeking name brand footwear across all ages, with our Shoe Station banner targeting a higher price point and more suburban customer. We believe that by offering a wide selection of popular styles of name brand and private label merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether this occurs at any of our store locations or through our other omnichannel choices.

Efficient store level cost structure

Our cost-efficient store operations and real estate strategy enable us to price products competitively. We achieve low labor costs by housing merchandise directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose. This reduces the staffing required to assist customers and reduces store level labor costs as a percentage of sales. We locate our Shoe Carnival stores predominantly in open-air shopping centers in order to take advantage of lower occupancy costs and maximize our exposure to value-conscious shoppers. Our Shoe Station stores are primary destinations and thus many are standalone structures within high traffic shopping districts. We continue to invest in our existing store locations and expect to have our store modernization program complete by the end of fiscal 2024. By the end of fiscal 2022, we plan to be nearly half complete with our modernization plans.

Heavy reliance on information technology growth strategy

We have invested significant resources in information technology. Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide corporate management, buyers and store managers with the timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management (including price look-up), promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and cost of sales by product category at the store level and customer tracking. Using the POS, store personnel and centralized merchandising staff are able to monitor sales, cost of sales, and the success of product promotions in real-time.

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

In fiscal 2020, we implemented new Transportation, Warehouse and Order Management Systems (“TMS”, “WMS”, “OMS”, respectively). These cloud-based, software-as-a-service arrangements have enabled us to meet the complex demands of omnichannel fulfillment, enhanced our supply chain, positioned us for long-term growth and ultimately enhanced customer satisfaction and convenience in an increasingly competitive and changing environment, and we believe further benefits will be achieved.

Disciplined Approach to Capital Management

We remain focused on funding our operations and any future acquisitions similar to the Shoe Station acquisition without leverage. We ended fiscal 2021 with no debt and $132.4 million of cash and cash equivalents and marketable securities, even after funding the purchase of Shoe Station with cash on hand during our fiscal fourth quarter. Over the last five fiscal years, we have had no debt outstanding and cash and cash equivalents of at least $48 million at the end of each fiscal year. We believe this approach increases our ability to make impactful long-term decisions and enhances our stakeholder relationships.

Growth Strategy

Store portfolio

Increasing market penetration by adding new stores is expected to reemerge as a key component of our growth strategy. Through a combination of both organic and acquired store growth, we aim to add more than 10 new stores in fiscal 2022, over 20 new stores in fiscal 2023, and over 25 new stores annually by fiscal 2024, across both banners. We believe our current store footprint provides for growth to new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our customer relationship management (“CRM”) program. Our CRM program is more fully described below under “Omnichannel Strategy – Customer Relationship Management.” We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio. However, our future store growth may continue to be impacted by the COVID-19 pandemic and other macroeconomic uncertainty. We opened one new Shoe Carnival branded store in fiscal 2021.

Over the last several years, we performed a store improvement plan. As part of the plan, which is now complete, we identified underperforming stores and worked to address these stores' performance through renegotiation of lease terms, relocation, or closure. We closed 31 stores over the last three years, 12 of which were closed in fiscal 2021. While we continue to actively monitor the store portfolio, we do not expect any further significant closures over the next several years.

As of January 29, 2022, we leased our 393 stores located across 35 states and Puerto Rico. New store sizes typically depend upon location and population base, and our stores are predominantly located in open-air shopping centers. Our traditional Shoe Carnival store prototype typically utilizes between 8,000 and 12,000 square feet of leased space and our Shoe Station store prototype utilizes between 12,000 to 20,000 square feet of leased space. The sales area comprises substantially all (greater than 80 percent) of our typical gross store footprint.

	Historical Store Count
Fiscal Years	2021	2020	2019	2018	2017
Stores open at the beginning of the year	383	392	397	408	415
New store openings	1	4	1	3	19
Stores acquired	21	0	0	0	0
Store closings	(12)	(13)	(6)	(14)	(26)
Stores open at the end of the year	393	383	392	397	408
Stores relocated	2	0	4	1	3

The following table identifies the number of our stores in each state and Puerto Rico as of January 29, 2022:

State/Territory		State/Territory
Alabama	19	New Jersey	1
Arkansas	10	New York	3
Arizona	3	North Carolina	18
Colorado	3	North Dakota	3
Delaware	1	Ohio	18
Florida	32	Oklahoma	7
Georgia	18	Pennsylvania	11
Idaho	4	Puerto Rico	5
Iowa	11	South Carolina	10
Illinois	30	South Dakota	2
Indiana	26	Tennessee	18
Kansas	5	Texas	48
Kentucky	12	Utah	2
Louisiana	11	Virginia	6
Michigan	13	Wisconsin	3
Missouri	22	West Virginia	5
Mississippi	9	Wyoming	1
Montana	1	Total Stores	393
Nebraska	2

Before entering a new market, we perform a market, demographic and competition analysis to evaluate the suitability of the potential market. Potential store site selection criteria include, among other factors, market demographics, traffic counts, tenant mix, visibility within the center and from major thoroughfares, overall retail activity of the area and proposed lease terms.

Omnichannel Strategy

Our goal is to be a world class multi-billion dollar omnichannel retailer. The foundation of our omnichannel strategy is providing customers easy access to our wide assortment of merchandise via their choice of device and delivery channel. We are committed to providing a personalized, seamless customer experience across all channels, and we believe that our ongoing omnichannel initiatives are aligned with rapidly changing consumer behavior.

Customer Relationship Management

Our CRM program continues to provide valuable customer insights to our business, resulting in more efficient and effective marketing outreach. CRM provides our marketing, merchandising, analytics and real estate teams a better and more complete view of our customer’s shopping behaviors and forms the foundation of our digital marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”). Our view into customer data allows us to more effectively communicate with our customers on a segmented basis through all owned and paid media channels and tailor the merchandise mix down to a store level. Through transaction data, we gain useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, our CRM program allows us to gain a deeper understanding of the brands and categories that our high-value customers consistently purchase so that we can continue to deliver strong performance at a geographic and store level.

Our CRM program allows us to drive customer retention by delivering each customer more individualized shopping opportunities and experiences and aids in gaining a better understanding of our existing customer base as well as identifying new customers. We expect segmentation and activation of our high-value customers through data analysis and targeting the broader market of ‘look-a-like’ customers to continue to play a key role in our growth.

Once a customer enrolls in Shoe Perks and provides a means for digital communication, the customer will begin receiving personalized communications from us. These communications afford us additional opportunities to highlight our broad product assortment and promotions. Shoe Perks provides customers with a heightened shopping experience, which includes exclusive offers and rewards that are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand.

We remain focused on expanding our Shoe Perks enrollment. In fiscal 2021, our Shoe Perks membership grew to 28.5 million members. Purchases from Shoe Perks members were approximately 68% of our comparable net sales. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships, and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains. Our most loyal customers, those who qualify for our “Gold” tier, receive additional rewards and incentives. The average transaction value for our Gold tier customers was approximately 47% higher than non-Gold tier Shoe Perks members in fiscal 2021.

E-commerce Platform

Our e-commerce platform is an extension of our physical stores and is designed to improve the customer journey by providing a more relevant and personalized shopping experience. Our e-commerce platform played a critical role in fiscal 2020 due to the challenges associated with the COVID-19 pandemic. In fiscal 2020, our customers embraced our e-commerce platform as demand for online shopping surged, and we exceeded our e-commerce sales expectations. In fiscal 2021, e-commerce sales moderated as restrictions were lifted and consumer confidence related to in-person shopping returned. We continue to expect our e-commerce platform to be a significant sales channel for us. E-commerce sales represented approximately 12% of our merchandise sales in fiscal 2021, 19% in fiscal 2020 and 6% in fiscal 2019.

Ship-From-Store

Our Ship-From-Store program is a core element of our omnichannel strategy. This program allows stores to fulfill online orders and has been implemented on a chain-wide basis (with limited exceptions). By fulfilling e-commerce orders principally from our store level inventory, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. E-commerce orders are also fulfilled from our distribution center in Evansville, Indiana.

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

Other Omnichannel

Other elements of our omnichannel strategy are our “buy online, pick up in store” program and our Shoes 2U program. Not only can our customers choose to pick up e-commerce orders in-store, but they can shop their favorite or nearby stores online and only see the product that is available in any given store. This program provides the convenience of local pickup for our customers or same day delivery through one of our business partners for online purchases made from a store in close proximity to the customer’s chosen delivery point.

Our Shoes 2U program enables us to ship product from any store to a customer’s home or store of choice if the customer is unable to find the size, color or style of a shoe in the store being shopped. This creates an endless aisle experience for our customers in which our chain-wide inventory is accessible to any store customer.

Merchandise

Our stores and e-commerce platform offer a broad assortment of current-season, name brand footwear, supplemented with private label merchandise and accessories. Critical to our success is maintaining fresh, fashionable merchandise at the price points expected by our customers. Our buyers stay in touch with evolving fashion trends and adjust growth strategies based on these trends. This is accomplished by subscribing to an industry leading trend service, shopping fashion-leading markets, attending national trade shows, gathering vendor input and monitoring the current styles shown in leading fashion and lifestyle magazines.

Our buyers and planners have years of experience and in-depth knowledge of our customers and the markets in which we operate. This helps us select our assortment and quantities in order to manage and allocate inventories at the store level. The mix of merchandise and the brands offered in a particular store reflect the demographics of each market, climate and seasonality, among other factors. Our e-commerce platform offers customers an opportunity to choose from a large selection of products in all of the same categories of footwear and introduces our concept to consumers who are new to our retail concepts, in both existing and new markets.

In fiscal 2020, we commenced implementation of a new merchandise planning system that provides a unified strategic planning and budgeting process that is supported by various solutions, including strategic and assortment planning, store allocation and replenishment and in-season management. This cloud-based platform is a multi-year project. We believe this collaborative platform will unify our buy plans, optimize inventory levels, help achieve more sales at higher margins and allow us to set goals for multiple channels and formats common in today’s competitive environment.

Management of the purchasing function is the responsibility of our Senior Executive Vice President – Chief Merchandising Officer. Our buyers maintain ongoing communication with our vendors and provide feedback to our vendors on sales, profitability and demand. We adjust future purchasing decisions based upon the results of this analysis. Two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 39% of our net sales in fiscal 2021 and approximately 43% in fiscal 2020 (Nike, Inc. approximately 28% in fiscal 2021 and 33% in fiscal 2020 and Skechers USA, Inc. approximately 11% in fiscal 2021 and 10% in fiscal 2020). Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. As is common in the industry, we do not have any long‑term contracts with our suppliers.

Initial pricing is typically established in accordance with the manufacturer’s suggested retail pricing structure. Subsequent to this initial pricing, our buying staff manages our markdown cadence based on product-specific sell-through rates to achieve liquidation of inventory within the natural lifecycle of the product. We emphasize our value proposition to customers by combining current season name brand products with marketing promotions. These promotions include both advertised limited time sale offerings in addition to in-store and online timed specials.

The table below sets forth our percentage of sales by product category.

Fiscal Years	2021	2020	2019	2018	2017
Non-Athletics:
Women's	24%	22%	25%	24%	24%
Men's	14	14	14	14	14
Children's	6	5	5	5	5
Total	44	41	44	43	43
Athletics:
Women's	16	18	17	18	17
Men's	20	22	20	21	22
Children's	14	13	14	14	14
Total	50	53	51	53	53
Accessories	5	5	5	4	4
Other	1	1	0	0	0
Total	100%	100%	100%	100%	100%

Building Brand Awareness

Our goal is to communicate a consistent brand image for both of our banners across all aspects of our operations and throughout our marketing strategies. We highlight our banners and the merchandise brands we carry, including specific styles of product, using lifestyle and product imagery to showcase merchandise brands. The use of digital media continues to grow in importance in our marketing mix, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers. In fiscal 2021, our advertising spend was directed primarily to digital media. Television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising budget.

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

Our distribution center is equipped with mechanized processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments.

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with department stores, shoe stores, sporting goods stores, e-commerce retailers and mass merchandisers. Our specific competitors vary from market to market. We compete with most department stores and traditional shoe stores by offering competitive prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise. Many of our competitors are significantly larger and have substantially greater resources than we do. However, we believe that our distinctive retail formats, in combination with our wide merchandise selection, competitive prices, low operating costs, and strong balance sheet with no debt enable us to compete effectively.

Store Operations

Management of store operations is the responsibility of our Executive Vice President - Chief Retail Operations Officer. Generally, each store has a general manager and additional store managers depending on sales volume and is overseen and supported by a district manager. Store operations personnel make certain merchandising decisions necessary to maximize sales and profits primarily through merchandise placement, signage and timely clearance of slower selling items. We are increasingly deploying digital display devices throughout our stores allowing signage to be controlled centrally. Administrative functions are centralized at our corporate headquarters. These functions include accounting, strategic sourcing, store maintenance, information systems, marketing, human resources, distribution and pricing. Management oversight for e-commerce is also located at our corporate headquarters.

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

We understand the value of diversity at all levels, whether of gender, race, ethnicity, background or experience. As of January 29, 2022, our workforce identified as 63% female and 37% male. Our broad-based leadership team, including those who manage and lead our stores and those who lead our Company, identified as 60% female and 40% male. With respect to ethnicity, our leadership team identified as 60% Caucasian and 40% non-Caucasian. The diversity of our leadership team trends with the diversity of our customer base, which based on recent data from our Shoe Perks customer loyalty program, approximates two-thirds Caucasian and one-third African American, Hispanic, or Asian and is more female than male.

In our corporate leadership roles (senior director-level employees through our named executive officers), the portion identifying as female has significantly increased over the last four years from 5% to 27%. Our human resources, marketing, and supply chain departments, as well as portions of our merchandising and technology departments, are led by those that identify as female.

At the Board level, we are also focused on increasing our diversity. Currently 40% of our non-employee Board members are female, up from 20% last year. We are continuing to refresh our Board and assess long-term succession as well as the diversity of the Board’s collective skill set. In fiscal 2021 and 2020, two total board members exited our Board as their terms expired, creating space for new directors who have enhanced our diversity.

Retention

We believe our employee-centric culture not only supports higher levels of execution and performance, but also has led to increased retention of key talent. We take great pride in our store-level training programs that provide the foundation for long-term careers and our ability to promote from within. We are proud to support the first-time jobs for many of our associates where they gain workforce experiences that may grow into long-term careers with us, with others, or the skills to open their own business.

Currently, all of the general managers who operate our Shoe Carnival bannered stores and 90% of our district managers who oversee those general managers were trained, developed, and promoted from within. As of January 29, 2022, of our 28 district managers, 64% have been employed for more than 20 years. The average tenure of the general managers who operate our Shoe Carnival bannered stores was 13 years as of fiscal 2021 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed by Shoe Carnival or Shoe Station for an average of 18 years.

Employee Benefits

Among the many ways we seek to serve our employees, we offer a complete range of benefits. These include competitive wages and incentives, including stock appreciation rights for mid-level managers; an employee stock purchase plan with a discount off the fair value of our common stock; employer-subsidized medical plans with dental and vision benefits; qualified and unqualified defined contribution plans with employer matching contributions; and merchandise discounts, among other benefits.

Training and Code of Business Conduct and Ethics

We are dedicated to strengthening our culture and execution through ongoing training for all associates. We are uniquely focused on training within our store-level, customer-facing operations. Employees must obtain necessary certifications in order to be responsible for the keys to a store and eventually to become a general manager. Our broad-based training program also engages and educates our employees on the following key topics:

•
Code of Business Conduct and Ethics (“Code of Ethics”);
•
Non-discrimination and anti-harassment, including the value of diversity and awareness of bias in all aspects of the employment relationship;
•
Cybersecurity awareness and responsibility; and
•
Supply chain security.

More information regarding our approach to conducting business responsibly, including our guidelines on discrimination and harassment, can be found in our Code of Ethics. Our Code of Ethics applies to all of our Board members, officers and employees, including our principal executive officer, our principal financial officer, and our principal accounting officer.

Our Code of Ethics is posted on our website at investors.shoecarnival.com/governance/governance-documents. We intend to disclose any amendments to the Code of Ethics by posting such amendments on our website. In addition, any waivers of the Code of Ethics for our Board members or executive officers will be disclosed in a Current Report on Form 8-K.

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment. We measure OSHA recordable incidents to gauge the success of our safety protocol. During calendar year 2021, we recorded 51 non COVID-related OSHA recordable incidents, an approximate 20% reduction in incidents compared to three years ago.

Our strategies to address the ever-expanding complexities of protecting customer and employee data and executing our business strategies in an increasingly digital world continue to advance. Our technology department monitors and regularly tests compliance with our protocols, provides regular updates to employees and management, and conducts annual training.

Number of Employees

At January 29, 2022, we had approximately 5,800 employees, of which approximately 3,200 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

Seasonality

For a discussion of the impact of seasonality on our operating results and our business, see PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Store Count and Seasonality on Quarterly Results.”

Trademarks

We own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, Y-NOT?®, UNR8ED®, Solanz®, Shoe Perks®, SC Work Wear®, When You Want To 2®, A Surprise In Store®, Shoes 2U®, Laces for Learning® , Princess Lacey’s Laces®, Shoe Station®, Shoe Station Super Store® and Shoe Station Select®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 25, 2022:

Name	Age	Position
J. Wayne Weaver	87	Chairman of the Board and Director
Clifton E. Sifford	68	Vice Chairman of the Board and Director
Mark J. Worden	48	President and Chief Executive Officer and Director
W. Kerry Jackson	60	Senior Executive Vice President - Chief Financial and Administrative Officer and Treasurer
Carl N. Scibetta	63	Senior Executive Vice President - Chief Merchandising Officer
Marc A. Chilton	52	Executive Vice President - Chief Retail Operations Officer
Patrick C. Edwards	50	Vice President, Chief Accounting Officer, Corporate Controller and Secretary

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

Mr. Sifford has been employed as Vice Chairman of the Board since October 1, 2021. From September 2019 to September 30, 2021, Mr. Sifford served as Vice Chairman of the Board and Chief Executive Officer. Mr. Sifford also served as President and Chief Executive Officer from October 2012 to September 2019 and has been a Director since

October 2012. Mr. Sifford served as Chief Merchandising Officer from October 2012 to March 2016. From June 2001 to October 2012, Mr. Sifford served as Executive Vice President – General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as Senior Vice President – General Merchandise Manager. Prior to joining us, Mr. Sifford served as Merchandise Manager – Shoes for Belk, Inc.

Mr. Worden has been employed as President and Chief Executive Officer and a Director of the Company since October 1, 2021. From September 2019 to September 30, 2021, Mr. Worden served as President and Chief Customer Officer and from September 2018 to September 2019, Mr. Worden served as Executive Vice President – Chief Strategy and Marketing Officer. Prior to joining the Company, Mr. Worden led the Northern European region for S. C. Johnson & Son, Inc. (“SC Johnson”), a manufacturer of household cleaning supplies and products, and was responsible for revenue and share growth objectives across six countries from May 2014 to July 2018. Prior to that, Mr. Worden served as Assistant to the Chairman and Chief Executive Officer of SC Johnson from May 2012 to May 2014 and as a Senior Marketing Director from 2009 to 2012. Mr. Worden also served as a Senior Brand Manager at Kimberly-Clark Corporation and held multiple marketing roles across its flagship brands during his tenure there from 2003 through 2009.

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

Mr. Scibetta has been employed as Senior Executive Vice President – Chief Merchandising Officer since March 2021. From March 2016 to March 2021, Mr. Scibetta serviced as Executive Vice President – Chief Merchandising Officer. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager – Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

Mr. Chilton has been employed as Executive Vice President – Chief Retail Operations Officer since April 2021. From February 2020 to April 2021, Mr. Chilton served as our Senior Vice President – Store Administration and Development and from March 2019 to February 2020 served as our Senior Vice President – Store Operations and Administration. Mr. Chilton started with the Company in 1994 as a store manager and has served in roles of increasing responsibility in store management and operations since that time, including serving as the Vice President of our Northern Division, with approximately one-third of our stores reporting to him, from April 2012 until March 2019.

Mr. Edwards has been employed as Vice President, Chief Accounting Officer, Corporate Controller since March 2021. He has also served as our Secretary since June 2021 and as our Assistant Secretary from December 2019 to June 2021. From October 2019 to March 2021, Mr. Edwards served as our Vice President and Corporate Controller. Prior to joining us, Mr. Edwards was Vice President of Accounting for CenterPoint Energy, Inc. from February 2019 to August 2019 following its acquisition of Vectren Corporation (“Vectren”). For Vectren, Mr. Edwards held various leadership roles in the accounting, audit and finance functions from February 2001 through February 2019, including Vice President and Treasurer from April 2017 to February 2019 and Vice President of Corporate Audit from August 2013 to April 2017. Prior to joining Vectren, Mr. Edwards worked in public accounting. Mr. Edwards is a Certified Public Accountant.

Our executive officers serve at the discretion of the Board of Directors. There is no family relationship between any of our Directors or executive officers.

ITEM 1A. Risk Factors

Carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be materially and adversely affected. See PART I “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K. Our risk factors are categorized as follows: Operational and Strategic Risks, Compliance and Litigation Risks, Human Capital Risks, Financial and Liquidity Risks and Risks Relating to the Ownership of Our Common Stock.

Operational and Strategic Risks

Adverse impacts on consumer spending may significantly harm our business. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

•
war, terrorism, civil unrest, other hostilities and security concerns;
•
inflation;
•
the timing and level of government stimulus payments;
•
energy costs, which affect gasoline and home heating prices;
•
general economic and industry conditions;
•
unemployment trends and salaries and wage rates;
•
the level of consumer debt;
•
consumer credit availability;
•
real estate values and foreclosure rates;
•
consumer confidence in future economic conditions;
•
interest rates;
•
health care costs;
•
tax rates, policies and timing and amounts of tax refunds; and
•
natural disasters, changing weather patterns and catastrophic events.

The merchandise we sell generally consists of discretionary items. Adverse economic conditions and macroeconomic uncertainty, and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items. Federal stimulus payments made directly to consumers as a result of the COVID-19 pandemic likely had a positive impact on our net sales, including in fiscal 2021. The amount of any future stimulus payments and duration of the impact of such payments is uncertain, and our sales and profitability may decline in future periods. Furthermore, the increasing conflict between Russia and Ukraine and/or rising inflation could also erode consumer confidence and lead to lower levels of discretionary income for our customers and reduce the demand for our merchandise. Reduced consumer demand could result in reduced traffic in our physical stores and to our e-commerce platform; limit the prices we can charge for our merchandise; result in inventory markdowns and increased selling and promotional expenses; and cause us to close underperforming stores, which could result in higher than anticipated closing costs. Any of these impacts could have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business and our results of operations.

Our operations and the markets in which we operate, procure merchandise and raise capital are continuing to experience significant disruption and financial market volatility associated with the outbreak of a novel strain of coronavirus (“COVID-19”). The World Health Organization has declared COVID‑19 a pandemic. The U.S. Government, as well as state and local governments, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment. Many businesses, schools, and other institutions closed, or adjusted operations, to further the practice of “social distancing” as a method to slow the outbreak. Our business and results of operations were significantly impacted by the temporary closure of our physical stores in the first quarter of fiscal 2020. As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur. In addition, our stock price and the stock prices of our peer companies have been volatile.

The extent of the continued impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•
the duration and spread of the outbreak in the areas in which we operate and whether there are additional periods of increases or spikes in the number of such cases in future periods;
•
mitigating efforts deployed by government agencies and the public at large, including vaccine or testing mandates;
•
the development, pace of distribution, and effectiveness of vaccines and therapeutic treatments; and
•
the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Should the COVID-19 pandemic lead to further temporary closures of our physical stores; financial market volatility; adverse changes in economic conditions; adverse changes in consumer spending; increased operational risks; and/or further disruptions to our supply chain and distribution processes, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

Our customers and store employees are exposed to certain COVID-19-related safety risks at our physical stores. While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the established protocols cease to be effective, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures. Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

An increase in the cost, or a disruption in the flow, of imported goods may decrease our sales and profits. We rely on imported goods to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we import directly from overseas manufacturers and the merchandise we purchase from domestic vendors. Our primary footwear manufacturers are located in China. Currently, most retailers, including us, are experiencing some form of disruption in their supply chains involving goods imported from Asian countries. To date, such disruption has increased our costs but has not materially impacted our access to merchandise; however, should the disruption continue or worsen, it may further increase the cost of the goods we purchase, limit our ability to acquire merchandise, and decrease our sales and profits.

If imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently import. Other risks associated with our use of imported goods include:

•
disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest, war, pandemics and natural disasters;
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

We may experience difficulties in integrating the Shoe Station business and realizing the expected operating results, growth opportunities and other benefits of the acquisition. The success of the Shoe Station acquisition will depend, in part, on our ability to realize the expected operating results, growth opportunities and other benefits from acquiring the Shoe Station assets. We may not realize these operating results, growth opportunities or other benefits within the expected time frames, or at all. The acquisition may disrupt our current plans and operations and may negatively impact our relationship with our vendors and other key suppliers. The attention of our management may be diverted from our current operations while trying to integrate the Shoe Station business. We may not be able to successfully integrate Shoe Station’s operations, logistics, information technologies, communications, purchasing, accounting, marketing, administration and other systems, establish internal controls into Shoe Station’s operations or retain key Shoe Station employees. The acquired Shoe Station business may underperform relative to our expectations. Any of these impacts could have an adverse effect on our growth opportunities, business, results of operations and financial condition.

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

Our failure to effectively manage our real estate portfolio may negatively impact our results of operations. Effective management of our real estate portfolio is critical to our omnichannel strategy. All of our stores are subject to leases and are primarily located in open-air shopping centers. If we fail to effectively implement our real estate strategies or negotiate appropriate lease terms or if unforeseen changes arise, the consequences could have an adverse effect on our profitability, cash flows and liquidity. The financial impact of exiting a leased location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property and our relationship with the landlord, and influencing these factors is difficult. In addition to rent, we could still be responsible for the maintenance, taxes, insurance and common area maintenance (“CAM”) charges for vacant properties until the lease commitment expires or is terminated.

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

Various risks associated with our e-commerce platform may adversely affect our business and results of operations. E-commerce has been a rapidly growing sales channel and an increasing source of competition in the retail industry. We sell shoes and related accessories through our website at www.shoecarnival.com and our related mobile app. We fulfill substantially all e-commerce orders from our store locations and from our distribution center. If we are unable to maintain recent market share gains in our e-commerce sales or continue to grow our e-commerce sales, our sales, comparable store sales and gross profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows, and financial condition.

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

Any significant interruptions in the operations of our third-party providers, over which we have no control, could have an adverse effect on our e-commerce business. Any breach involving our customer information could harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have an adverse effect on our operating results, financial condition and cash flows.

A failure to increase sales at our existing stores may adversely affect our stock price and affect our results of operations. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•
competition;
•
timing of holidays, including sales tax holidays;
•
general regional and national economic conditions, including inflation;
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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases and participating in other point earning opportunities that facilitate engagement with our brand. We remain focused on expanding our Shoe Perks enrollment. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We may not be able to successfully execute our growth strategy, which could have an adverse effect on our business, financial condition and results of operations. We intend to continue to invest in our omnichannel initiatives, which requires substantial investment in technology.

Our growth strategy requires that we continue to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we create more opportunities to connect with our customers through our omnichannel initiatives and as we adjust the number of our physical stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the omnichannel initiatives or new or acquired stores into our business.

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be adversely effected. The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•
the acceptance of our banners and concepts in new markets;
•
our ability to provide adequate distribution to support growth;
•
our ability to source sufficient levels of inventory;
•
our ability to resolve downtime or technical issues related to our e-commerce platform, our order management and fulfillment systems, and all other related systems that support our omnichannel strategy;

•
our ability to execute omnichannel advertising and marketing campaigns to effectively communicate our message to our customers and our employees;
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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. Two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 39% of our net sales in fiscal 2021 and approximately 43% in fiscal 2020 (Nike, Inc. approximately 28% in fiscal 2021 and 33% in fiscal 2020 and Skechers USA, Inc. approximately 11% in fiscal 2021 and 10% in fiscal 2020). Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations, and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have an adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

We may not be able to identify or consummate future acquisitions or achieve expected benefits from or effectively integrate future acquisitions. From time to time, we expect to evaluate selective acquisitions and strategic investments. Future acquisitions involve many risks that could have an adverse effect on our business, results of operations or financial condition, including:

•
our ability to identify suitable acquisition candidates, prevail against competing potential acquirers and negotiate and consummate acquisitions on terms attractive to us;
•
any acquired business not achieving anticipated revenues, earnings, cash flow or market share;
•
the potential loss of key employees, vendors or suppliers of the acquired company or adverse effects on our existing relationships with our vendors and suppliers;
•
the failure of our due diligence procedures to detect material issues related to the acquired business, including exposure to legal claims for activities of the acquired business prior to the acquisition;
•
unexpected liabilities resulting from the acquisition for which we may not be adequately indemnified;
•
the integration of the personnel, operations, logistics, information technologies, communications, purchasing, accounting, marketing, administration and other systems and the establishment of internal controls into the acquired company’s operations;
•
the diversion of management attention and financial resources from our current operations;
•
the potential incurrence of debt to fund an acquisition;
•
any unforeseen management and operational difficulties; and
•
incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges and write-offs of significant amounts of goodwill or other assets that could adversely affect our financial results.

Our inability to achieve the anticipated benefits of any future acquisitions and other investments could adversely affect our business, results of operations and financial condition.

Natural disasters, other public health crises, political crises and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our supply chain and access to customers. Our facilities, including our distribution center, our corporate headquarters and our retail stores, and the facilities of our third-party vendors and service providers could suffer if affected by:

•
natural disasters, such as fires, earthquakes, explosions, hurricanes, power shortages or outages, floods, monsoons, ice storms or tornadoes;
•
other public health crises such as pandemics and epidemics;
•
political crises such as terrorism, war, political instability, civil unrest or other conflict; or
•
other events outside of our control.

Disasters occurring at our distribution center, our corporate headquarters, our retail stores, or the infrastructure of a key third-party vendor or service provider also could result in us being unable to deliver merchandise to our stores or directly to customers for a prolonged period and could impact our reputation and our customers’ perception of our brand. In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be adversely affected.

We could be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised. We rely on our existing information technology systems in operating and monitoring major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, point-of-sale support and financial systems. We regularly make investments to upgrade, enhance or replace our systems as well as leverage new technologies to support our operational strategies. Any delays or difficulties with such projects could have an adverse effect on our operational results, financial position and cash flows.

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
•
changes in general economic conditions, including inflation and consumer spending patterns; and
•
actions of competitors or co-tenants.

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

Compliance and Litigation Risks

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation. We receive and maintain certain personal, sensitive and confidential information about our customers, vendors and employees. The collection and use of this information are regulated and are subject to certain contractual restrictions in third-party contracts. Non-compliance with these regulations and contractual restrictions may subject us to fines, penalties, restrictions and expulsion from credit card acceptance programs and civil liability. Although we have implemented processes to collect and protect the integrity and security of this personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately, including as a result of cybersecurity breaches, acts of vandalism, computer viruses, credit card fraud or phishing. Advanced cybersecurity threats are persistent and continue to evolve, making them increasingly difficult to identify and prevent. If our security and information systems or the systems of our employees or external business partners are compromised or our employees or external business partners fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, our reputation, as well as our operations and financial results, could be negatively affected and litigation or regulatory action against us or the imposition of costs, fines or other penalties could also occur. As privacy and information security laws and regulations change, we may incur additional costs to remain in compliance.

We may not have adequate insurance coverage for all potential liabilities. Natural risks, as well as other hazards associated with our operations, can result in personal injury, severe damage or destruction to our owned assets, leasehold improvements and inventory, suspension of our operations, and cybersecurity breaches. Our insurance covers costs relating to specified, limited matters, such as events involving casualty losses and property losses due to fire and windstorms, as well as securities litigation and certain cybersecurity incidents, but does not cover other events such as acts of war or terrorist attacks. We maintain an amount of insurance protection we believe is appropriate, but there can be no assurance that the amount of insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A claim for which we are not adequately insured could have an adverse effect on our financial condition. Further, due to the cyclical nature and current hardening of the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently in place.

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources. We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require us to devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

Human Capital Risks

Our failure to manage key executive succession and retention could adversely affect our business. We recently completed transitions of key members of our executive management team. Our business would be adversely affected if we fail to retain key executives, or to adequately plan for the succession of the other members of our executive management team. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and we have employment agreements with certain key executive officers, these plans and agreements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis.

Our failure to attract and retain qualified personnel could adversely affect our business. Our business model requires us to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Our ability to control costs and meet our labor needs in a rising wage and inflationary environment is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation, and changing demographics. If we are unable to attract and retain quality sales associates and management or market conditions or changes to minimum wage laws result in the need for higher wages paid to employees, our ability to meet growth goals or to sustain expected levels of profitability may be compromised and our financial condition, results of operations and cash flows may be adversely affected.

Financial and Liquidity Risks

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our credit facility to finance our business strategy and meet our other liquidity needs. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our credit facility to fund working capital, including inventory purchases, and special purpose standby letters of credit, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit facility to fund operational needs. If we borrow funds under our credit facility and interest rates materially increase from present levels, our financial results could be adversely affected.

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

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and certain intangible assets, such as goodwill, are evaluated annually regardless of triggering events. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) have resulted, and in the future may result, in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the

Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting. We have expended, and expect that we will continue to expend, significant management time and resources documenting and testing our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have an adverse effect on our stock price.

Risks Relating to the Ownership of Our Common Stock

Perception of the overall retail industry and other macroeconomic conditions may impact our stock price and operations. The retail industry continues to evolve and undergo structural change. This evolution and structural change has resulted in the bankruptcy and/or reorganization of various footwear specific and other publicly traded retailers. Despite our best efforts to differentiate our business model and processes, our stock price has fluctuated as a result of perceptions of the overall retail environment and investor confidence in the retail sector. The volatility in our stock price could be exacerbated by macroeconomic conditions that affect the market generally or our industry in particular and could have the effect of diverting management’s attention and could harm our business. We cannot provide any assurance that perception of the retail industry overall and other macroeconomic conditions will not continue to impact our stock price or our ability to engage business partners on terms acceptable to us.

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

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2022. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 30.2% of our outstanding common stock. Mr. Weaver’s adult daughter is the sole trustee of the J. Wayne Weaver 2018 Grantor Retained Annuity Trust for Leigh Anne Weaver, the sole trustee of the J. Wayne Weaver 2019 Grantor Retained Annuity Trust for Leigh Anne Weaver and the sole trustee of the J. Wayne Weaver 2020 Grantor Retained Annuity Trust for Leigh Anne Weaver, and, as a result, beneficially owns approximately 5.3% of our outstanding common stock held by such trusts. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Amended and Restated Articles of Incorporation, our By-Laws and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and procedural requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

ITEM 1B. Unresolved staff comments

None.

ITEM 2. PROPERTIES

As of January 29, 2022, we leased 393 stores in 35 states and Puerto Rico. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 53% provide for contingent rental payments based upon various specified percentages of sales. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

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

We own our corporate headquarters located in Evansville, Indiana and lease office space for our Southern buying and marketing teams in Mobile, Alabama.

For additional information with respect to our properties, see PART I, ITEM 1, "Business – Growth Strategy” and “–Distribution” as well as PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.” As of March 21, 2022, there were approximately 126 holders of record of our common stock. We did not sell any unregistered equity securities during fiscal 2021, 2020 or 2019.

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

Cash Dividends

During fiscal 2021, we paid quarterly cash dividends of $0.07 per share in all four fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit agreement in place at the end of fiscal 2021 permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year does not exceed $10 million. See Note 9 - "Debt" to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K regarding restrictions in our amended and restated credit facility entered into on March 23, 2022.

On March 10, 2022, the Board of Directors increased the quarterly cash dividend from $0.07 to $0.09 per share, an increase of 29%, in the first quarter of fiscal 2022. The quarterly cash dividend of $0.09 per share will be paid on April 18, 2022 to shareholders of record as of the close of business on April 4, 2022.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of fiscal 2021. For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout fiscal 2021, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and to our non-employee directors upon the issuance of service-based restricted stock awards. We also repurchased 87,881 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards. We intend to continue issuing shares out of treasury to meet these needs.

During the fourth quarter of fiscal 2021, no shares were delivered to or withheld by us in connection with the vesting of equity awards under our equity compensation plans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (the "MD&A") should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses fiscal 2021 and fiscal 2020 and year-over-year comparisons between fiscal 2021 and fiscal 2020. A discussion of fiscal 2019 and year-over-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the United States Securities and Exchange Commission on March 26, 2021. However, given the significant impact of the COVID-19 pandemic on our fiscal 2020 results, we have included certain comparisons in this MD&A between fiscal 2021 and fiscal 2019 to provide further context regarding our fiscal 2021 results of operations. At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to fiscal years 2021, 2020 and 2019 relate to the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020. Fiscal years 2021, 2020, and 2019 all consisted of 52 weeks.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. On December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. Our objective is to be the omnichannel retailer-of-choice for on-trend branded and private label footwear for the entire family. Our product assortment, whether shopping in a physical store or on our e-commerce platform, includes dress, casual, and work shoes, sandals, boots and a wide assortment of athletic shoes. Our typical physical store carries shoes in two general categories – athletics and non-athletics with subcategories for men's, women's, and children's, as well as a broad range of accessories. In addition to our physical stores, our e-commerce platform offers customers the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

Our stores under the Shoe Carnival banner combine competitive pricing with a high-energy in-store environment that encourages customer participation. Footwear in our Shoe Carnival physical stores is organized by category and brand, creating strong brand statements within the aisles. These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store. Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Approximately 160 of our Shoe Carnival stores have athletic shops that highlight leading athletic brands. We expect to continue growing our "athletic shop" in-store concept across our fleet in the years ahead.

The addition of the Shoe Station banner and retail locations creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. Due to the larger average size of our Shoe Station stores and the targeted customer, these locations provide for a primary destination shopping experience.

We believe our distinctive shopping experiences give us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Acquisition of Shoe Station

On December 3, 2021, we acquired substantially all of the assets of Shoe Station, a privately-held, family-owned shoe retailer. The Shoe Station assets were acquired for $70.7 million, inclusive of customary adjustments which are not yet finalized, and funded with cash on hand. We are continuing to operate the 21 locations acquired under the Shoe Station banner. Shoe Station contributed net sales of $16.6 million during the period from the acquisition date through January 29, 2022. We incurred acquisition and integration-related charges of $4.3 million ($3.2 million after tax, or $0.11 on a diluted per share basis) during fiscal 2021. These charges were comprised of non-recurring expense related to the fair value adjustment to acquisition-date inventory of $1.1 million recorded in cost of goods sold and $3.2 million of transaction costs and integration-related charges recorded in selling, general, and administrative expenses. See Note 3 — “Acquisition of Shoe Station” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for additional information on the acquisition.

Comparable Store Sales

Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ acquisition or grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. Similar to our physical stores, e-commerce platforms that are acquired will not be included in comparable store sales for 13 months after the acquisition of the platform. Our method for calculating comparable store sales for fiscal 2021, therefore, does not include any sales activity from Shoe Station.

Stock Split

The shares outstanding and net income per share information throughout this MD&A has been adjusted retroactively for all periods presented as a result of a two-for-one stock split of the outstanding shares of our common stock held by shareholders of record on July 6, 2021 that was completed on July 19, 2021. See Note 2 — “Summary of Significant Accounting Policies” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for additional information on the stock split.

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

In response to the COVID-19 pandemic, all of our physical stores were temporarily closed effective March 19, 2020. Our e-commerce platform continued to operate, and our e-commerce sales increased significantly in fiscal 2020 as customers shifted purchases to our online channel. We began reopening our physical stores in accordance with applicable public health guidelines in late April 2020. Thus, substantially all of our physical stores were closed for approximately 50% of the first fiscal quarter of 2020. By the beginning of the second quarter of fiscal 2020, approximately 50% of our stores were reopened, and by early June 2020, substantially all of our stores had reopened. We did not have any stores closed as of January 29, 2022 or for extended periods during fiscal 2021 due to the pandemic.

Executive Summary

Fiscal 2021 was a record-breaking year for us. Results in fiscal 2021 were the highest in terms of net sales, gross profit, operating income and diluted net income per share in our history. For each of these financial metrics, the first three quarters of fiscal 2021 set consecutive all-time records and the fourth quarter of fiscal 2021 set a record for that specific quarter. The diluted net income per share of $5.42 earned in fiscal 2021, which included the Shoe Station acquisition-related charges incurred during the fourth quarter of fiscal 2021, exceeded the diluted net income per share earned during the last six fiscal years combined.

Comparable store sales in fiscal 2021 increased 35.3% compared to fiscal 2020 and increased 28.3% compared to fiscal 2019.

We believe these record-breaking results were driven by the following:

•
our inventory selection;
•
our more focused promotional strategy;
•
our customer base returning to a more normal lifestyle, including going back to work and in-person learning; and

•
the economic impact of consumer-based government stimulus.

During fiscal 2021, physical store traffic increased 37.5% compared to fiscal 2020 and was slightly above traffic in fiscal 2019. The increased store traffic, combined with increased conversion rates, resulted in an increased number of converted customers, compared to both prior year periods.

All of our major product categories had comparable store sale increases ranging from low to mid double digits compared to fiscal 2020 and fiscal 2019. These increases were driven by higher average per unit prices across all categories and, overall, more units sold.

Highlights for fiscal 2021 and a brief discussion of some key initiatives follow:

•
Net sales for fiscal 2021 of $1.33 billion were an all-time record, surpassing the previous record set in fiscal 2019 by 28.3%.
•
We achieved record annual gross profit of $526.8 million during fiscal 2021. Gross profit margin as a percent of sales increased 10.9 percentage points compared to fiscal 2020 to 39.6% and increased 9.5 percentage points compared to fiscal 2019.
•
We had no borrowings during fiscal 2021 and ended our fiscal year with $132.4 million of cash, cash equivalents and marketable securities.
•
In fiscal 2021, we continued to increase membership in our Shoe Perks customer loyalty program. Membership in the program totaled 28.5 million customers as of January 29, 2022. We believe our Shoe Perks program affords us opportunities to communicate, build relationships and engage with our most loyal shoppers, which we believe will result in long-term customer commitment to our brand.
•
We spent $31.4 million on capital expenditures during fiscal 2021, primarily focused on our store modernization efforts. Through January 29, 2022, we have completed 68 store modernizations.

Fiscal 2022 Plans

Following is a summary of certain strategic initiatives and goals for fiscal 2022:

•
Continue modernizing our stores through design enhancements, as we expect to have 100 more stores completed by the end of fiscal 2022 and to complete our modernization program by the end of fiscal 2024.
•
Leverage our Customer Relationship Management ("CRM") capabilities to increase personalized, segmented marketing, and continue with limited, to no, reliance on broad-based promotional activities, and enhance our vendor relationships.
•
Continue to grow the recently acquired Shoe Station banner and further integrate its supply chain.
•
Continue to manage the effect of COVID-19 on our operations and protect the health and safety of our customers, employees and vendor partners.
•
Continue to navigate and manage supply chain disruption and other macroeconomic uncertainties.
•
Maintain the growth and market share of our omnichannel platform.
•
Continue implementation of upgrades to merchandise planning and allocation systems and continue to increase the productivity of other recently implemented systems.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the following fiscal years:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	60.4	71.3	69.9
Gross profit	39.6	28.7	30.1
Selling, general and administrative expenses	24.0	26.5	24.9
Operating income	15.6	2.2	5.2
Interest income	(0.0)	0.0	(0.1)
Interest expense	0.0	0.0	0.0
Income before income taxes	15.6	2.2	5.3
Income tax expense	4.0	0.6	1.2
Net income	11.6%	1.6%	4.1%

Fiscal 2021 Compared to Fiscal 2020

Net Sales

Net sales were a record $1.33 billion during fiscal 2021 and increased 36.2% compared to fiscal 2020 and 28.3% compared to fiscal 2019. Comparable stores sales increased 35.3% compared to fiscal 2020. Sales generated from our comparable physical stores increased 45.8% in fiscal 2021 compared to fiscal 2020 and 20.1% compared to fiscal 2019. Sales generated from the Shoe Carnival branded e-commerce platform decreased 10.3% compared to fiscal 2020 due to the return of in-store shopping. E-commerce sales in fiscal 2021 were 146.6% higher than sales in fiscal 2019. E-commerce sales were approximately 12% of merchandise sales in fiscal 2021, compared to 19% in fiscal 2020 and 6% in fiscal 2019.

Net sales were positively impacted by continued demand for our merchandise as result of our merchandise selection, the continued easing of COVID-19 restrictions and customers returning to a more normal lifestyle, including going back to work and in-person learning, and the economic impact of consumer-based government stimulus. Net sales in fiscal 2021 were also favorably impacted by increased average transaction price and more units sold compared to fiscal 2020, with store traffic slightly above the pre-pandemic levels experienced in fiscal 2019. The increase in average transaction price was primarily driven by our more focused promotional activity.

The temporary closure of our physical stores for approximately 50% of the first quarter of fiscal 2020 as a result of the COVID-19 pandemic, with some stores closed through May 2020, decreased net sales in the prior year.

Gross Profit

Gross profit was a record $526.8 million during fiscal 2021, an increase of $246.8 million compared to fiscal 2020. Gross profit margin in fiscal 2021 increased to 39.6% compared to 28.7% in fiscal 2020 and 30.1% in fiscal 2019. Merchandise margin increased 8.8 percentage points compared to fiscal 2020 and 8.2 percentage points compared to fiscal 2019. Fewer margin-dilutive promotions and higher average selling prices drove a higher merchandise margin compared to both fiscal 2020 and 2019. We began eliminating broad-based use of the “buy one get one half off” promotional strategy during fiscal 2020 and completely eliminated its broad use during fiscal year 2021. A more standard product mix, with more non-athletic merchandise sold in fiscal 2021 compared to fiscal 2020, further increased margins compared to fiscal 2020.

As a percentage of sales, our buying, distribution and occupancy costs decreased 2.2 percentage points compared to fiscal 2020 and 1.3 percentage points compared to fiscal 2019 primarily due to the leveraging effect of increased sales, despite higher supply chain and distribution costs.

Selling, General and Administrative Expenses ("SG&A")

SG&A increased $61.0 million to $319.1 million in fiscal 2021 compared to $258.1 million in fiscal 2020. As a percentage of net sales, SG&A was leveraged to 24.0% in fiscal 2021 compared to 26.5% in fiscal 2020 and 24.9% in fiscal 2019.

Compared to fiscal 2020, the increase in SG&A primarily correlated with our record performance, in terms of increased performance-based incentive compensation, general wages (inclusive of CARES Act payroll retention tax credits recognized in fiscal 2020) and variable costs, such as credit card fees. SG&A also increased due to increased investment in advertising, as well as market return volatility on our deferred compensation plan and higher stock-based compensation. Store level wages, incentives paid to store level employees, and annual performance-based compensation comprised nearly half of the increase compared to the prior year, with advertising being the majority of the remaining increase.

Income Taxes

The effective income tax rate for fiscal 2021 was 25.3% compared to 25.8% for fiscal 2020. The lower effective rate was primarily attributable to increased benefit from vested stock-based compensation awards.

Liquidity and Capital Resources

Our primary sources of liquidity are $132.4 million of cash, cash equivalents and marketable securities on hand at the end of fiscal 2021, cash generated from operations, plus availability under our $100 million credit facility, which was amended and restated on March 23, 2022 to, among other things, extend the term until March 23, 2027 (the “New Credit Agreement”). While the effects of the COVID-19 pandemic and other macroeconomic uncertainty make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program, and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue additional strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $147.9 million in fiscal 2021 compared to $63.4 million during fiscal 2020. The increase in operating cash flow was primarily driven by higher cash receipts on increased sales, partially offset by increased inventory purchases and payments for operating expenses and income taxes.

Working capital increased on a year-over-year basis and totaled $288.4 million at January 29, 2022 compared to $224.4 million at January 30, 2021. The increase was primarily attributable to increased cash and marketable securities positions. Our current ratio was 2.9 as of January 29, 2022, compared to 2.7 as of January 30, 2021.

Cash Flow - Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During fiscal 2021, we expended $31.4 million for the purchase of property and equipment, primarily related to our store portfolio modernization plan. During fiscal 2020, we expended $12.4 million for the purchase of property and equipment, $5.9 million of which was for new store construction and the remodeling and relocation of existing stores, and $3.1 million was for investments in our distribution center.

During fiscal 2021, we acquired substantially all of the assets of Shoe Station for approximately $70.7 million and invested on a net basis approximately $17.2 million in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. Additional information regarding the Shoe Station acquisition can be found in Note 3 -“Acquisition of Shoe Station” and regarding the marketable securities can be found in Note 4 - “Fair Value of Financial Instruments” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Cash Flow - Financing Activities

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

During fiscal 2021, net cash used in financing activities was $17.7 million compared to $6.7 million during fiscal 2020. The increase in net cash used in financing activities was primarily due to the repurchase of $7.1 million of shares in fiscal 2021 associated with our Board of Directors’ authorized share repurchase program. In fiscal 2021 we also increased our dividend payments and more shares were withheld upon the vesting of stock-based compensation awards. During fiscal 2021, we did not borrow or repay funds under our credit facility. During fiscal 2020, we borrowed and repaid $24.9 million under our credit facility. Letters of credit outstanding were $700,000 at January 29, 2022, and our borrowing capacity was $99.3 million.

Our credit facility requires us to maintain compliance with various financial covenants. See Note 9 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our credit facility and its covenants. We were in compliance with these covenants as of January 29, 2022.

Store Openings and Closings – Fiscal 2022

Increasing market penetration by adding new stores is expected to reemerge as a key component of our growth strategy. Through a combination of both organic and acquired store growth, we aim to add more than 10 new stores in fiscal 2022, over 20 new stores in fiscal 2023, and over 25 new stores annually by fiscal 2024. We expect limited, if any, store closures over the next several years.

Capital Expenditures – Fiscal 2022

Capital expenditures for fiscal 2022 are expected to be between $55 million and $65 million, with approximately $50 million to $55 million to be used for new stores, relocations and remodels and approximately $5 million to $10 million for upgrades to our distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to these projects are subject to near-term changes depending on the impacts associated with the COVID-19 pandemic, ongoing supply chain disruptions, and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

In fiscal 2021, four quarterly cash dividends of $0.07 per share were approved and paid. During fiscal 2020, the first quarter dividend was in the amount of $0.0425 per share and the dividends for the remaining three quarters were $0.0450 per share. During fiscal years 2021 and 2020, we returned $8.0 million and $5.1 million, respectively, in cash to our shareholders through our quarterly dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. Our credit facility in place at the end of fiscal 2021 permits the payment of cash dividends as long as no default or event of default exists under the credit agreement both immediately before and immediately after giving effect to the cash dividends, and the aggregate amount of cash dividends for a fiscal year do not exceed $10 million. These restrictions have changed as a result of entering into the New Credit Agreement after our fiscal year end. See Note 9 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Share Repurchase Program

On December 16, 2021, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2022 (the “2022 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2022 and in accordance with applicable laws, rules and regulations. The 2022 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, including impacts caused by the COVID-19 pandemic.

The 2022 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2020, became effective January 1, 2021 and expired in accordance with its terms on December 31, 2021. Shares totaling 208,662 were repurchased during fiscal 2021 at a cost of $7.1 million. No repurchases were made in fiscal 2020, and share repurchases pursuant to previously Board-approved share repurchase programs that have now expired were approximately 2,234,000 shares at an aggregate cost of $37.8 million in fiscal 2019. Share repurchase activity in fiscal 2021 and fiscal 2020 was impacted by the COVID-19 pandemic.

Our credit facility in place at the end of fiscal 2021 stipulates that distributions in the form of redemptions of Equity Interests (as defined in the credit agreement) could be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the credit agreement. These restrictions have changed a result of entering into the New Credit Agreement after our fiscal year end. See Note 9 – “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Leases

Rent-related payments made in fiscal 2021 totaled $82.2 million. As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and will increase in future years due to the acquisition of Shoe Station and other expected store growth. These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other lease related charges. See Note 10 – “Leases” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores. In addition, fiscal 2020 quarterly results were significantly impacted by the COVID-19 pandemic. As illustrated in the chart below, our first quarter fiscal 2020 net sales and earnings significantly declined due to the temporary closure of our physical stores for approximately 50% of the quarter.

(Unaudited, In thousands, except per share amounts)

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$328,457	$332,230	$356,336	$313,371
Gross profit	130,158	135,752	144,056	116,821
Operating income	57,603	59,714	62,424	27,913
Net income	43,242	44,212	46,836	20,591
Net income per share – Diluted [1]	$1.51	$1.54	$1.64	$0.72

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$147,495	$300,794	$274,579	$253,897
Gross profit	31,464	82,605	87,761	78,152
Operating income/(loss)	(23,261)	14,398	20,163	10,565
Net income/(loss)	(16,190)	10,060	14,678	7,443
Net income/(loss) per share – Diluted [1]	$(0.58)	$0.35	$0.51	$0.26

1) Per share amounts are computed independently for each of the quarters presented. For per share amounts, the sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings as prescribed by accounting guidance.

Seasonality

We have three distinct peak selling periods: Easter, back-to-school and Christmas. Our operating results depend significantly upon the sales generated during these periods. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other periods of the year. Any unanticipated decrease in demand for our products or a supply chain disruption that reduces inventory availability during these peak shopping seasons could reduce our net sales and gross profit and negatively affect our profitability.

Store Count

We continually analyze our store portfolio and the potential for new stores based on our view of internal and external opportunities and challenges in the marketplace. As part of our long-term growth strategy, we expect to pursue opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our customer relationship management program and more attractive real estate options become available.

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

Our future store strategies may continue to be impacted by the current economic uncertainty, including uncertainty associated with the COVID-19 pandemic.

Store Openings, Closings and Impairment Charges – Impact on Fiscal 2021 and Fiscal 2020

In fiscal 2021, we opened one new store. The initial inventory investment for the new store in fiscal 2021 was $469,000, capital expenditures were $299,000 and lease incentives received from our landlord were $100,000. In fiscal 2020, we opened four new stores. The initial average inventory investment for the new stores was $578,000, capital expenditures were $973,000 and lease incentives received from our landlord were $448,000.

Pre-opening expenses for the one store opened in fiscal 2021 included in cost of sales and SG&A expenses were approximately $77,000. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During fiscal 2020, we expended $590,000 in pre-opening expenses, or an average of $147,000 per store.

Total store closing costs were $1.9 million in fiscal 2021 and $4.0 million in fiscal 2020. We closed 12 stores during fiscal 2021 and 13 stores during fiscal 2020. We recorded non-cash impairment charges on a majority of these stores and also recognized impairment charges on other underperforming stores during these years. Included in store closing costs were non-cash impairment charges of $1.3 million in fiscal 2021 and $3.1 million in fiscal 2020. In addition to non-cash impairment charges, store closing costs can include fixed asset write-offs, employee severance, lease termination fees, store tear-down and clean-up expenses, and acceleration of expenses and deferred lease incentives.

In total, store opening and closing costs impacting SG&A expenses were $1.9 million in fiscal 2021 and $4.1 million in fiscal 2020. Store opening and closing costs included in cost of sales was expense of $50,000 in fiscal 2021 and $500,000 in fiscal 2020.

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

Merchandise Inventories– Our merchandise inventories are stated at the lower of cost or net realizable value as of the balance sheet date and consist primarily of dress, casual and athletic footwear for women, men and children. The cost of our merchandise is determined using the first-in, first-out valuation method (“FIFO”). For determining net realizable value, we estimate the future demand and related sale price of merchandise in our inventory. The stated value of merchandise inventories contained on our consolidated balance sheets also includes freight, certain capitalized overhead costs and reserves.

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise inventories as of January 29, 2022 totaled $285.2 million, representing approximately 35% of total assets. Merchandise inventories as of January 30, 2021 totaled $233.3 million, representing approximately 36% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Valuation of Long-Lived Assets– Long-lived assets, such as property and equipment subject to depreciation and right-of-use assets arising from our leased properties, are evaluated for impairment on a periodic basis if events or circumstances indicate the carrying value may not be recoverable. This evaluation includes performing an analysis of the estimated undiscounted future cash flows of the long-lived assets. Assets are grouped and the evaluation performed at the lowest level for which there are identifiable cash flows, which is generally at a store level.

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

Accounting for Business Combinations – We account for acquisitions of other businesses by recording the net assets of the acquired businesses at fair value and making estimates and assumptions to determine the fair value of these acquired assets and liabilities. We will allocate the purchase price of the acquired business based, in part, upon internal estimates of cash flows and considering the report of a third-party valuation expert retained to assist us. Changes to the assumptions used to estimate the fair value could affect the recorded amounts of the assets acquired and the resultant goodwill. We expect there will be changes to the current valuation of the recently acquired Shoe Station assets and liabilities during fiscal 2022.

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

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), which we adopted in fiscal 2019, on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. The weighted average discount rate utilized in fiscal 2021 and fiscal 2020 was 5.2%.

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

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate. Significant judgment is required in determining our annual tax expense and evaluating our tax positions. As a part of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Our temporary timing differences relate primarily to inventory, depreciation, accrued expenses, right-of-use assets, operating lease liabilities and stock-based compensation. With the recent acquisition of Shoe Station, we expect the level of temporary timing differences to increase as a result of tax deductible goodwill and trade names. Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain.

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

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the accompanying notes included in PART II, ITEM 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may have an impact on our consolidated financial statements when adopted.

Historical Financial Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years. A more detailed description of the fluctuations among fiscal 2017 – fiscal 2020 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1)	2021	2020	2019	2018	2017
Income Statement Data:
Net sales	$1,330,394	$976,765	$1,036,551	$1,029,650	$1,019,154
Gross profit	$526,787	$279,982	$311,869	$308,992	$296,269
Operating income	$207,654	$21,865	$54,209	$49,760	$37,701
Net income	$154,881	$15,991	$42,914	$38,135	$18,933
Diluted net income per share	$5.42	$0.56	$1.46	$1.23	$0.58

Dividends declared per share	$0.280	$0.178	$0.168	$0.158	$0.148

Balance Sheet Data:
Cash and cash equivalents	$117,443	$106,532	$61,899	$67,021	$48,254
Total assets (2)	$812,264	$642,747	$628,374	$417,999	$415,580
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$452,533	$310,176	$297,363	$304,433	$307,302

Selected Operating Data:
Stores open at end of year	393	383	392	397	408
Comparable store sales (3)(4)	35.3%	-5.3%	1.9%	4.3%	0.3%
Square footage of store space at year end (000’s)	4,419	4,146	4,220	4,268	4,391
Average sales per store (000’s) (3)(5)(7)	$3,473	$2,503	$2,475	$2,473	$2,419
Average sales per square foot (3)(6)(7)	$321	$237	$245	$236	$229

(1) Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2021, 2020, 2019, 2018, and 2017 relate respectively to the fiscal years ended January 29, 2022, January 30, 2021, February 1, 2020, February 2, 2019, and February 3, 2018. Fiscal year 2017 consisted of 53 weeks and the other fiscal years consisted of 52 weeks.

(2) In fiscal 2019, we adopted Accounting Standards Codification No. 842 on a modified retrospective basis, which requires us to recognize leased assets and obligations on our balance sheet. See Note 10 – “Leases” contained in the Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion.

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

(4) Comparable store sales for the periods indicated include stores that have been open for 13 full months after such stores’ acquisition or grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores opened, acquired or closed during the periods indicated are not included in comparable store sales. We include e-commerce sales in our comparable store sales. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(5) In fiscal years 2021, 2020, 2019, and 2018, average sales per store includes e-commerce sales that are in close proximity to a physical store.

(6) Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(7) Average sales per store and average sales per square foot include only Shoe Carnival banner stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit facility during fiscal 2021.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 25, 2022

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	January 29, 2022	January 30, 2021
Assets
Current Assets:
Cash and cash equivalents	$117,443	$106,532
Marketable securities	14,961	0
Accounts receivable	14,159	7,096
Merchandise inventories	285,205	233,266
Other	10,264	8,411
Total Current Assets	442,032	355,305
Property and equipment – net	88,533	62,325
Operating lease right-of-use assets	220,952	205,639
Intangible assets	32,600	0
Goodwill	11,384	0
Deferred income taxes	2,699	5,635
Other noncurrent assets	14,064	13,843
Total Assets	$812,264	$642,747

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$69,092	$57,717
Accrued and other liabilities	33,053	24,390
Current portion of operating lease liabilities	51,563	48,794
Total Current Liabilities	153,708	130,901
Long-term portion of operating lease liabilities	194,788	182,622
Deferred compensation	10,901	16,008
Other	334	3,040
Total Liabilities	359,731	332,571

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period	410	410
Additional paid-in capital	80,681	78,737
Retained earnings	553,487	406,655
Treasury stock, at cost, 12,882,789 and 12,839,472 shares, respectively	(182,045)	(175,626)
Total Shareholders’ Equity	452,533	310,176
Total Liabilities and Shareholders’ Equity	$812,264	$642,747

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$1,330,394	$976,765	$1,036,551
Cost of sales (including buying, distribution and occupancy costs)	803,607	696,783	724,682
Gross profit	526,787	279,982	311,869
Selling, general and administrative expenses	319,133	258,117	257,660
Operating income	207,654	21,865	54,209
Interest income	(24)	(97)	(730)
Interest expense	478	412	191
Income before income taxes	207,200	21,550	54,748
Income tax expense	52,319	5,559	11,834
Net income	$154,881	$15,991	$42,914
Net income per share:
Basic	$5.49	$0.57	$1.49
Diluted	$5.42	$0.56	$1.46
Weighted average shares:
Basic	28,233	28,133	28,854
Diluted	28,596	28,496	29,372

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at February 2, 2019	41,058	(10,308)	$410	$75,490	$360,443	$(131,910)	$304,433
Adoption of Accounting Standards Codification 842					(2,649)		(2,649)
Dividends ($0.168 per share)					(4,947)		(4,947)
Employee stock purchase plan purchases		12		7		175	182
Stock-based compensation awards	(9)	144		(1,982)		1,982	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(648)				(11,060)	(11,060)
Purchase of common stock for Treasury		(2,234)				(37,768)	(37,768)
Stock-based compensation expense				6,258			6,258
Net income					42,914		42,914
Balance at February 1, 2020	41,049	(13,034)	$410	$79,773	$395,761	$(178,581)	$297,363
Dividends ($0.178 per share)					(5,097)		(5,097)
Employee stock purchase plan purchases		16		(29)		224	195
Stock-based compensation awards		323		(4,467)		4,467	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(144)				(1,736)	(1,736)
Stock-based compensation expense				3,460			3,460
Net income					15,991		15,991
Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends ($0.28 per share)					(8,049)		(8,049)
Employee stock purchase plan purchases		5		82		78	160
Stock-based compensation awards		248		(3,400)		3,400	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(88)				(2,750)	(2,750)
Purchase of common stock for Treasury		(209)				(7,147)	(7,147)
Stock-based compensation expense				5,262			5,262
Net income					154,881		154,881
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	January 29, 2022	January 30, 2021	February 1, 2020
Cash Flows From Operating Activities
Net income	$154,881	$15,991	$42,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,752	16,114	16,950
Stock-based compensation	5,531	3,883	6,486
Loss on retirement and impairment of assets, net	1,404	2,807	1,503
Deferred income taxes	2,936	2,198	2,619
Non-cash operating lease expense	43,011	42,008	42,322
Other	4,566	2,035	1,236
Changes in operating assets and liabilities:
Accounts receivable	(6,196)	(4,372)	(1,505)
Merchandise inventories	(24,281)	26,229	(1,956)
Operating lease liabilities	(46,562)	(38,477)	(45,933)
Accounts payable and accrued liabilities	3,781	2,510	9,468
Other	(9,930)	(7,531)	(7,158)
Net cash provided by operating activities	147,893	63,395	66,946
Cash Flows From Investing Activities
Purchases of property and equipment	(31,387)	(12,396)	(18,501)
Investments in marketable securities and other	(18,975)	0	0
Sales of marketable securities and other	1,800	303	750
Acquisition, net of cash acquired	(70,685)	0	0
Net cash used in investing activities	(119,247)	(12,093)	(17,751)
Cash Flows From Financing Activities
Borrowings under line of credit	0	24,903	20,000
Payments on line of credit	0	(24,903)	(20,000)
Proceeds from issuance of stock	160	195	182
Dividends paid	(7,998)	(5,128)	(5,671)
Purchase of common stock for treasury	(7,147)	0	(37,768)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,750)	(1,736)	(11,060)
Net cash used in financing activities	(17,735)	(6,669)	(54,317)
Net increase (decrease) in cash and cash equivalents	10,911	44,633	(5,122)
Cash and cash equivalents at beginning of year	106,532	61,899	67,021
Cash and cash equivalents at end of year	$117,443	$106,532	$61,899
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$479	$392	$192
Cash paid during year for income taxes	$50,466	$3,144	$9,805
Capital expenditures incurred but not yet paid	$5,949	$1,440	$1,377
Dividends declared but not yet paid	$184	$133	$165

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. We are an omnichannel retailer selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce platform.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2021, 2020 and 2019 relate to the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

Basis of Presentation

Stock Split

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

All share and per share amounts herein give effect to the stock split and have been adjusted retroactively for all periods presented.

Risk and Uncertainties Associated with the COVID-19 Pandemic

Our operations have been significantly disrupted by the outbreak of a novel strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The U.S. Government, as well as the vast majority of states and local governments, have taken unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment.

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

We did not have any stores closed as of January 29, 2022 or for extended periods during fiscal 2021 due to the pandemic. The COVID-19 pandemic will likely continue to impact our financial condition and results of operations for the foreseeable future.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $117.4 million at January 29, 2022 and $106.5 million at January 30, 2021. Credit and debit card receivables and receivables due from a third party totaling $6.7 million and $5.3 million were included in cash equivalents at January 29, 2022 and January 30, 2021, respectively. Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 29, 2022 and January 30, 2021, all invested cash was held in money market mutual funds. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

Fair Value Measurements

The accounting guidance related to fair value measurements defines fair value and provides a consistent framework for measuring fair value. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. This guidance only applies when other guidance requires or permits the fair value measurement of assets and liabilities. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities;
•
Level 2 – Quoted prices in active or inactive markets for similar assets or liabilities that are either directly or indirectly observable; and
•
Level 3 – Significant unobservable inputs that are generally model-based valuation techniques such as discounted cash flows, based on the best information available, including our own data. Fair values of our long-lived assets are estimated using an income-based approach and are classified within Level 3 of the valuation hierarchy.

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

Cost of sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors. Cost of sales related to our e-commerce orders includes freight expense for delivering merchandise to our customers. In fiscal 2019, cost of sales also included fees paid to a third-party service provider.

Leases

We evaluate whether a contract is an operating or finance lease at its inception or at its acquisition. All of our leases are classified as operating leases as of January 29, 2022. Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

On the lease commencement date, we recognize an ROU asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. As the rate implicit in our leases is not readily determinable, we utilize an incremental borrowing rate for the initial measurement of ROU assets and liabilities, which is determined through the development of a synthetic credit rating.

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

In addition to fixed minimum rental payments set forth in our leases, the measurement of ROU assets and liabilities can also include prepaid rent, landlord incentives (such as construction and tenant improvement allowances), fixed payments related to lease components (such as rent escalation payments scheduled at the lease commencement date), fixed payments related to non-lease components (such as taxes, insurance, and common area maintenance (“CAM”) and initial direct costs incurred in conjunction with securing a lease.

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

See Note 10 – “Leases” for additional discussion of our lease policies as well as additional disclosures related to our leases.

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

See Note 5 – “Revenue” for additional discussion of our revenue recognition policies as well as additional disclosures on revenue from contracts with customers.

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

Cloud Computing Arrangements that are Service Contracts

We account for the costs to implement hosted cloud computing arrangements that are considered to be service contracts in current and noncurrent other assets. We capitalize these costs based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We amortize the costs over the related service contract period for the hosted arrangement. For fiscal 2021, fiscal 2020 and fiscal 2019, the amortization of the implementation costs and the related service contract fees are included in selling, general and administrative expenses.

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

We estimate the fair value of our long-lived assets using store specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our estimates are derived from an income-based approach considering the cash flows expected over the remaining lease term for each location. These projections are primarily based on management’s estimates of store-level sales, exercise of future lease renewal options and the store’s contribution to cash flows and, by their nature, include judgments about how current initiatives will impact future performance. We estimate the fair value of operating lease ROU assets using the market value of rents applicable to the leased asset, discounted using the remaining lease term.

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

Advertising Costs

Digital media, print, television, radio, outdoor media and internal production costs are expensed when incurred. External production costs are expensed in the period the advertisement first takes place. Advertising expenses included in selling, general and administrative expenses were $58.7 million, $42.1 million and $40.0 million in fiscal years 2021, 2020 and 2019, respectively.

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

Segment Information

We are a family footwear retailer that offers a broad assortment of dress, casual and athletic footwear for men, women and children with emphasis on national name brands. We operate our business as one reportable segment based on the similar nature of products sold; merchandising, distribution, and marketing processes involved; target customers; and economic characteristics of our stores and e-commerce platform. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

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

Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as shown on the face of the accompanying consolidated statements of income:

	Fiscal Year Ended
	January 29, 2022			January 30, 2021			February 1, 2020
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$154,881			$15,991			$42,914
Conversion of share-based compensation arrangements	0			0			(63)
Net income available for basic common shares and basic net income per share	$154,881	28,233	$5.49	$15,991	28,133	$0.57	$42,851	28,854	$1.49
Diluted Net Income per Share:
Net income	$154,881			$15,991			$42,914
Conversion of share-based compensation arrangements	0	363		0	363		(62)	518
Net income available for diluted common shares and diluted net income per share	$154,881	28,596	$5.42	$15,991	28,496	$0.56	$42,852	29,372	$1.46

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of fiscal 2020 had a non-forfeitable right to dividends. The computation of diluted net income per share excluded approximately 2,000 unvested stock-based awards for fiscal 2020 because the impact would be anti-dilutive. For the other periods presented, all unvested stock-based awards were dilutive.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued guidance related to reference rate reform, which addresses contract modifications that may be necessary due to the expected discontinuance of LIBOR as a broadly used reference rate. The guidance was effective immediately but is only available for contract modifications made through December 31, 2022. Our credit facility that was in place at the end of fiscal 2021 allows for LIBOR-based borrowings and, as amended in 2020, contains provisions providing for a benchmark replacement in the event LIBOR is discontinued. See Note 9 - "Debt" for additional information on that credit facility and our amended and restated credit agreement, which was entered into subsequent to our fiscal year end. We will adopt this guidance when LIBOR is discontinued and do not expect the adoption will have a material impact on our consolidated financial statements or related disclosures.

In October 2021, the FASB issued guidance related to accounting for contract assets and contract liabilities from contracts with customers in a business combination. Companies will be required to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance may have on prospective acquisitions if and when pursued.

Note 3 – Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets of Shoe Station, Inc. ("Shoe Station") for total consideration of $70.7 million, net of $77,000 of cash acquired. The purchase price paid is subject to an adjustment for finalization of the value of the net assets acquired and was funded with available cash on hand. Shoe Station was one of the nation's largest independent shoe retailers, with 21 locations in five Southeastern states - Alabama, Florida, Georgia, Mississippi, and Louisiana. We believe the addition of a new brand and new retail locations to the Shoe Carnival portfolio creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics.

The results of Shoe Station are included in our consolidated financial statements since the acquisition date. Sales from our newly acquired Shoe Station banner totaled $16.6 million from December 4, 2021, through the end of fiscal 2021. Acquisition-related costs of $3.2 million were expensed as incurred and are included in selling, general and administrative expenses in our consolidated statements of income.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. The excess purchase price over the fair value of net assets acquired was allocated to goodwill. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of our detailed valuations and any subsequent change in the purchase price.

(In thousands)
Fair value of identifiable assets and liabilities:
Merchandise inventories	$28,714
Other assets	3,048
Property and equipment, net	6,451
Operating lease ROU assets	14,174
Shoe Station trade names	32,600
Goodwill	11,384
Total assets	$96,371
Accounts payable	6,109
Operating lease liabilities	17,346
Accrued and other liabilities	2,231
Total liabilities	$25,686
Purchase Price:
Total consideration, net of cash acquired	$70,685

We are treating Shoe Station trade names as indefinite-lived intangible assets; therefore, goodwill and the Shoe Station trade names will be charged to expense only if impaired. Impairment reviews will be conducted at least annually beginning in fiscal 2022 and involve a comparison of fair value to the carrying amount. If fair value is less than the carrying amount, an impairment loss would be recognized in selling, general, and administrative expenses. Goodwill and the indefinite-lived intangible assets are expected to be fully deductible for tax purposes over 15 years.

Note 4 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at January 29, 2022 and January 30, 2021:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 29, 2022:
Cash equivalents – money market mutual funds	$115,528	$0	$0	$115,528
Marketable securities - mutual funds that fund deferred compensation	14,961	0	0	14,961
Total	$130,489	$0	$0	$130,489

As of January 30, 2021:
Cash equivalents – money market mutual funds	$97,519	$0	$0	$97,519

During fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values. These marketable securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of January 29, 2022, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of January 29, 2022, the balance in our deferred compensation plan was $14.6 million, of which $3.7 million was in Accrued and other liabilities based on scheduled payments due within the next 12 months and $10.9 million was in Deferred compensation, a long-term liability. To the extent there are funds in excess of the total non-qualified deferred compensation plan liability, such funds are invested in a stable value mutual fund. We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust. We have recognized unrealized losses of $2.0 million related to equity securities still held at January 29, 2022.

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of net sales for fiscal years 2021, 2020 and 2019 are as follows:

(In thousands)	January 29, 2022		January 30, 2021		February 1, 2020
Non-Athletics:
Women's	$317,144	24%	$213,095	22%	$255,773	25%
Men's	189,294	14	132,057	14	149,075	14
Children's	87,926	6	54,706	5	54,707	5
Total	594,364	44	399,858	41	459,555	44
Athletics:
Women's	212,669	16	180,664	18	175,298	17
Men's	264,417	20	214,010	22	210,157	20
Children's	183,211	14	125,728	13	139,625	14
Total	660,297	50	520,402	53	525,080	51
Accessories	67,168	5	48,282	5	48,402	5
Other	8,565	1	8,223	1	3,514	0
Total	$1,330,394	100%	$976,765	100%	$1,036,551	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at January 29, 2022 and January 30, 2021.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to Cost of sales and an increase in Merchandise inventories. At January 29, 2022, approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities. At January 30, 2021, approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At January 29, 2022 and January 30, 2021, approximately $2.3 million and $1.7 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net sales was $189,000, $132,000 and $143,000 during fiscal years 2021, 2020 and 2019, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in Net sales were $6.1 million, $4.4 million and $2.4 million during fiscal years 2021, 2020 and 2019, respectively. At January 29, 2022 and January 30, 2021, approximately $852,000 and $755,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Property and Equipment

The following is a summary of property and equipment:

(In thousands)	January 29, 2022	January 30, 2021
Land	$1,564	$1,564
Buildings	7,525	6,783
Furniture, fixtures and equipment	170,321	156,202
Leasehold improvements	129,550	107,405
Total	308,960	271,954
Less accumulated depreciation and amortization	(220,427)	(209,629)
Property and equipment – net	$88,533	$62,325

Total depreciation expense associated with property and equipment was $14.7 million in fiscal 2021, $14.8 million in fiscal 2020 and $16.8 million in fiscal 2019.

In fiscal years 2021, 2020 and 2019, we recorded impairment charges of $1.3 million, $3.1 million and $1.2 million on long-lived assets held and used, respectively. Impairment charges are included in selling, general and administrative expenses in our consolidated statements of income.

Note 7 – Cloud Computing Arrangements that are Service Contracts

Since fiscal 2019, we have engaged third-party providers to host software for us, including our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems. These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts. Net capitalized costs related to cloud computing arrangements as of January 29, 2022 and January 30, 2021 were $15.6 million and $14.2 million, respectively. Total expense included in selling, general, and administrative expenses related to these arrangements was $4.0 million during fiscal year 2021, $1.3 million during fiscal year 2020 and $122,000 during fiscal year 2019. As of January 29, 2022, approximately $2.8 million of net capitalized costs related to cloud computing arrangements were classified in other current assets and $12.8 million were classified as other noncurrent assets in our consolidated balance sheets. As of January 30, 2021, approximately $3.0 million of net capitalized costs related to cloud computing arrangements were classified in other current assets and $11.2 million were classified as other noncurrent assets in our consolidated balance sheets.

Note 8 – Accrued and Other Liabilities

Accrued and other liabilities consisted of the following:

(In thousands)	January 29, 2022	January 30, 2021
Employee compensation and benefits	$15,454	$9,582
Current portion of non-qualified deferred compensation	3,725	393
Self-insurance reserves	3,585	3,405
Gift cards	2,323	1,680
Sales and use tax	2,270	3,172
Other	5,696	6,158
Total accrued and other liabilities	$33,053	$24,390

Note 9 – Debt

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

On November 30, 2021, we entered into a fifth amendment (the "Fifth Amendment") to our Credit Agreement. Pursuant to the Fifth Amendment, the aggregate dollar amount of acquisitions we could make in a 12-month period was increased from $10 million to $75 million.

The Credit Agreement, as amended, contains covenants which stipulate: (1) Total Shareholders’ Equity (as defined in the Credit Agreement) will not fall below $250 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Credit Agreement) plus rent expense will not exceed 3.0 to 1.0, except for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (3) the aggregate amount of cash dividends for a fiscal year will not exceed $10 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Credit Agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the Credit Agreement. Should a default condition be reported, the lenders may preclude additional borrowings and call all loans and accrued interest at their discretion. We were in compliance with these covenants at January 29, 2022.

The Credit Agreement bears interest, at our option, at (1) the agent bank’s prime rate as defined in the Credit Agreement plus 1.0%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.50% to 2.50%, depending on our achievement of certain performance criteria. If the stated LIBOR rate is less than 0.75%, the LIBOR rate for purposes of calculating the interest rate under the credit facility shall be 0.75%. A commitment fee is charged at 0.30% to 0.40% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.

No borrowings were outstanding under the Credit Agreement as of January 29, 2022 and January 30, 2021. The maximum borrowings outstanding during fiscal 2020 was $8.7 million. We did not borrow under the Credit Agreement during fiscal 2021. As of January 29, 2022, there were $700,000 in letters of credit outstanding and $99.3 million available to us for borrowing under the Credit Agreement.

The Credit Agreement was to expire in March 27, 2022. However, on March 23, 2022 we entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”), which replaced the Credit Agreement. This new $100 million amended and restated credit facility is collateralized by our inventory, expires on March 23, 2027, and contains a swingline sublimit of $15 million. Material covenants associated with the New Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. The New Credit Agreement also provides that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B)

three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0.

Among other restrictions, the New Credit Agreement also limits our ability to incur additional secured or unsecured debt to $20 million. The New Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the New Credit Agreement.

Note 10 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and certain other locations that support the recently acquired Shoe Station operations. We also enter into leases of equipment, copiers and billboards. Prior to the purchase of our corporate headquarters in fiscal 2019, it was also leased. We do not have any leases with related parties. In addition, we do not have any sublease arrangements with any related party or third party. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Our leases typically provide for fixed minimum rental payments, and certain leases provide for contingent rental payments based upon various specified percentages of sales above minimum levels. In addition to rental payments, we are required to pay certain non-lease components, such as real estate taxes, insurance and CAM, on most of our real estate leases. Such non-lease components are typically variable in nature. Certain real estate leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Lease-related costs reported in our consolidated statements of income were as follows:

(In thousands)	2021	2020
Operating lease cost	$54,417	$53,418
Variable lease cost
CAM, property taxes and insurance	18,914	19,805
Percentage rent and other variable lease costs	2,723	2,008
Total	$76,054	$75,231

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

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$46,562	$38,477
ROU assets obtained in exchange for operating lease liabilities[1]	$64,058	$36,290

	As of	As of
	January 29, 2022	January 30, 2021
Weighted-average remaining lease term for operating leases (in years)	6.0	6.1
Weighted-average discount rate for operating leases	5.2%	5.2%

1) Includes ROU assets added as part of the Shoe Station acquisition described in Note 3 - "Acquisition of Shoe Station"

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to our operating lease liabilities as of January 29, 2022:

(In thousands)	Operating Leases
2022	$62,777
2023	58,678
2024	44,188
2025	31,946
2026	27,834
Thereafter to 2050	62,271
Total undiscounted lease payments	287,694
Less: Imputed interest	41,343
Total operating lease liabilities	246,351
Less: Current portion of operating lease liabilities	51,563
Long-term portion of operating lease liabilities	$194,788

Note 11 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2021	2020	2019
Current:
Federal	$38,576	$2,233	$6,799
State	8,076	887	2,175
Puerto Rico	2,730	241	241
Total current	49,382	3,361	9,215
Deferred:
Federal	1,296	2,122	2,749
State	390	(294)	3
Puerto Rico	-	133	246
Total deferred	1,686	1,961	2,998
Valuation allowance	1,251	237	(379)
Total provision	$52,319	$5,559	$11,834

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2021	2020	2019
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.6	2.4	3.2
Puerto Rico	0.6	1.7	0.5
Valuation allowance	0	0	(0.7)
Tax effect of foreign losses	0	0	0.4
Excess tax benefit on stock-based compensation	(0.5)	0.4	(3.6)
Other	0.6	0.3	0.8
Effective income tax rate	25.3%	25.8%	21.6%

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 29, 2022	January 30, 2021
Deferred tax assets:
Lease obligations	$55,126	$56,287
Accrued compensation	3,917	4,957
Inventory	1,018	32
Other	3,719	1,886
Total deferred tax assets	63,780	63,162
Valuation allowance	(1,682)	(431)
Total deferred tax assets – net of valuation allowance	62,098	62,731
Deferred tax liabilities:
Lease ROU assets	50,363	50,609
Property and equipment	6,767	5,064
Other	2,269	1,423
Total deferred tax liabilities	59,399	57,096
Long-term deferred income taxes, net	$2,699	$5,635

We have tax credit carryforwards associated with our Puerto Rico operations totaling $1.7 million at January 29, 2022 and $431,000 at January 30, 2021. These credits expire at various times over the next ten years. We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of January 29, 2022 and January 30, 2021, there were no unrecognized tax liabilities or related accrued penalties or interest in other liabilities on the consolidated balance sheets.

Note 12 – Employee Benefit Plans

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

Contributions charged to expense associated with these plans were $949,000, $851,000 and $818,000 in fiscal years 2021, 2020 and 2019, respectively.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan. Participants in the plan may elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. We voluntarily match a portion of the employees’ contributions, which is subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. Compensation expense for our match and earnings on the deferred amounts was $1.3 million for fiscal 2021 and $2.0 million for both fiscal 2020 and fiscal 2019. The total deferred compensation liability at January 29, 2022 and January 30, 2021 was $14.6 million and $16.4 million, respectively, of which $3.7 million and $393,000 was classified as accrued and other liabilities at January 29, 2022 and January 30, 2021, respectively.

Note 13 – Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our shareholder approved Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights (SARs). For fiscal years 2021, 2020 and 2019, stock-based compensation expense was comprised of the following:

(In thousands)	2021	2020	2019
Share-settled equity awards	$5,234	$3,426	$6,226
Stock appreciation rights	269	423	228
Employee stock purchase plan	28	34	32
Total stock-based compensation expense	$5,531	$3,883	$6,486
Income tax benefit at statutory rates	$1,399	$1,002	$1,402
Additional income tax (benefit)/expense on vesting of share-settled awards	$(992)	$81	$(1,950)

As of January 29, 2022, there was approximately $3.4 million of unrecognized compensation expense remaining related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 0.9 years. As of January 29, 2022, approximately $41,000 in unrecognized compensation expense remained related to non-vested SARs. This expense is expected to be recognized over a period of approximately 0.2 years.

Under the 2017 Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants. According to the terms of the 2017 Plan, no further awards may be made from any previously approved equity plans. As of January 29, 2022, there were approximately 847,000 shares of our common stock available for future issuances under the 2017 Plan.

Equity awards issued to employees are classified as either performance-based or service-based. Our outstanding performance-based equity awards were granted such that vesting depended on whether diluted net income per share met an established threshold, target, or maximum level of performance. Diluted net income per share below the threshold level of performance would have resulted in complete forfeiture of the award.

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

Under the 2017 Plan, recipients of restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on the restricted stock units and performance stock units, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock units and performance stock units. Dividends paid with respect to shares subject to the non-vested portion of a restricted stock award are also subject to the same restrictions and risk of forfeiture as the shares of restricted stock to which such dividends relate.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 30, 2021	513,016	$11.07
Granted	217,472	28.25
Vested	(238,964)	15.50
Forfeited	(34,486)	16.17
Outstanding at January 29, 2022	457,038	$16.54

The total fair value at grant date of restricted stock units and performance stock units that vested during fiscal 2021, 2020 and 2019 was $3.7 million, $4.4 million and $2.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during fiscal 2020 and fiscal 2019 was $7.48 and $15.65, respectively.

Restricted Stock Awards

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 30, 2021	0	$0.00
Granted	8,702	32.79
Vested	(8,702)	32.79
Outstanding at January 29, 2022	0	$0.00

The total fair value at grant date of restricted stock and other stock awards that vested during fiscal 2021, 2020 and 2019 was $0.3 million, $1.6 million and $17.4 million, respectively. The weighted-average grant date fair value of restricted stock and other stock awards granted during fiscal 2020 and fiscal 2019 was $12.46 and $13.29, respectively.

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of fiscal 2021 will vest and become fully exercisable on March 31, 2022 and any unexercised SARs will expire on March 31, 2024. The SARs issued in fiscal 2021 have a defined maximum gain of $5.00 over the exercise price of $30.94.

SARs granted during the first quarter of fiscal 2020 vested and became fully exercisable on March 31, 2021 and have all been exercised. SARs granted during the first quarter of fiscal 2019 vested and became fully exercisable on March 31, 2020 and have all been exercised.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 30, 2021	88,400	$7.61
Granted	93,800	30.94
Forfeited	(9,000)	30.94
Exercised	(88,400)	7.61
Outstanding at January 29, 2022	84,800	$30.94	2.2

The fair value of these liability awards are remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding, non-vested SAR awards as of January 29, 2022, was $2.87.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	January 29, 2022	January 30, 2021
Risk free interest rate yield curve	0.04%-1.61%	0.07%-0.45%
Expected dividend yield	0.8%	0.8%
Expected volatility	63.31%	63.11%
Maximum life	2.2 Years	2.1 Years
Exercise multiple	1.03	1.29
Maximum payout	$5.00	$5.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the end of the reporting period. The expected dividend yield was based on our quarterly cash dividends, with the assumption that quarterly dividends would continue at that rate. Expected volatility was based on the historical volatility of our common stock. The exercise multiple and employee exit rate were based on historical data.

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 6,000, 16,000 and 13,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $159,000, $195,000 and $182,000 for fiscal years 2021, 2020 and 2019, respectively. At January 29, 2022, there were 118,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Note 14 – Share Repurchase Program

On December 16, 2021, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2022 (the “2022 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2022 and in accordance with applicable laws, rules and regulations. The 2022 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, including impacts caused by the COVID-19 pandemic.

The 2022 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2020, became effective January 1, 2021 and expired in accordance with its terms on December 31, 2021. Shares totaling 208,662 were repurchased during fiscal 2021 at a cost of $7.1 million. No repurchases were made in fiscal 2020, and share repurchases pursuant to previously Board-approved share repurchase programs that have now expired were approximately 2,234,000 shares at an aggregate cost of $37.8 million in fiscal 2019. Share repurchases activity in fiscal 2021 and fiscal 2020 was impacted by the COVID-19 pandemic.

Our credit facility in place at the end of fiscal 2021 stipulates that distributions in the form of redemptions of Equity Interests (as defined in the credit agreement) can be made solely with cash on hand so long as before and immediately after such distributions there are no revolving loans outstanding under the credit agreement. These restrictions have changed as a result of entering into the New Credit Agreement after our fiscal year end. See Note 9 – “Debt.”

Note 15 – Business Risk

Two branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively accounted for approximately 39% of our net sales in fiscal 2021 and approximately 43% in fiscal 2020. Nike, Inc. accounted for approximately 28% in fiscal 2021 and 33% in fiscal 2020. Skechers USA, Inc. accounted for approximately 11% in fiscal 2021 and 10% in fiscal 2020. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 16 – Litigation Matters

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

Note 17 – Subsequent Events

On March 10, 2022, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of fiscal 2022. The quarterly cash dividend of $0.09 per share will be paid on April 18, 2022 to shareholders of record as of the close of business on April 4, 2022.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

See Note 9 - "Debt" regarding our amended and restated credit facility entered into on March 23, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 29, 2022.

On December 3, 2021, the Company acquired the physical stores and substantially all of the other assets of Shoe Station, Inc. (“Shoe Station”), a privately-held, family-owned shoe retailer. Under the rules and regulations of the Securities and Exchange Commission, we have elected to exclude Shoe Station from management's assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. This acquisition constitutes 1.3% of net sales in the consolidated statements of income and 11.9% of total assets in the consolidated balance sheets as of and for the year ended January 29, 2022. In the Company's Annual Report on Form 10-K for the year ending January 28, 2023, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, inclusive of the acquired assets of Shoe Station.

The Company’s internal control over financial reporting as of January 29, 2022 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 29, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as noted in the following sentence, there has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the acquisition of the physical stores and substantially all of the other assets of Shoe Station, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in connection with accounting for the acquisition, consolidation, and financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 25, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Shoe Station, Inc., which was acquired on December 3, 2021, and whose financial statements constitute 11.9% of total assets and 1.3% of net sales of the consolidated financial statement amounts as of and for the year ended January 29, 2022. Accordingly, our audit did not include the internal control over financial reporting at Shoe Station, Inc.

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

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Information about our Executive Officers” at the end of PART 1, ITEM 1, “Business” of this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 29, 2022 and January 30, 2021

Consolidated Statements of Income for the years ended January 29, 2022, January 30, 2021, and February 1, 2020

Consolidated Statements of Shareholders’ Equity for the years ended January 29, 2022, January 30, 2021, and February 1, 2020

Consolidated Statements of Cash Flows for the years ended January 29, 2022, January 30, 2021, and February 1, 2020

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

		10-K	4-C	03/29/2017

4-D	Third Amendment to Credit Agreement, dated as of April 16, 2020, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	04/20/2020

4-E	Security Agreement, dated as of April 16, 2020, by and among Registrant, SCHC, Inc. and SCLC, Inc., as Grantors, and Wells Fargo Bank, N.A., as administrative agent	8-K	4.2	04/20/2020

4-F	Fourth Amendment to Credit Agreement, dated as of July 20, 2020, by and among the Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	07/20/2020

4-G	Fifth Amendment to Credit Agreement, dated as of November 30, 2021, by and among Registrant, the financial institutions from time to time party thereto as Banks, and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as Agent	8-K	4.1	12/03/2021

4-H	Amended and Restated Credit Agreement, dated March 23, 2022, by and among Registrant, the financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	4.1	03/24/2022

4-I	Amended and Restated Security Agreement, dated March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022

4-J	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	4-G	03/26/2021

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-B	03/26/2021

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-C	03/26/2021

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan	8-K	10.1	09/17/2020

INDEX TO EXHIBITS - Continued

10-H*	2017 Equity Incentive Plan of Registrant	8-K	10.1	06/15/2017

10-I*	Form of Restricted Stock Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Non-employee Directors)	10-Q	10-B	08/31/2017

10-J*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-K*	Form of 2019 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers) as amended on July 17, 2019	10-K	10-S	03/31/2020

10-L*	Form of 2021 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/22/2021

10-M*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/15/2022

10-N*	Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022

10-O*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and Timothy Baker	8-K	10.2	12/17/2008

10-P*	Severance and Release Agreement dated March 18, 2021, between Registrant and Timothy Baker	8-K	10.1	03/22/2021

10-Q*	Letter Agreement, dated September 30, 2021, between Registrant and Clifton E. Sifford	8-K	10.2	10/05/2021

10-R*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-S*	First Amendment to Amended and Restated Employment and Noncompetition Agreement dated April 5 2021, between Registrant and W. Kerry Jackson	8-K	10.2	04/09/2021

10-T*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013

10-U*	Employment and Noncompetition Agreement dated April 4, 2021, between Registrant and Marc A. Chilton	10-Q	10.1	06/04/2021

10-V*	Amended and Restated Employment and Noncompetition Agreement dated October 1, 2021, between Registrant and Mark J. Worden	8-K	10.1	10/05/2021

10-W*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS - Continued

101

The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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

Shoe Carnival, Inc.

Date: March 25, 2022	By:	/s/ Mark J. Worden
Mark J. Worden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 25, 2022
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman and Director	March 25, 2022
Clifton E. Sifford

/s/ Mark J. Worden	President, Chief Executive Officer and Director	March 25, 2022
Mark J. Worden	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 25, 2022
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 25, 2022
Andrea R. Guthrie

/s/ Diane Randolph	Director	March 25, 2022
Diane Randolph

/s/ Charles B. Tomm	Director	March 25, 2022
Charles B. Tomm

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Financial	March 25, 2022
W. Kerry Jackson	and Administrative Officer and Treasurer (Principal Financial Officer)

/s/ Patrick C. Edwards	Vice President, Chief Accounting Officer,	March 25, 2022
Patrick C. Edwards	Corporate Controller and Secretary (Principal Accounting Officer)