Form 10-Q
period 2022-04-30
SHOE CARNIVAL INC
filed 2022-06-03
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 27, 2022 was 27,587,354.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current Assets:
Cash and cash equivalents	$86,179	$117,443	$174,643
Marketable securities	10,965	14,961	0
Accounts receivable	14,442	14,159	7,477
Merchandise inventories	345,021	285,205	268,629
Other	14,592	10,264	11,896
Total Current Assets	471,199	442,032	462,645
Property and equipment – net	110,033	88,533	62,038
Operating lease right-of-use assets	222,259	220,952	207,571
Intangible assets	32,600	32,600	0
Goodwill	11,698	11,384	0
Deferred income taxes	0	2,699	4,965
Other noncurrent assets	13,945	14,064	12,870
Total Assets	$861,734	$812,264	$750,089

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$116,837	$69,092	$102,405
Accrued and other liabilities	31,243	33,053	55,011
Current portion of operating lease liabilities	51,287	51,563	42,895
Total Current Liabilities	199,367	153,708	200,311
Long-term portion of operating lease liabilities	195,426	194,788	185,205
Deferred income taxes	409	0	0
Deferred compensation	10,482	10,901	11,614
Other	336	334	2,684
Total Liabilities	406,020	359,731	399,814

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	79,595	80,681	77,041
Retained earnings	577,823	553,487	447,875
Treasury stock, at cost, 13,461,836 shares, 12,882,789 shares and 12,702,788 shares, respectively	(202,114)	(182,045)	(175,051)
Total Shareholders’ Equity	455,714	452,533	350,275
Total Liabilities and Shareholders’ Equity	$861,734	$812,264	$750,089

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 30, 2022	Thirteen Weeks Ended May 1, 2021
Net sales	$317,527	$328,457
Cost of sales (including buying, distribution and occupancy costs)	204,664	198,299
Gross profit	112,863	130,158
Selling, general and administrative expenses	77,479	72,555
Operating income	35,384	57,603
Interest income	(32)	(4)
Interest expense	95	119
Income before income taxes	35,321	57,488
Income tax expense	8,424	14,246
Net income	$26,897	$43,242
Net income per share:
Basic	$0.96	$1.53
Diluted	$0.95	$1.51
Weighted average shares:
Basic	27,996	28,258
Diluted	28,331	28,647

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.09 per share)					(2,561)		(2,561)
Employee stock purchase plan purchases		2		18		27	45
Stock-based compensation awards		170		(2,467)		2,467	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(68)				(2,048)	(2,048)
Purchase of common stock for treasury		(683)				(20,515)	(20,515)
Stock-based compensation expense				1,363			1,363
Net income					26,897		26,897
Balance at April 30, 2022	41,049	(13,462)	$410	$79,595	$577,823	$(202,114)	$455,714

Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends declared ($0.07 per share)					(2,022)		(2,022)
Employee stock purchase plan purchases		2		31		33	64
Stock-based compensation awards		210		(2,878)		2,878	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(76)				(2,336)	(2,336)
Stock-based compensation expense				1,151			1,151
Net income					43,242		43,242
Balance at May 1, 2021	41,049	(12,703)	$410	$77,041	$447,875	$(175,051)	$350,275

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended April 30, 2022	Thirteen Weeks Ended May 1, 2021
Cash Flows From Operating Activities
Net income	$26,897	$43,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,677	4,315
Stock-based compensation	1,240	1,227
Loss on retirement and impairment of assets, net	22	757
Deferred income taxes	3,108	670
Non-cash operating lease expense	11,998	11,434
Other	304	1,187
Changes in operating assets and liabilities:
Accounts receivable	(283)	(381)
Merchandise inventories	(59,816)	(35,363)
Operating leases	(12,942)	(16,682)
Accounts payable and accrued liabilities	41,697	61,519
Other	801	4,595
Net cash provided by operating activities	17,703	76,520
Cash Flows From Investing Activities
Purchases of property and equipment	(26,907)	(4,083)
Investments in marketable securities and other	(6)	0
Sales of marketable securities and other	3,040	0
Net cash used in investing activities	(23,873)	(4,083)
Cash Flows From Financing Activities
Proceeds from issuance of stock	45	64
Dividends paid	(2,576)	(2,054)
Purchase of common stock for treasury	(20,515)	0
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,048)	(2,336)
Net cash used in financing activities	(25,094)	(4,326)
Net (decrease) increase in cash and cash equivalents	(31,264)	68,111
Cash and cash equivalents at beginning of period	117,443	106,532
Cash and cash equivalents at end of period	$86,179	$174,643
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$30	$118
Cash paid during period for income taxes	$61	$68
Capital expenditures incurred but not yet paid	$5,173	$1,323
Dividends declared but not yet paid	$169	$101

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of dress, casual and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival and Shoe Station store banners. We are an omnichannel retailer selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce platform. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “Shoe Carnival,” “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

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

Note 2 - Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, Inc. ("Shoe Station") for total consideration of $70.7 million, net of $77,000 of cash acquired. The purchase price paid is subject to an adjustment for finalization of the value of the net assets acquired and was funded with available cash on hand. Shoe Station was one of the nation's largest independent shoe retailers, with currently 22 locations in Alabama, Florida, Georgia, Mississippi, and Louisiana. We believe the addition of a new brand and new retail locations to the Shoe Carnival portfolio creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics.

The results of Shoe Station are included in our condensed consolidated financial statements since the acquisition date. We recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of December 3, 2021. There were no material adjustments to our preliminary purchase price allocation recognized during the first quarter of fiscal 2022. The final determination of the fair values and related impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date.

Note 3 - Net Income Per Share

The following tables set forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 30, 2022			May 1, 2021
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$26,897	27,996	$0.96	$43,242	28,258	$1.53
Diluted Net Income per Share:
Net income	$26,897			$43,242
Conversion of stock-based compensation arrangements	0	335		0	389
Net income available for diluted common shares and diluted net income per share	$26,897	28,331	$0.95	$43,242	28,647	$1.51

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. The computation of diluted net income per share for the thirteen weeks ended April 30, 2022 excluded approximately 24,000 unvested stock-based awards that will be settled in shares because the impact would have been anti-dilutive. During the thirteen weeks ended May 1, 2021, approximately 6,000 unvested stock-based awards that will be settled in shares were excluded from the computation of diluted net income per share because the impact would have been anti-dilutive.

Note 4 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at April 30, 2022, January 29, 2022 and May 1, 2021:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of April 30, 2022
Cash equivalents - money market mutual funds	$90,598	$0	$0	$90,598
Marketable securities - mutual funds that fund deferred compensation	10,965	0	0	10,965
Total	$101,563	$0	$0	$101,563
As of January 29, 2022
Cash equivalents - money market mutual funds	$115,528	$0	$0	$115,528
Marketable securities - mutual funds that fund deferred compensation	14,961			14,961
Total	$130,489	$0	$0	$130,489
As of May 1, 2021
Cash equivalents - money market mutual funds	$175,612	$0	$0	$175,612

During fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values. These marketable securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of April 30, 2022, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of April 30, 2022, the balance in our deferred compensation plan was $10.5 million, of which $53,000 was in Accrued and other liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred compensation, a long-term liability. To the extent there are funds in excess of the total non-qualified deferred compensation plan liability, such funds are invested in a stable value mutual fund. We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust. We have recognized unrealized losses of $2.6 million related to equity securities still held at April 30, 2022.

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

During the thirteen weeks ended May 1, 2021, we recorded impairment charges of $724,000 associated with two stores. These charges were included in selling, general and administrative expenses. No impairment charges were recorded during the thirteen weeks ended April 30, 2022, and no impairments of operating right-of-use assets have been recorded in either period.

Note 5 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen weeks ended April 30, 2022 and May 1, 2021, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended April 30, 2022	Thirteen Weeks Ended May 1, 2021
Share-settled equity awards	$1,355	$1,140
Stock appreciation rights	(123)	76
Employee stock purchase plan	8	11
Total stock-based compensation expense	$1,240	$1,227
Income tax effect at statutory rates	$(296)	$(304)
Additional income tax benefit on vesting of share-settled awards	$(495)	$(880)

As of April 30, 2022, approximately $11.4 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	457,038	$16.54
Granted	336,164	30.52
Vested	(170,425)	18.46
Forfeited	(25,103)	(18.07)
Outstanding at April 30, 2022	597,674	$23.79

The total fair value at grant date of restricted stock units and performance stock units that vested during each of the thirteen weeks ended April 30, 2022 and May 1, 2021 was $3.1 million. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $30.52 and $28.21, respectively.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of Net sales for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

(In thousands)	Thirteen Weeks Ended April 30, 2022		Thirteen Weeks Ended May 1, 2021
Non-Athletics:
Women’s	$88,554	28%	$75,531	23%
Men’s	49,152	15	44,282	13
Children’s	21,405	7	23,293	7
Total	159,111	50	143,106	43

Athletics:
Women’s	51,034	16	58,595	18
Men’s	53,026	17	65,724	20
Children’s	36,731	11	42,578	13
Total	140,791	44	166,897	51

Accessories	15,752	5	16,627	5

Other	1,873	1	1,827	1

Total	$317,527	100%	$328,457	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at April 30, 2022, January 29, 2022 or May 1, 2021.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to Cost of sales and an increase in Merchandise inventories. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities as of April 30, 2022 and January 29, 2022. Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities at May 1, 2021.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At April 30, 2022, January 29, 2022 and May 1, 2021, approximately $2.0 million, $2.3 million and $1.4 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards of $59,000 and $42,000 was recognized in Net sales during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During each of the thirteen weeks ended April 30, 2022 and May 1, 2021, approximately $1.3 million of loyalty rewards were recognized in Net sales. At April 30, 2022, January 29, 2022 and May 1, 2021, approximately $849,000, $852,000 and $1.1 million of contract liabilities associated with loyalty rewards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 7 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and certain other locations that support the recently acquired Shoe Station operations. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of April 30, 2022.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks	Thirteen Weeks
(In thousands)	Ended April 30, 2022	Ended May 1, 2021
Operating lease cost	$14,699	$13,263
Variable lease cost
CAM, property taxes and insurance	4,761	4,768
Percentage rent and other variable lease costs	193	648
Total	$19,653	$18,679

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations, including our stores, supply chain and distribution processes, economic conditions, and financial market volatility; our ability to operate the recently acquired Shoe Station assets, retain Shoe Station employees and achieve expected operating results and other benefits from the Shoe Station acquisition within expected time frames, or at all; risks that the Shoe Station acquisition may disrupt our current plans and operations or negatively impact our relationship with our vendors and other suppliers; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and emerging direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses the first quarter 2022 and the first quarter 2021 and year-over-year comparisons between the first quarter 2022 and the first quarter 2021. However, given the significant impact of the COVID-19 pandemic on our fiscal 2021 and fiscal 2020 results, we have included certain comparisons in this MD&A between the first quarter 2022 and the first quarter 2019 to provide further context regarding our first quarter 2022 results of operations.

Referred to herein the first quarter 2022 is the thirteen weeks ended April 30, 2022; the first quarter 2021 is the thirteen weeks ended May 1, 2021; the first quarter 2020 is the thirteen weeks ended May 2, 2020; and the first quarter 2019 is the thirteen weeks ended May 4, 2019.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. After our acquisition of the physical stores and substantially all of the assets and liabilities of Shoe Station, Inc. ("Shoe Station") on December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. Our objective is to be the omnichannel retailer-of-choice for on-trend branded and private label footwear for the entire family. Our product assortment, whether shopping in a physical store or on our e-commerce platform, includes dress, casual, and work shoes, sandals, boots and a wide assortment of athletic shoes. Our typical physical store carries shoes in two general categories – athletics and non-athletics with subcategories for men's, women's, and children's, as well as a broad range of accessories. In addition to our physical stores, our e-commerce platform offers customers the same assortment of merchandise in all categories of footwear with expanded options through direct-ship arrangements with certain vendors.

Our stores under the Shoe Carnival banner combine competitive pricing with a high-energy in-store environment that encourages customer participation. Footwear in our Shoe Carnival physical stores is organized by category and brand, creating strong brand statements within the aisles. These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store. Our signage may highlight a vendor’s product offerings or sales promotions, or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors. Certain of our Shoe Carnival stores have athletic shops that highlight leading athletic brands, and we expect to continue growing our "athletic shop" in-store concept and other shop-in-shop concepts across our fleet in the years ahead.

The addition of the Shoe Station banner and retail locations creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. See Note 2 — “Acquisition of Shoe Station” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q and Note 3 — “Acquisition of Shoe Station” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for further discussion.

We believe our distinctive shopping experiences give us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to merchandise inventories, valuation of long-lived assets, accounting for business combinations, leases, and income taxes. The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and there have been no material changes to those critical accounting policies.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%

May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%

(1)
Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, all Shoe Station sales (physical store and e-commerce) are excluded from our comparable store sales. In addition, sales related to any Shoe Carnival bannered physical stores recently opened or closed are not included in comparable store sales. We do include e-commerce sales sold using the Shoe Carnival brand in our comparable store sales as a result of our omnichannel retailer strategy. We view these e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended April 30, 2022	Thirteen Weeks Ended May 1, 2021
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	64.5	60.4
Gross profit	35.5	39.6
Selling, general and administrative expenses	24.4	22.1
Operating income	11.1	17.5
Interest expense (income), net	0.0	0.0
Income tax expense	2.6	4.3
Net income	8.5%	13.2%

The shares outstanding and net income per share information for the first quarter of 2021 throughout this MD&A has been adjusted retroactively as a result of a two-for-one stock split of the outstanding shares of our common stock held by shareholders of record on July 6, 2021 that was completed on July 19, 2021. See Note 1 — “Basis of Presentation” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information on the stock split.

Executive Summary for the First Fiscal Quarter Ended April 30, 2022

During the first quarter 2022, our customers shopped for footwear without the pandemic-related government stimulus received in 2021 and without the pandemic-related retail store closures experienced in 2020. Our customers returned to a more normal, pre-pandemic shopping pattern, with the mix of sales being more balanced between the athletic and non-athletic categories. Our first quarter 2022 results demonstrated the structural profit transformation and increased scale our strategic plans have achieved compared to pre-pandemic results. This quarter we continued to achieve gross profit margins in the mid-thirties, double-digit operating income margin and trailing twelve-month store productivity above $300 per square foot, despite the current economic headwinds and continuing global uncertainty.

For the first quarter 2022, diluted net income per share was $0.95, the second highest first quarter in our history and only surpassed by the stimulus-enhanced first quarter 2021. The $0.95 per share earned was more than double the amount earned pre-pandemic in the first quarter 2019. Net sales in the first quarter 2022 were $317.5 million. Excluding the stimulus-enhanced first quarter 2021, the first quarter 2022 net sales were also the highest in our history, surpassing any other first quarter by more than 20%. As an indicator of the strength of our first quarter 2022 results against the pre-pandemic first quarter 2019, net sales increased 25.1% and comparable store sales increased 16.8%. Our physical store comparable store sales increased 9.1% and e-commerce net sales increased 154.4%.

Our first quarter 2022 results were positively impacted by growth in our customer base and the transformation of our gross profit margin. During the quarter, we surpassed 29 million Shoe Perks loyalty program members, representing an increase in new customers of 10% compared to the first quarter 2021 and growth of over 25% compared to the first quarter 2019. Gross profit margin during the first quarter 2022 was 35.5%, a near 600 basis point increase compared to the first quarter 2019, driven primarily by changes to our customer relationship management and promotional strategies, offset by increased transportation and fuel costs.

Compared to the stimulus-enhanced first quarter 2021, net sales were down 3.3% and comparable store sales declined 10.6%. These results compared to a net sales increase of 122.7% and a comparable store sales increase of 125.8% in the first quarter 2021 compared to the first quarter 2020 when our stores were closed for about half of the quarter. Due to the current global supply chain issues and inflation, we incurred significantly higher transportation and fuel costs in the first quarter 2022 compared to the first quarter 2021, which reduced our merchandise margin by 150 basis points and increased our distribution costs by 190 basis points. Excluding the 150 basis point increase in transportation and fuel costs, our merchandise margin would have increased in the first quarter 2022 compared to the first quarter 2021. Also compared to the first quarter 2021, these additional costs decreased our diluted net income per share by $0.29.

We ended the first quarter 2022 with inventory of $345.0 million, an increase of $76.4 million compared to the first quarter 2021, or 22.6% on a per store basis. The majority of the increase was due to accelerated receipts of merchandise in an effort to mitigate supply chain issues for the back-to-school shopping period, and approximately 40% of the increase was due to the addition of Shoe Station stores.

We had no borrowings outstanding under our credit facility, which was amended and restated during the first quarter 2022, and we ended the first quarter 2022 with $97.1 million of cash, cash equivalents and marketable securities. Our new credit facility expires on March 23, 2027.

We are currently in the process of modernizing our stores and plan to have over 50% of our stores modernized by the summer of 2023 and the full program complete by the end of fiscal 2024. Through the first quarter 2022, 31% of the fleet is complete.

Two new stores were opened in the first quarter 2022 and no stores were closed. We aim to open approximately 10 new stores in fiscal 2022 and expect no store closures and for store count to exceed 400 stores by the end of fiscal 2022.

Results of Operations for the First Quarter Ended April 30, 2022 Compared to the First Quarter Ended May 1, 2021

Net Sales

Net sales were $317.5 million during the first quarter 2022 and decreased 3.3% compared to the first quarter 2021. The change in net sales was primarily a result of a 10.6% comparable store sales decline due primarily to the impact of government stimulus dollars in the first quarter 2021 offset by revenues attributable to new stores, including the Shoe Station stores. E-commerce sales were approximately 11% of merchandise sales in the first quarter 2022, compared to 12% in the first quarter 2021.

Gross Profit

Gross profit was $112.9 million during the first quarter 2022, a decrease of $17.3 million compared to the first quarter 2021. Gross profit margin in the first quarter 2022 was 35.5% compared to 39.6% in the first quarter 2021. Merchandise margin decreased 1.3% and buying, distribution and occupancy costs increased 2.8% as a percentage of net sales compared to the first quarter 2021. The changes were primarily a result of inflation on transportation and fuel costs in the first quarter 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $4.9 million in the first quarter 2022 to $77.5 million compared to $72.6 million in the first quarter 2021. The overall increase in SG&A during the first quarter 2022 was primarily attributable to continued investment in advertising and store level wages, partially offset by lower levels of incentive compensation. As a percentage of net sales, SG&A was 24.4% in the first quarter 2022 compared to 22.1% in the first quarter 2021.

Income Taxes

The effective income tax rate for the first quarter 2022 was 23.8% compared to 24.8% for the first quarter 2021. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The lower quarterly effective tax rate was primarily due to a lower level of expected non-deductible compensation in fiscal 2022. For the full 2022 fiscal year, we expect our tax rate to be between 24% and 25% compared to the 25.3% effective tax rate recognized during the full 2021 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are $97.1 million of cash, cash equivalents and marketable securities on hand at the end of the first quarter 2022, cash generated from operations and availability under our $100 million credit facility. While the effects of the COVID-19 pandemic and other economic uncertainty associated with inflation, constrained supply chains and the Eastern European conflict, among other macroeconomic uncertainty, make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $17.7 million in the first quarter 2022 compared to $76.5 million during the first quarter 2021. The change in operating cash flow was primarily driven by increased earnings in the first quarter 2021 and timing of inventory purchases.

Working capital increased on a year-over-year basis and totaled $271.8 million at April 30, 2022 compared to $262.3 million at May 1, 2021. The increase was primarily attributable to higher merchandise inventory levels offset by lower cash balances due to the acquisition of Shoe Station and share repurchases. Our current ratio was 2.4 as of April 30, 2022 compared to 2.3 as of May 1, 2021.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During the first quarters of 2022 and 2021, we expended $26.9 million and $4.1 million, respectively, for the purchase of property and equipment, primarily related to our store portfolio modernization plan.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these marketable securities was $11.0 million at April 30, 2022. Additional information can be found in Note 4 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During the first quarter 2022, net cash used in financing activities was $25.1 million compared to $4.3 million during the first quarter 2021. The increase in net cash used in financing activities was primarily due to the repurchase of $20.5 million of shares in the first quarter 2022 associated with our Board of Directors’ authorized share repurchase program.

Capital Expenditures

Capital expenditures for fiscal 2022, including actual expenditures in the first quarter 2022 , are expected to be between $55 million and $65 million, with approximately $50 million to $55 million to be used for new stores, relocations and remodels and approximately $5 million to $10 million for upgrades to our e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to these projects are subject to near-term changes depending on the impacts associated with COVID-19, ongoing supply chain disruptions, and other macroeconomic uncertainty. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened one Shoe Carnival branded store and one Shoe Station branded store in the first quarter 2022. Increasing market penetration by adding new stores is a key component of our growth strategy. Through a combination of both organic and acquired store growth, we aim to add approximately 10 new stores in fiscal 2022, over 20 new stores in fiscal 2023, and over 25 new stores annually by fiscal 2024, across both banners. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our customer relationship management program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio. However, our future store growth may continue to be impacted by the COVID-19 pandemic and other macroeconomic uncertainty.

Over the last several years, we performed a store rationalization and performance improvement plan. As part of the plan, which is now complete, we identified underperforming stores and worked to address the performance of these stores through renegotiation of lease terms, relocation or closure. While we continue to actively monitor the store portfolio, we do not expect any further significant closures over the next several years.

Credit Facility

On March 23, 2022, we entered into a new $100 million Amended and Restated Credit Agreement (the “New Credit Agreement”), which replaced our existing credit agreement. The New Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the New Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of April 30, 2022.

The New Credit Agreement contains certain restrictions. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding, we expect these restrictions would have no impact on our ability pay cash dividends, execute share repurchases or facilitate acquisitions from cash on hand. The New Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. Among other restrictions, the New Credit Agreement also limits our ability to incur additional secured or unsecured debt to $20 million.

The New Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During the first quarter 2022, we did not borrow or repay funds under our prior credit facility or the New Credit Agreement. Letters of credit outstanding were $700,000 at April 30, 2022 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the New Credit Agreement.

Dividends

On March 10, 2022, the Board of Directors approved the payment of a first quarter 2022 cash dividend to our shareholders. The quarterly cash dividend of $0.090 per share was paid on April 18, 2022 to shareholders of record as of the close of business on April 4, 2022. In the first quarter 2021, the dividend paid was $0.070 per share. During the first quarters of 2022 and 2021, we returned $2.6 million and $2.1 million, respectively, to our shareholders through our quarterly cash dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, subject to restrictions as outlined above in the “Credit Facility” discussion. See Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a further discussion of our credit facility.

Share Repurchase Program

On December 16, 2021, our Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding common stock, effective January 1, 2022 (the “2022 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2022 and in accordance with applicable laws, rules and regulations. The 2022 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors and are subject to restrictions as outlined above in the “Credit Facility” discussion. See Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a further discussion of our credit facility.

During the first quarter 2022, we repurchased 682,886 shares of common stock at a total cost of $20.5 million under the 2022 Share Repurchase Program. As of April 30, 2022, we had $29.5 million available for future repurchases. Due to uncertainty related to the COVID-19 pandemic, share repurchases were limited in fiscal 2021 and no repurchases were made in the first quarter 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during the first quarter 2022.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 30, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, a privately held, family-owned shoe retailer. Under the rules and regulations of the Securities and Exchange Commission, we elected to exclude Shoe Station during the year ended January 29, 2022 from management's assessment of effectiveness of our internal control over financial reporting as of January 29, 2022. In our Annual Report on Form 10-K for the year ending January 28, 2023, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, inclusive of the acquired assets of Shoe Station.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
January 30, 2022 to February 26, 2022	0	$0	0	$50,000,000
February 27, 2022 to April 2, 2022	481,385	$30.24	412,990	$37,493,056
April 3, 2022 to April 30, 2022	269,896	$29.67	269,896	$29,485,035
	751,281		682,886

(1)
Includes 68,395 shares withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 16, 2021, our Board of Directors authorized the 2022 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2022 and expiring on December 31, 2022.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/14/2013
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/14/2013
4.1	Amended and Restated Credit Agreement, dated as of March 23, 2022, by and among the Registrant, the financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, sole lead arranger and sole bookrunner	8-K	4.1	03/24/2022
4.2	Amended and Restated Security Agreement, dated as of March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022
10.1	Form of 2022 Restricted Stock Unit Award Agreement under the Shoe Carnival, Inc. 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/15/2022
10.2	Form of 2022 Performance Stock Unit Award Agreement under the Shoe Carnival, Inc. 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2022	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)