Form 10-Q
period 2022-07-30
SHOE CARNIVAL INC
filed 2022-08-31
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2022
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 26, 2022 was 27,613,894.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$51,620	$117,443	$146,506
Marketable securities	10,994	14,961	17,431
Accounts receivable	10,677	14,159	7,871
Merchandise inventories	385,510	285,205	308,141
Other	18,131	10,264	13,131
Total Current Assets	476,932	442,032	493,080
Property and equipment – net	124,789	88,533	65,871
Operating lease right-of-use assets	254,537	220,952	208,472
Intangible assets	32,600	32,600	0
Goodwill	10,786	11,384	0
Deferred income taxes	0	2,699	4,135
Other noncurrent assets	14,871	14,064	12,498
Total Assets	$914,515	$812,264	$784,056

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$113,826	$69,092	$96,494
Accrued and other liabilities	22,893	33,053	50,126
Current portion of operating lease liabilities	52,523	51,563	47,769
Total Current Liabilities	189,242	153,708	194,389
Long-term portion of operating lease liabilities	226,115	194,788	185,555
Deferred income taxes	4,436	0	0
Deferred compensation	10,779	10,901	11,440
Other	311	334	2,760
Total Liabilities	430,883	359,731	394,144

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	80,760	80,681	78,330
Retained earnings	604,192	553,487	490,069
Treasury stock, at cost, 13,435,296 shares, 12,882,789 shares and 12,810,740 shares, respectively	(201,730)	(182,045)	(178,897)
Total Shareholders’ Equity	483,632	452,533	389,912
Total Liabilities and Shareholders’ Equity	$914,515	$812,264	$784,056

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 30, 2022	Thirteen Weeks Ended July 31, 2021	Twenty-six Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 31, 2021
Net sales	$312,268	$332,230	$629,795	$660,687
Cost of sales (including buying, distribution and occupancy costs)	199,138	196,478	403,802	394,777
Gross profit	113,130	135,752	225,993	265,910
Selling, general and administrative expenses	74,341	76,038	151,820	148,593
Operating income	38,789	59,714	74,173	117,317
Interest income	(138)	(2)	(170)	(6)
Interest expense	65	119	160	238
Income before income taxes	38,862	59,597	74,183	117,085
Income tax expense	9,953	15,385	18,377	29,631
Net income	$28,909	$44,212	$55,806	$87,454
Net income per share:
Basic	$1.05	$1.56	$2.01	$3.09
Diluted	$1.04	$1.54	$1.99	$3.05
Weighted average shares:
Basic	27,590	28,323	27,784	28,290
Diluted	27,812	28,652	28,061	28,643

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at April 30, 2022	41,049	(13,462)	$410	$79,595	$577,823	$(202,114)	$455,714
Dividends declared ($0.09 per share)					(2,540)		(2,540)
Employee stock purchase plan purchases		3		9		39	48
Stock-based compensation awards		26		(383)		383	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(2)				(38)	(38)
Stock-based compensation expense				1,539			1,539
Net income					28,909		28,909
Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632

Balance at May 1, 2021	41,049	(12,703)	$410	$77,041	$447,875	$(175,051)	$350,275
Dividends declared ($0.07 per share)					(2,018)		(2,018)
Employee stock purchase plan purchases		1		15		13	28
Stock-based compensation awards		8		(112)		112	0
Purchase of common stock for treasury		(117)				(3,971)	(3,971)
Stock-based compensation expense				1,386			1,386
Net income					44,212		44,212
Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.18 per share)					(5,101)		(5,101)
Employee stock purchase plan purchases		5		27		66	93
Stock-based compensation awards		196		(2,850)		2,850	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(70)				(2,086)	(2,086)
Purchase of common stock for treasury		(683)				(20,515)	(20,515)
Stock-based compensation expense				2,902			2,902
Net income					55,806		55,806
Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632

Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends declared ($0.14 per share)					(4,040)		(4,040)
Employee stock purchase plan purchases		3		46		46	92
Stock-based compensation awards		218		(2,990)		2,990	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(76)				(2,336)	(2,336)
Purchase of common stock for treasury		(117)				(3,971)	(3,971)
Stock-based compensation expense				2,537			2,537
Net income					87,454		87,454
Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 31, 2021
Cash Flows From Operating Activities
Net income	$55,806	$87,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,416	8,926
Stock-based compensation	2,741	2,686
Loss on retirement and impairment of assets, net	83	1,034
Deferred income taxes	7,135	1,499
Non-cash operating lease expense	23,497	21,214
Other	384	1,845
Changes in operating assets and liabilities:
Accounts receivable	3,481	(775)
Merchandise inventories	(100,305)	(74,875)
Operating leases	(24,794)	(22,140)
Accounts payable and accrued liabilities	40,514	53,236
Other	(10,040)	(257)
Net cash provided by operating activities	8,918	79,847
Cash Flows From Investing Activities
Purchases of property and equipment	(50,198)	(12,137)
Investments in marketable securities and other	(11)	(17,482)
Sales of marketable securities and other	3,040	0
Net cash used in investing activities	(47,169)	(29,619)
Cash Flows From Financing Activities
Proceeds from issuance of stock	93	92
Dividends paid	(5,064)	(4,039)
Purchase of common stock for treasury	(20,515)	(3,971)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,086)	(2,336)
Net cash used in financing activities	(27,572)	(10,254)
Net (decrease) increase in cash and cash equivalents	(65,823)	39,974
Cash and cash equivalents at beginning of period	117,443	106,532
Cash and cash equivalents at end of period	$51,620	$146,506
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$164	$238
Cash paid during period for income taxes	$13,955	$16,784
Capital expenditures incurred but not yet paid	$1,899	$941
Dividends declared but not yet paid	$222	$135

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

Note 2 - Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, Inc. ("Shoe Station") for total consideration of $70.7 million, net of $77,000 of cash acquired. The purchase price paid is subject to an adjustment for finalization of the value of the net assets acquired and was funded with available cash on hand. Shoe Station was one of the nation's largest independent shoe retailers, with currently 22 locations in Alabama, Florida, Georgia, Mississippi and Louisiana. We believe the addition of a new brand and new retail locations to the Shoe Carnival portfolio creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics.

The results of Shoe Station are included in our condensed consolidated financial statements since the acquisition date. Shoe Station bannered stores contributed Net sales of $27.2 million and $53.4 million in the thirteen and twenty-six weeks ended July 30, 2022, respectively. We recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of December 3, 2021. There were no material adjustments to our preliminary purchase price allocation recognized in year-to-date 2022. The final determination of the fair values and related impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date.

Note 3 - Net Income Per Share

The following tables set forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 30, 2022			July 31, 2021
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$28,909	27,590	$1.05	$44,212	28,323	$1.56
Diluted Net Income per Share:
Net income	$28,909			$44,212
Conversion of stock-based compensation arrangements	0	222		0	329
Net income available for diluted common shares and diluted net income per share	$28,909	27,812	$1.04	$44,212	28,652	$1.54

	Twenty-six Weeks Ended
	July 30, 2022			July 31, 2021
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$55,806	27,784	$2.01	$87,454	28,290	$3.09
Diluted Net Income per Share:
Net income	$55,806			$87,454
Conversion of stock-based compensation arrangements	0	277		0	353
Net income available for diluted common shares and diluted net income per share	$55,806	28,061	$1.99	$87,454	28,643	$3.05

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. The computation of diluted net income per share for the thirteen and twenty-six weeks ended July 30, 2022 excluded approximately 318,000 and 31,000, respectively, of unvested stock-based awards that will be settled in shares because the impact would have been anti-dilutive. No unvested stock-based awards that will be settled in shares were excluded from the computation of diluted net income per share for the thirteen and twenty-six weeks ended July 31, 2021.

Note 4 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at July 30, 2022, January 29, 2022 and July 31, 2021:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 30, 2022
Cash equivalents - money market mutual funds	$41,401	$0	$0	$41,401
Marketable securities - mutual funds that fund deferred compensation	10,994	0	0	10,994
Total	$52,395	$0	$0	$52,395
As of January 29, 2022
Cash equivalents - money market mutual funds	$115,528	$0	$0	$115,528
Marketable securities - mutual funds that fund deferred compensation	14,961			14,961
Total	$130,489	$0	$0	$130,489
As of July 31, 2021
Cash equivalents - money market mutual funds	$132,514	$0	$0	$132,514
Marketable securities - mutual funds that fund deferred compensation	17,431			17,431
Total	$149,945	$0	$0	$149,945

During fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values. These marketable securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of July 30, 2022, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of July 30, 2022, the balance in our deferred compensation plan was $10.8 million, of which $42,000 was in Accrued and other liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred compensation, a long-term liability. To the extent there are funds in excess of the total non-qualified deferred compensation plan liability, such funds are invested in a stable value mutual fund. We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust. We have recognized unrealized losses of $2.5 million related to equity securities still held at July 30, 2022.

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

During the thirteen and twenty-six weeks ended July 31, 2021, we recorded impairment charges of $243,000 and $967,000 associated with one store and three stores, respectively. These charges were included in selling, general and administrative expenses. No impairment charges were recorded during the thirteen and twenty-six weeks ended July 30, 2022, and no impairments of operating right-of-use assets have been recorded in any of these periods.

Note 5 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, stock-based compensation expense was comprised of the following:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Share-settled equity awards	$1,530	$1,381	$2,885	$2,521
Stock appreciation rights	(38)	74	(161)	149
Employee stock purchase plan	9	5	17	16
Total stock-based compensation expense	$1,501	$1,460	$2,741	$2,686
Income tax effect at statutory rates	$(385)	$(377)	$(678)	$(680)
Additional income tax benefit on vesting of share-settled awards	$(26)	$(5)	$(521)	$(885)

As of July 30, 2022, approximately $10.5 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	457,038	$16.54
Granted	345,164	30.32
Vested	(176,425)	18.28
Forfeited	(25,103)	18.07
Outstanding at July 30, 2022	600,674	$23.88

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $3.2 million and $3.1 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended July 31, 2021 was $28.21.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	0	$0.00
Granted	19,487	24.12
Vested	0	0.00
Forfeited	0	0.00
Outstanding at July 30, 2022	19,487	$24.12

No restricted stock and other stock awards vested during the twenty-six weeks ended July 30, 2022. The total fair value at grant date of restricted stock and other stock awards that vested during the twenty-six weeks ended July 31, 2021 was $26,000. The weighted-average grant date fair value of restricted stock and other stock awards granted during the twenty-six weeks ended July 31, 2021 was $32.65.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net sales and percentage of Net sales for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

(In thousands)	Thirteen Weeks Ended July 30, 2022		Thirteen Weeks Ended July 31, 2021
Non-Athletics:
Women’s	$94,013	30%	$83,141	25%
Men’s	55,102	18	51,678	16
Children’s	22,822	7	22,553	7
Total	171,937	55	157,372	48

Athletics:
Women’s	40,511	13	49,648	15
Men’s	50,776	17	66,902	20
Children’s	30,977	10	39,925	12
Total	122,264	40	156,475	47

Accessories	16,664	5	16,266	5

Other	1,403	0	2,117	0

Total	$312,268	100%	$332,230	100%

(In thousands)	Twenty-six Weeks Ended July 30, 2022		Twenty-six Weeks Ended July 31, 2021
Non-Athletics:
Women’s	$182,569	29%	$158,672	24%
Men’s	104,254	17	95,960	15
Children’s	44,231	7	45,846	7
Total	331,054	53	300,478	46

Athletics:
Women’s	91,545	14	108,243	16
Men’s	103,802	16	132,626	20
Children’s	67,705	11	82,503	12
Total	263,052	41	323,372	48

Accessories	32,414	5	32,894	5

Other	3,275	1	3,943	1

Total	$629,795	100%	$660,687	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at July 30, 2022, January 29, 2022 or July 31, 2021.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and other liabilities. The estimated cost of merchandise inventory is recorded as a reduction to Cost of sales and an increase in Merchandise inventories. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities as of July 30, 2022 and January 29, 2022. Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in Accrued and other liabilities at July 31, 2021.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At July 30, 2022, January 29, 2022 and July 31, 2021, approximately $2.0 million, $2.3 million and $1.5 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards of $49,000 and $108,000 was recognized in Net sales during the thirteen and twenty-six weeks ended July 30, 2022, respectively. Breakage revenue associated with our gift cards of $38,000 and $80,000 was recognized in Net sales during the thirteen and twenty-six weeks ended July 31, 2021, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and twenty-six weeks ended July 30, 2022, approximately $1.3 million and $2.6 million, respectively, of loyalty rewards were recognized in Net sales. During the thirteen and twenty-six weeks ended July 31, 2021, approximately $1.6 million and $2.9 million, respectively, of loyalty rewards were recognized in Net sales. At July 30, 2022, January 29, 2022 and July 31, 2021, approximately $889,000, $852,000 and $1.1 million of contract liabilities associated with loyalty rewards were recorded in Accrued and other liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 7 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and certain other locations that support the recently acquired Shoe Station operations. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of July 30, 2022.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks	Thirteen Weeks	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$14,943	$13,489	$29,642	$26,752
Variable lease cost
CAM, property taxes and insurance	4,667	4,861	9,429	9,629
Percentage rent and other variable lease costs	301	993	494	1,641
Total	$19,911	$19,343	$39,565	$38,022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the duration and spread of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations, including our stores, supply chain and distribution processes, economic conditions, and financial market volatility; our ability to operate the recently acquired Shoe Station assets, retain Shoe Station employees and achieve expected operating results, synergies, and other benefits from the Shoe Station acquisition within expected time frames, or at all; risks that the Shoe Station acquisition may disrupt our current plans and operations or negatively impact our relationship with our vendors and other suppliers; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and emerging direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for the second quarter 2022 and the second quarter 2021 and year-over-year comparisons between the second quarter 2022 and the second quarter 2021, as well as year-to-date results between the two periods. However, given the significant impact of the COVID-19 pandemic on our fiscal 2021 and fiscal 2020 results, we have included certain comparisons in this MD&A between the second quarter 2022 and the second quarter 2019 and respective year-to-date periods to provide further context regarding our second quarter and year-to-date 2022 results of operations.

Referred to herein, the second quarter 2022 is the thirteen weeks ended July 30, 2022; the second quarter 2021 is the thirteen weeks ended July 31, 2021; and the second quarter 2019 is the thirteen weeks ended August 3, 2019. Also referred to herein, year-to-date 2022 is the twenty-six weeks ended July 30, 2022; year-to-date 2021 is the twenty-six weeks ended July 31, 2021; and year-to-date 2019 is the twenty-six weeks ended August 3, 2019.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%
July 30, 2022	395	0	0	395	0	4,450,000	(13.8)%

Year-to-date	393	2	0	395	31,000	4,450,000	(12.2)%

May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%
July 31, 2021	377	1	0	378	12,000	4,112,000	11.4%

Year-to-date	383	1	6	378	(34,000)	4,112,000	48.8%

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

The following table sets forth our results of operations expressed as a percentage of Net sales for the periods indicated:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	63.8	59.1	64.1	59.7
Gross profit	36.2	40.9	35.9	40.3
Selling, general and administrative expenses	23.8	22.9	24.1	22.5
Operating income	12.4	18.0	11.8	17.8
Interest expense (income), net	0.0	0.0	0.0	0.0
Income tax expense	3.1	4.7	2.9	4.6
Net income	9.3%	13.3%	8.9%	13.2%

Executive Summary for the Second Quarter Ended July 30, 2022

For the second quarter 2022, diluted net income per share was $1.04, the second highest second quarter in our history and only surpassed by the second quarter 2021. The $1.04 per diluted share earned was more than double the amount earned pre-pandemic in the second quarter 2019, and the $1.99 per share earned year-to-date 2022 is greater than any full year earnings in our 44 years of operation except for last year.

Net sales in the second quarter 2022 were $312.3 million and were also the highest second quarter Net sales in our history except for last year. In a challenging economic environment, our second quarter 2022 Net sales increased 16.4% and comparable store sales increased 8.0% compared to the pre-pandemic second quarter 2019. Our physical store comparable store sales increased 4.2% and e-commerce Net sales increased 75.3% compared to second quarter 2019.

Our second quarter 2022 results were positively impacted by sustained higher gross profit margin compared to pre-pandemic results, new growth provided from the Shoe Station acquisition and growth in our customer base. Gross profit margin during the second quarter 2022 was 36.2%, a 560 basis point increase compared to the second quarter 2019, due primarily to enhancements to our customer relationship management capabilities and promotional strategies which increased average selling prices. This was the primary driver for the comparable store sales increase and was partially offset by increased transportation and fuel costs. Shoe Station bannered stores contributed Net sales of $27.2 million in the quarter and $53.4 million year-to-date. During the quarter we continued growing our Shoe Perks loyalty program members. The 29.7 million Shoe Perks members as of July 30, 2022 represented an increase in new customers of 6.9% compared to the second quarter 2021 and 28.0% compared to the second quarter 2019.

Compared to the second quarter 2021, Net sales were down 6.0% and comparable store sales declined 13.8% due to lower traffic and sales volume. This decrease was due primarily to fluctuations in our customer base's discretionary income as impacted by government stimulus in 2021 and inflation in 2022 and continued COVID-19-related manufacturing and supply chain disruptions decreasing the availability of athletic inventory in 2022. Lower athletic inventory levels contributed to the decrease in comparable store athletic sales in the quarter. Comparable store athletic sales were down 25.6% compared to 2021 and down 12.9% compared to 2019. On a comparable store basis, non-athletic sales decreased 1.9% compared to 2021 and increased 30.8% compared to 2019. Net sales attributed to athletic sales were 40% in the second quarter 2022, compared to 47% in the second quarter 2021 and 50% in the second quarter 2019.

We also incurred higher transportation and fuel costs in the second quarter 2022 compared to the second quarter 2021 and the second quarter 2019. The higher transportation and fuel costs reduced our gross profit margin by 270 basis points compared to the second quarter 2021 and by 300 basis points compared to the second quarter 2019.

We ended the second quarter 2022 with Inventory of $385.5 million, an increase of $48.6 million over the second quarter 2019. Approximately 59% of the increase is inventory for the Shoe Station stores acquired last year or opened this year. The 14.4% increase in Inventory is supportive of the 20.6% increase in Net sales year-to-date 2022 compared to year-to-date 2019 and the expectation of increases in Net sales compared to 2019 for the remainder of the fiscal year.

We had no borrowings outstanding under our credit facility, which was amended and restated during the first quarter 2022, and we ended the second quarter 2022 with $62.6 million of cash, cash equivalents and marketable securities. Our new credit facility expires on March 23, 2027.

We are currently in the process of modernizing our stores and plan to have over 50% of our stores modernized by the summer of 2023 and the full program complete by the end of fiscal 2024.

Two new stores were opened in year-to-date 2022 and no stores were closed. Store count is on track to reach 400 stores by the end of fiscal 2022. No store closures during fiscal 2022 are anticipated.

Results of Operations for the Second Quarter Ended July 30, 2022 Compared to the Second Quarter Ended July 31, 2021

Net Sales

Net sales were $312.3 million during the second quarter 2022 and decreased 6.0% compared to the second quarter 2021. The decrease in Net sales was primarily the result of a 13.8% comparable store sales decline due largely to fluctuations in the discretionary income of our customer base and reduced availability of athletic shoes in the second quarter 2022, partially offset by Net sales attributable to new stores, mostly the Shoe Station stores. E-commerce sales were approximately 9% of merchandise sales in the second quarter 2022, compared to 10% in the second quarter 2021.

Gross Profit

Gross profit was $113.1 million during the second quarter 2022, a decrease of $22.6 million compared to the second quarter 2021. Gross profit margin in the second quarter 2022 was 36.2% compared to 40.9% in the second quarter 2021. Merchandise margin decreased 2.8 percentage points and buying, distribution and occupancy costs increased 1.8 percentage points as a percentage of Net sales compared to the second quarter 2021. These changes were primarily the result of the impact of inflation on transportation and fuel costs, other merchandise cost increases and the de-leveraging of other buying, distribution and occupancy costs due to lower Net sales in the second quarter 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased $1.7 million in the second quarter 2022 to $74.3 million compared to $76.0 million in the second quarter 2021. The decrease was primarily attributable to reduced incentive compensation expense as a result of maximum performance achieved last year, partially offset by increased depreciation expense resulting from investment in property and equipment related to our store portfolio modernization plan. As a percentage of Net sales, SG&A was 23.8% in the second quarter 2022 compared to 22.9% in the second quarter 2021.

Income Taxes

The effective income tax rate for the second quarter 2022 was 25.6% compared to 25.8% for the second quarter 2021. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. For the full 2022 fiscal year, we expect our tax rate to be between 25% and 26% compared to the 25.3% effective tax rate recognized during the full 2021 fiscal year.

Results of Operations Year-to-Date Through July 30, 2022 Compared to Year-to-Date Through July 31, 2021

Net Sales

Net sales were $629.8 million in year-to-date 2022, a decrease of 4.7% compared to year-to-date 2021. The decrease in Net sales was primarily the result of a 12.2% comparable store sales decline due largely to fluctuations in the discretionary income of our customer base and reduced availability of athletic shoes in year-to-date 2022, partially offset by Net sales attributable to new stores, mostly the Shoe Station stores. E-commerce sales were approximately 10% of merchandise sales in year-to-date 2022, compared to 11% in year-to-date 2021.

Gross Profit

Gross profit was $226.0 million in year-to-date 2022, a decrease of $39.9 million compared to year-to-date 2021. Gross profit margin in year-to-date 2022 was 35.9% compared to 40.3% in year-to-date 2021. Merchandise margin decreased 2.0 percentage points and buying, distribution and occupancy costs increased 2.4 percentage points as a percentage of Net sales compared to year-to-date 2021. These changes were primarily the result of the impact of inflation on transportation and fuel costs, other merchandise cost increases and the de-leveraging of other buying, distribution and occupancy costs due to lower Net sales in year-to-date 2022.

Selling, General and Administrative Expenses

SG&A increased $3.2 million in year-to-date 2022 to $151.8 million compared to $148.6 million in year-to-date 2021. The overall increase in SG&A during year-to-date 2022 was primarily attributable to continued investment in store level wages and advertising and increased depreciation resulting from investment in property and equipment related to our store portfolio modernization plan. The increases were partially offset by lower levels of incentive compensation. As a percentage of Net sales, SG&A was 24.1% in year-to-date 2022 compared to 22.5% in year-to-date 2021.

Income Taxes

The effective income tax rate for year-to-date 2022 was 24.8% compared to 25.3% for year-to-date 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are $62.6 million of cash, cash equivalents and marketable securities on hand at the end of the second quarter 2022, cash generated from operations and availability under our $100 million credit facility. While the effects of the COVID-19 pandemic and other economic uncertainty associated with inflation, constrained supply chains and the Eastern European conflict, among other macroeconomic uncertainty, make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $8.9 million in year-to-date 2022 compared to $79.8 million during year-to-date 2021. The change in operating cash flow was primarily driven by increased earnings in year-to-date 2021 and timing of inventory purchases.

Working capital decreased on a year-over-year basis and totaled $287.7 million at July 30, 2022 compared to $298.7 million at July 31, 2021. The decrease was primarily attributable to lower cash balances due to the acquisition of Shoe Station in December 2021 and share repurchases, partially offset by higher merchandise inventory levels. Our current ratio was 2.5 as of July 30, 2022 and July 31, 2021.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2022 and 2021, we expended $50.2 million and $12.1 million, respectively, for the purchase of property and equipment, primarily related to our store portfolio modernization plan.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these marketable securities was $11.0 million at July 30, 2022. Additional information can be found in Note 4 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2022, net cash used in financing activities was $27.6 million compared to $10.3 million during year-to-date 2021. The increase in net cash used in financing activities was primarily due to the repurchase of $20.5 million of shares in year-to-date 2022, compared to the repurchase of $4.0 million of shares in year-to-date 2021, associated with our Board of Directors’ authorized share repurchase program .

Capital Expenditures

Capital expenditures for fiscal 2022, including actual expenditures in year-to-date 2022, are expected to be between $63 million and $73 million, with approximately $53 million to $58 million to be used for new stores, relocations and remodels and approximately $10 million to $15 million for upgrades to our e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to these projects are subject to near-term changes depending on the impacts associated with COVID-19, ongoing supply chain disruptions, and other macroeconomic uncertainty. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened one Shoe Carnival branded store and one Shoe Station branded store in year-to-date 2022. Increasing market penetration by adding new stores is a key component of our growth strategy. We are on track to achieve 400 stores by the end of fiscal 2022 and aim to add over 20 new stores in fiscal 2023 and over 25 new stores annually by fiscal 2024, across both banners. These store objectives will be accomplished through a combination of both organic and acquired store growth. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our customer relationship management program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio. However, our future store growth may continue to be impacted by the COVID-19 pandemic and other macroeconomic uncertainty.

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

Credit Facility

On March 23, 2022, we entered into a new $100 million Amended and Restated Credit Agreement (the “New Credit Agreement”), which replaced our existing credit agreement. The New Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the New Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of July 30, 2022.

The New Credit Agreement contains certain restrictions. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding, we expect these restrictions would have no impact on our ability to pay cash dividends, execute share repurchases or facilitate acquisitions from cash on hand. The New Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. Among other restrictions, the New Credit Agreement also limits our ability to incur additional secured or unsecured debt to $20 million.

The New Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2022, we did not borrow or repay funds under our prior credit facility or the New Credit Agreement. Letters of credit outstanding were $700,000 at July 30, 2022 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the New Credit Agreement.

Dividends

On June 23, 2022, the Board of Directors approved the payment of a second quarter 2022 cash dividend to our shareholders. The quarterly cash dividend of $0.090 per share was paid on July 25, 2022 to shareholders of record as of the close of business on July 11, 2022. In the second quarter 2021, the dividend paid was $0.070 per share. During the first half of 2022 and 2021, we returned $5.1 million and $4.0 million, respectively, to our shareholders through our quarterly cash dividends.

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

No shares were repurchased during the second quarter of 2022 under the 2022 Share Repurchase Program. During year-to-date 2022, we repurchased 682,886 shares of common stock at a total cost of $20.5 million under the 2022 Share Repurchase Program. As of July 30, 2022, we had $29.5 million available for future repurchases. Due to uncertainty related to the COVID-19 pandemic, share repurchases were limited in fiscal 2021. In year-to-date 2021, we repurchased 117,068 shares of common stock at a total cost of $4.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during the second quarter 2022.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 30, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, a privately held, family-owned shoe retailer. Under the rules and regulations of the SEC, we elected to exclude Shoe Station during the year ended January 29, 2022 from management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2022. In our Annual Report on Form 10-K for the year ending January 28, 2023, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, inclusive of the acquired assets of Shoe Station.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
May 1, 2022 to May 28, 2022	0	$0	0	$29,485,035
May 29, 2022 to July 2, 2022	1,580	$24.07	0	$29,485,035
July 3, 2022 to July 30, 2022	0	$0	0	$29,485,035
	1,580		0

(1)
1,580 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 16, 2021, our Board of Directors authorized the 2022 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2022 and expiring on December 31, 2022.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/27/2022
10.1	Form of Restricted Stock Award Agreement under the Registrant's 2017 Equity Incentive Plan (Employee Directors)				X
10.2	Employment Agreement dated July 7, 2022 between the Company and Patrick C. Edwards	8-K	10.1	07/11/2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2022	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)