Form 10-Q
period 2022-10-29
SHOE CARNIVAL INC
filed 2022-12-02
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2022
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at November 23, 2022 was 27,166,175.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current Assets:
Cash and cash equivalents	$37,168	$117,443	$173,364
Marketable securities	10,353	14,961	17,834
Accounts receivable	7,762	14,159	10,018
Merchandise inventories	392,286	285,205	282,014
Other	16,865	10,264	12,435
Total Current Assets	464,434	442,032	495,665
Property and equipment – net	136,534	88,533	71,963
Operating lease right-of-use assets	305,696	220,952	201,510
Intangible assets	32,600	32,600	0
Goodwill	11,465	11,384	0
Deferred income taxes	0	2,699	3,153
Other noncurrent assets	15,607	14,064	14,218
Total Assets	$966,336	$812,264	$786,509

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$88,329	$69,092	$65,589
Accrued and other liabilities	22,939	33,053	48,536
Current portion of operating lease liabilities	52,489	51,563	47,712
Total Current Liabilities	163,757	153,708	161,837
Long-term portion of operating lease liabilities	277,681	194,788	177,354
Deferred income taxes	8,592	0	0
Deferred compensation	10,395	10,901	11,941
Other	326	334	2,831
Total Liabilities	460,751	359,731	353,963

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	82,528	80,681	79,295
Retained earnings	634,323	553,487	534,902
Treasury stock, at cost, 13,883,015 shares, 12,882,789 shares and 12,883,917 shares, respectively	(211,676)	(182,045)	(182,061)
Total Shareholders’ Equity	505,585	452,533	432,546
Total Liabilities and Shareholders’ Equity	$966,336	$812,264	$786,509

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 29, 2022	Thirteen Weeks Ended October 30, 2021	Thirty-nine Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 30, 2021
Net sales	$341,661	$356,336	$971,456	$1,017,023
Cost of sales (including buying, distribution and occupancy costs)	210,812	212,280	614,614	607,057
Gross profit	130,849	144,056	356,842	409,966
Selling, general and administrative expenses	87,272	81,632	239,092	230,225
Operating income	43,577	62,424	117,750	179,741
Interest income	(395)	(8)	(565)	(14)
Interest expense	64	120	224	358
Income before income taxes	43,908	62,312	118,091	179,397
Income tax expense	11,256	15,476	29,633	45,107
Net income	$32,652	$46,836	$88,458	$134,290
Net income per share:
Basic	$1.19	$1.66	$3.20	$4.75
Diluted	$1.18	$1.64	$3.17	$4.69
Weighted average shares:
Basic	27,454	28,192	27,674	28,257
Diluted	27,700	28,547	27,940	28,607

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632
Dividends declared ($0.09 per share)					(2,521)		(2,521)
Employee stock purchase plan purchases		2		9		42	51
Stock-based compensation awards		2		(30)		30	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(1)				(18)	(18)
Purchase of common stock for treasury		(451)				(10,000)	(10,000)
Stock-based compensation expense				1,789			1,789
Net income					32,652		32,652
Balance at October 29, 2022	41,049	(13,883)	$410	$82,528	$634,323	$(211,676)	$505,585

Balance at July 31, 2021	41,049	(12,811)	$410	$78,330	$490,069	$(178,897)	$389,912
Dividends declared ($0.07 per share)					(2,003)		(2,003)
Employee stock purchase plan purchases		1		14		16	30
Stock-based compensation awards		30		(410)		410	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(12)				(414)	(414)
Purchase of common stock for treasury		(92)				(3,176)	(3,176)
Stock-based compensation expense				1,361			1,361
Net income					46,836		46,836
Balance at October 30, 2021	41,049	(12,884)	$410	$79,295	$534,902	$(182,061)	$432,546

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.27 per share)					(7,622)		(7,622)
Employee stock purchase plan purchases		7		36		108	144
Stock-based compensation awards		198		(2,880)		2,880	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(71)				(2,104)	(2,104)
Purchase of common stock for treasury		(1,134)				(30,515)	(30,515)
Stock-based compensation expense				4,691			4,691
Net income					88,458		88,458
Balance at October 29, 2022	41,049	(13,883)	$410	$82,528	$634,323	$(211,676)	$505,585

Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends declared ($0.21 per share)					(6,043)		(6,043)
Employee stock purchase plan purchases		4		60		62	122
Stock-based compensation awards		248		(3,400)		3,400	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(88)				(2,750)	(2,750)
Purchase of common stock for treasury		(209)				(7,147)	(7,147)
Stock-based compensation expense				3,898			3,898
Net income					134,290		134,290
Balance at October 30, 2021	41,049	(12,884)	$410	$79,295	$534,902	$(182,061)	$432,546

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 30, 2021
Cash Flows From Operating Activities
Net income	$88,458	$134,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,623	13,687
Stock-based compensation	4,536	4,118
(Gain)/loss on retirement and impairment of assets, net	(595)	1,120
Deferred income taxes	11,291	2,482
Non-cash operating lease expense	35,496	31,797
Other	472	1,950
Changes in operating assets and liabilities:
Accounts receivable	6,700	(2,922)
Merchandise inventories	(108,087)	(48,748)
Operating leases	(36,863)	(34,018)
Accounts payable and accrued liabilities	10,483	19,872
Other	(9,567)	(3,150)
Net cash provided by operating activities	18,947	120,478
Cash Flows From Investing Activities
Purchases of property and equipment	(63,648)	(20,350)
Investments in marketable securities	(17)	(17,496)
Sales of marketable securities	3,040	0
Other	1,402	0
Net cash used in investing activities	(59,223)	(37,846)
Cash Flows From Financing Activities
Proceeds from issuance of stock	144	122
Dividends paid	(7,524)	(6,025)
Purchase of common stock for treasury	(30,515)	(7,147)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,104)	(2,750)
Net cash used in financing activities	(39,999)	(15,800)
Net (decrease) increase in cash and cash equivalents	(80,275)	66,832
Cash and cash equivalents at beginning of period	117,443	106,532
Cash and cash equivalents at end of period	$37,168	$173,364
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$234	$359
Cash paid during period for income taxes	$20,200	$33,542
Capital expenditures incurred but not yet paid	$5,981	$2,602
Dividends declared but not yet paid	$282	$151

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest family footwear retailers. We offer customers a broad assortment of dress, casual and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival and Shoe Station store banners. We are an omnichannel retailer selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce platform. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

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

Note 2 - Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, Inc. ("Shoe Station") for total consideration of $70.7 million, net of $77,000 of cash acquired. The purchase price paid is subject to an adjustment for finalization of the value of the net assets acquired and was funded with available cash on hand. Shoe Station was one of the nation's largest independent shoe retailers prior to the acquisition, and had 22 locations in Alabama, Florida, Georgia, Mississippi and Louisiana as of October 29, 2022. We believe the addition of a new brand and new retail locations to our portfolio creates a complementary retail platform to serve a broader family footwear customer base across both urban and suburban demographics.

The results of Shoe Station are included in our condensed consolidated financial statements since the acquisition date. Shoe Station bannered stores contributed Net Sales of $22.2 million and $75.6 million in the thirteen and thirty-nine weeks ended October 29, 2022, respectively. We recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as of December 3, 2021. There were no material adjustments to our preliminary purchase price allocation recognized in year-to-date 2022. The final determination of the fair values and related impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date.

Note 3 - Net Income Per Share

The following tables set forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 29, 2022			October 30, 2021
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$32,652	27,454	$1.19	$46,836	28,192	$1.66
Diluted Net Income per Share:
Net income	$32,652			$46,836
Conversion of stock-based compensation arrangements	0	246		0	355
Net income available for diluted common shares and diluted net income per share	$32,652	27,700	$1.18	$46,836	28,547	$1.64

	Thirty-nine Weeks Ended
	October 29, 2022			October 30, 2021
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$88,458	27,674	$3.20	$134,290	28,257	$4.75
Diluted Net Income per Share:
Net income	$88,458			$134,290
Conversion of stock-based compensation arrangements	0	266		0	350
Net income available for diluted common shares and diluted net income per share	$88,458	27,940	$3.17	$134,290	28,607	$4.69

The computation of basic net income per share of common stock is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. The computation of diluted net income per share for the thirteen and thirty-nine weeks ended October 29, 2022 excluded approximately 290,000 and 253,000, respectively, of unvested stock-based awards that will be settled in shares because the impact would have been anti-dilutive. No unvested stock-based awards that will be settled in shares were excluded from the computation of diluted net income per share for the thirteen and thirty-nine weeks ended October 30, 2021.

Note 4 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at October 29, 2022, January 29, 2022 and October 30, 2021:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 29, 2022
Cash equivalents - money market mutual funds	$28,502	$0	$0	$28,502
Marketable securities - mutual funds that fund deferred compensation	10,353	0	0	10,353
Total	$38,855	$0	$0	$38,855
As of January 29, 2022
Cash equivalents - money market mutual funds	$115,528	$0	$0	$115,528
Marketable securities - mutual funds that fund deferred compensation	14,961			14,961
Total	$130,489	$0	$0	$130,489
As of October 30, 2021
Cash equivalents - money market mutual funds	$165,072	$0	$0	$165,072
Marketable securities - mutual funds that fund deferred compensation	17,834			17,834
Total	$182,906	$0	$0	$182,906

During fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values. These marketable securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of October 29, 2022, these marketable securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of October 29, 2022, the balance in our deferred compensation plan was $10.4 million, of which $53,000 was in Accrued and Other Liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred Compensation, a long-term liability. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is invested in a stable value mutual fund. We classify these marketable securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust. We have recognized unrealized losses of $3.2 million related to equity securities still held at October 29, 2022.

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

During the thirteen and thirty-nine weeks ended October 30, 2021, we recorded impairment charges of $15,000 and $983,000 associated with one store and four stores, respectively. These charges were included in Selling, General and Administrative expenses. No impairment charges were recorded during the thirteen and thirty-nine weeks ended October 29, 2022, and no impairments of operating right-of-use assets have been recorded in any of these periods.

Note 5 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, stock-based compensation expense was comprised of the following:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Share-settled equity awards	$1,780	$1,356	$4,665	$3,876
Stock appreciation rights	6	71	(155)	220
Employee stock purchase plan	9	5	26	22
Total stock-based compensation expense	$1,795	$1,432	$4,536	$4,118
Income tax effect at statutory rates	$(460)	$(356)	$(1,138)	$(1,036)
Additional income tax benefit on vesting of share-settled awards	$(6)	$(107)	$(527)	$(992)

As of October 29, 2022, approximately $9.3 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	457,038	$16.54
Granted	345,164	30.32
Vested	(178,425)	18.26
Forfeited	(25,103)	18.07
Outstanding at October 29, 2022	598,674	$23.91

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $3.3 million and $3.7 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended October 30, 2021 was $28.21.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	0	$0.00
Granted	19,487	24.12
Vested	0	0.00
Forfeited	0	0.00
Outstanding at October 29, 2022	19,487	$24.12

No restricted stock and other stock awards vested during the thirty-nine weeks ended October 29, 2022. The total fair value at grant date of restricted stock and other stock awards that vested during the thirty-nine weeks ended October 30, 2021 was $26,000. The weighted-average grant date fair value of restricted stock and other stock awards granted during the thirty-nine weeks ended October 30, 2021 was $32.79.

Note 6 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

(In thousands)	Thirteen Weeks Ended October 29, 2022		Thirteen Weeks Ended October 30, 2021
Non-Athletics:
Women’s	$83,611	24%	$73,031	21%
Men’s	52,917	15	44,226	12
Children’s	25,763	8	21,358	6
Total	162,291	47	138,615	39

Athletics:
Women’s	51,010	15	58,941	16
Men’s	55,825	17	73,429	21
Children’s	51,454	15	64,590	18
Total	158,289	47	196,960	55

Accessories	19,466	6	18,372	5

Other	1,615	0	2,389	1

Total	$341,661	100%	$356,336	100%

(In thousands)	Thirty-nine Weeks Ended October 29, 2022		Thirty-nine Weeks Ended October 30, 2021
Non-Athletics:
Women’s	$266,180	27%	$231,702	23%
Men’s	157,060	16	140,186	14
Children’s	69,994	7	67,205	7
Total	493,234	50	439,093	44

Athletics:
Women’s	142,555	15	167,184	16
Men’s	159,738	17	206,054	20
Children’s	119,160	12	147,092	14
Total	421,453	44	520,330	50

Accessories	51,880	5	51,265	5

Other	4,889	1	6,335	1

Total	$971,456	100%	$1,017,023	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at October 29, 2022, January 29, 2022 or October 30, 2021.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of sales and an increase in Merchandise Inventories. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities as of October 29, 2022 and January 29, 2022. Approximately $740,000 of refund liabilities and $495,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities at October 30, 2021.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At October 29, 2022, January 29, 2022 and October 30, 2021, approximately $1.8 million, $2.3 million and $1.4 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards of $54,000 and $162,000 was recognized in Net Sales during the thirteen and thirty-nine weeks ended October 29, 2022, respectively. Breakage revenue associated with our gift cards of $41,000 and $121,000 was recognized in Net Sales during the thirteen and thirty-nine weeks ended October 30, 2021, respectively.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and thirty-nine weeks ended October 29, 2022, approximately $1.5 million and $4.1 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and thirty-nine weeks ended October 30, 2021, approximately $1.7 million and $4.5 million, respectively, of loyalty rewards were recognized in Net Sales. At October 29, 2022, January 29, 2022 and October 30, 2021, approximately $949,000, $852,000 and $1.0 million of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 7 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and certain other locations that support the recently acquired Shoe Station operations. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of October 29, 2022.

Lease costs, including related common area maintenance (“CAM”), property taxes, and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$15,398	$13,520	$45,040	$40,272
Variable lease cost
CAM, property taxes and insurance	4,876	4,746	14,305	14,375
Percentage rent and other variable lease costs	479	713	973	2,413
Total	$20,753	$18,979	$60,318	$57,060

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for third quarter 2022 and third quarter 2021 and year-over-year comparisons between third quarter 2022 and third quarter 2021, as well as year-to-date results between the two periods. However, given the significant impact of the COVID-19 pandemic on our fiscal 2021 and fiscal 2020 results, we have included certain comparisons in this MD&A between the third quarter 2022 and the third quarter 2019 and respective year-to-date periods to provide further context regarding our third quarter and year-to-date 2022 results of operations.

Referred to herein, third quarter 2022 is the thirteen weeks ended October 29, 2022; third quarter 2021 is the thirteen weeks ended October 30, 2021; third quarter 2020 is the thirteen weeks ended October 31, 2020; and third quarter 2019 is the thirteen weeks ended November 2, 2019. Also referred to herein, year-to-date 2022 is the thirty-nine weeks ended October 29, 2022; year-to-date 2021 is the thirty-nine weeks ended October 30, 2021; year-to-date 2020 is the thirty-nine weeks ended October 31, 2020; and year-to-date 2019 is the thirty-nine weeks ended November 2, 2019.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%
July 30, 2022	395	0	0	395	0	4,450,000	(13.8)%
October 29, 2022	395	0	0	395	0	4,450,000	(9.9)%

Year-to-date	393	2	0	395	31,000	4,450,000	(11.4)%

May 1, 2021	383	0	6	377	(46,000)	4,100,000	125.8%
July 31, 2021	377	1	0	378	12,000	4,112,000	11.4%
October 30, 2021	378	0	1	377	(7,000)	4,105,000	30.1%

Year-to-date	383	1	7	377	(41,000)	4,105,000	41.6%

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

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	61.7	59.6	63.3	59.7
Gross profit	38.3	40.4	36.7	40.3
Selling, general and administrative expenses	25.5	22.9	24.6	22.6
Operating income	12.8	17.5	12.1	17.7
Interest expense (income), net	(0.1)	0.0	(0.1)	0.0
Income tax expense	3.3	4.4	3.1	4.5
Net income	9.6%	13.1%	9.1%	13.2%

Executive Summary for Third Quarter Ended October 29, 2022

For third quarter 2022, diluted net income per share was $1.18, the second highest third quarter in our history and only surpassed by third quarter 2021. Our diluted net income per share in 2022 has sequentially grown from $0.95 in the first quarter to $1.04 in the second quarter and $1.18 this quarter, representing growth compared to 2019 quarterly results of 107%, 160% and 151%, respectively. The $3.17 per share earned year-to-date 2022 is greater than any full year earnings in our 44 years of operation except for last year.

Net Sales in third quarter 2022 were $341.7 million and were the second highest of any quarter in our history, again only exceeded by third quarter 2021. In a challenging economic environment, our third quarter 2022 Net Sales increased 24.4% and comparable store sales increased 18.3% compared to the pre-pandemic third quarter 2019. Our physical store comparable store sales increased 13.5% and e-commerce Net Sales increased 102.9% compared to third quarter 2019. Our third quarter 2022 and year-to-date 2022 results were positively impacted by sustained higher gross profit margin compared to pre-pandemic results, new growth provided from the Shoe Station acquisition and growth in our Shoe Perks loyalty member program. More detail on each of these factors follows:

•
Gross profit margin during third quarter 2022 was 38.3%, a 740 basis point increase compared to third quarter 2019. This increase was due primarily to enhancements to our customer relationship management capabilities and promotional strategies, partially offset by increased distribution and freight costs, which reduced gross profit margin compared to third quarter 2019 by 260 basis points.
•
Less promotional intensity resulted in higher average selling prices, which were the primary driver for the comparable store sales increase.
•
Shoe Station bannered stores contributed Net Sales of $22.2 million in third quarter 2022 and $75.6 million in year-to-date 2022.
•
The 31.5 million Shoe Perks members as of October 29, 2022 represented an increase in new customers of 34.6% compared to third quarter 2019 and 10.4% compared to third quarter 2021. Our Shoe Perks loyalty program members now include Shoe Station, which added over 1 million customers in third quarter 2022.

Compared to third quarter 2021, Net Sales were down 4.1% and comparable store sales declined 9.9% on lower traffic and sales volume. This decrease was due primarily to fluctuations in our customer base's discretionary income as impacted by government stimulus in 2021 and inflation in 2022 and continued COVID-19-related manufacturing delays which decreased availability of athletic inventory and athletic sales in 2022.

Comparable store athletic sales were down 22.2% compared to third quarter 2021 and up 4.4% compared to third quarter 2019. On a comparable store basis, non-athletic sales increased 6.8% compared to third quarter 2021 and increased 35.1% compared to third quarter 2019. Net Sales attributed to athletic sales were 47% in third quarter 2022, compared to 55% in third quarter 2021 and 54% in third quarter 2019. Athletic sales began to show some improvement during third quarter 2022, compared to second quarter 2022, as athletic inventory availability began to improve.

We ended third quarter 2022 with Merchandise Inventories of $392.3 million, an increase of $94.3 million over third quarter 2019. Approximately 40% of the increase was inventory in Shoe Station stores acquired last year or opened this year and higher in-transit inventory. Net of these increases, inventory was 19% higher than the end of third quarter 2019. The increase in Merchandise Inventories is supportive of the Net Sales increase year-to-date 2022 compared to year-to-date 2019 and the expectation of increases in Net Sales compared to 2019 for the remainder of the 2022 fiscal year.

We had no borrowings outstanding under our credit facility, which was amended and restated during first quarter 2022, and we ended third quarter 2022 with $47.5 million of cash, cash equivalents and marketable securities. Our new credit facility expires on March 23, 2027.

We are currently in the process of modernizing our stores and plan to have over 50% of our stores modernized by the summer of 2023 and the full program complete by the end of fiscal 2024. Through third quarter 2022, 41% of the stores have been remodeled.

We expect to open three Shoe Station stores in our fourth quarter, ending the fiscal year with 25 Shoe Station stores, 373 Shoe Carnival stores and 398 total stores. We are on track to operate 400 stores during the first half of 2023.

Results of Operations for Third Quarter Ended October 29, 2022 Compared to Third Quarter Ended October 30, 2021

Net Sales

Net Sales in third quarter 2021 grew 29.8% compared to third quarter 2020, with significant government stimulus distributions enhancing discretionary income in 2021. Net Sales decreased 4.1% in third quarter 2022 versus this stimulus-elevated third quarter 2021, maintaining growth of 24.4% versus pre-pandemic third quarter 2019. The decrease in Net Sales between third quarter 2022 and third quarter 2021 was primarily the result of a 9.9% comparable store sales decline due largely to this fluctuation in the discretionary income of our customer base as impacted by government stimulus in 2021 and inflation in 2022 and continued COVID-19-related manufacturing delays which decreased availability of athletic shoes in third quarter 2022, partially offset by Net Sales attributable to new stores, mostly the Shoe Station stores. E-commerce sales were approximately 9% of merchandise sales in third quarter 2022, compared to 12% in third quarter 2021.

Gross Profit

Gross Profit was $130.8 million during third quarter 2022, a decrease of $13.2 million compared to third quarter 2021. Gross profit margin in third quarter 2022 was 38.3% compared to 40.4% in third quarter 2021. Buying, distribution and occupancy costs increased 1.4 percentage points and merchandise margin decreased 0.7 percentage points as a percentage of Net Sales compared to third quarter 2021. These changes were primarily the result of the impact of inflation on distribution and freight costs, other merchandise cost increases and the de-leveraging of other buying, distribution and occupancy costs due to lower Net Sales in third quarter 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $5.7 million in third quarter 2022 to $87.3 million compared to $81.6 million in third quarter 2021. The increase was primarily attributable to our Shoe Station operations and increased depreciation expense resulting from our investment in property and equipment related to our store portfolio modernization plan. These increases were partially offset by lower advertising expense. As a percentage of Net Sales, SG&A was 25.5% in the third quarter 2022 compared to 22.9% in the third quarter 2021.

Income Taxes

The effective income tax rate for the third quarter 2022 was 25.6% compared to 24.8% for the third quarter 2021. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. For the full 2022 fiscal year, we expect our tax rate to be between 25% and 26% compared to the 25.3% effective tax rate recognized during the full 2021 fiscal year.

Results of Operations Year-to-Date Through October 29, 2022 Compared to Year-to-Date Through October 30, 2021

Net Sales

Net Sales in year-to-date 2021 grew 40.7% compared to year-to-date 2020, with significant government stimulus distributions enhancing discretionary income in 2021 and COVID-19 related temporary store closures occurring in the first half of 2020. Net Sales decreased 4.5% in year-to-date 2022 versus this stimulus-elevated year-to-date 2021, maintaining growth of 21.9% versus pre-pandemic year-to-date 2019. The decrease in Net Sales between year-to-date 2022 and year-to-date 2021 was primarily the result of an 11.4% comparable store sales decline due largely to this fluctuation in the discretionary income of our customer base as impacted by government stimulus in 2021 and inflation in 2022 and continued COVID-19-related manufacturing delays which decreased availability of athletic shoes in year-to-date 2022, partially offset by Net Sales attributable to new stores, mostly the Shoe Station stores. E-commerce sales were approximately 9% of merchandise sales in year-to-date 2022, compared to 11% in year-to-date 2021.

Gross Profit

Gross Profit was $356.8 million in year-to-date 2022, a decrease of $53.1 million compared to year-to-date 2021. Gross profit margin in year-to-date 2022 was 36.7% compared to 40.3% in year-to-date 2021. Buying, distribution and occupancy costs increased 2.0 percentage points and merchandise margin decreased 1.6 percentage points as a percentage of Net Sales compared to year-to-date 2021. These changes were primarily the result of the impact of inflation on distribution and freight costs, other merchandise cost increases and the de-leveraging of other buying, distribution and occupancy costs due to lower Net Sales in year-to-date 2022.

Selling, General and Administrative Expenses

SG&A increased $8.9 million in year-to-date 2022 to $239.1 million compared to $230.2 million in year-to-date 2021. This increase was primarily attributable to our Shoe Station operations and increased depreciation expense resulting from our investment in property and equipment related to our store portfolio modernization plan. These increases were partially offset by lower incentive compensation. As a percentage of Net Sales, SG&A was 24.6% in year-to-date 2022 compared to 22.6% in year-to-date 2021.

Income Taxes

The effective income tax rate was 25.1% for both year-to-date 2022 and year-to-date 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are $47.5 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of the third quarter 2022, cash generated from operations and availability under our $100 million credit facility. While the effects of the COVID-19 pandemic and other economic uncertainty associated with inflation, constrained supply chains and the Eastern European conflict, among other macroeconomic uncertainty, make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $18.9 million in year-to-date 2022 compared to $120.5 million during year-to-date 2021. The change in operating cash flow was primarily driven by increased earnings in year-to-date 2021 and inventory purchases in year-to-date 2022.

Working capital decreased on a year-over-year basis and totaled $300.7 million at October 29, 2022 compared to $333.8 million at October 30, 2021. The decrease was primarily attributable to lower cash balances due to the acquisition of Shoe Station in December 2021, increased investment in property and equipment related to our store portfolio modernization plan and increased share repurchases, partially offset by higher merchandise inventory levels. Our current ratio was 2.8 as of October 29, 2022 compared to 3.1 as of October 30, 2021.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2022 and 2021, we expended $63.6 million and $20.4 million, respectively, for the purchase of property and equipment, primarily related to our store portfolio modernization plan.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these Marketable Securities was $10.4 million at October 29, 2022, compared to $15.0 million at January 29, 2022 and $17.8 million at October 30, 2021. Additional information can be found in Note 4 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2022, net cash used in financing activities was $40.0 million compared to $15.8 million during year-to-date 2021. The increase in net cash used in financing activities was primarily due to the repurchase of $30.5 million of shares in year-to-date 2022, compared to the repurchase of $7.1 million of shares in year-to-date 2021, associated with our Board of Directors’ authorized share repurchase program.

Capital Expenditures

Capital expenditures for fiscal 2022, including actual expenditures in year-to-date 2022, are expected to be between $70 million and $75 million, with approximately $59 million to $62 million to be used for new stores, relocations and remodels and approximately $11 million to $13 million for upgrades to our e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to these projects are subject to near-term changes depending on the impacts associated with COVID-19, ongoing supply chain disruptions, and other macroeconomic uncertainty. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, the number of stores relocated, the amount of lease incentives, if any, received from landlords and the number of stores remodeled. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened one Shoe Carnival branded store and one Shoe Station branded store in year-to-date 2022. Increasing market penetration by adding new stores is a key component of our growth strategy. We expect to operate 398 stores by the end of fiscal 2022 (373 Shoe Carnival stores and 25 Shoe Station stores) and are on track to operate 400 stores during the first half of 2023. We are targeting operating at least 500 stores within the next three to five years (2026 – 2028) and aim to add approximately 10 new stores throughout fiscal 2023, with additional store growth acceleration in 2024 and beyond. This increased scale will be accomplished through a combination of both organic and acquired store growth. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our customer relationship management program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio and aim to grow the Shoe Station banner to over 100 stores over the same three to five year time period. However, our future store growth may continue to be impacted by the COVID-19 pandemic, other macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

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

Credit Facility

On March 23, 2022, we entered into a new $100 million Amended and Restated Credit Agreement (the “New Credit Agreement”), which replaced our existing credit agreement. The New Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the New Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of October 29, 2022.

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

The New Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2022, we did not borrow or repay funds under our prior credit facility or the New Credit Agreement. Letters of credit outstanding were $700,000 at October 29, 2022 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the New Credit Agreement.

Dividends

On September 22, 2022, the Board of Directors approved the payment of a third quarter 2022 cash dividend to our shareholders. The quarterly cash dividend of $0.090 per share was paid on October 18, 2022 to shareholders of record as of the close of business on October 4, 2022. In the third quarter 2021, the dividend paid was $0.070 per share. During the first nine months of 2022 and 2021, we returned $7.5 million and $6.0 million, respectively, to our shareholders through our quarterly cash dividends.

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

During the third quarter of 2022, we repurchased 451,638 shares of common stock at a total cost of $10.0 million under the 2022 Share Repurchase Program. During year-to-date 2022, we repurchased approximately 1.1 million shares of common stock at a total cost of $30.5 million under this share repurchase program. As of October 29, 2022, we had $19.5 million available for future repurchases. Due to uncertainty related to the COVID-19 pandemic, share repurchases were limited in fiscal 2021. In year-to-date 2021, we repurchased 208,662 shares of common stock at a total cost of $7.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during the third quarter 2022 or year-to-date 2022.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 29, 2022, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, a privately held, family-owned shoe retailer. Under the rules and regulations of the SEC, we elected to exclude Shoe Station during the year ended January 29, 2022 from management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2022. In our Annual Report on Form 10-K for the year ending January 28, 2023, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, inclusive of Shoe Station.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
July 31, 2022 to August 27, 2022	0	$0.00	0	$29,485,035
August 28, 2022 to October 1, 2022	275,379	$21.76	274,500	$23,511,888
October 2, 2022 to October 29, 2022	177,138	$22.73	177,138	$19,485,041
	452,517		451,638

(1)
879 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
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
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 2, 2022	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)