Form 10-K
period 2023-01-28
SHOE CARNIVAL INC
filed 2023-03-24
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 29, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $398,045,237 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 17, 2023 was 27,167,658.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders of the Registrant to be held on June 22, 2023 are incorporated by reference into PART III hereof.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Indianapolis, IN

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended January 28, 2023

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; our ability to maintain current promotional intensity levels; the duration, spread and any remaining effects of the COVID-19 pandemic, mitigating efforts deployed, including the effects of government stimulus on consumer spending, and the pandemic’s overall impact on our operations; our ability to achieve expected operating results, synergies, and other benefits from the Shoe Station acquisition within expected time frames, or at all; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; the effects and duration of economic downturns and unemployment rates; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, other public health crises, political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see PART I, ITEM 1A, "Risk Factors" of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of family footwear. We operate a retail focused business model that aims to deliver the leading footwear shopping experience with the national name brands desired by our customers. Our "bricks" first, omnichannel approach provides customers easy access to our wide assortment of branded footwear for work, athletics, daily activities and special events via their choice of delivery channel. We have a proven track record selling branded footwear, such as Nike, Skechers, adidas, Puma, HEYDUDE, Converse, Vans and Crocs, and generating profits without incurring debt. We have been in business for 44 years and have been a public company subject to SEC reporting requirements since 1993. Since 1993, we have earned a profit in every year except one.

We have experienced transformational growth in our business over the last two fiscal years, driven primarily by changes in our marketing and pricing strategies and the consummation and integration of our first acquisition. Our total Diluted Net Income per Share earned over the past two fiscal years of $9.38 ($3.96 in Fiscal 2022 and $5.42 in Fiscal 2021) exceeded the Diluted Net Income per Share earned over the preceding 13 years combined.

As of our Fiscal 2022 year end, we operated 397 stores across 35 states and Puerto Rico. Including e-commerce sales in close proximity to a physical store, our comparable physical stores generated an average of $3.2 million in Net Sales in Fiscal 2022 and over $281 in Net Sales per square foot. We believe there is room within our existing markets to grow our store count to over 500 stores by 2028 through both organic and acquired store growth. We believe this opportunity to increase our scale, together with stable double-digit operating income margins, will continue to drive shareholder value and our future earnings potential.

In Fiscal 2022, our Net Sales were $1.26 billion and our goal is to be a multi-billion dollar omnichannel retailer by 2028.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Referred to herein, Fiscal 2022 is the fiscal year ended January 28, 2023; Fiscal 2021 is the fiscal year ended January 29, 2022; Fiscal 2020 is the fiscal year ended January 30, 2021; and Fiscal 2019 is the fiscal year ended February 1, 2020. Fiscal years 2022, 2021, 2020 and 2019 all consisted of 52 weeks.

References to our store banners “Shoe Carnival” and “Shoe Station” are to the individual banners, not the entire company. References to “we,” “us,” “our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries. Shoe Carnival, Inc. is an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

References to the “SEC” refer to the United States Securities and Exchange Commission.

See PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for more information regarding the trends impacting our Fiscal 2022 operating results.

Our Banners

Shoe Carnival

Our Shoe Carnival retail concept has developed over our 44 year history and is differentiated from competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our store experience include upbeat music, opportunities for customers to spin our spin-n-win wheel and a mic-person who runs in-store specials. These specials include contests, games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing. As of our Fiscal 2022 year end, we operated 373 Shoe Carnival stores located across 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of privately-held, family-owned Shoe Station, Inc. ("Shoe Station"). The Shoe Station assets were acquired for approximately $70.4 million, funded with cash on hand. This acquisition was the first in our history. As of our Fiscal 2022 year end, we operated 24 stores across five states in the Southeast under the Shoe Station banner, inclusive of the 21 stores acquired and three additional stores opened since the acquisition. The addition of this banner has created a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics.

Net Sales attributed to the Shoe Station banner were $99.9 million in Fiscal 2022 and $16.6 million from the acquisition date through January 29, 2022 in Fiscal 2021. The Shoe Station e-commerce website, www.shoestation.com, went live on our e-commerce platform in early February 2023. More information on the acquisition can be found in Note 3 - "Acquisition of Shoe Station" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Our Diversified Sales Mix

We sell broadly across the family footwear channel, with balanced distribution among type of customer (men, women and children), product (athletics and non-athletics) and age (senior citizens to infants) with no singular reliance on any particular segment. The products we offer are a mix of footwear necessities for sport, work, daily activities and special events. The table below sets forth our percentage of sales by product category over the last five fiscal years.

Fiscal Years	2022	2021	2020	2019	2018
Non-Athletics:
Women's	28%	24%	22%	25%	24%
Men's	17	14	14	14	14
Children's	7	6	5	5	5
Total	52	44	41	44	43
Athletics:
Women's	14	16	18	17	18
Men's	16	20	22	20	21
Children's	12	14	13	14	14
Total	42	50	53	51	53
Accessories	5	5	5	5	4
Other	1	1	1	0	0
Total	100%	100%	100%	100%	100%

Our Strategic Growth Initiatives

Store Growth

Increasing market penetration by adding new stores is as a key component of our growth strategy. We are targeting operating at least 500 stores by 2028. We believe our current store footprint provides for near-term fill-in opportunities within existing markets as well as longer-term growth to new markets within the United States. In Fiscal 2022, we opened four new stores (one Shoe Carnival store and three Shoe Station stores) within existing markets. We aim to operate approximately 10 to 20 new stores in Fiscal 2023 with additional store growth acceleration in 2024 and beyond. This increased scale will be accomplished through a combination of both organic and acquired store growth. In the near term, our focus is to primarily grow the Shoe Station banner within our existing footprint, and we aim to achieve 100 Shoe Station stores also by 2028.

Store Modernization

As a key component to increasing comparable store sales, in Fiscal 2021 we began a multiyear project to modernize our store fleet. In Fiscal 2022 and Fiscal 2021 our capital expenditures were $77.3 million and $31.4 million, respectively, with a primary focus on store modernization and new stores. Our new store design is viewed as a differentiator by certain strategic vendor partners and has provided us an opportunity to increase access to branded merchandise in the near term.

As of Fiscal 2022 year end, 41% of our fleet modernization program has been completed, representing 164 of the 397 stores in our fleet. Over 60% of our fleet modernization program is expected to be completed by Fiscal 2023 year end. The entire program is expected to be completed in the Fiscal 2024 - Fiscal 2025 horizon.

E-commerce Growth

Our e-commerce platform is an extension of our physical stores and is designed to improve our customer’s shopping experience. We are committed to providing a personalized, seamless customer experience across all channels, and we believe that our ongoing omnichannel initiatives are aligned with rapidly changing consumer behavior.

Our customers will have new online experiences in Fiscal 2023, as we launched our www.shoestation.com website in February 2023, and we expect to relaunch our www.shoecarnival.com website later in Fiscal 2023. We have completed the technology migration for both banners to a single platform hosted by a leading provider. This marks the first major redesign of our Shoe Carnival website since 2016. We anticipate these enhancements will increase user conversion, enhance the ease of navigation and improve overall functionality compared to the legacy website design.

We continue to expect our e-commerce platform to be a significant sales channel for us. Our goal is for our e-commerce sales channel to provide between 10% and 15% of enterprise-wide merchandise sales, versus a pre-pandemic 6% in Fiscal 2019. E-commerce sales represented approximately 10% of our merchandise sales in Fiscal 2022, 12% in Fiscal 2021 and 19% in Fiscal 2020 as impacted by changes in customer shopping behavior during the peak of the pandemic.

Customer Relationship Management ("CRM")

Our CRM program continues to provide valuable customer insights to our business, resulting in more efficient and effective marketing outreach. CRM provides our marketing, merchandising, analytics and real estate teams a better and more complete view of our customer’s shopping behaviors and forms the foundation of our digital marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”). Our view into customer data allows us to more effectively communicate with our customers on a segmented basis through all owned and paid media channels and tailor the merchandise mix down to a store level. Through transaction data, we gain useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, our CRM program allows us to gain a deeper understanding of the brands and categories that our high-value customers consistently purchase so that we can continue to meet this customer need and demand at a geographic and store level.

Our CRM program allows us to drive customer retention by delivering to each customer more individualized shopping opportunities and experiences and aids in gaining a better understanding of our existing customer base as well as identifying new customers. We expect segmentation and activation of our high-value customers through data analysis and targeting the broader market of ‘look-a-like’ customers to continue to play a key role in our growth.

Once a customer enrolls in Shoe Perks and provides a means for digital communication, the customer will begin receiving personalized communications from us. These communications afford us additional opportunities to highlight our broad product assortment and promotions. Shoe Perks provides customers with a heightened shopping experience, which includes exclusive offers and rewards that are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand and the national name brands we offer.

We are focused on expanding our Shoe Perks enrollment. In Fiscal 2022, our Shoe Perks membership grew to 32.1 million members, representing an increase in new customers of 34% compared to pre-pandemic Fiscal 2019 year end and 13% compared to Fiscal 2021 year end. Our Shoe Perks loyalty program members now include Shoe Station customers, which added over 1.4 million customers in Fiscal 2022.

In Fiscal 2022, purchases from Shoe Perks members were approximately 67% of our comparable Net Sales, which does not include Shoe Station activity in Fiscal 2022. We believe our Shoe Perks program affords us tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains. Our most loyal customers, those who qualify for our “Gold” tier, receive additional rewards and incentives. The average transaction value for our Gold tier customers was approximately 39% higher than non-Gold tier Shoe Perks members in Fiscal 2022.

Strong and Diversified Vendor Partnerships

In Fiscal 2022, a record number of vendors generated over $15 million in merchandise sales for us. We continued our long-term relationships with both Nike, Inc. (“Nike”) and Skechers U.S.A., Inc. (“Skechers”) and further diversified our merchandise offerings among other vendor partners. Collectively, Nike and Skechers accounted for 27% of our Net Sales in Fiscal 2022, compared to 39% in Fiscal 2021 and 43% in Fiscal 2020. Nike accounted for approximately 14% of our Net Sales in Fiscal 2022, 28% in Fiscal 2021 and 33% in Fiscal 2020, and Skechers accounted for approximately 13% of our Net Sales in Fiscal 2022, 11% in Fiscal 2021 and 10% in Fiscal 2020.

We continually work to strengthen our brand offerings and our relationships with our key vendors. While we have no long-term contracts in place with any of our vendors, we anticipate that Nike and Skechers will continue to be high-volume vendors for us in Fiscal 2023. We also anticipate increased availability of athletic product in Fiscal 2023 as athletic supply chains are expected to return to a more normal cadence.

Stable Gross Profit Margins and Operating Income Margins

We increased our gross profit margin in Fiscal 2021 and generally maintained that margin in Fiscal 2022.

Our promotional model is derived from insights driven by our CRM program and return on investment of our promotional strategies. We have significantly reduced broad-based promotional activity, such as “buy one-get one half off.” Our level of promotional intensity decreased by over 17% in Fiscal 2022 compared to our pre-pandemic promotional activity in Fiscal 2019.

Primarily as a result of our change in promotional strategy, our gross profit margin increased to 37.1% in Fiscal 2022 and 39.6% in Fiscal 2021 compared to a pre-pandemic level of 30.1% in Fiscal 2019. Those higher gross profit margins have generated double digit operating income margins in each of the last two fiscal years, at 11.6% in Fiscal 2022 and 15.6% in Fiscal 2021, compared to a pre-pandemic Fiscal 2019 operating income margin of 5.2% and our pre-pandemic record operating income margin of 5.8%.

Our Competitive Strengths

We believe our financial success is due to a number of key competitive strengths that make our Shoe Carnival and Shoe Station banners destinations of choice for our family channel footwear consumer.

Digital Media to Build Brand Awareness

Our goal is to communicate a consistent brand image for both of our banners across all aspects of our operations and throughout our marketing strategies. We highlight our banners and the name brands we carry, including specific styles of product, using lifestyle and product imagery to showcase merchandise brands. The use of digital media comprises the substantial portion of our marketing mix, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers. Television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising budget.

Centralized Distribution Process

Our distribution center is equipped with mechanized processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments. We leverage these investments with third party managed software tailored to our specific needs to track merchandise during the transportation and distribution process. During Fiscal 2022, 92% of merchandise was received into our distribution center, with a much smaller percentage of merchandise being either directly drop shipped to customers or sent directly to a store location. Additional information about our distribution center can be found in PART I, ITEM 2, "Properties" of this Annual Report on Form 10-K.

Disciplined Approach to Capital Management

We remain focused on funding our normal operations without debt. We ended Fiscal 2022 with no debt and $63.0 million of Cash and Cash Equivalents and Marketable Securities. Over the last five fiscal years, we have had no debt outstanding and Cash, Cash Equivalents, and Marketable Securities of at least $61 million at the end of each fiscal year. We believe this approach increases our ability to make impactful long-term decisions and enhances our stakeholder relationships.

Leased Stores

Our stores can be easily found in high traffic shopping areas and are generally located in open-air shopping centers. On average, our Shoe Carnival physical stores are approximately 10,900 square feet and carry inventory of approximately 30,800 pairs of shoes per location. On average, our Shoe Station physical stores are approximately 17,800 square feet and carry an average inventory of 44,100 pairs of shoes per location. More information about our store locations and other properties can be found in PART I, ITEM 2, "Properties" of this Annual Report on Form 10-K. All stores are currently leased and more information on our leases can be found in Note 10 - "Leases" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Distinctive In-Store Shopping Experience

Our in-store merchandise is displayed directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose. Our trained staff is dedicated to customer service and assists and educates customers with the features and location of merchandise, as well as finding sizes, styles and colors. Our new store design incorporates the use of digital screens that are centrally controlled and are more adaptable than printed visual in-store advertising. These digital screens further enhance the in-store shopping experience and provide another opportunity for our vendors to compete for in-store advertising. We believe our distinctive shopping experience gives us various competitive advantages, including increased multiple unit sales, the building of a loyal, repeat customer base, the creation of word-of-mouth advertising, and enhanced sell-through of in-season goods.

Broad Merchandise Assortment

Our product assortment is comprised primarily of on-trend branded footwear for the entire family and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our physical stores carry shoes in two general categories – athletics and non-athletics with subcategories for men's, women's and children's shoes, as well as a broad range of accessories. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores. Although the core merchandise assortment tends to be similar for each store, there are differences between our store banners, and to some extent, there is further differentiation by store under each banner, reflecting each store’s unique demographics and customer interests. Our knowledge of these interests, combined with our vendor relationships and distribution process, allows us to react quickly to emerging trends or special events.

Information Technology

Our proprietary inventory management and advanced point-of-sale (“POS”) systems provide us with the timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management, promotion tracking capabilities (in support of the spontaneous nature of the in-store price promotions), real-time sales and cost of sales by product category at the store level and customer tracking. Using the POS, both store personnel and centralized merchandising staff are able to monitor sales, cost of sales and the success of product promotions in real-time.

Our systems provide up-to-date sales and inventory information. Our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by store. Using this information, our merchandise managers meet regularly with vendors to compare product sales and margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us to drive our comparable store sales, manage our markdown activity and improve inventory turnover.

Efficient E-commerce Order Management and Fulfillment (Ship-From-Store and Vendor Drop Ship Program)

We recently implemented a third party hosted order management system designed to our specific needs, which has enabled us to meet the complex demands of omnichannel fulfillment and has positioned us for scaling our e-commerce capabilities as we grow.

Our Ship-From-Store program is a core element of our omnichannel strategy. Online orders are primarily fulfilled using physical stores. By fulfilling e-commerce orders principally from our store level inventory and staff, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. E-commerce orders can also be fulfilled from our distribution center in Evansville, Indiana and the distribution center is used in times of peak demand.

We also maintain a vendor drop-ship program with select business partners. This program offers our customers an expanded online assortment of styles and colors that we do not carry in-store. While our customers benefit from expanded item assortment, the functionality of this program is seamless, and our customers’ online experience is not impacted by the vendor drop-ship fulfillment option. We benefit from this program by not having to make a capital investment in the expanded inventory assortment, which is carried and fulfilled by our business partners participating in this program.

Competitive Pricing For Our Customers

Our customer is primarily a value-conscious consumer seeking name brand footwear across all ages, with our Shoe Station banner targeting a higher price point and more suburban customer. We believe that by offering a wide selection of popular styles of primarily name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether this occurs at any of our store locations or through our other omnichannel choices.

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

Workforce Diversity

We serve a diverse customer base and seek diversity in and among our workforce in all areas, from our stores to our distribution center and our corporate offices. We are firmly committed to providing equal opportunities in all aspects of employment and believe that all individuals should be treated with respect and dignity. Diversity is an important element in our ongoing annual mandatory training for all employees and managers. We do not tolerate harassment or unlawful discrimination of any kind.

We have clear policies encouraging strong relationships and protecting open lines of communication with management at every level. This, coupled with our non-retaliation policy, encourages employees to raise issues and seek immediate redress of those issues if they should arise.

We understand the value of diversity at all levels, whether of gender, race, ethnicity, background or experience. As of our Fiscal 2022 year end, our workforce identified as 64% female and 36% male. Our broad-based leadership team, including those who manage and lead our stores and those who lead our Company, identified as 60% female and 40% male. With respect to ethnicity, our leadership team identified as 64% Caucasian and 36% non-Caucasian. The diversity of our leadership team trends with the diversity of our customer base, which based on recent data from our Shoe Perks customer loyalty program, approximates 70% Caucasian and 30% African American, Hispanic or Asian and is more female than male.

In our corporate leadership roles (senior director-level employees through our named executive officers), the percentage identifying as female has significantly increased over the last five years from 5% to 18% with several departments, such as human resources, merchandising and technology, being led by those that identify as female.

We are also focused on the diversity of our Board. Currently, two of four (50%) of our non-employee Board members and two of seven of our total Board identify as female. We are continuing to refresh our Board and assess long-term succession as well as the diversity of the Board’s collective skill set. Over the last three years, three board members have transitioned, creating opportunity for new directors who have enhanced our diversity.

Retention

We believe our employee-centric culture not only supports higher levels of execution and performance, but also has led to increased retention of key talent. During the height of the pandemic when other retailers furloughed or laid off employees, we took a different route, finding innovative ways to retain and pay our full-time associates. We believe this decision had a positive impact on our employees and the communities we serve. This decision also allowed for us to reopen quickly to meet the in-store needs of our customer base and other stakeholders.

Our store-level training programs provide the foundation for long-term careers and our ability to promote from within. We support the first-time jobs for many of our associates where they gain workforce experiences that may grow into long-term careers.

Currently, all of the general managers who operate our Shoe Carnival bannered stores and 90% of our district managers who oversee those general managers were trained, developed and promoted from within. As of our Fiscal 2022 year end, of our 33 district managers across both banners, 61% have been employed by us for more than 20 years. The average tenure of the general managers who operate our Shoe Carnival and Shoe Station bannered stores was 14 years as of Fiscal 2022 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed by Shoe Carnival or Shoe Station for an average of 19 years.

Employee Benefits

Among the many ways we seek to serve our employees, we offer a complete range of benefits. These include competitive wages and incentives; an employee stock purchase plan with a discount off the fair value of our common stock; employer-subsidized medical plans with dental and vision benefits; qualified and unqualified defined contribution plans with employer matching contributions; and merchandise discounts, among other benefits.

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
Non-discrimination and anti-harassment;
•
Cybersecurity awareness and responsibility; and
•
Supply chain security.

More information regarding our approach to conducting business responsibly, including our guidelines on discrimination and harassment, can be found in our Code of Ethics. Our Code of Ethics applies to all of our Board members, officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer.

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

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment. We measure OSHA recordable incidents to gauge the success of our safety protocol. During calendar year 2022, we recorded 71 non COVID-related OSHA recordable incidents, an approximate 7% reduction in incidents compared to five years ago. Excluding the Shoe Station operations, which continue to be integrated into our safety culture, the decrease compared to five years ago was 20%.

Our strategies to address the ever-expanding complexities of protecting customer and employee data and executing our business strategies in an increasingly digital world continue to advance. Our technology department monitors and regularly tests compliance with our protocols, provides regular updates to employees and management and conducts annual training.

Number of Employees

As of our Fiscal 2022 year end, we had approximately 5,500 employees, of which approximately 3,000 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

Seasonality

For a discussion of the impact of seasonality on our operating results and our business, see PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Store Count and Seasonality on Quarterly Results.”

Trademarks

We own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, Y-NOT?®, UNR8ED®, Solanz®, Shoe Perks®, SC Work Wear®, A Surprise In Store®, Shoes 2U®, Laces for Learning®, Princess Lacey’s Laces®, Shoe Station®, Shoe Station Super Store® and Shoe Station Select®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

We seek to minimize our impact on the environment and reduce our carbon footprint by actively implementing environmentally-friendly processes throughout our business, including energy efficiency initiatives, waste minimization and the use of recycled materials within our supply chain. Our most significant areas of focus are fuel and packaging material used to deliver merchandise to our distribution center and stores; the HVAC and lighting systems in our stores, distribution center and corporate office; and recycling methods.

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

Available Information

We make available free of charge through the investor relations portion of our website at www.shoecarnival.com our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

This Annual Report on Form 10-K filed with the SEC, including the financial statements and schedules thereto, without the accompanying exhibits, is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at our corporate address. A list of exhibits is included in this Annual Report on Form 10-K, and exhibits are available from us upon payment to us of the cost of furnishing them.

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 24, 2023:

Name	Age	Position
J. Wayne Weaver	88	Chairman of the Board and Director
Clifton E. Sifford	69	Vice Chairman of the Board and Director
Mark J. Worden	49	President and Chief Executive Officer and Director
W. Kerry Jackson	61	Senior Executive Vice President - Chief Financial and Administrative Officer and Treasurer
Carl N. Scibetta	64	Senior Executive Vice President - Chief Merchandising Officer
Marc A. Chilton	53	Executive Vice President - Chief Operating Officer
Patrick C. Edwards	51	Vice President, Chief Accounting Officer, Corporate Controller and Secretary

Mr. Weaver has served as Chairman of the Board since March 1988. From 1978 until February 1993, Mr. Weaver had served as President and Chief Executive Officer of Nine West Group Inc., a designer, developer and marketer of women’s footwear. He has over 50 years of experience in the footwear industry. Mr. Weaver is a former Director of Nine West Group Inc. Mr. Weaver served as Chairman and Chief Executive Officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012. Mr. Weaver previously served two terms as a Director of Stein Mart, Inc., a publicly traded chain of off-price retail stores, from June 2014 until March 2016 and from November 2000 until April 2008.

Mr. Sifford has been employed as Vice Chairman of the Board since October 2021. From September 2019 to September 2021, Mr. Sifford served as Vice Chairman of the Board and Chief Executive Officer. Mr. Sifford also served as President and Chief Executive Officer from October 2012 to September 2019 and has been a Director since October 2012. Mr. Sifford served as Chief Merchandising Officer from October 2012 to March 2016. From June 2001 to October 2012, Mr. Sifford served as Executive Vice President – General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as Senior Vice President – General Merchandise Manager. Prior to joining us, Mr. Sifford served as Merchandise Manager – Shoes for Belk, Inc.

Mr. Worden has been employed as President and Chief Executive Officer and a Director of the Company since October 2021. From September 2019 to September 2021, Mr. Worden served as President and Chief Customer Officer and from September 2018 to September 2019, Mr. Worden served as Executive Vice President – Chief Strategy and Marketing Officer. Prior to joining the Company, Mr. Worden led the Northern European region for S. C. Johnson & Son, Inc. (“SC Johnson”), a manufacturer of household cleaning supplies and products, and was responsible for revenue and share growth objectives across six countries from May 2014 to July 2018. Prior to that, Mr. Worden served as Assistant to the Chairman and Chief Executive Officer of SC Johnson from May 2012 to May 2014 and as a Senior Marketing Director from 2009 to 2012. Mr. Worden also served as a Senior Brand Manager at Kimberly-Clark Corporation and held multiple marketing roles across its flagship brands during his tenure there from 2003 through 2009.

Mr. Jackson has been employed as Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer since September 2019. From October 2012 to September 2019, Mr. Jackson served as Senior Executive Vice President – Chief Operating and Financial Officer and Treasurer. From August 2004 to October 2012, Mr. Jackson served as Executive Vice President – Chief Financial Officer and Treasurer. From June 2001 to August 2004, Mr. Jackson served as Senior Vice President – Chief Financial Officer and Treasurer. From September 1996 to June 2001, Mr. Jackson served as Vice President – Chief Financial Officer and Treasurer. From January 1993 to September 1996, Mr. Jackson served as Vice President – Controller and Chief Accounting Officer. Prior to January 1993, Mr. Jackson held various accounting positions with us. Prior to joining us in 1988, Mr. Jackson was associated with a public accounting firm. He is a Certified Public Accountant. We announced on September 22, 2022 that Mr. Jackson will be retiring, effective May 2023.

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

Mr. Chilton has been employed as Executive Vice President – Chief Operating Officer since February 2023. From April 2021 to February 2023, Mr. Chilton served as our Executive Vice President – Chief Retail Operations Officer. From February 2020 to April 2021, Mr. Chilton served as our Senior Vice President – Store Administration and Development and from March 2019 to February 2020 served as our Senior Vice President – Store Operations and Administration. Mr. Chilton started with the Company in 1994 as a store manager and has served in roles of increasing responsibility in store management and operations since that time, including serving as the Vice President of our Northern Division, with approximately one-third of our stores reporting to him, from April 2012 until March 2019.

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

ITEM 1A. Risk Factors

Carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be materially and adversely affected. See PART I, “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Annual Report on Form 10-K. Our risk factors are categorized as follows: Operational and Strategic Risks, Compliance and Litigation Risks, Human Capital Risks, Financial and Liquidity Risks and Risks Relating to the Ownership of Our Common Stock.

Operational and Strategic Risks

Adverse impacts on consumer spending may significantly harm our business and impact our promotional strategies and intensity. The success of our business depends to a significant extent upon the level of consumer spending. A number of factors may affect the level of consumer spending on merchandise that we offer, including, among other things:

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

Consumer confidence remains hypersensitive to a variety of uncertain factors, including inflation, recessionary fears, a pandemic resurgence and military conflicts, among other macroeconomic and political uncertainty and instability. Any adverse change in these factors could result in a decrease in consumer demand for our merchandise. Reduced consumer demand could result in reduced traffic in our physical stores and to our e-commerce platform, increased selling and promotional expenses and inventory markdowns, and could cause us to close underperforming stores, which could result in higher than anticipated closing costs. Reduced demand may result in higher than normal inventory positions across our competitive landscape and may limit the prices we can charge for our merchandise and force us to adjust our promotional intensity. Any of these factors, including becoming more promotional, could have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic has impacted, and may continue to impact, our business and our results of operations. Our operations and the markets in which we operate, procure merchandise and raise capital have experienced, and may continue to experience, disruption and financial market volatility associated with the remaining effects of the COVID-19 pandemic. Governments took, and may continue to take, unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions. Our business and results of operations were impacted by the temporary closure of our physical stores in Fiscal 2020, government stimulus in Fiscal 2021 and impacts of inflation potentially sparked by the government stimulus and supply chain disruptions in Fiscal 2022. Federal stimulus payments made directly to consumers as a result of the COVID-19 pandemic likely had a positive impact on our Net Sales, including in Fiscal 2021. The amount of any future stimulus payments and duration of the impact of such payments is uncertain. Our sales and profitability have been volatile based on the amount of government stimulus and could be further impacted by stimulus in future periods.

We did not have any stores closed as of our Fiscal 2022 and Fiscal 2021 year ends or for extended periods during Fiscal 2022 or Fiscal 2021 due to the pandemic. As guidance and mandates from governments and public health officials continue to evolve, closures to some, or all, of our store and other operations may reoccur.

The extent of the continued impact of the COVID‑19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to:

•
the duration and spread of COVID-19 and its variants in the areas in which we operate and whether there are additional periods of increases or spikes in the number of such cases in future periods;
•
mitigating efforts deployed by government agencies and the public at large, including vaccine, testing and masking mandates;
•
the development, pace of distribution and effectiveness of vaccines and therapeutic treatments; and
•
the general perception of those mitigating efforts where we operate, procure merchandise and raise capital.

Should the COVID-19 pandemic and/or its related after effects lead to further temporary closures of our physical stores; financial market volatility; adverse changes in economic conditions; adverse changes in consumer spending; increased operational risks; and/or further disruptions to our supply chain and distribution processes, our costs may increase, our sales and gross profit may decline and our stock price may decrease, any of which could negatively impact our results of operations, cash flows and financial condition.

Our customers and store employees are exposed to certain COVID-19-related safety risks at our physical stores. While we have taken measures to control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the established protocols cease to be effective, or are not followed, the health and safety of our employees and customers could be at risk. A future outbreak in our stores, distribution center or corporate headquarters could result in temporary or sustained workforce shortages or store or facility closures. Inadequate response by us, perceived or otherwise, could impact our costs, our reputation, and/or our ability to recruit a qualified workforce.

Failure to successfully manage and execute our marketing and pricing strategies could have a negative impact on our business. Our success and growth are partially dependent on generating customer traffic in order to gain sales momentum in our physical stores and drive traffic to our e-commerce platform. Effective use of CRM data and successful marketing efforts are necessary for us to reach customers through their desired mode of communication. Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products at effective price points could adversely affect our business and results of operations.

An increase in the cost, or a disruption in the flow, of imported goods may decrease our sales and profits. We rely on imported merchandise to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we purchase from domestic vendors and the smaller portion we import directly from overseas manufacturers. Our primary footwear manufacturers are located in China. Currently, most retailers, including us, are experiencing some form of disruption in their supply chains involving goods imported from Asian countries. To date, such disruption has increased our costs and negatively impacted our access to merchandise, particularly athletic footwear. Should the disruption continue or worsen, it may further increase the cost of the goods we purchase, limit our ability to acquire merchandise and decrease our sales and profits.

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
•
tariffs, import duties, import quotas, anti-dumping duties and other trade sanctions;
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

We may not realize the expected operating results, growth opportunities and other benefits of the Shoe Station acquisition. A significant portion of our growth strategy is based on growing the Shoe Station banner. Our ability to achieve our strategies will depend, in part, on our ability to realize the expected operating results, growth opportunities and other benefits from acquiring the Shoe Station assets. We may not realize these operating results, growth opportunities or other benefits within the expected time frames, or at all. The acquired Shoe Station banner may underperform relative to our expectations. Any of these impacts could have an adverse effect on our growth opportunities, business, results of operations and financial condition.

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

Various risks associated with our e-commerce platform may adversely affect our business and results of operations. E-commerce has been a rapidly growing sales channel and an increasing source of competition in the retail industry. We sell shoes and related accessories through our websites at www.shoecarnival.com and www.shoestation.com and through our related mobile app. We fulfill substantially all e-commerce orders from our store locations and from our distribution center. If we are unable to continue to grow our e-commerce sales, our sales, comparable store sales and gross profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows and financial condition.

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

Any significant interruptions in the operations of our third-party providers, over which we have no control, could have an adverse effect on our e-commerce operations. Any breach involving our customer information could harm our reputation or result in liability including, but not limited to, fines, penalties and costs of litigation, any of which could have an adverse effect on our operating results, financial condition and cash flows.

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
•
consumer trends, including the impact of higher prices on consumer goods;
•
fashion trends;
•
changes in our merchandise mix;
•
our ability to efficiently distribute merchandise;

•
timing and type of, and customer response to, sales events, promotional activities or other advertising;
•
the effectiveness of our inventory management;
•
new merchandise introductions; and
•
our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter and year to year, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly.

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

We may not be able to successfully execute our growth strategy, which could have an adverse effect on our business, financial condition and results of operations. We intend to continue to invest in omnichannel initiatives, which requires substantial investment in technology.

Our growth strategy requires that we continue to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we create more opportunities to connect with our customers through our omnichannel initiatives and as we grow the number of our physical stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the omnichannel initiatives or new or acquired stores into our business.

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be adversely affected. The success of our growth strategy will depend on a number of other factors, many of which are out of our control, including, among other things:

•
the acceptance of our banners and concepts in new markets;
•
our ability to provide adequate distribution to support growth;
•
our ability to source sufficient levels of inventory;
•
our ability to resolve downtime or technical issues related to our e-commerce platform, our order management and fulfillment systems and all other related systems that support our omnichannel strategy;
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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. Two branded suppliers, Nike, Inc. and Skechers U.S.A., Inc., collectively accounted for approximately 27% of our Net Sales in Fiscal 2022, 39% of our Net Sales in Fiscal 2021 and 43% in Fiscal 2020 (Nike, Inc. accounted for approximately 14% of our Net Sales in Fiscal 2022, 28% in Fiscal 2021 and 33% in Fiscal 2020 and Skechers U.S.A., Inc. accounted for approximately 13% of our Net Sales in Fiscal 2022, 11% in Fiscal 2021 and 10% in Fiscal 2020). Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have an adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

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

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our supply chain and access to customers. Our facilities, including our distribution center, our corporate headquarters and other offices and our retail stores, and the facilities of our third-party vendors and service providers could suffer if affected by:

•
natural disasters, such as fires, earthquakes, explosions, hurricanes, power shortages or outages, floods, monsoons, ice storms or tornadoes;
•
other public health crises such as pandemics and epidemics;
•
political crises such as terrorism, war, political instability, civil unrest or other conflict; or
•
other events outside of our control.

Disasters occurring at our distribution center, our corporate headquarters and other offices, our retail stores or the infrastructure of a key third-party vendor or service provider also could result in us being unable to deliver merchandise to our stores or directly to customers for a prolonged period and could impact our reputation and our customers’ perception of our brand. In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be adversely affected.

We could be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised. We rely on our information technology systems in operating and monitoring major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, point-of-sale support and financial systems. We regularly make investments to upgrade, enhance or replace our systems as well as leverage new technologies to support our operational strategies. Any delays or difficulties with such projects could have an adverse effect on our operational results, financial position and cash flows.

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

If our distribution center is shut down for any reason, if our information technology systems do not operate effectively or if we are the target of attacks or security breaches, we may suffer the loss of critical data, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce platform may be impacted and we could experience other interruptions or delays to our operations, which could have an adverse effect on our operating and financial performance.

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

Emerging technologies may create disruption to the retail industry. New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence, blockchain, Internet of Things, including voice and smart home devices, and other advanced technologies that may result in changes to our supply chain, distribution channels and point-of-sale capabilities.

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

We are exposed to physical and financial risks related to the uncertainty of climate change. A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our retail, distribution and corporate locations. These impacts could include, but are not limited to:

•
population shifts;

•
changes in the level of annual rainfall;
•
changes in the overall average temperature; and
•
changes to the frequency and severity of weather events such as hurricanes and other wind related events, thunderstorms, tornadoes and ice storms that can damage our facilities and impact our supply chain and distribution channels.

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

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources. We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse effect on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require us to devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

Human Capital Risks

Our failure to manage key executive succession and retention could adversely affect our business. Our business would be adversely affected if we fail to retain key executives, or to adequately plan for the succession of members of our executive management team. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and we have employment agreements with certain key executive officers, these plans and agreements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis.

Our failure to attract and retain qualified personnel could adversely affect our business. Our business model requires us to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Our ability to control costs and meet our labor needs in a rising wage and inflationary environment is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation, and changing demographics. If we are unable to attract and retain quality sales associates and management, embrace automation, such as robot and self-checkout technology, as necessary, or if market conditions or changes to minimum wage laws result in the need for higher wages paid to employees, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised and our financial condition, results of operations and cash flows may be adversely affected.

Financial and Liquidity Risks

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our credit agreement to finance our business strategy and meet our other liquidity needs. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We utilize our credit agreement to fund working capital, including inventory purchases, and special purpose standby letters of credit, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit agreement to fund operational needs. If we borrow funds under our credit agreement and interest rates materially increase from present levels, our financial results could be adversely affected.

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

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and certain intangible assets, such as goodwill and non-amortizing tradenames, are evaluated annually regardless of triggering events. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) have resulted, and in the future may result, in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

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

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2023. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 32.0% of our outstanding common stock. Mr. Weaver's adult daughter is the sole trustee of several grantor retained annuity trusts and, as a result, beneficially owns approximately 4.5% of our outstanding common stock held by such trusts. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Amended and Restated Articles of Incorporation, our By-Laws and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered three-year terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and advance notice requirements in connection with shareholder proposals or director nominations. The Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

ITEM 1B. Unresolved staff comments

None.

ITEM 2. PROPERTIES

Physical Stores

As of our Fiscal 2022 year end, we leased our 397 stores located across 35 states and Puerto Rico. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 51% provide for contingent rental payments based upon various specified percentages of sales. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Our traditional Shoe Carnival store prototype typically utilizes between 8,000 and 12,000 square feet of leased space and our Shoe Station store prototype utilizes between 12,000 to 20,000 square feet of leased space. The sales area comprises substantially all (greater than 80%) of our typical gross store footprint.

Following is a roll forward of our leased locations over the last five years:

	Historical Store Count
Fiscal Years	2022	2021	2020	2019	2018
Stores open at the beginning of the year	393	383	392	397	408
New store openings	4	1	4	1	3
Stores acquired	0	21	0	0	0
Store closings	0	(12)	(13)	(6)	(14)
Stores open at the end of the year	397	393	383	392	397
Stores relocated	0	2	0	4	1

Over the last several years, we performed a store improvement plan. As part of that plan, which was completed in Fiscal 2021, we identified underperforming stores and worked to address these stores' performance through renegotiation of lease terms, relocation, or closure. We closed 45 stores from Fiscal 2018 through Fiscal 2021. While we continue to actively monitor the store portfolio, we do not expect any further significant closures over the next several years.

The following table identifies the number of our stores in each state and Puerto Rico as of our Fiscal 2022 year end:

State/Territory		State/Territory
Alabama	21	New Jersey	1
Arkansas	10	New York	3
Arizona	3	North Carolina	18
Colorado	3	North Dakota	3
Delaware	1	Ohio	18
Florida	32	Oklahoma	7
Georgia	19	Pennsylvania	11
Idaho	4	Puerto Rico	5
Iowa	11	South Carolina	10
Illinois	30	South Dakota	2
Indiana	26	Tennessee	18
Kansas	5	Texas	48
Kentucky	12	Utah	2
Louisiana	11	Virginia	6
Michigan	13	Wisconsin	3
Missouri	22	West Virginia	6
Mississippi	9	Wyoming	1
Montana	1	Total Stores	397
Nebraska	2

Distribution Center

We operate a single 410,000 square foot distribution center located in Evansville, Indiana. Our facility can support the processing and distribution needs for approximately 470 stores. With additional resources added, including our right to expand the facility by 200,000 square feet, the current location could provide processing capacity for approximately 650 stores. We lease the facility from a third party. The lease expires in 2034.

Corporate Headquarters

We own our corporate headquarters located in Evansville, Indiana and lease office space for our Southern office located in Fort Mill, South Carolina.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.” As of March 17, 2023, there were approximately 123 holders of record of our common stock. We did not sell any unregistered equity securities during Fiscal 2022, 2021 or 2020.

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

Cash Dividends

During Fiscal 2022, we paid quarterly cash dividends of $0.09 per share in all four fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On March 14, 2023, the Board of Directors increased the quarterly cash dividend from $0.09 to $0.10 per share, an increase of 11%, for the first quarter of Fiscal 2023. The quarterly cash dividend of $0.10 per share will be paid on April 17, 2023 to shareholders of record as of the close of business on April 3, 2023.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of Fiscal 2022. For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout Fiscal 2022, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and to our non-employee directors upon the issuance of service-based restricted stock awards. We also repurchased 73,817 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards. We intend to continue issuing shares out of treasury to meet these needs.

The following table summarizes our repurchase activity during the fourth quarter of Fiscal 2022:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)
October 30, 2022 to November 26, 2022	0	$0.00	0	$19,485,041
November 27, 2022 to December 31, 2022	0	$0.00	0	$19,485,041
January 1, 2023 to January 28, 2023	2,963	$23.91	0	$50,000,000
	2,963		0

(1)
2,963 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 14, 2022, our Board of Directors authorized the 2023 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2023 and expiring on December 31, 2023. The 2023 Share Repurchase Program replaced the prior $50.0 million share repurchase program that was authorized in December 2021 and expired in accordance with its terms on December 31, 2022.

Credit Agreement's Impact on Share Repurchases and Dividends

Our amended and restated credit agreement, dated as of March 23, 2022 (our "Credit Agreement") contains certain restrictions on our ability to pay cash dividends and to repurchase shares of our common stock. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding under the Credit Agreement, we expect these restrictions would have no impact on our ability to pay cash dividends or execute share repurchases from cash on hand. The Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to pay cash dividends or repurchase shares of our common stock in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the distribution, and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. See Note 9 - "Debt" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for more information regarding the Credit Agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (the "MD&A") should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses Fiscal 2022 and Fiscal 2021 and year-over-year comparisons between Fiscal 2022 and Fiscal 2021. A discussion of Fiscal 2020 and year-over-year comparisons between Fiscal 2021 and Fiscal 2020 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022, filed with the United States SEC on March 25, 2022.

Given the significant impact of the COVID-19 pandemic on our Fiscal 2021 and Fiscal 2020 results, we have included certain comparisons in this MD&A between Fiscal 2022 and Fiscal 2019 to provide further context regarding our Fiscal 2022 results of operations. At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers. On December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. Our objective is to be the omnichannel retailer-of-choice for on-trend branded footwear for the entire family. Our product assortment, whether shopping in a physical store or on our e-commerce platform, includes dress, casual, and work shoes, sandals, boots and a wide assortment of athletic shoes. Our typical physical store carries shoes in two general categories – athletics and non-athletics with subcategories for men's, women's and children's, as well as a broad range of accessories. In addition to our physical stores, our e-commerce platform offers customers the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

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

The addition of the Shoe Station banner and retail locations has created a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. Due to the larger average size of our Shoe Station stores and the targeted, more affluent customer, these locations provide for a primary destination shopping experience.

We believe our distinctive shopping experiences give us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, Inc. ("Shoe Station"), a privately-held, family-owned shoe retailer. The Shoe Station assets were acquired for approximately $70.4 million, funded with cash on hand. We are continuing to operate the 21 locations acquired under the Shoe Station banner and have opened three new Shoe Station bannered stores since the acquisition. Shoe Station contributed Net Sales of $16.6 million during the period from the acquisition date through January 29, 2022 in Fiscal 2021 and $99.9 million in Fiscal 2022. We incurred acquisition and integration-related charges of $4.3 million ($3.2 million after tax, or $0.11 on a diluted per share basis) during Fiscal 2021. These charges were comprised of non-recurring expense related to the fair value adjustment to acquisition-date inventory of $1.1 million recorded in Cost of Goods Sold and $3.2 million of transaction costs and integration-related charges recorded in Selling, General and Administrative Expenses. See Note 3 — “Acquisition of Shoe Station” in our Notes to Consolidated Financial

Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for additional information on the acquisition.

Comparable Store Sales

Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ acquisition or grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce platforms associated with a physical store acquisition will not be included in comparable store sales until the initial physical stores are included. Our method for calculating comparable store sales in Fiscal 2022 and Fiscal 2021, therefore, does not include any sales activity from Shoe Station. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 will be included in comparable store sales calculations beginning in the first quarter of the fiscal year ending February 3, 2024 (Fiscal 2023).

Executive Summary

In Fiscal 2022, we delivered operating income margins and overall profitability more than double those generated pre-pandemic. These Fiscal 2022 results demonstrate the sustainability of our business and set the new benchmark for us going forward. For Fiscal 2022, Diluted Net Income per Share was the second highest year in our history and was only surpassed by Fiscal 2021. Our Diluted Net Income per Share in Fiscal 2022 grew in each quarter compared to Fiscal 2019's pre-pandemic results with growth compared to Fiscal 2019 of 107%, 160%, 151%, and 558%, respectively. Our total Diluted Net Income per Share earned over the past two fiscal years of $9.38 ($3.96 in Fiscal 2022 and $5.42 in Fiscal 2021) exceeded the Diluted Net Income per Share earned over the preceding 13 years combined.

Net Sales in Fiscal 2022 were $1.26 billion and were the second highest of any fiscal year in our history, only exceeded by Fiscal 2021. In a challenging economic environment, our Fiscal 2022 Net Sales increased 21.8% and comparable store sales increased 13.9% compared to pre-pandemic results in Fiscal 2019. Our physical store comparable store sales increased 8.9% and e-commerce Net Sales increased 85.4% compared to Fiscal 2019. Our Fiscal 2022 results were positively impacted by sustained higher gross profit margin compared to pre-pandemic results, new growth provided from the Shoe Station acquisition and growth in our Shoe Perks loyalty member program. More detail on each of these factors follows:

•
Gross profit margin in Fiscal 2022 was 37.1%, a 700 basis point increase compared to Fiscal 2019. This increase was due primarily to enhancements to our customer relationship management capabilities and promotional strategies, partially offset by increased distribution and freight costs, which reduced gross profit margin compared to Fiscal 2019 by 220 basis points.
•
Less promotional intensity resulted in higher average selling prices in Fiscal 2022 compared to Fiscal 2019, and these higher prices were the primary driver for the comparable store sales increase.
•
Shoe Station bannered stores contributed Net Sales of $99.9 million in Fiscal 2022 and $16.6 million in Fiscal 2021.
•
The 32.1 million Shoe Perks members as of January 28, 2023 represented an increase in new customers of 34% compared to Fiscal 2019 year end and 13% compared to Fiscal 2021 year end. Our Shoe Perks loyalty program members now include Shoe Station customers, which added over 1.4 million customers in Fiscal 2022.

Compared to Fiscal 2021, Net Sales were down 5.1% and comparable store sales declined 11.1% on lower traffic and sales volume. This decrease was due primarily to fluctuations in our customer base's income as impacted by government stimulus in Fiscal 2021, inflation in Fiscal 2022 and continued COVID-19-related manufacturing delays, which decreased availability of athletic inventory and athletic sales in Fiscal 2022.

Comparable store athletic sales were down 21.6% compared to Fiscal 2021 and were flat compared to Fiscal 2019. On a comparable store basis, non-athletic sales were flat compared to Fiscal 2021 and increased 29.5% compared to Fiscal 2019. Net Sales attributed to athletic sales were 42% in Fiscal 2022, compared to 50% in Fiscal 2021 and 51% in Fiscal 2019. Athletic sales began to show some improvement during the second half of Fiscal 2022, as athletic inventory availability began to improve.

We ended Fiscal 2022 with Merchandise Inventories of $390.4 million, an increase of $130.9 million over Fiscal 2019. Approximately 40% of the increase was inventory in Shoe Station stores acquired last year or opened this year and higher in-transit inventory. The remaining increase in inventory was supportive of the Net Sales increases compared to Fiscal 2019 and the expectation of increased sales in Fiscal 2023.

We had no borrowings outstanding under our credit agreement (the "Credit Agreement"), which was amended and restated during the first quarter of Fiscal 2022 and expires on March 23, 2027. We ended Fiscal 2022 with $63.0 million of Cash, Cash Equivalents and Marketable Securities.

We are currently in the process of modernizing our stores and plan to have over 60% of our stores modernized by the end of Fiscal 2023 and the full program complete in the Fiscal 2024 - Fiscal 2025 horizon. Through Fiscal 2022, 41% of the stores in our fleet have been remodeled.

We opened two Shoe Station stores in the fourth quarter of Fiscal 2022, ending Fiscal 2022 with 397 total stores, 373 Shoe Carnival stores and 24 Shoe Station stores. We are on track to operate 400 stores in the third quarter of Fiscal 2023.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of Net Sales for the following fiscal years:

	2022	2021	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	62.9	60.4	71.3	69.9
Gross profit	37.1	39.6	28.7	30.1
Selling, general and administrative expenses	25.5	24.0	26.5	24.9
Operating income	11.6	15.6	2.2	5.2
Interest income	(0.1)	0.0	0.0	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Income before income taxes	11.7	15.6	2.2	5.3
Income tax expense	3.0	4.0	0.6	1.2
Net income	8.7%	11.6%	1.6%	4.1%

Fiscal 2022 Compared to Fiscal 2021

Net Sales

Net Sales during Fiscal 2021 grew 36.2% compared to Fiscal 2020, with significant government stimulus distributions to our customer base in Fiscal 2021 and COVID-19 related temporary store closures occurring in the first half of Fiscal 2020. Net Sales decreased 5.1% in Fiscal 2022 versus this stimulus-elevated Fiscal 2021, but maintained growth of 21.8% versus pre-pandemic Fiscal 2019. The decrease in Net Sales between Fiscal 2022 and Fiscal 2021 was primarily the result of an 11.1% comparable store sales decline due largely to this fluctuation in spending by our customer base as impacted by government stimulus in Fiscal 2021 and inflation in Fiscal 2022 and continued COVID-19 related manufacturing delays, which decreased availability of athletic shoes in Fiscal 2022. Net Sales attributable to new stores, mostly the Shoe Station stores, partially offset the decrease in comparable store sales. E-commerce sales were approximately 10% of merchandise sales in Fiscal 2022, compared to 12% in Fiscal 2021.

Gross Profit

Gross Profit was $468.2 million in Fiscal 2022, a decrease of $58.6 million compared to Fiscal 2021. Gross profit margin in Fiscal 2022 was 37.1% compared to 39.6% in Fiscal 2021. Buying, distribution and occupancy costs increased 1.9 percentage points and merchandise margin decreased 0.6 percentage points as a percentage of Net Sales compared to Fiscal 2021. These changes were primarily the result of the impact of inflation and supply chain disruption on distribution and freight costs, other merchandise cost increases and the de-leveraging of other buying, distribution and occupancy costs due to lower Net Sales in Fiscal 2022.

Selling, General and Administrative Expenses ("SG&A")

SG&A increased $2.6 million in Fiscal 2022 to $321.7 million compared to $319.1 million in Fiscal 2021. This increase was primarily attributable to our Shoe Station operations and increased depreciation expense resulting from our investment in property and equipment related to our store portfolio modernization plan. These increases were partially offset by lower incentive compensation and advertising expense. As a percentage of Net Sales, SG&A was 25.5% in Fiscal 2022 compared to 24.0% in Fiscal 2021.

Fiscal 2021 SG&A included $3.2 million of transaction costs and integration related charges related to the Shoe Station acquisition.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $1.1 million in Fiscal 2022 compared to Fiscal 2021. This increase was primarily due to higher interest earned on invested cash balances and lower unused commitment fees under the Credit Agreement as compared to our prior credit agreement.

Income Taxes

The effective income tax rate for Fiscal 2022 was 25.2% compared to 25.3% for Fiscal 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are $63.0 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of Fiscal 2022, cash generated from operations and availability under our $100 million Credit Agreement. While the effects of the COVID-19 pandemic and other economic uncertainty associated with inflation and constrained supply chains, among other macroeconomic uncertainty, make our operating cash flow less predictable, we believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of other capital projects, including investments in new systems. As part of our growth strategy, we may also pursue additional strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $50.4 million in Fiscal 2022 compared to $147.9 million during Fiscal 2021. The change in operating cash flow was primarily driven by increased earnings in Fiscal 2021 and replenishing merchandise inventory levels in Fiscal 2022.

Working capital increased on a year-over-year basis and totaled $312.4 million at January 28, 2023 compared to $288.4 million at January 29, 2022. The increase was primarily attributable to higher merchandise inventory levels, partially offset by lower cash balances due to increased investment in property and equipment related to our store portfolio modernization plan and increased share repurchases. Our current ratio was 3.0 as of January 28, 2023, compared to 2.9 as of January 29, 2022.

Cash Flow - Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During Fiscal 2022 and Fiscal 2021, we expended $77.3 million and $31.4 million, respectively, for the purchases of property and equipment, primarily related to our store portfolio modernization plan.

During Fiscal 2021, we acquired the physical stores and substantially all of the assets and liabilities of Shoe Station and finalized the purchase price in Fiscal 2022, paying approximately $70.4 million. In Fiscal 2021 we also invested on a net basis approximately $17.2 million in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these Marketable Securities, net of sales and mark to market activity, was $11.6 million at January 28, 2023, compared to $15.0 million at January 29, 2022. Additional information regarding the Shoe Station acquisition can be found in Note 3 -“Acquisition of Shoe Station” and regarding the marketable securities can be found in Note 4 - “Fair Value of Financial Instruments” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Cash Flow - Financing Activities

Our cash outflows for financing activities are typically for cash dividend payments, share repurchases or payments on our Credit Agreement. Shares of our common stock can be either acquired as part of a publicly announced repurchase program or withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that are settled in shares. Our cash inflows from financing activities generally reflect stock issuances to employees under our Employee Stock Purchase Plan and borrowings under our Credit Agreement.

During Fiscal 2022, net cash used in financing activities was $42.5 million compared to $17.7 million during Fiscal 2021. The increase in net cash used in financing activities was primarily due to the repurchase of $30.5 million of shares in Fiscal 2022, compared to the repurchase of $7.1 million of shares in Fiscal 2021, associated with our Board of Directors’ authorized share repurchase program. During Fiscal 2022 and Fiscal 2021, we did not borrow or repay funds under our Credit Agreement. Letters of credit outstanding were $700,000 at January 28, 2023, and our borrowing capacity was $99.3 million.

Our Credit Agreement requires us to maintain compliance with various financial covenants. See Note 9 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its covenants. We were in compliance with these covenants as of January 28, 2023.

Store Openings and Closings – Fiscal 2023

Increasing market penetration by adding new stores is a key component of our growth strategy. Through a combination of both organic and acquired store growth, we aim to operate approximately 10 to 20 new stores in Fiscal 2023, with additional store growth acceleration in 2024 and beyond. We expect limited, if any, store closures over the next several years.

Capital Expenditures – Fiscal 2023

Capital expenditures for Fiscal 2023 are expected to be between $60 million and $70 million, with approximately $55 million to $60 million to be used for new stores and modernization and approximately $5 million to $10 million for upgrades to our distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on ongoing supply chain disruptions and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

Four quarterly cash dividends of $0.09 per share were approved and paid during Fiscal 2022, and in Fiscal 2021 four quarterly dividends of $0.07 per share were approved and paid. During Fiscal 2022 and Fiscal 2021, we returned $10.0 million and $8.0 million, respectively, in cash to our shareholders through our quarterly dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, subject to the restrictions in our Credit Agreement. See Note 9 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

Share Repurchase Program

On December 14, 2022, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2023 (the “2023 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2023 and in accordance with applicable laws, rules and regulations. The 2023 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, subject to the restrictions in our Credit Agreement. See Note 9 – "Debt" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

The 2023 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2021, became effective January 1, 2022 and expired in accordance with its terms on December 31, 2022. Shares totaling 1,134,524 were repurchased during Fiscal 2022 at a cost of $30.5 million. Shares totaling 208,662 were repurchased during Fiscal 2021 at a cost of $7.1 million and no repurchases were made in Fiscal 2020. Share repurchase activity in Fiscal 2021 and Fiscal 2020 was impacted by the COVID-19 pandemic.

Leases

Rent-related payments made in Fiscal 2022 totaled $83.9 million. As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and will increase in future years due to expected organic and acquired store growth. These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other lease related charges. See Note 10 – “Leases” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.

(Unaudited, in thousands, except per share amounts)

Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$317,527	$312,268	$341,661	$290,779
Gross profit	112,863	113,130	130,849	111,322
Operating income	35,384	38,789	43,577	28,694
Net income	26,897	28,909	32,652	21,610
Net income per share – Diluted [1]	$0.95	$1.04	$1.18	$0.79

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$328,457	$332,230	$356,336	$313,371
Gross profit	130,158	135,752	144,056	116,821
Operating income	57,603	59,714	62,424	27,913
Net income	43,242	44,212	46,836	20,591
Net income per share – Diluted [1]	$1.51	$1.54	$1.64	$0.72

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

Over the last several years, we performed a store improvement plan. As part of the plan, which was completed in Fiscal 2021, we identified underperforming stores and worked to address these stores' performance through renegotiation of lease terms, relocation, or closure. We closed 45 stores from Fiscal 2018 through Fiscal 2021. While we continue to actively monitor the store portfolio, we do not expect any further significant closures over the next several years.

When we identify a store that produces or may potentially produce low or negative contribution, we either renegotiate lease terms, relocate or close the store. In instances when underperformance indicates the carrying value of a store’s assets may not be recoverable, we impair the store. Although store closings could reduce our overall Net Sales volume, we believe that the store closings we effected in the last several fiscal years resulted in long-term improvements to our Operating Income and Diluted Net Income per Share. Depending upon the results of lease negotiations with certain landlords of underperforming stores, we may increase or decrease the number of store closures in future periods.

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

Store Openings, Closings and Impairment Charges – Impact on Fiscal 2022 and Fiscal 2021

In Fiscal 2022, we opened four new stores. The initial average inventory investment for the new stores in Fiscal 2022 was $1.4 million, capital expenditures were $1.6 million and lease incentives received from our landlords were $212,000. In Fiscal 2021, we opened one new store. The initial inventory investment for the new store was $469,000, capital expenditures were $299,000 and lease incentives received from our landlord were $100,000.

Pre-opening expenses for the four stores opened in Fiscal 2022 included in Cost of Sales and SG&A expenses were approximately $1.3 million, or an average of $320,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During Fiscal 2021, we expended $77,000 in pre-opening expenses for the one new store.

There were no store closing costs in Fiscal 2022 and total store closing costs were $1.9 million associated with closing 12 stores in Fiscal 2021. We recorded non-cash impairment charges on a majority of these stores and also recognized impairment charges on other underperforming stores in Fiscal 2021. There were no non-cash impairment charges recognized in Fiscal 2022, while non-cash impairment charges of $1.3 million were included in store closing costs in Fiscal 2021. In addition to non-cash impairment charges, store closing costs can include fixed asset write-offs, employee severance, lease termination fees, store tear-down and clean-up expenses and acceleration of expenses and deferred lease incentives.

In total, store opening and closing costs impacting SG&A expenses were $1.0 million in Fiscal 2022 and $1.9 million in Fiscal 2021. Store opening and closing costs included in Cost of Sales were expenses of $178,000 in Fiscal 2022 and $50,000 in Fiscal 2021.

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

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise Inventories as of January 28, 2023 totaled $390.4 million, representing approximately 39% of total assets. Merchandise Inventories as of January 29, 2022 totaled $285.2 million, representing approximately 35% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

If the estimated future cash flows for a store are determined to be less than the carrying value of the store’s assets, an impairment loss is recorded for the difference between the estimated fair value and the carrying value. We estimate the fair value of our long-lived assets using store-specific cash flow assumptions discounted by a rate commensurate with the risk involved with such assets while incorporating marketplace assumptions. Our assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores, are subject to a high degree of judgment. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in SG&A. If actual operating results or market conditions differ from those anticipated, the carrying value of certain of our assets may prove unrecoverable and we may incur additional impairment charges in the future.

Valuation of Goodwill and Intangible Assets – Our indefinite-lived assets include Goodwill and non-amortizing Intangible Assets (trade name) resulting from the acquisition of Shoe Station in Fiscal 2021. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill and indefinite-lived Intangible Assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We performed our annual impairment testing as of the first day of the fourth fiscal quarter, beginning in Fiscal 2022.

In performing impairment tests for our Goodwill in Fiscal 2022, we opted to complete a quantitative assessment at the Shoe Station banner level as opposed to relying on a qualitative assessment as permitted in the guidance. This quantitative assessment required that the estimated fair value of a reporting unit’s net assets, including Goodwill, be calculated and compared to its carrying amount. If that estimated fair value is in excess of the carrying amount, no impairment is recognized. We performed this assessment on October 30, 2022. We estimated the fair value of the net assets tested using a discounted cash flow model. This income-based approach required significant judgment to estimate future cash flows, including revenue growth inclusive of long-term growth rate assumptions and the discount rate. With respect to the trade name, we also tested its carrying amount for impairment at the Shoe Station banner level using the same revenue growth and discount rate assumptions and an assumed royalty rate. Significant changes in our estimates and assumptions could affect our fair value calculations. Our estimate of fair value exceeded the carrying amounts and therefore resulted in no impairment.

Leases – We lease our retail stores, our single distribution center and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), which we adopted in Fiscal 2019, on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. The weighted average discount rate utilized in Fiscal 2022 and Fiscal 2021 was 4.2% and 5.2%, respectively.

As of the date of adoption of ASC 842, for new leases, renewals or amendments and when we make material investments in leased properties pursuant to our store modernization plan, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial and modified right-of-use assets. The amount of amortized rent expense would vary if different estimates and assumptions were used.

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

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our current and future income taxes for each tax jurisdiction in which we operate. Significant judgment is required in determining our annual tax expense and evaluating our tax positions. As a part of this process, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Our temporary timing differences relate primarily to inventory, property and equipment, right-of-use assets, operating lease liabilities, goodwill and non-amortizing intangible assets. Deferred tax assets and liabilities are measured using the tax rates enacted and expected to be in effect in the years when those temporary differences are expected to reverse. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain.

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

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and related impacts.

Historical Financial and Operating Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years. A more detailed description of the fluctuations among Fiscal 2018 – Fiscal 2021 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1)	2022	2021	2020	2019	2018
Income Statement Data:
Net sales	$1,262,235	$1,330,394	$976,765	$1,036,551	$1,029,650
Gross profit	$468,164	$526,787	$279,982	$311,869	$308,992
Operating income	$146,444	$207,654	$21,865	$54,209	$49,760
Net income	$110,068	$154,881	$15,991	$42,914	$38,135
Diluted net income per share	$3.96	$5.42	$0.56	$1.46	$1.23

Dividends declared per share	$0.360	$0.280	$0.178	$0.168	$0.158

Balance Sheet Data:
Cash and cash equivalents	$51,372	$117,443	$106,532	$61,899	$67,021
Total assets (2)	$989,781	$812,264	$642,747	$628,374	$417,999
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$525,568	$452,533	$310,176	$297,363	$304,433

Operating Data:
Stores open at end of year	397	393	383	392	397
Comparable store sales (3)	-11.1%	35.3%	-5.3%	1.9%	4.3%
Square footage of store space at year end (000’s)	4,505	4,419	4,146	4,220	4,268
Average sales per store (000’s) (4)(6)	$3,159	$3,473	$2,503	$2,475	$2,473
Average sales per square foot (5)(6)	$281	$321	$237	$245	$236

(1) Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2022, 2021, 2020, 2019 and 2018 relate respectively to the fiscal years ended January 28, 2023, January 29, 2022, January 30, 2021, February 1, 2020 and February 2, 2019. Fiscal years 2022, 2021, 2020, 2019 and 2018 all consisted of 52 weeks.

(2) In Fiscal 2019, we adopted ASC 842 on a modified retrospective basis, which required us to recognize leased assets and obligations on our balance sheet. See Note 10 – “Leases” in our Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion.

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

(4) Average sales per store includes e-commerce sales that are in close proximity to a physical store.

(5) Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(6) In fiscal years 2021, 2020, 2019 and 2018, average sales per store and average sales per square foot include only Shoe Carnival banner stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit agreement during Fiscal 2022.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Merchandise Inventories — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Factors considered in determining if inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from vendors and current and expected future sales trends. The Company also reviews aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. The Company reduces the value of inventory to its estimated net realizable value where cost exceeds the estimated future selling price.

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
•
Making inquiries of management regarding current and expected future sales trends and evaluating external communications by analysts.
•
Evaluating management’s ability to accurately forecast future sales trends and inventory losses by comparing actual results to management’s historical forecasts.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 24, 2023

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	January 28, 2023	January 29, 2022
Assets
Current Assets:
Cash and cash equivalents	$51,372	$117,443
Marketable securities	11,601	14,961
Accounts receivable	3,052	14,159
Merchandise inventories	390,390	285,205
Other	13,308	10,264
Total Current Assets	469,723	442,032
Property and equipment – net	141,435	88,533
Operating lease right-of-use assets	318,612	220,952
Intangible assets	32,600	32,600
Goodwill	12,023	11,384
Deferred income taxes	0	2,699
Other noncurrent assets	15,388	14,064
Total Assets	$989,781	$812,264

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$78,850	$69,092
Accrued and other liabilities	20,281	33,053
Current portion of operating lease liabilities	58,154	51,563
Total Current Liabilities	157,285	153,708
Long-term portion of operating lease liabilities	285,074	194,788
Deferred income taxes	11,844	0
Deferred compensation	9,840	10,901
Other	170	334
Total Liabilities	464,213	359,731

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period	410	410
Additional paid-in capital	83,423	80,681
Retained earnings	653,450	553,487
Treasury stock, at cost, 13,883,902 and 12,882,789 shares, respectively	(211,715)	(182,045)
Total Shareholders’ Equity	525,568	452,533
Total Liabilities and Shareholders’ Equity	$989,781	$812,264

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$1,262,235	$1,330,394	$976,765
Cost of sales (including buying, distribution and occupancy costs)	794,071	803,607	696,783
Gross profit	468,164	526,787	279,982
Selling, general and administrative expenses	321,720	319,133	258,117
Operating income	146,444	207,654	21,865
Interest income	(972)	(24)	(97)
Interest expense	294	478	412
Income before income taxes	147,122	207,200	21,550
Income tax expense	37,054	52,319	5,559
Net income	$110,068	$154,881	$15,991
Net income per share:
Basic	$4.00	$5.49	$0.57
Diluted	$3.96	$5.42	$0.56
Weighted average shares:
Basic	27,543	28,233	28,133
Diluted	27,812	28,596	28,496

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at February 1, 2020	41,049	(13,034)	$410	$79,773	$395,761	$(178,581)	$297,363
Dividends ($0.178 per share)					(5,097)		(5,097)
Employee stock purchase plan purchases		16		(29)		224	195
Stock-based compensation awards		323		(4,467)		4,467	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(144)				(1,736)	(1,736)
Stock-based compensation expense				3,460			3,460
Net income					15,991		15,991
Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends ($0.28 per share)					(8,049)		(8,049)
Employee stock purchase plan purchases		5		82		78	160
Stock-based compensation awards		248		(3,400)		3,400	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(88)				(2,750)	(2,750)
Purchase of common stock for Treasury		(209)				(7,147)	(7,147)
Stock-based compensation expense				5,262			5,262
Net income					154,881		154,881
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends ($0.36 per share)					(10,105)		(10,105)
Employee stock purchase plan purchases		9		47		140	187
Stock-based compensation awards		198		(2,880)		2,880	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(74)				(2,175)	(2,175)
Purchase of common stock for Treasury		(1,134)				(30,515)	(30,515)
Stock-based compensation expense				5,575			5,575
Net income					110,068		110,068
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	January 28, 2023	January 29, 2022	January 30, 2021
Cash Flows From Operating Activities
Net income	$110,068	$154,881	$15,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,196	18,752	16,114
Stock-based compensation	5,434	5,531	3,883
(Gain) Loss on retirement and impairment of assets, net	(501)	1,404	2,807
Deferred income taxes	14,543	2,936	2,198
Non-cash operating lease expense	47,766	43,011	42,008
Other	962	4,566	2,035
Changes in operating assets and liabilities:
Accounts receivable	11,410	(6,196)	(4,372)
Merchandise inventories	(106,192)	(24,281)	26,229
Operating lease liabilities	(48,992)	(46,562)	(38,477)
Accounts payable and accrued liabilities	925	3,781	2,510
Other	(8,181)	(9,930)	(7,531)
Net cash provided by operating activities	50,438	147,893	63,395
Cash Flows From Investing Activities
Purchases of property and equipment	(77,293)	(31,387)	(12,396)
Investments in marketable securities and other	(976)	(18,975)	0
Sales of marketable securities and other	3,850	1,800	303
Acquisition, net of cash acquired	385	(70,685)	0
Net cash used in investing activities	(74,034)	(119,247)	(12,093)
Cash Flows From Financing Activities
Borrowings under line of credit	0	0	24,903
Payments on line of credit	0	0	(24,903)
Proceeds from issuance of stock	187	160	195
Dividends paid	(9,972)	(7,998)	(5,128)
Purchase of common stock for treasury	(30,515)	(7,147)	0
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,175)	(2,750)	(1,736)
Net cash used in financing activities	(42,475)	(17,735)	(6,669)
Net (decrease) increase in cash and cash equivalents	(66,071)	10,911	44,633
Cash and cash equivalents at beginning of year	117,443	106,532	61,899
Cash and cash equivalents at end of year	$51,372	$117,443	$106,532
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$303	$479	$392
Cash paid during year for income taxes	$23,933	$50,466	$3,144
Capital expenditures incurred but not yet paid	$3,157	$5,949	$1,440
Dividends declared but not yet paid	$316	$184	$133

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2022, 2021 and 2020 relate to the fiscal years ended January 28, 2023 ("Fiscal 2022"), January 29, 2022 ("Fiscal 2021") and January 30, 2021 ("Fiscal 2020"), respectively. Fiscal years 2022, 2021 and 2020 all consisted of 52 weeks.

Impact of the COVID-19 Pandemic on Fiscal 2020 Results

Our operations were significantly disrupted by the outbreak of a novel strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The U.S. Government, as well as the vast majority of states and local governments, took unprecedented measures to control the spread of COVID-19 and to provide stimulus as a mitigating measure to deteriorating economic conditions and increasing unemployment.

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

We did not have any stores closed as of January 28, 2023, or for extended periods during Fiscal 2022 or Fiscal 2021 due to the pandemic.

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

Cash and Cash Equivalents

We had Cash and Cash Equivalents of $51.4 million at January 28, 2023 and $117.4 million at January 29, 2022. Credit and debit card receivables and receivables due from a third party totaling $6.3 million and $6.7 million were included in cash equivalents at January 28, 2023 and January 29, 2022, respectively. Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 28, 2023 and January 29, 2022, all invested cash was held in money market mutual funds. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

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

Leases

We evaluate whether a contract is an operating or finance lease at its inception or at its acquisition. All of our leases are classified as operating leases as of January 28, 2023. Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

On the lease commencement date, we recognize a right-of-use ("ROU") asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. As the rate implicit in our leases is not readily determinable, we utilize an incremental borrowing rate for the initial measurement and any subsequent remeasurements of ROU assets and liabilities, which is determined through the development of a synthetic credit rating.

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

In addition to fixed minimum rental payments set forth in our leases, the measurement of ROU assets and liabilities can also include prepaid rent, landlord incentives (such as construction and tenant improvement allowances), fixed payments related to lease components (such as rent escalation payments scheduled at the lease commencement date), fixed payments related to non-lease components (such as common area maintenance (“CAM”), real estate taxes and insurance) and initial direct costs incurred in conjunction with securing a lease.

The measurement of ROU assets and liabilities excludes amounts related to variable payments related to lease components (such as contingent rent payments based on performance), variable payments related to non-lease components (such as CAM, real estate taxes and insurance) and non-store related leases with an initial term of 12 months or less.

For new leases, renewals or amendments, or when we make material investments in leased properties pursuant to our modernization plan, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial ROU assets. The amount of amortized rent expense would vary if different estimates and assumptions were used.

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

Goodwill and Intangible Asset Impairment Testing

Goodwill recorded on our Consolidated Balance Sheets resulted from our acquisition of substantially all of the assets and liabilities of Shoe Station, Inc. ("Shoe Station") and is based on a fair value allocation of the purchase price at the time of acquisition. Goodwill is charged to expense only when it is impaired. We test for Goodwill impairment at the Shoe Station banner level. This test is performed at least annually and is performed at the beginning of our fiscal fourth quarter. No goodwill impairments were recognized in Fiscal 2022.

We also annually test non-amortizing Intangible Assets for impairment. Tradenames acquired as part of the Shoe Station acquisition are our primary non-amortizing Intangible Assets. No impairments were recognized in Fiscal 2022.

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

Advertising Costs

Digital media, print, television, radio, outdoor media and internal production costs are expensed when incurred. External production costs are expensed in the period the advertisement first takes place. Advertising expenses included in Selling, General and Administrative Expenses were $55.9 million, $58.7 million and $42.1 million in fiscal years 2022, 2021 and 2020, respectively.

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

Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Consolidated Statements of Income:

	Fiscal Year Ended
	January 28, 2023			January 29, 2022			January 30, 2021
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$110,068			$154,881			$15,991
Conversion of share-based compensation arrangements	0			0			0
Net income available for basic common shares and basic net income per share	$110,068	27,543	$4.00	$154,881	28,233	$5.49	$15,991	28,133	$0.57
Diluted Net Income per Share:
Net income	$110,068			$154,881			$15,991
Conversion of share-based compensation arrangements	0	269		0	363		0	363
Net income available for diluted common shares and diluted net income per share	$110,068	27,812	$3.96	$154,881	28,596	$5.42	$15,991	28,496	$0.56

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. A small portion of these awards that were outstanding at the beginning of Fiscal 2020 had a non-forfeitable right to dividends. The computation of Diluted Net Income per Share excluded approximately 7,000 unvested stock-based awards for Fiscal 2022 and approximately 2,000 unvested stock-based awards for Fiscal 2020 because the impact would be anti-dilutive. For Fiscal 2021, all unvested stock-based awards were dilutive.

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

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued guidance related to reference rate reform, which addresses contract modifications that may be necessary due to the expected discontinuance of LIBOR as a broadly used reference rate. The guidance was effective immediately and is available for contract modifications made through December 31, 2024. We adopted the guidance at the beginning of Fiscal 2022. This adoption did not have any impact on our consolidated financial position, results of operations or cash flows.

In October 2021, the FASB issued guidance related to accounting for contract assets and contract liabilities from contracts with customers in a business combination. Companies will be required to apply the definition of a performance obligation under Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. The guidance became effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the guidance at the beginning of Fiscal 2022. This adoption did not have any impact on our consolidated financial position, results of operations or cash flows.

Note 3 – Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets of Shoe Station for total consideration of $70.3 million, net of $77,000 of cash acquired. The purchase price paid was funded with available cash on hand. As of our Fiscal 2022 year end, we operated 24 stores across five states in the Southeast under the Shoe Station banner, inclusive of the 21 stores acquired and three additional stores opened since the acquisition. The addition of a new brand and new retail locations to the Shoe Carnival portfolio has created a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics.

The results of Shoe Station are included in our consolidated financial statements since the acquisition date. Net Sales attributed to the Shoe Station banner were $99.9 million in Fiscal 2022 and $16.6 million from the acquisition date through January 29, 2022. Acquisition-related costs of $3.2 million were expensed as incurred and are included in Selling, General and Administrative Expenses in our Consolidated Statements of Income in Fiscal 2021.

The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed and reflects minor adjustments to the preliminary purchase price allocation as of January 29, 2022. The excess purchase price over the fair value of net assets acquired was allocated to Goodwill. The purchase price allocation was considered complete as of December 3, 2022.

(In thousands)
Fair value of identifiable assets and liabilities:
Merchandise inventories	$27,708
Other assets	3,404
Property and equipment, net	6,045
Operating lease ROU assets	14,620
Shoe Station trade names	32,600
Goodwill	12,023
Total assets	$96,400
Accounts payable	6,104
Operating lease liabilities	18,235
Accrued and other liabilities	1,761
Total liabilities	$26,100
Purchase Price:
Total consideration, net of cash acquired	$70,300

We are treating Shoe Station trade names as indefinite-lived Intangible Assets; therefore, Goodwill and the Shoe Station trade names are charged to expense only if impaired. Goodwill and the indefinite-lived Intangible Assets are expected to be fully deductible for tax purposes over 15 years.

Note 4 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at January 28, 2023 and January 29, 2022:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 28, 2023:
Cash equivalents – money market mutual funds	$45,265	$0	$0	$45,265
Marketable securities - mutual funds that fund deferred compensation	11,601	0	0	11,601
Total	$56,866	$0	$0	$56,866

As of January 29, 2022:
Cash equivalents – money market mutual funds	$115,528	$0	$0	$115,528
Marketable securities - mutual funds that fund deferred compensation	14,961	0	0	14,961
Total	$130,489	$0	$0	$130,489

During Fiscal 2021, we invested in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of January 28, 2023, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of January 28, 2023, the balance in our deferred compensation plan was $11.3 million, of which $1.5 million was in Accrued and Other Liabilities based on scheduled payments due within the next 12 months and $9.8 million was in Deferred compensation, a long-term liability. To the extent there are funds in excess of the total non-qualified deferred compensation plan liability, such funds are invested in a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these marketable securities are not held in a rabbi trust. We have recognized cumulative unrealized losses of $2.9 million related to equity securities still held at January 28, 2023.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities approximate their carrying values because of their short-term nature.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for fiscal years 2022, 2021 and 2020 are as follows:

(In thousands)	January 28, 2023		January 29, 2022		January 30, 2021
Non-Athletics:
Women's	$348,632	28%	$317,144	24%	$213,095	22%
Men's	208,756	17	189,294	14	132,057	14
Children's	92,664	7	87,926	6	54,706	5
Total	650,052	52	594,364	44	399,858	41
Athletics:
Women's	181,348	14	212,669	16	180,664	18
Men's	204,766	16	264,417	20	214,010	22
Children's	150,622	12	183,211	14	125,728	13
Total	536,736	42	660,297	50	520,402	53
Accessories	68,757	5	67,168	5	48,282	5
Other	6,690	1	8,565	1	8,223	1
Total	$1,262,235	100%	$1,330,394	100%	$976,765	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at January 28, 2023 and January 29, 2022.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. At January 28, 2023, approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities. At January 29, 2022, approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At January 28, 2023 and January 29, 2022, approximately $2.4 million and $2.3 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in Net Sales were $5.5 million, $6.1 million and $4.4 million during fiscal years 2022, 2021 and 2020, respectively. At January 28, 2023 and January 29, 2022, approximately $844,000 and $852,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Property and Equipment

The following is a summary of Property and Equipment:

(In thousands)	January 28, 2023	January 29, 2022
Land	$1,564	$1,564
Buildings	7,670	7,525
Furniture, fixtures and equipment	202,790	170,321
Leasehold improvements	163,929	129,550
Total	375,953	308,960
Less accumulated depreciation and amortization	(234,518)	(220,427)
Property and equipment – net	$141,435	$88,533

Total depreciation expense associated with Property and Equipment was $20.9 million in Fiscal 2022, $14.7 million in Fiscal 2021 and $14.8 million in Fiscal 2020. As of both January 28, 2023 and January 29, 2022, there was approximately $13.3 million of construction work in process included in Property and Equipment, primarily related to store remodel and new store construction activity.

No impairment charges were recorded in Fiscal 2022. In fiscal years 2021 and 2020, we recorded impairment charges of $1.3 million and $3.1 million on long-lived assets held and used, respectively. Impairment charges are included in Selling, General and Administrative Expenses in our Consolidated Statements of Income.

Note 7 – Cloud Computing Arrangements that are Service Contracts

We have engaged third-party providers to host software for us, including our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems. These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts. Net capitalized costs related to cloud computing arrangements as of January 28, 2023 and January 29, 2022 were $16.7 million and $15.6 million, respectively. Total amortization expense related to these arrangements was $2.3 million during Fiscal 2022, $4.0 million during Fiscal 2021 and $1.3 million during Fiscal 2020. As of January 28, 2023, approximately $3.0 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $13.7 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets. As of January 29, 2022, approximately $2.8 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $12.8 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets.

Note 8 – Accrued and Other Liabilities

Accrued and Other Liabilities consisted of the following:

(In thousands)	January 28, 2023	January 29, 2022
Employee compensation and benefits	$8,474	$15,454
Sales and use tax	2,416	2,270
Gift cards	2,399	2,323
Self-insurance reserves	1,721	3,585
Current portion of non-qualified deferred compensation	1,514	3,725
Other	3,757	5,696
Total accrued and other liabilities	$20,281	$33,053

Note 9 – Debt

On March 23, 2022 we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our existing credit agreement (the "Previous Credit Agreement"). This $100 million amended and restated credit agreement is collateralized by our inventory, expires on March 23, 2027 and contains a swingline sublimit of $15 million. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. The Credit Agreement also provides that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. We were in compliance with these covenants at January 28, 2023.

Among other restrictions, the Credit Agreement also limits our ability to incur additional secured or unsecured debt to $20 million. The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

The Previous Credit Agreement was terminated on March 23, 2022. At its termination, the Previous Credit Agreement contained covenants which stipulated: (1) Total Shareholders’ Equity (as defined in the Previous Credit Agreement) could not fall below $250 million at the end of each fiscal quarter; (2) the ratio of funded debt plus three times rent expense to EBITDA (as defined in the Previous Credit Agreement) plus rent expense could not exceed 3.0 to 1.0, except for the fiscal quarters ending on or about July 31, 2020; October 31, 2020; and January 31, 2021; (3) the aggregate amount of cash dividends for a fiscal year could not exceed $10 million; and (4) distributions in the form of redemptions of Equity Interests (as defined in the Previous Credit Agreement) could be made solely with cash on hand so long as before and immediately after such distributions there were no revolving loans outstanding under the Previous Credit Agreement. We were in compliance with these covenants at January 29, 2022.

At its termination, the Previous Credit Agreement bore interest, at our option, at (1) the agent bank’s prime rate as defined in the Previous Credit Agreement plus 1.0%, with the prime rate defined as the greater of (a) the Federal Fund rate plus 0.50% or (b) the interest rate announced from time to time by the agent bank as its “prime rate” or (2) LIBOR plus 1.50% to 2.50%, depending on our achievement of certain performance criteria. If the stated LIBOR rate was less than 0.75%, the LIBOR rate for purposes of calculating the interest rate under the Previous Credit Agreement would have been 0.75%. A commitment fee was charged at 0.30% to 0.40% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment.

No borrowings were outstanding under the credit agreements as of January 28, 2023 and January 29, 2022 and we did not borrow under the credit agreements during Fiscal 2022 or Fiscal 2021. As of January 28, 2023, there were $700,000 in letters of credit outstanding and $99.3 million available to us for borrowing under the Credit Agreement.

Note 10 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. We do not have any leases with related parties. In addition, we do not have any sublease arrangements with any related party or third party. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease-related costs reported in our Consolidated Statements of Income were as follows:

(In thousands)	2022	2021	2020
Operating lease cost	$60,777	$54,417	$53,418
Variable lease cost
CAM, property taxes and insurance	19,001	18,914	19,805
Percentage rent and other variable lease costs	1,231	2,723	2,008
Total	$81,009	$76,054	$75,231

During Fiscal 2020, we deferred lease payments of approximately $3.1 million during April, May and June pursuant to arrangements reached with various landlords. These deferrals were substantially repaid over the remainder of Fiscal 2020. We accounted for these arrangements as if they were part of the enforceable rights and obligations of the existing contracts, not as lease modifications. Rent continued to be recognized on a straight line basis for contracts with these deferrals.

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$48,991	$46,562	$38,477
ROU assets obtained in exchange for operating lease liabilities[1]	$146,996	$64,058	$36,290

	As of	As of	As of
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted-average remaining lease term for operating leases (in years)	7.3	6.0	6.1
Weighted-average discount rate for operating leases	4.2%	5.2%	5.2%

1) Includes ROU assets added as part of the Shoe Station acquisition described in Note 3 - "Acquisition of Shoe Station"

The following table reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to our operating lease liabilities as of January 28, 2023:

(In thousands)	Operating Leases
2023	$71,596
2024	61,821
2025	50,619
2026	49,713
2027	42,946
Thereafter to 2034	119,396
Total undiscounted lease payments	396,091
Less: Imputed interest	52,863
Total operating lease liabilities	343,228
Less: Current portion of operating lease liabilities	58,154
Long-term portion of operating lease liabilities	$285,074

Note 11 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2022	2021	2020
Current:
Federal	$15,542	$38,576	$2,233
State	4,919	8,076	887
Puerto Rico	2,050	2,730	241
Total current	22,511	49,382	3,361
Deferred:
Federal	11,712	1,296	2,122
State	1,878	390	(294)
Puerto Rico	-	-	133
Total deferred	13,590	1,686	1,961
Valuation allowance	953	1,251	237
Total provision	$37,054	$52,319	$5,559

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2022	2021	2020
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.5	3.6	2.4
Puerto Rico	0.6	0.6	1.7
Excess tax benefit on stock-based compensation	(0.4)	(0.5)	0.4
Other	0.5	0.6	0.3
Effective income tax rate	25.2%	25.3%	25.8%

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 28, 2023	January 29, 2022
Deferred tax assets:
Lease obligations	$83,473	$55,126
Accrued compensation	4,496	3,917
Inventory	767	1,018
Other	4,639	3,719
Total deferred tax assets	93,375	63,780
Valuation allowance	(2,635)	(1,682)
Total deferred tax assets – net of valuation allowance	90,740	62,098
Deferred tax liabilities:
Lease ROU assets	78,627	50,363
Property and equipment	19,673	6,767
Other	4,284	2,269
Total deferred tax liabilities	102,584	59,399
Net long-term (liability) / asset	$(11,844)	$2,699

We have tax credit carryforwards associated with our Puerto Rico operations totaling $2.6 million at January 28, 2023 and $1.7 million at January 29, 2022. These credits expire at various times over the next ten years. We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of January 28, 2023 and January 29, 2022, there were no unrecognized tax liabilities or related accrued penalties or interest.

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

Contributions charged to expense associated with these plans were $1.0 million, $949,000 and $851,000 in fiscal years 2022, 2021 and 2020, respectively.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan. Participants in the plan may elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. We voluntarily match a portion of the employees’ contributions, which is subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. Loss on the deferred amounts, net of compensation expense for our match, was $330,000 for Fiscal 2022. Compensation expense for our match and earnings on the deferred amounts was $1.3 million for Fiscal 2021 and $2.0 million for Fiscal 2020. The total deferred compensation liability at January 28, 2023 and January 29, 2022 was $11.3 million and $14.6 million, respectively, of which $1.5 million and $3.7 million was classified as Accrued and Other Liabilities at January 28, 2023 and January 29, 2022, respectively.

Note 13 – Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to our shareholder approved Shoe Carnival, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights (SARs). For fiscal years 2022, 2021 and 2020, stock-based compensation expense was comprised of the following:

(In thousands)	2022	2021	2020
Share-settled equity awards	$5,542	$5,234	$3,426
Stock appreciation rights	(141)	269	423
Employee stock purchase plan	33	28	34
Total stock-based compensation expense	$5,434	$5,531	$3,883
Income tax benefit at statutory rates	$1,368	$1,399	$1,002
Additional income tax (benefit)/expense on vesting of share-settled awards	$(562)	$(992)	$81

As of January 28, 2023, there was approximately $6.8 million of unrecognized compensation expense remaining related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

Under the 2017 Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants. According to the terms of the 2017 Plan, no further awards may be made from any previously approved equity plans. As of January 28, 2023, there were approximately 546,000 shares of our common stock available for future issuances under the 2017 Plan.

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

Our service-based restricted stock units and restricted stock awards vest under different scenarios based on the year they were granted, as determined and approved by our Board of Directors. Typical vesting scenarios are as follows: (a) one-third of the award vests on each of the first three anniversaries subsequent to the date of the grant; (b) one-half of the award vests after one year and one-half vests after two years; (c) one-third of the award vests after two years and two-thirds of the award vests after three years; (d) the full award vests at the end of a 2-year service period subsequent to the date of grant; or (e) for our non-employee Board members and Vice Chairman, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant. Awards that contain both performance and service-based conditions require that the performance target be met during the required service period.

Under the 2017 Plan, recipients of restricted stock, restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on such awards, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock, restricted stock units and performance stock units.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	457,038	$16.54
Granted	345,164	30.32
Vested	(178,425)	18.26
Forfeited	(63,454)	27.26
Outstanding at January 28, 2023	560,323	$23.27

The total fair value at grant date of restricted stock units and performance stock units that vested during Fiscal 2022, 2021 and 2020 was $3.3 million, $3.7 million and $4.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during Fiscal 2021 and Fiscal 2020 was $28.25 and $7.48, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2022	0	$0.00
Granted	19,487	24.12
Vested	(19,487)	24.12
Outstanding at January 28, 2023	0	$0.00

The total fair value at grant date of restricted stock and other stock awards that vested during Fiscal 2022, 2021 and 2020 was $0.5 million, $0.3 million and $1.6 million, respectively. The weighted-average grant date fair value of restricted stock and other stock awards granted during Fiscal 2021 and Fiscal 2020 was $32.79 and $12.46, respectively.

Cash-Settled Stock Appreciation Rights

Cash-settled SARs are granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of Fiscal 2021 vested and became fully exercisable on March 31, 2022 and any unexercised SARs will expire on March 31, 2024. The SARs issued in Fiscal 2021 have a defined maximum gain of $5.00 over the exercise price of $30.94.

SARs granted during the first quarter of Fiscal 2020 vested and became fully exercisable on March 31, 2021 and have all been exercised. SARs granted during the first quarter of Fiscal 2019 vested and became fully exercisable on March 31, 2020 and have all been exercised.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2022	84,800	$30.94
Granted	0	0.00
Forfeited	(8,800)	30.94
Exercised	0	0.00
Outstanding at January 28, 2023	76,000	$30.94	1.2

The fair value of these liability awards is remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding SAR awards as of January 28, 2023, was $0.81.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	January 28, 2023	January 29, 2022
Risk free interest rate yield curve	3.62%-4.68%	0.04%-1.61%
Expected dividend yield	1.3%	0.8%
Expected volatility	65.42%	63.31%
Maximum life	1.2 Years	2.2 Years
Exercise multiple	1.03	1.03
Maximum payout	$5.00	$5.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 9,000, 6,000 and 16,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $187,000, $160,000 and $195,000 for fiscal years 2022, 2021 and 2020, respectively. At January 28, 2023, there were 109,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Note 14 – Share Repurchase Program

On December 14, 2022, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2023 (the “2023 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2023 and in accordance with applicable laws, rules and regulations. The 2023 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

The 2023 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2021, became effective January 1, 2022 and expired in accordance with its terms on December 31, 2022. Shares totaling 1,134,524 were repurchased during Fiscal 2022 at a cost of $30.5 million. Shares totaling 208,662 were repurchased during Fiscal 2021 at a cost of $7.1 million and no repurchases were made in Fiscal 2020. Share repurchases activity in Fiscal 2021 and Fiscal 2020 was impacted by the COVID-19 pandemic.

See Note 9 – “Debt” for a discussion of our Credit Agreement and its restrictions regarding share repurchases.

Note 15 – Litigation and Business Risk

Litigation Risk

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

Business Risk

Two branded suppliers, Nike, Inc. and Skechers U.S.A., Inc., collectively accounted for approximately 27% of our Net Sales in Fiscal 2022, 39% in Fiscal 2021 and 43% in Fiscal 2020. Nike, Inc. accounted for approximately 14% in Fiscal 2022, 28% in Fiscal 2021 and 33% in Fiscal 2020. Skechers USA, Inc. accounted for approximately 13% in Fiscal 2022, 11% in Fiscal 2021 and 10% in Fiscal 2020. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 16 – Subsequent Events

On March 14, 2023, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of Fiscal 2023. The quarterly cash dividend of $0.10 per share will be paid on April 17, 2023 to shareholders of record as of the close of business on April 3, 2023.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. See Note 9 – "Debt" for a discussion of our Credit Agreement and its restrictions regarding dividend payments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The Company’s internal control over financial reporting as of January 28, 2023 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 28, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 24, 2023, expressed an unqualified opinion on those financial statements.

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

March 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Information about our Executive Officers” at the end of PART 1, ITEM 1, “Business” of this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 28, 2023 and January 29, 2022

Consolidated Statements of Income for the years ended January 28, 2023, January 29, 2022, and January 30, 2021

Consolidated Statements of Shareholders’ Equity for the years ended January 28, 2023, January 29, 2022, and January 30, 2021

Consolidated Statements of Cash Flows for the years ended January 28, 2023, January 29, 2022, and January 30, 2021

Notes to Consolidated Financial Statements

2.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022

3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023

4-A	Amended and Restated Credit Agreement, dated as of March 23, 2022, by and among Registrant, the financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, sole lead arranger and sole bookrunner	8-K	4.1	03/24/2022

4-B	Amended and Restated Security Agreement, dated as of March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022

4-C	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934				X

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-B	03/26/2021

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-C	03/26/2021

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan	8-K	10.1	09/17/2020

10-H*	2017 Equity Incentive Plan of Registrant	8-K	10.1	06/15/2017

10-I*	Form of Restricted Stock Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Non-employee Directors)	10-Q	10-B	08/31/2017

10-J*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-K*	Form of 2021 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/22/2021

10-L*	Form of 2022 Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/15/2022

10-M*	Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022

10-N*	Form of 2023 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2023

10-O*	Form of Restricted Stock Award Agreement under the Registrant's 2017 Equity Incentive Plan (Employee Directors)	10-Q	10.1	08/31/2022

10-P*	Letter Agreement, dated September 30, 2021, between Registrant and Clifton E. Sifford	8-K	10.2	10/05/2021

10-Q*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-R*	First Amendment to Amended and Restated Employment and Noncompetition Agreement dated April 5, 2021, between Registrant and W. Kerry Jackson	8-K	10.2	04/09/2021

10-S*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013

INDEX TO EXHIBITS - Continued

10-T*	Employment and Noncompetition Agreement dated April 4, 2021, between Registrant and Marc A. Chilton	10-Q	10.1	06/04/2021

10-U*	Amended and Restated Employment and Noncompetition Agreement dated October 1, 2021, between Registrant and Mark J. Worden	8-K	10.1	10/05/2021

10-V*	Employment Agreement dated July 7, 2022, between Registrant and Patrick C. Edwards	8-K	10.1	07/11/2022

10-W*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Shoe Carnival, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statement of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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

Shoe Carnival, Inc.

Date: March 24, 2023	By:	/s/ Mark J. Worden
Mark J. Worden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 24, 2023
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman and Director	March 24, 2023
Clifton E. Sifford

/s/ Mark J. Worden	President, Chief Executive Officer and Director	March 24, 2023
Mark J. Worden	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 24, 2023
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 24, 2023
Andrea R. Guthrie

/s/ Diane Randolph	Director	March 24, 2023
Diane Randolph

/s/ Charles B. Tomm	Director	March 24, 2023
Charles B. Tomm

/s/ W. Kerry Jackson	Senior Executive Vice President - Chief Financial	March 24, 2023
W. Kerry Jackson	and Administrative Officer and Treasurer (Principal Financial Officer)

/s/ Patrick C. Edwards	Vice President, Chief Accounting Officer,	March 24, 2023
Patrick C. Edwards	Corporate Controller and Secretary (Principal Accounting Officer)