Form 10-Q
period 2023-04-29
SHOE CARNIVAL INC
filed 2023-06-02
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2023
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 25, 2023 was 27,335,595.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$32,587	$51,372	$86,179
Marketable securities	11,535	11,601	10,965
Accounts receivable	3,084	3,052	14,442
Merchandise inventories	389,508	390,390	345,021
Other	16,836	13,308	14,592
Total Current Assets	453,550	469,723	471,199
Property and equipment – net	150,487	141,435	110,033
Operating lease right-of-use assets	312,760	318,612	222,259
Intangible assets	32,600	32,600	32,600
Goodwill	12,023	12,023	11,698
Other noncurrent assets	15,209	15,388	13,945
Total Assets	$976,629	$989,781	$861,734

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,853	$78,850	$116,837
Accrued and other liabilities	21,314	20,281	31,243
Current portion of operating lease liabilities	58,077	58,154	51,287
Total Current Liabilities	135,244	157,285	199,367
Long-term portion of operating lease liabilities	279,168	285,074	195,426
Deferred income taxes	14,526	11,844	409
Deferred compensation	9,809	9,840	10,482
Other	202	170	336
Total Liabilities	438,949	464,213	406,020

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	80,361	83,423	79,595
Retained earnings	667,196	653,450	577,823
Treasury stock, at cost, 13,713,595 shares, 13,883,902 shares and 13,461,836 shares, respectively	(210,287)	(211,715)	(202,114)
Total Shareholders’ Equity	537,680	525,568	455,714
Total Liabilities and Shareholders’ Equity	$976,629	$989,781	$861,734

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended April 29, 2023	Thirteen Weeks Ended April 30, 2022
Net sales	$281,184	$317,527
Cost of sales (including buying, distribution and occupancy costs)	182,667	204,664
Gross profit	98,517	112,863
Selling, general and administrative expenses	77,578	77,479
Operating income	20,939	35,384
Interest income	(478)	(32)
Interest expense	66	95
Income before income taxes	21,351	35,321
Income tax expense	4,825	8,424
Net income	$16,526	$26,897
Net income per share:
Basic	$0.61	$0.96
Diluted	$0.60	$0.95
Weighted average shares:
Basic	27,223	27,996
Diluted	27,505	28,331

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.10 per share)					(2,780)		(2,780)
Employee stock purchase plan purchases		3		17		40	57
Stock-based compensation awards		282		(4,315)		4,315	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Stock-based compensation expense				1,236			1,236
Net income					16,526		16,526
Balance at April 29, 2023	41,049	(13,714)	$410	$80,361	$667,196	$(210,287)	$537,680

Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.09 per share)					(2,561)		(2,561)
Employee stock purchase plan purchases		2		18		27	45
Stock-based compensation awards		170		(2,467)		2,467	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(68)				(2,048)	(2,048)
Purchase of common stock for treasury		(683)				(20,515)	(20,515)
Stock-based compensation expense				1,363			1,363
Net income					26,897		26,897
Balance at April 30, 2022	41,049	(13,462)	$410	$79,595	$577,823	$(202,114)	$455,714

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended April 29, 2023	Thirteen Weeks Ended April 30, 2022
Cash Flows From Operating Activities
Net income	$16,526	$26,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,697	4,677
Stock-based compensation	1,209	1,240
Loss on retirement and impairment of assets, net	19	22
Deferred income taxes	2,682	3,108
Non-cash operating lease expense	15,163	11,998
Other	180	304
Changes in operating assets and liabilities:
Accounts receivable	(32)	(283)
Merchandise inventories	882	(59,816)
Operating leases	(15,295)	(12,942)
Accounts payable and accrued liabilities	(23,128)	41,697
Other	(2,851)	801
Net cash provided by operating activities	2,052	17,703
Cash Flows From Investing Activities
Purchases of property and equipment	(15,005)	(26,907)
Investments in marketable securities	(21)	(6)
Sales of marketable securities	0	3,040
Net cash used in investing activities	(15,026)	(23,873)
Cash Flows From Financing Activities
Proceeds from issuance of stock	57	45
Dividends paid	(2,941)	(2,576)
Purchase of common stock for treasury	0	(20,515)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,927)	(2,048)
Net cash used in financing activities	(5,811)	(25,094)
Net decrease in cash and cash equivalents	(18,785)	(31,264)
Cash and cash equivalents at beginning of period	51,372	117,443
Cash and cash equivalents at end of period	$32,587	$86,179
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$67	$30
Cash paid during period for income taxes	$206	$61
Capital expenditures incurred but not yet paid	$3,211	$5,173
Dividends declared but not yet paid	$156	$169

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce platform. We offer customers a broad assortment of dress, casual, and work shoes, sandals, boots and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival and Shoe Station store banners. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. All intercompany accounts and transactions have been eliminated. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Note 2 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 29, 2023			April 30, 2022
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$16,526	27,223	$0.61	$26,897	27,996	$0.96
Diluted Net Income per Share:
Net income	$16,526			$26,897
Conversion of stock-based compensation arrangements	0	282		0	335
Net income available for diluted common shares and diluted net income per share	$16,526	27,505	$0.60	$26,897	28,331	$0.95

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. The computation of Diluted Net Income per Share for the thirteen weeks ended April 29, 2023 excluded approximately 1,000 unvested stock-based awards that will be settled in shares because the impact would have been anti-dilutive. During the thirteen weeks ended April 30, 2022, approximately 24,000 unvested stock-based awards that will be settled in shares were excluded from the computation of diluted net income per share because the impact would have been anti-dilutive.

Note 3 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at April 29, 2023, January 28, 2023 and April 30, 2022:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of April 29, 2023
Cash equivalents - money market mutual funds	$29,456	$0	$0	$29,456
Marketable securities - mutual funds that fund deferred compensation	11,535	0	0	11,535
Total	$40,991	$0	$0	$40,991
As of January 28, 2023
Cash equivalents - money market mutual funds	$45,265	$0	$0	$45,265
Marketable securities - mutual funds that fund deferred compensation	11,601			11,601
Total	$56,866	$0	$0	$56,866
As of April 30, 2022
Cash equivalents - money market mutual funds	$90,598	$0	$0	$90,598
Marketable securities - mutual funds that fund deferred compensation	10,965			10,965
Total	$101,563	$0	$0	$101,563

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of April 29, 2023, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of April 29, 2023, the balance in our deferred compensation plan was $11.7 million, of which $1.9 million was in Accrued and Other Liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred Compensation, a long-term liability. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is invested in a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. We have recognized cumulative unrealized losses of $2.6 million, $2.9 million and $2.6 million related to equity securities still held at April 29, 2023, January 28, 2023 and April 30, 2022, respectively. For the thirteen weeks ended April 29, 2023 and April 30, 2022, we have recognized unrealized gains of $299,000 and unrealized losses of $535,000 related to equity securities still held at April 29, 2023 and April 30, 2022, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment, Operating Lease Right-of-Use Assets, and the current and long-term portions of operating lease liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. During the thirteen weeks ended April 29, 2023 and April 30, 2022, no impairment charges were recorded.

Note 4 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Carnival, Inc. 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen weeks ended April 29, 2023 and April 30, 2022, stock-based compensation expense was comprised of the following:

	Thirteen Weeks Ended	Thirteen Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Share-settled equity awards	$1,226	$1,355
Stock appreciation rights	(27)	(123)
Employee stock purchase plan	10	8
Total stock-based compensation expense	$1,209	$1,240
Income tax effect at statutory rates	$(273)	$(296)
Additional income tax benefit on vesting of share-settled awards	$(620)	$(495)

As of April 29, 2023, approximately $10.9 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	560,323	$23.27
Granted	370,653	24.98
Vested	(282,927)	16.83
Forfeited	(10,420)	30.00
Outstanding at April 29, 2023	637,629	$27.01

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $4.8 million and $3.1 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended April 30, 2022 was $30.52.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

(In thousands)	Thirteen Weeks Ended April 29, 2023		Thirteen Weeks Ended April 30, 2022
Non-Athletics:
Women’s	$77,759	28%	$88,554	28%
Men’s	43,446	15	49,152	15
Children’s	21,527	8	21,405	7
Total	142,732	51	159,111	50

Athletics:
Women’s	42,788	15	51,034	16
Men’s	48,036	17	53,026	17
Children’s	32,029	12	36,731	11
Total	122,853	44	140,791	44

Accessories	14,548	5	15,752	5

Other	1,051	0	1,873	1

Total	$281,184	100%	$317,527	100%

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

We offer our customers sales incentives including coupons, discounts and free merchandise. Sales are recorded net of such incentives and returns and allowances. If an incentive involves free merchandise, that merchandise is recorded as a zero sale and the cost is included in Cost of Sales. Gift card revenue is recognized at the time of redemption. When a customer makes a purchase as part of our rewards program, we allocate the transaction price between the goods purchased and the loyalty reward points and recognize the loyalty revenue based on estimated customer redemptions.

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at April 29, 2023, January 28, 2023 or April 30, 2022.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities as of April 29, 2023 and January 28, 2023. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities at April 30, 2022.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At April 29, 2023, January 28, 2023 and April 30, 2022, approximately $2.0 million, $2.4 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During each of the thirteen weeks ended April 29, 2023 and April 30, 2022, approximately $1.3 million of loyalty rewards were recognized in Net Sales. At April 29, 2023, January 28, 2023 and April 30, 2022, approximately $884,000, $844,000 and $849,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of April 29, 2023.

Lease costs, including related common area maintenance (“CAM”), property taxes and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended	Thirteen Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Operating lease cost	$15,872	$14,699
Variable lease cost
CAM, property taxes and insurance	5,352	4,761
Percentage rent and other variable lease costs	243	193
Total	$21,467	$19,653

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; our ability to maintain current promotional intensity levels; the effects and duration of economic downturns and unemployment rates; our ability to achieve expected operating results, synergies, and other benefits from the Shoe Station acquisition within expected time frames, or at all; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to generate increased sales; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and its impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; the impact of competition and pricing; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis, such as COVID-19, and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for first quarter 2023 and first quarter 2022 and year-over-year comparisons between first quarter 2023 and first quarter 2022.

Referred to herein, first quarter 2023 is the thirteen weeks ended April 29, 2023 and first quarter 2022 is the thirteen weeks ended April 30, 2022.

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

The Shoe Station banner and retail locations are a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. Due to the larger average size of our Shoe Station stores and the targeted, more affluent customer, these locations provide for a primary destination shopping experience. See Note 3 — “Acquisition of Shoe Station” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for further discussion.

We believe our distinctive shopping experiences give us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to Merchandise Inventories, valuation of long-lived assets, valuation of Goodwill and Intangible Assets, leases and income taxes. The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and there have been no material changes to those critical accounting policies.

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 29, 2023	397	1	1	397	5,000	4,510,000	(11.9)%

April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%

(1)
Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce platforms associated with a physical store acquisition will not be included in comparable store sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 are included in comparable store sales calculations beginning in first quarter 2023.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	65.0	64.5
Gross profit	35.0	35.5
Selling, general and administrative expenses	27.6	24.4
Operating income	7.4	11.1
Interest income, net	(0.2)	0.0
Income tax expense	1.7	2.6
Net income	5.9%	8.5%

Executive Summary for First Quarter Ended April 29, 2023

For first quarter 2023, diluted net income per share (“EPS”) was $0.60, compared to $0.95 of EPS in first quarter 2022. The decrease in EPS was primarily driven by reduced Net Sales, which were down $36.3 million, or 11.4%. Store traffic was down approximately 10% and e-commerce traffic was down approximately 13% compared to first quarter 2022. We believe the reduced demand for footwear, and the decrease in volume sold by us, was primarily due to persistent inflation, a nearly 9% reduction in federal tax refunds compared to refunds in first quarter 2022 and unfavorable weather. Sales of spring seasonal product were down approximately 23% compared to first quarter 2022.

Despite the reduction in top-line sales and bottom-line earnings, first quarter 2023 ranked as a top-three first quarter in our history, only surpassed by the first quarters of fiscal 2022 and fiscal 2021. Our investments in customer relationship management (“CRM”) systems have continued to produce sustained higher gross profit margin, increased customer conversion and increased loyalty members compared to pre-CRM and pre-pandemic results in 2019. The benefits of our CRM program were key factors to maintaining the following results with traffic down and consumer spending delayed by weather and stressed by inflation and lower tax refunds:

•
First quarter 2023 marked the ninth consecutive quarter gross profit margin exceeded 35%;
•
Loyalty customers grew over 12% compared to first quarter 2022 to 32.7 million customers; and
•
Store conversion climbed to the highest level in seven consecutive quarters.

We also progressed our plan to lower Merchandise Inventories. As of April 29, 2023, Merchandise Inventories were $44.5 million higher than as of April 30, 2022, down from $105.2 million higher at year end fiscal 2022 compared to year end fiscal 2021, just three months ago. Our goal is that by year end fiscal 2023, Merchandise Inventories will be approximately $40 million lower than year end fiscal 2022. We also began to rebalance Merchandise Inventories and expect to carry a broader assortment of footwear for the back-to-school shopping season with an improved selection of athletic inventory. Last year, athletic footwear availability and related sales in the back-to-school time frame were significantly impacted by a constrained supply chain.

Year end fiscal 2022 marked the 18th consecutive year we ended the year with no debt, and through first quarter 2023, we also funded our operations without debt. As of April 29, 2023, we had $44.1 million of Cash, Cash Equivalents and Marketable Securities and $99.3 million in borrowing capacity.

We ended first quarter 2023 with 397 total stores, 372 Shoe Carnival stores and 25 Shoe Station stores. In first quarter 2023, we opened one Shoe Station store, went live with the Shoe Station e-commerce site, www.shoestation.com, and closed one Shoe Carnival store. We expect to operate over 400 stores in third quarter 2023.

Results of Operations for First Quarter Ended April 29, 2023 Compared to First Quarter Ended April 30, 2022

Net Sales

Net Sales were $281.2 million during first quarter 2023 and decreased 11.4% compared to first quarter 2022, due to an 11.9% comparable store sales decline resulting from decreased traffic in our physical stores and our e-commerce sites. We believe the lower traffic resulted from persistent inflation and a reduction in federal tax refunds compared to first quarter 2022. Unfavorable weather also impacted Net Sales, with sales of spring seasonal product down approximately 23% in first quarter 2023 compared to first quarter 2022. The decrease was partially offset by Net Sales attributable to new stores, mostly new Shoe Station stores. E-commerce sales were approximately 8% of merchandise sales in first quarter 2023, compared to 11% in first quarter 2022.

Gross Profit

Gross Profit was $98.5 million during first quarter 2023, a decrease of $14.3 million compared to first quarter 2022. Gross profit margin in first quarter 2023 was 35.0% compared to 35.5% in first quarter 2022. Merchandise margin decreased 30 basis points, reflecting an increase in promotional intensity in first quarter 2023 compared to first quarter 2022 on lower volumes sold. Buying, distribution and occupancy (“BDO") costs were lower in the quarter compared to first quarter 2022; however, BDO decreased gross profit margin by 20 basis points. The BDO costs were lower in first quarter 2023 as freight and distribution costs declined versus 2022 through active management, contract renegotiation and normalization.

Selling, General and Administrative Expenses (“SG&A”)

SG&A were $77.6 million in first quarter 2023, near flat compared to $77.5 million in first quarter 2022, with higher depreciation and healthcare costs offset by reduced selling costs. The higher depreciation resulted from our store modernization program. As a percentage of Net Sales, SG&A were 27.6% in first quarter 2023 compared to 24.4% in first quarter 2022.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $0.5 million in first quarter 2023 compared to first quarter 2022. This increase was primarily due to higher interest earned on invested cash balances and lower unused commitment fees under our current credit agreement as compared to our prior credit agreement.

Income Taxes

The effective income tax rate for first quarter 2023 was 22.6% compared to 23.8% for first quarter 2022. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The lower quarterly effective tax rate was primarily due to one discrete item related to a higher stock-based compensation benefit, leveraged over lower pre-tax income. For the full 2023 fiscal year, we expect our tax rate to be between 24% and 26% compared to the 25.2% effective tax rate recognized during the full 2022 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are $44.1 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of the first quarter 2023, cash generated from operations and availability under our $100 million credit agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $2.1 million in first quarter 2023 compared to $17.7 million during first quarter 2022. The change in operating cash flow was primarily driven by decreased Net Sales in first quarter 2023.

Working capital increased on a year-over-year basis and totaled $318.3 million at April 29, 2023 compared to $271.8 million at April 30, 2022. The increase was primarily attributable to lower Accounts Payable and higher Merchandise Inventory levels, partially offset by lower cash balances due to investment in Property and Equipment related to our store portfolio modernization plan. Our current ratio was 3.4 as of April 29, 2023 compared to 2.4 as of April 30, 2022.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During the first quarters of 2023 and 2022, we expended $15.0 million and $26.9 million, respectively, for the purchase of Property and Equipment, primarily related to our store portfolio modernization plan.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these Marketable Securities was $11.5 million at April 29, 2023, compared to $11.6 million at January 28, 2023 and $11.0 million at April 30, 2022. Additional information can be found in Note 3 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During first quarter 2023, net cash used in financing activities was $5.8 million compared to $25.1 million during first quarter 2022. The decrease in net cash used in financing activities was primarily due to the repurchase of $20.5 million of shares in first quarter 2022 under our Board of Directors’ authorized share repurchase program. No share repurchases were made in first quarter 2023.

Capital Expenditures

Capital expenditures for Fiscal 2023, including actual expenditures in first quarter 2023, are expected to be between $60 million and $70 million, with approximately $55 million to $60 million to be used for new stores and modernization and approximately $5 million to $10 million for upgrades to our distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on ongoing supply chain disruptions and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened one Shoe Station branded store and closed one Shoe Carnival branded store in first quarter 2023. Increasing market penetration by adding new stores is a key component of our growth strategy. We are on track to operate over 400 stores in third quarter 2023 and are targeting operating over 500 stores in 2028. This increased scale will be accomplished through a combination of both organic and acquired store growth. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our CRM program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio and aim to grow the Shoe Station banner to over 100 stores over the same time period. However, our future store growth may continue to be impacted by macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our prior credit agreement. The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of April 29, 2023.

The Credit Agreement contains certain restrictions. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding, we expect these restrictions would have no impact on our ability to pay cash dividends, execute share repurchases or facilitate acquisitions from cash on hand. The Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. Among other restrictions, the New Credit Agreement also limits our ability to incur additional secured or unsecured debt to $20 million.

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During first quarter 2023, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $700,000 at April 29, 2023 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

Dividends

On March 14, 2023, the Board of Directors approved the payment of a first quarter 2023 cash dividend to our shareholders. The quarterly cash dividend of $0.10 per share was paid on April 17, 2023 to shareholders of record as of the close of business on April 3, 2023. In first quarter 2022, the dividend paid was $0.09 per share. During the first quarters of 2023 and 2022, we returned $2.9 million and $2.6 million, respectively, to our shareholders through our quarterly cash dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, subject to restrictions as outlined above in the “Credit Agreement” discussion. See Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a further discussion of the Credit Agreement.

Share Repurchase Program

On December 14, 2022, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2023 (the “2023 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2023 and in accordance with applicable laws, rules and regulations. The 2023 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors and are subject to restrictions as outlined above in the “Credit Agreement” discussion. See Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a further discussion of the Credit Agreement.

No share repurchases have been made to date in Fiscal 2023. During first quarter 2022, we repurchased 682,886 shares of common stock at a total cost of $20.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during first quarter 2023.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 29, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
January 29, 2023 to February 25, 2023	1,289	$27.56	0	$50,000,000
February 26, 2023 to April 1, 2023	113,985	$25.37	0	$50,000,000
April 2, 2023 to April 29, 2023	0	$0.00	0	$50,000,000
	115,274		0

(1)
115,274 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 14, 2022, our Board of Directors authorized the 2023 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2023 and expiring on December 31, 2023.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Employment and Noncompetition Agreement dated March 14, 2023, between Registrant and Erik Gast	8-K	10.1	03/16/2023
10.2	Form of 2023 Performance Stock Unit Award Agreement under the Shoe Carnival, Inc. 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2023
10.3	Form of Sign-On Restricted Stock Unit Award Agreement under the Shoe Carnival, Inc. 2017 Equity Incentive Plan				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 2, 2023	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Erik D. Gast Erik D. Gast Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)