Form 10-Q
period 2023-07-29
SHOE CARNIVAL INC
filed 2023-09-01
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2023
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 25, 2023 was 27,359,697.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$34,562	$51,372	$51,620
Marketable securities	12,218	11,601	10,994
Accounts receivable	3,961	3,052	10,677
Merchandise inventories	409,342	390,390	385,510
Other	25,281	13,308	18,131
Total Current Assets	485,364	469,723	476,932
Property and equipment – net	159,186	141,435	124,789
Operating lease right-of-use assets	339,598	318,612	254,537
Intangible assets	32,600	32,600	32,600
Goodwill	12,023	12,023	10,786
Other noncurrent assets	14,433	15,388	14,871
Total Assets	$1,043,204	$989,781	$914,515

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$77,429	$78,850	$113,826
Accrued and other liabilities	19,999	20,281	22,893
Current portion of operating lease liabilities	57,335	58,154	52,523
Total Current Liabilities	154,763	157,285	189,242
Long-term portion of operating lease liabilities	307,326	285,074	226,115
Deferred income taxes	14,631	11,844	4,436
Deferred compensation	10,596	9,840	10,779
Other	369	170	311
Total Liabilities	487,685	464,213	430,883

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	81,151	83,423	80,760
Retained earnings	683,875	653,450	604,192
Treasury stock, at cost, 13,689,493 shares, 13,883,902 shares and 13,435,296 shares, respectively	(209,917)	(211,715)	(201,730)
Total Shareholders’ Equity	555,519	525,568	483,632
Total Liabilities and Shareholders’ Equity	$1,043,204	$989,781	$914,515

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended July 29, 2023	Thirteen Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 29, 2023	Twenty-six Weeks Ended July 30, 2022
Net sales	$294,615	$312,268	$575,799	$629,795
Cost of sales (including buying, distribution and occupancy costs)	189,150	199,138	371,817	403,802
Gross profit	105,465	113,130	203,982	225,993
Selling, general and administrative expenses	80,803	74,341	158,381	151,820
Operating income	24,662	38,789	45,601	74,173
Interest income	(433)	(138)	(911)	(170)
Interest expense	71	65	137	160
Income before income taxes	25,024	38,862	46,375	74,183
Income tax expense	5,583	9,953	10,408	18,377
Net income	$19,441	$28,909	$35,967	$55,806
Net income per share:
Basic	$0.71	$1.05	$1.32	$2.01
Diluted	$0.71	$1.04	$1.31	$1.99
Weighted average shares:
Basic	27,336	27,590	27,280	27,784
Diluted	27,410	27,812	27,449	28,061

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at April 29, 2023	41,049	(13,714)	$410	$80,361	$667,196	$(210,287)	$537,680
Dividends declared ($0.10 per share)					(2,762)		(2,762)
Employee stock purchase plan purchases		2		12		41	53
Stock-based compensation awards		23		(329)		329	0
Stock-based compensation expense				1,107			1,107
Net income					19,441		19,441
Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519

Balance at April 30, 2022	41,049	(13,462)	$410	$79,595	$577,823	$(202,114)	$455,714
Dividends declared ($0.09 per share)					(2,540)		(2,540)
Employee stock purchase plan purchases		3		9		39	48
Stock-based compensation awards		26		(383)		383	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(2)				(38)	(38)
Stock-based compensation expense				1,539			1,539
Net income					28,909		28,909
Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.20 per share)					(5,542)		(5,542)
Employee stock purchase plan purchases		5		29		81	110
Stock-based compensation awards		305		(4,644)		4,644	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Stock-based compensation expense				2,343			2,343
Net income					35,967		35,967
Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519

Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.18 per share)					(5,101)		(5,101)
Employee stock purchase plan purchases		5		27		66	93
Stock-based compensation awards		196		(2,850)		2,850	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(70)				(2,086)	(2,086)
Purchase of common stock for treasury		(683)				(20,515)	(20,515)
Stock-based compensation expense				2,902			2,902
Net income					55,806		55,806
Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended July 29, 2023	Twenty-six Weeks Ended July 30, 2022
Cash Flows From Operating Activities
Net income	$35,967	$55,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,822	10,416
Stock-based compensation	2,326	2,741
Loss on retirement and impairment of assets, net	59	83
Deferred income taxes	2,787	7,135
Non-cash operating lease expense	27,627	23,497
Other	251	384
Changes in operating assets and liabilities:
Accounts receivable	(909)	3,481
Merchandise inventories	(18,952)	(100,305)
Operating leases	(27,181)	(24,794)
Accounts payable and accrued liabilities	(927)	40,514
Other	(12,518)	(10,040)
Net cash provided by operating activities	22,352	8,918
Cash Flows From Investing Activities
Purchases of property and equipment	(30,629)	(50,198)
Investments in marketable securities	(41)	(11)
Sales of marketable securities	0	3,040
Net cash used in investing activities	(30,670)	(47,169)
Cash Flows From Financing Activities
Proceeds from issuance of stock	110	93
Dividends paid	(5,675)	(5,064)
Purchase of common stock for treasury	0	(20,515)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,927)	(2,086)
Net cash used in financing activities	(8,492)	(27,572)
Net decrease in cash and cash equivalents	(16,810)	(65,823)
Cash and cash equivalents at beginning of period	51,372	117,443
Cash and cash equivalents at end of period	$34,562	$51,620
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$138	$164
Cash paid during period for income taxes	$12,732	$13,955
Capital expenditures incurred but not yet paid	$2,730	$1,899
Dividends declared but not yet paid	$183	$222

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

Note 2 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	July 29, 2023			July 30, 2022
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$19,441	27,336	$0.71	$28,909	27,590	$1.05
Diluted Net Income per Share:
Net income	$19,441			$28,909
Conversion of stock-based compensation arrangements	0	74		0	222
Net income available for diluted common shares and diluted net income per share	$19,441	27,410	$0.71	$28,909	27,812	$1.04

	Twenty-six Weeks Ended
	July 29, 2023			July 30, 2022
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$35,967	27,280	$1.32	$55,806	27,784	$2.01
Diluted Net Income per Share:
Net income	$35,967			$55,806
Conversion of stock-based compensation arrangements	0	169		0	277
Net income available for diluted common shares and diluted net income per share	$35,967	27,449	$1.31	$55,806	28,061	$1.99

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. The computation of Diluted Net Income per Share for the thirteen and twenty-six weeks ended July 29, 2023 excluded approximately 134,000 and 1,000, respectively, of unvested stock-based awards that will be settled in shares because the impact would have been anti-dilutive. During the thirteen and twenty-six weeks ended July 30, 2022, approximately 318,000 and 31,000, respectively, of unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

Note 3 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at July 29, 2023, January 28, 2023 and July 30, 2022:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of July 29, 2023
Cash equivalents - money market mutual funds	$22,445	$0	$0	$22,445
Marketable securities - mutual funds that fund deferred compensation	12,218	0	0	12,218
Total	$34,663	$0	$0	$34,663
As of January 28, 2023
Cash equivalents - money market mutual funds	$45,265	$0	$0	$45,265
Marketable securities - mutual funds that fund deferred compensation	11,601			11,601
Total	$56,866	$0	$0	$56,866
As of July 30, 2022
Cash equivalents - money market mutual funds	$41,401	$0	$0	$41,401
Marketable securities - mutual funds that fund deferred compensation	10,994			10,994
Total	$52,395	$0	$0	$52,395

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of July 29, 2023, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of July 29, 2023, the balance in our deferred compensation plan was $12.2 million, of which $1.6 million was in Accrued and Other Liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred Compensation, a long-term liability. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is invested in a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. We have recognized cumulative unrealized losses of $1.8 million, $2.9 million and $2.5 million related to equity securities still held at July 29, 2023, January 28, 2023 and July 30, 2022, respectively. For the thirteen and twenty-six weeks ended July 29, 2023, we have recognized unrealized gains of $761,000 and $1.1 million, respectively, related to equity securities still held at July 29, 2023. For the thirteen and twenty-six weeks ended July 30, 2022, we have recognized unrealized gains of $34,000 and unrealized losses of $501,000, respectively, related to equity securities still held at July 30, 2022.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment, Operating Lease Right-of-Use Assets, and the current and long-term portions of operating lease liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirteen and twenty-six weeks ended July 29, 2023 or the thirteen and twenty-six weeks ended July 30, 2022.

Note 4 - Stock-Based Compensation

On June 20, 2023, our shareholders approved the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Amended 2017 Plan”), which amended and restated the Shoe Carnival, Inc. 2017 Equity Incentive Plan. Among other changes approved by our shareholders, the Amended 2017 Plan increased the number of shares of our common stock that are available for issuance under the plan by 1.8 million additional shares. As of July 29, 2023, 1,858,000 shares were available for issuance under the Amended 2017 Plan, assuming that all unmeasured but outstanding performance stock units vest at the maximum level of performance.

Stock-based compensation includes share-settled awards issued pursuant to the Amended 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended July 29, 2023	Thirteen Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 29, 2023	Twenty-six Weeks Ended July 30, 2022
Share-settled equity awards	$1,098	$1,530	$2,324	$2,885
Stock appreciation rights	10	(38)	(17)	(161)
Employee stock purchase plan	9	9	19	17
Total stock-based compensation expense	$1,117	$1,501	$2,326	$2,741
Income tax effect at statutory rates	$(249)	$(385)	$(522)	$(678)
Additional income tax benefit on vesting of share-settled awards	$5	$(26)	$(616)	$(521)

As of July 29, 2023, approximately $8.4 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	560,323	$23.27
Granted	370,653	24.98
Vested	(282,927)	16.83
Forfeited	(36,526)	30.09
Outstanding at July 29, 2023	611,523	$26.87

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $4.8 million and $3.2 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended July 30, 2022 was $30.32.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	0	$0.00
Granted	21,462	21.90
Vested	0	0.00
Forfeited	0	0.00
Outstanding at July 29, 2023	21,462	$21.90

No restricted stock and other stock awards vested during the twenty-six weeks ended July 29, 2023 or July 30, 2022. The weighted-average grant date fair value of restricted stock and other stock awards granted during the twenty-six weeks ended July 30, 2022 was $24.12.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were as follows:

(In thousands)	Thirteen Weeks Ended July 29, 2023		Thirteen Weeks Ended July 30, 2022
Non-Athletics:
Women’s	$82,747	28%	$94,013	30%
Men’s	51,650	17	55,102	18
Children’s	22,318	8	22,822	7
Total	156,715	53	171,937	55

Athletics:
Women’s	40,598	14	40,511	13
Men’s	49,096	17	50,776	17
Children’s	32,013	11	30,977	10
Total	121,707	42	122,264	40

Accessories	14,881	5	16,664	5

Other	1,312	0	1,403	0

Total	$294,615	100%	$312,268	100%

(In thousands)	Twenty-six Weeks Ended July 29, 2023		Twenty-six Weeks Ended July 30, 2022
Non-Athletics:
Women’s	$160,505	28%	$182,569	29%
Men’s	95,096	16	104,254	17
Children’s	43,846	8	44,231	7
Total	299,447	52	331,054	53

Athletics:
Women’s	83,386	15	91,545	14
Men’s	97,132	17	103,802	16
Children’s	64,042	11	67,705	11
Total	244,560	43	263,052	41

Accessories	29,429	5	32,414	5

Other	2,363	0	3,275	1

Total	$575,799	100%	$629,795	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at July 29, 2023, January 28, 2023 or July 30, 2022.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of July 29, 2023 and January 28, 2023. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at July 30, 2022.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At July 29, 2023, January 28, 2023 and July 30, 2022, approximately $2.0 million, $2.4 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and twenty-six weeks ended July 29, 2023, approximately $1.4 million and $2.7 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and twenty-six weeks ended July 30, 2022, approximately $1.3 million and $2.6 million, respectively, of loyalty rewards were recognized in Net Sales. At July 29, 2023, January 28, 2023 and July 30, 2022, approximately $950,000, $844,000 and $889,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of July 29, 2023.

Lease costs, including related common area maintenance (“CAM”), property taxes and insurance, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

(In thousands)	Thirteen Weeks Ended July 29, 2023	Thirteen Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 29, 2023	Twenty-six Weeks Ended July 30, 2022
Operating lease cost	$15,952	$14,943	$31,824	$29,642
Variable lease cost
CAM, property taxes and insurance	5,370	4,667	10,722	9,429
Percentage rent and other variable lease costs	381	301	624	494
Total	$21,703	$19,911	$43,170	$39,565

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for second quarter 2023 and second quarter 2022 and year-over-year comparisons between second quarter 2023 and second quarter 2022, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, second quarter 2023 is the thirteen weeks ended July 29, 2023 and second quarter 2022 is the thirteen weeks ended July 30, 2022. Also referred to herein, year-to-date 2023 is the twenty-six weeks ended July 29, 2023 and year-to-date 2022 is the twenty-six weeks ended July 30, 2022.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 29, 2023	397	1	1	397	5,000	4,510,000	(11.9)%
July 29, 2023	397	2	0	399	32,000	4,542,000	(6.5)%

Year-to-date	397	3	1	399	37,000	4,542,000	(9.3)%

April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%
July 30, 2022	395	0	0	395	0	4,450,000	(13.8)%

Year-to-date	393	2	0	395	31,000	4,450,000	(12.2)%

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

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended July 29, 2023	Thirteen Weeks Ended July 30, 2022	Twenty-six Weeks Ended July 29, 2023	Twenty-six Weeks Ended July 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	64.2	63.8	64.6	64.1
Gross profit	35.8	36.2	35.4	35.9
Selling, general and administrative expenses	27.4	23.8	27.5	24.1
Operating income	8.4	12.4	7.9	11.8
Interest income, net	(0.1)	0.0	(0.2)	0.0
Income tax expense	1.9	3.1	1.8	2.9
Net income	6.6%	9.3%	6.3%	8.9%

Executive Summary for Second Quarter Ended July 29, 2023

For second quarter 2023, Diluted Net Income per Share (“EPS”) was $0.71, compared to $1.04 of EPS in second quarter 2022. The primary driver of the lower EPS in second quarter 2023 compared to second quarter 2022 was a $17.7 million, or 5.7%, decline in Net Sales. The Net Sales decline was primarily due to store traffic declining approximately 7%, which resulted in a comparable store sales decline of 6.5% compared to second quarter 2022. A 5.4% increase in our e-commerce Net Sales and Net Sales from new Shoe Station stores partially offset the decrease. As a result of e-commerce growth and new stores, we grew Net Sales under our Shoe Station banner by low-single digits. Net Sales under the Shoe Carnival banner declined mid-single digits primarily due to a store traffic decline principally from our lower income consumers and within our urban markets.

Second quarter 2023 ranked as the third best second quarter in our history in terms of EPS, only surpassed by the second quarters of fiscal 2022 and fiscal 2021. Our investments in customer relationship management (“CRM”) systems and store modernization have continued to produce sustained higher gross profit margin, increased customer conversion and increased loyalty members compared to our pre-CRM and pre-modernization results in 2019. The benefits of our CRM and store modernization programs were key factors to maintaining the following results with store traffic continuing to be impacted by inflation and higher interest rates:

•
Second quarter 2023 marked the tenth consecutive quarter that gross profit margin exceeded 35%;
•
Loyalty customers grew over 12% compared to second quarter 2022 to 33.3 million customers; and
•
Store conversion was over 400 basis points higher compared to pre-CRM and pre-modernization results in 2019.

In second quarter 2023, we increased our strategic investments in branding, advertising and our in-store experience. These investments resulted in increased Selling, General and Administrative Expenses and occupancy costs in Cost of Sales in second quarter 2023 compared to second quarter 2022.

Significant progress was made in the first half of 2023 to reduce our Merchandise Inventories and optimize our inventory positions for an improved athletic assortment of national named brands. Second quarter 2023 ending inventory was $23.8 million higher than the prior year, compared to first quarter 2023 when ending inventory was $44.5 million higher than the prior year and to fiscal 2022 year end when inventory was $105.2 million higher than the prior year end. We expect our Merchandise Inventories at the end of third quarter 2023 to be lower than the end of third quarter 2022 and to be approximately $40 million lower by year end 2023 compared to year end 2022.

Year end fiscal 2022 marked the 18th consecutive year we ended the year with no debt, and through second quarter 2023 we also funded our operations without debt. As of July 29, 2023, we had $46.8 million of Cash, Cash Equivalents and Marketable Securities and $99.3 million in borrowing capacity.

We ended second quarter 2023 with 399 total stores, 373 Shoe Carnival stores and 26 Shoe Station stores. In second quarter 2023, we opened one Shoe Carnival store and one Shoe Station store. No stores were closed in second quarter 2023. In August 2023, we opened another new store, achieving the 400 store level for the first time since 2018. Over 50% of Shoe Carnival stores have been modernized.

Results of Operations for Second Quarter Ended July 29, 2023 Compared to Second Quarter Ended July 30, 2022

Net Sales

Net Sales were $294.6 million during second quarter 2023 and decreased 5.7% compared to second quarter 2022. The decrease was due to a 6.5% comparable store sales decline resulting from an approximate 7% decrease in physical store traffic, which we believe was primarily due to persistent inflation and higher interest rates impacting our lower income consumers and our urban markets, partially offset by a 5.4% increase in e-commerce Net Sales and Net Sales from new Shoe Station stores. E-commerce sales were favorably impacted by the February 2023 launch of shoestation.com and increased sales through shoecarnival.com. E-commerce sales were approximately 9% of merchandise sales in both second quarter 2023 and second quarter 2022. With an improved brand name assortment this year, sales of athletic merchandise in second quarter 2023 were flat compared to second quarter 2022 despite lower store traffic.

Gross Profit

Gross Profit was $105.5 million during second quarter 2023, a decrease of $7.7 million compared to second quarter 2022. Gross profit margin in second quarter 2023 was 35.8% compared to 36.2% in second quarter 2022. Merchandise margin decreased 20 basis points. Buying, distribution and occupancy (“BDO") costs were lower in the quarter compared to second quarter 2022; however, BDO costs decreased gross profit margin by 20 basis points due to the lower Net Sales in second quarter 2023. The BDO costs were lower in second quarter 2023 as freight and distribution costs declined versus 2022 through active management, contract renegotiation and normalization, partially offset by our investments in store modernization and by rent associated with operating more stores.

Selling, General and Administrative Expenses (“SG&A”)

SG&A increased $6.5 million in second quarter 2023 to $80.8 million compared to $74.3 million in second quarter 2022. Approximately $6.2 million of the increase was evenly split between (1) advertising and brand initiatives, supporting new store growth and e-commerce growth and (2) sustaining our in-store experience, which included higher payroll expense and depreciation of newly modernized stores. As a percentage of Net Sales, SG&A were 27.4% in second quarter 2023, consistent with first quarter 2023 when SG&A was 27.6% of Net Sales. In second quarter 2022, SG&A was 23.8% of Net Sales.

Income Taxes

The effective income tax rate for second quarter 2023 was 22.3% compared to 25.6% for second quarter 2022. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The lower effective tax rate in second quarter 2023 compared to the prior year quarter was reflective of discrete adjustments recognized during the second quarter 2023. For the full 2023 fiscal year, we expect our tax rate to be between 24% and 25% compared to the 25.2% effective tax rate recognized during the full 2022 fiscal year.

Results of Operations Year-to-Date Through July 29, 2023 Compared to Year-to-Date Through July 30, 2022

Net Sales

Net Sales were $575.8 million in year-to-date 2023 and decreased 8.6% compared to year-to-date 2022. The decrease was due to a 9.3% comparable store sales decline resulting from an approximate 8% decrease in traffic in our physical stores and lower Net Sales through our e-commerce sales channel. We believe the lower store traffic was primarily due to persistent inflation, higher interest rates and a reduction in first quarter 2023 federal tax refunds compared to 2022 impacting our lower income consumers and our urban markets. The decrease was partially offset by Net Sales attributable to new stores, mostly new Shoe Station stores. E-commerce sales were approximately 8% of merchandise sales in year-to-date 2023 compared to 10% in year-to-date 2022.

Gross Profit

Gross Profit was $204.0 million during year-to-date 2023, a decrease of $22.0 million compared to year-to-date 2022. Gross profit margin in year-to-date 2023 was 35.4% compared to 35.9% in year-to-date 2022. Merchandise margin decreased 30 basis points, reflecting an increase in promotional intensity. BDO costs were lower year-to-date compared to year-to-date 2022; however, BDO decreased gross profit margin by 20 basis points due to the lower Net Sales in year-to-date 2023. The BDO costs were lower in year-to-date 2023 as freight and distribution costs declined versus 2022 through active management, contract renegotiation and normalization, partially offset by our investments in store modernization and by rent associated with operating more stores.

Selling, General and Administrative Expenses

SG&A increased $6.6 million, or 4.3%, in year-to-date 2023 to $158.4 million compared to $151.8 million in year-to-date 2022. The increase was nearly evenly split between (1) brand initiatives, supporting new store growth and the launch of shoestation.com and (2) sustaining our in-store experience, which included higher payroll expense and depreciation of newly modernized stores. These increases were partially offset by lower advertising expense. As a percentage of Net Sales, SG&A were 27.5% in year-to-date 2023 compared to 24.1% in year-to-date 2022.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $764,000 in year-to-date 2023 compared to year-to-date 2022. This increase was primarily due to higher interest earned on invested cash balances and lower unused commitment fees under our current credit agreement as compared to our prior credit agreement.

Income Taxes

The effective income tax rate for year-to-date 2023 was 22.4% compared to 24.8% for year-to-date 2022. The lower effective tax rate in year-to-date 2023 compared to the prior year-to-date was reflective of discrete adjustments recognized during second quarter 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are $46.8 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of the second quarter 2023, cash generated from operations and availability under our $100 million credit agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, modernization/remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $22.4 million in year-to-date 2023 compared to $8.9 million during year-to-date 2022. The change in operating cash flow was primarily driven by inventory reductions, partially offset by decreased Net Sales in year-to-date 2023.

Working capital increased on a year-over-year basis and totaled $330.6 million at July 29, 2023 compared to $287.7 million at July 30, 2022. The increase was primarily attributable to lower Accounts Payable and higher Merchandise Inventories levels, partially offset by lower cash balances due to investment in Property and Equipment related to our store modernization program. Our current ratio was 3.1 as of July 29, 2023 compared to 2.5 as of July 30, 2022.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2023 and 2022, we expended $30.7 million and $50.2 million, respectively, for the purchase of Property and Equipment, primarily related to our store modernization program.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these Marketable Securities was $12.2 million at July 29, 2023, compared to $11.6 million at January 28, 2023 and $11.0 million at July 30, 2022. Additional information can be found in Note 3 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2023, net cash used in financing activities was $8.5 million compared to $27.6 million during year-to-date 2022. The decrease in net cash used in financing activities was primarily due to the repurchase of $20.5 million of shares in year-to-date 2022 under our Board of Directors’ authorized share repurchase program. No share repurchases were made in year-to-date 2023.

Capital Expenditures

Capital expenditures for fiscal 2023, including actual expenditures in year-to-date 2023, are expected to be between $55 million and $65 million, with approximately $45 million to $50 million to be used for new stores and modernization and approximately $10 million to $15 million for upgrades to our distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on ongoing supply chain disruptions and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened two Shoe Station branded stores, opened one Shoe Carnival branded store and closed one Shoe Carnival branded store in year-to-date 2023. Increasing market penetration by adding new stores is a key component of our growth strategy. We opened our 400th store in August 2023 and are targeting operating over 500 stores in 2028. This increased scale will be accomplished through a combination of both organic and acquired store growth. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our CRM program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio and aim to grow the Shoe Station banner to over 100 stores over the same time period. However, our future store growth may continue to be impacted by macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our prior credit agreement. The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of July 29, 2023.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2023, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $700,000 at July 29, 2023 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

Dividends

On June 20, 2023, the Board of Directors approved the payment of a second quarter 2023 cash dividend to our shareholders. The quarterly cash dividend of $0.10 per share was paid on July 19, 2023 to shareholders of record as of the close of business on July 5, 2023. In second quarter 2022, the dividend paid was $0.09 per share. During year-to-date 2023 and 2022, we returned $5.7 million and $5.1 million, respectively, to our shareholders through our quarterly cash dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during second quarter 2023.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 29, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
April 30, 2023 to May 27, 2023	0	$0.00	0	$50,000,000
May 28, 2023 to July 1, 2023	0	$0.00	0	$50,000,000
July 2, 2023 to July 29, 2023	0	$0.00	0	$50,000,000
	0		0

(1)
On December 14, 2022, our Board of Directors authorized the 2023 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2023 and expiring on December 31, 2023.

ITEM 5. OTHER INFORMATION

During second quarter 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	06/22/2023
10.2	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Non-Employee Directors)				X
10.3	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Employee Directors)				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 1, 2023	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Erik D. Gast Erik D. Gast Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)