Form 10-Q
period 2023-10-28
SHOE CARNIVAL INC
filed 2023-12-01
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2023
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at November 24, 2023 was 27,131,563.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current Assets:
Cash and cash equivalents	$59,895	$51,372	$37,168
Marketable securities	11,226	11,601	10,353
Accounts receivable	3,105	3,052	7,762
Merchandise inventories	368,344	390,390	392,286
Other	19,469	13,308	16,865
Total Current Assets	462,039	469,723	464,434
Property and equipment – net	164,982	141,435	136,534
Operating lease right-of-use assets	337,833	318,612	305,696
Intangible assets	32,600	32,600	32,600
Goodwill	12,023	12,023	11,465
Other noncurrent assets	13,995	15,388	15,607
Total Assets	$1,023,472	$989,781	$966,336

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$42,944	$78,850	$88,329
Accrued and other liabilities	21,394	20,281	22,939
Current portion of operating lease liabilities	57,091	58,154	52,489
Total Current Liabilities	121,429	157,285	163,757
Long-term portion of operating lease liabilities	305,322	285,074	277,681
Deferred income taxes	16,647	11,844	8,592
Deferred compensation	9,770	9,840	10,395
Other	398	170	326
Total Liabilities	453,566	464,213	460,751

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	82,408	83,423	82,528
Retained earnings	702,434	653,450	634,323
Treasury stock, at cost, 13,918,470 shares, 13,883,902 shares and 13,883,015 shares, respectively	(215,346)	(211,715)	(211,676)
Total Shareholders’ Equity	569,906	525,568	505,585
Total Liabilities and Shareholders’ Equity	$1,023,472	$989,781	$966,336

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended October 28, 2023	Thirteen Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 28, 2023	Thirty-nine Weeks Ended October 29, 2022
Net sales	$319,914	$341,661	$895,713	$971,456
Cost of sales (including buying, distribution and occupancy costs)	202,213	210,812	574,030	614,614
Gross profit	117,701	130,849	321,683	356,842
Selling, general and administrative expenses	89,766	87,272	248,147	239,092
Operating income	27,935	43,577	73,536	117,750
Interest income	(833)	(395)	(1,744)	(565)
Interest expense	71	64	208	224
Income before income taxes	28,697	43,908	75,072	118,091
Income tax expense	6,836	11,256	17,244	29,633
Net income	$21,861	$32,652	$57,828	$88,458
Net income per share:
Basic	$0.80	$1.19	$2.12	$3.20
Diluted	$0.80	$1.18	$2.11	$3.17
Weighted average shares:
Basic	27,258	27,454	27,272	27,674
Diluted	27,400	27,700	27,433	27,940

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519
Dividends declared ($0.12 per share)					(3,302)		(3,302)
Employee stock purchase plan purchases		2		9		26	35
Purchase of common stock for treasury		(231)				(5,455)	(5,455)
Stock-based compensation expense				1,248			1,248
Net income					21,861		21,861
Balance at October 28, 2023	41,049	(13,918)	$410	$82,408	$702,434	$(215,346)	$569,906

Balance at July 30, 2022	41,049	(13,435)	$410	$80,760	$604,192	$(201,730)	$483,632
Dividends declared ($0.09 per share)					(2,521)		(2,521)
Employee stock purchase plan purchases		2		9		42	51
Stock-based compensation awards		2		(30)		30	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(1)				(18)	(18)
Purchase of common stock for treasury		(451)				(10,000)	(10,000)
Stock-based compensation expense				1,789			1,789
Net income					32,652		32,652
Balance at October 29, 2022	41,049	(13,883)	$410	$82,528	$634,323	$(211,676)	$505,585

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.32 per share)					(8,844)		(8,844)
Employee stock purchase plan purchases		7		38		107	145
Stock-based compensation awards		305		(4,644)		4,644	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Purchase of common stock for treasury		(231)				(5,455)	(5,455)
Stock-based compensation expense				3,591			3,591
Net income					57,828		57,828
Balance at October 28, 2023	41,049	(13,918)	$410	$82,408	$702,434	$(215,346)	$569,906

Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends declared ($0.27 per share)					(7,622)		(7,622)
Employee stock purchase plan purchases		7		36		108	144
Stock-based compensation awards		198		(2,880)		2,880	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(71)				(2,104)	(2,104)
Purchase of common stock for treasury		(1,134)				(30,515)	(30,515)
Stock-based compensation expense				4,691			4,691
Net income					88,458		88,458
Balance at October 29, 2022	41,049	(13,883)	$410	$82,528	$634,323	$(211,676)	$505,585

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended October 28, 2023	Thirty-nine Weeks Ended October 29, 2022
Cash Flows From Operating Activities
Net income	$57,828	$88,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,193	16,623
Stock-based compensation	3,548	4,536
Loss (Gain) on retirement and impairment of assets, net	79	(595)
Deferred income taxes	4,803	11,291
Non-cash operating lease expense	41,853	35,496
Other	305	472
Changes in operating assets and liabilities:
Accounts receivable	(53)	6,700
Merchandise inventories	22,046	(108,087)
Operating leases	(41,888)	(36,863)
Accounts payable and accrued liabilities	(33,473)	10,483
Other	(6,891)	(9,567)
Net cash provided by operating activities	69,350	18,947
Cash Flows From Investing Activities
Purchases of property and equipment	(43,601)	(63,648)
Investments in marketable securities	(71)	(17)
Sales of marketable securities	0	3,040
Other	0	1,402
Net cash used in investing activities	(43,672)	(59,223)
Cash Flows From Financing Activities
Proceeds from issuance of stock	145	144
Dividends paid	(8,928)	(7,524)
Purchase of common stock for treasury	(5,445)	(30,515)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,927)	(2,104)
Net cash used in financing activities	(17,155)	(39,999)
Net increase (decrease) in cash and cash equivalents	8,523	(80,275)
Cash and cash equivalents at beginning of period	51,372	117,443
Cash and cash equivalents at end of period	$59,895	$37,168
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$208	$234
Cash paid during period for income taxes	$13,566	$20,200
Capital expenditures incurred but not yet paid	$2,191	$5,981
Dividends declared but not yet paid	$233	$282

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

Note 2 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	October 28, 2023			October 29, 2022
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$21,861	27,258	$0.80	$32,652	27,454	$1.19
Diluted Net Income per Share:
Net income	$21,861			$32,652
Conversion of stock-based compensation arrangements	0	142		0	246
Net income available for diluted common shares and diluted net income per share	$21,861	27,400	$0.80	$32,652	27,700	$1.18

	Thirty-nine Weeks Ended
	October 28, 2023			October 29, 2022
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$57,828	27,272	$2.12	$88,458	27,674	$3.20
Diluted Net Income per Share:
Net income	$57,828			$88,458
Conversion of stock-based compensation arrangements	0	161		0	266
Net income available for diluted common shares and diluted net income per share	$57,828	27,433	$2.11	$88,458	27,940	$3.17

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen and thirty-nine weeks ended October 28, 2023. During the thirteen and thirty-nine weeks ended October 29, 2022, approximately 290,000 and 253,000, respectively, of unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

Note 3 - Fair Value Measurements

The following table presents financial instruments that are measured at fair value on a recurring basis at October 28, 2023, January 28, 2023 and October 29, 2022:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of October 28, 2023
Cash equivalents - money market mutual funds	$53,275	$0	$0	$53,275
Marketable securities - mutual funds that fund deferred compensation	11,226	0	0	11,226
Total	$64,501	$0	$0	$64,501
As of January 28, 2023
Cash equivalents - money market mutual funds	$45,265	$0	$0	$45,265
Marketable securities - mutual funds that fund deferred compensation	11,601			11,601
Total	$56,866	$0	$0	$56,866
As of October 29, 2022
Cash equivalents - money market mutual funds	$28,502	$0	$0	$28,502
Marketable securities - mutual funds that fund deferred compensation	10,353			10,353
Total	$38,855	$0	$0	$38,855

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Condensed Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of October 28, 2023, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. As of October 28, 2023, the balance in our deferred compensation plan was $11.4 million, of which $1.6 million was in Accrued and Other Liabilities based on scheduled payments due within the next 12 months and the remaining balance was in Deferred Compensation, a long-term liability. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. We have recognized cumulative unrealized losses of $2.7 million, $2.9 million and $3.2 million related to equity securities still held at October 28, 2023, January 28, 2023 and October 29, 2022, respectively. For the thirteen and thirty-nine weeks ended October 28, 2023, we have recognized unrealized losses of $919,000 and unrealized gains of $141,000, respectively, related to equity securities still held at October 28, 2023. For the thirteen and thirty-nine weeks ended October 29, 2022, we have recognized unrealized losses of $647,000 and $1.1 million, respectively, related to equity securities still held at October 29, 2022.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment, Operating Lease Right-of-Use Assets, and the current and long-term portions of operating lease liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirteen and thirty-nine weeks ended October 28, 2023 or the thirteen and thirty-nine weeks ended October 29, 2022.

Note 4 - Stock-Based Compensation

On June 20, 2023, our shareholders approved the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Amended 2017 Plan”), which amended and restated the Shoe Carnival, Inc. 2017 Equity Incentive Plan. Among other changes approved by our shareholders, the Amended 2017 Plan increased the number of shares of our common stock that are available for issuance under the plan by 1.8 million additional shares. As of October 28, 2023, 1,905,372 shares were available for issuance under the Amended 2017 Plan, assuming that all unmeasured but outstanding performance stock units vest at the maximum level of performance.

Stock-based compensation includes share-settled awards issued pursuant to the Amended 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended October 28, 2023	Thirteen Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 28, 2023	Thirty-nine Weeks Ended October 29, 2022
Share-settled equity awards	$1,242	$1,780	$3,566	$4,665
Stock appreciation rights	(26)	6	(43)	(155)
Employee stock purchase plan	6	9	25	26
Total stock-based compensation expense	$1,222	$1,795	$3,548	$4,536
Income tax effect at statutory rates	$(341)	$(460)	$(863)	$(1,138)
Additional income tax benefit on vesting of share-settled awards	$(1)	$(6)	$(617)	$(527)

As of October 28, 2023, approximately $6.4 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	560,323	$23.27
Granted	370,653	24.98
Vested	(282,927)	16.83
Forfeited	(77,242)	27.12
Outstanding at October 28, 2023	570,807	$27.05

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $4.8 million and $3.3 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended October 29, 2022 was $30.32.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	0	$0.00
Granted	21,462	21.90
Vested	0	0.00
Forfeited	0	0.00
Outstanding at October 28, 2023	21,462	$21.90

No restricted stock and other stock awards vested during the thirty-nine weeks ended October 28, 2023 or October 29, 2022. The weighted-average grant date fair value of restricted stock and other stock awards granted during the thirty-nine weeks ended October 29, 2022 was $24.12.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were as follows:

(In thousands)	Thirteen Weeks Ended October 28, 2023		Thirteen Weeks Ended October 29, 2022
Non-Athletics:
Women’s	$72,850	23%	$83,611	24%
Men’s	47,324	15	52,917	15
Children’s	23,954	7	25,763	8
Total	144,128	45	162,291	47

Athletics:
Women’s	48,642	15	51,010	15
Men’s	54,148	17	55,825	17
Children’s	53,009	17	51,454	15
Total	155,799	49	158,289	47

Accessories	18,295	6	19,466	6

Other	1,692	0	1,615	0

Total	$319,914	100%	$341,661	100%

(In thousands)	Thirty-nine Weeks Ended October 28, 2023		Thirty-nine Weeks Ended October 29, 2022
Non-Athletics:
Women’s	$233,355	26%	$266,180	27%
Men’s	142,420	16	157,060	16
Children’s	67,800	8	69,994	7
Total	443,575	50	493,234	50

Athletics:
Women’s	132,028	15	142,555	15
Men’s	151,280	17	159,738	17
Children’s	117,051	13	119,160	12
Total	400,359	45	421,453	44

Accessories	47,724	5	51,880	5

Other	4,055	0	4,889	1

Total	$895,713	100%	$971,456	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at October 28, 2023, January 28, 2023 or October 29, 2022.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of October 28, 2023 and January 28, 2023. Approximately $884,000 of refund liabilities and $516,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at October 29, 2022.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At October 28, 2023, January 28, 2023 and October 29, 2022, approximately $1.8 million, $2.4 million and $1.8 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and thirty-nine weeks ended October 28, 2023, approximately $1.6 million and $4.3 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and thirty-nine weeks ended October 29, 2022, approximately $1.5 million and $4.1 million, respectively, of loyalty rewards were recognized in Net Sales. At October 28, 2023, January 28, 2023 and October 29, 2022, approximately $956,000, $844,000 and $949,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Leases

We lease all of our physical stores, our single distribution center, which has a current lease term expiring in 2034, and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of October 28, 2023.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

(In thousands)	Thirteen Weeks Ended October 28, 2023	Thirteen Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 28, 2023	Thirty-nine Weeks Ended October 29, 2022
Operating lease cost	$16,035	$15,398	$47,860	$45,040
Variable lease cost
Occupancy costs	5,299	4,876	16,021	14,305
Percentage rent and other variable lease costs	395	479	1,019	973
Total	$21,729	$20,753	$64,900	$60,318

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for third quarter 2023 and third quarter 2022 and year-over-year comparisons between third quarter 2023 and third quarter 2022, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, third quarter 2023 is the thirteen weeks ended October 28, 2023 and third quarter 2022 is the thirteen weeks ended October 29, 2022. Also referred to herein, year-to-date 2023 is the thirty-nine weeks ended October 28, 2023 and year-to-date 2022 is the thirty-nine weeks ended October 29, 2022.

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

Results of Operations Summary Information

	Number of Stores				Store Square Footage
	Beginning			End of	Net	End	Comparable
Quarter Ended	Of Period	Opened	Closed	Period	Change	of Period	Store Sales(1)
April 29, 2023	397	1	1	397	5,000	4,510,000	(11.9)%
July 29, 2023	397	2	0	399	32,000	4,542,000	(6.5)%
October 28, 2023	399	2	0	401	38,000	4,580,000	(7.4)%

Year-to-date	397	5	1	401	75,000	4,580,000	(8.6)%

April 30, 2022	393	2	0	395	31,000	4,450,000	(10.6)%
July 30, 2022	395	0	0	395	0	4,450,000	(13.8)%
October 29, 2022	395	0	0	395	0	4,450,000	(9.9)%

Year-to-date	393	2	0	395	31,000	4,450,000	(11.4)%

(1)
Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce platforms associated with a physical store acquisition will not be included in comparable store sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the shoestation.com e-commerce site that went live in early February 2023 are included in comparable store sales calculations beginning in first quarter 2023.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended October 28, 2023	Thirteen Weeks Ended October 29, 2022	Thirty-nine Weeks Ended October 28, 2023	Thirty-nine Weeks Ended October 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	63.2	61.7	64.1	63.3
Gross profit	36.8	38.3	35.9	36.7
Selling, general and administrative expenses	28.1	25.5	27.7	24.6
Operating income	8.7	12.8	8.2	12.1
Interest income, net	(0.2)	(0.1)	(0.2)	(0.0)
Income tax expense	2.1	3.3	1.9	3.1
Net income	6.8%	9.6%	6.5%	9.1%

Executive Summary for Third Quarter Ended October 28, 2023

For third quarter 2023, Diluted Net Income per Share (“EPS”) was $0.80, compared to $1.18 of EPS in third quarter 2022. The primary driver of the lower EPS in third quarter 2023 compared to third quarter 2022 was a $21.7 million, or 6.4%, decline in Net Sales. The Net Sales decline was primarily due to physical store traffic declining approximately 11%, which resulted in a comparable store sales decline of 7.4% for the quarter. In August, our comparable store sales decline improved compared to the comparable store sales declines experienced earlier in fiscal 2023, driven by growth in children’s athletics during our back-to-school season. However, in September and October, comparable Net Sales declines accelerated to high-single digits due to softness in our seasonal and fall merchandise sales, including boots. We believe these declines were primarily due to unseasonable hot, dry weather and the impact of persistent inflation and higher interest rates, particularly on our lower income customers and more urban markets. A 9.3% year-over-year increase in our e-commerce Net Sales and Net Sales from new Shoe Station stores partially offset the decrease in Net Sales for the quarter. As a result of e-commerce growth and new stores, we grew Net Sales under our Shoe Station banner low-double digits versus third quarter 2022 and operating income margin for the banner was accretive to our overall operating income margin for the quarter. Net Sales under the Shoe Carnival banner declined mid-single digits primarily due to the lower September and October Net Sales described above.

Third quarter 2023 ranked as the third best third quarter in our history in terms of EPS and Net Sales, only surpassed by the third quarters of fiscal 2022 and fiscal 2021. Compared to a longer-term horizon, our third quarter 2023 EPS of $0.80 was more than any full year EPS prior to 2018.

Our investments in customer relationship management (“CRM”) systems, store modernization and e-commerce capability have continued to produce sustained higher gross profit margin, increased customer conversion and increased loyalty members compared to our pre-CRM and pre-modernization results in 2019. The benefits of our CRM and store and e-commerce modernization programs were key factors to maintaining the following results with store traffic impacted by weather, inflation, higher interest rates and macro-economic uncertainty:

•
While gross profit margin in third quarter 2023 was lower compared to third quarter 2022, third quarter 2023 marked the 11th consecutive quarter that gross profit margin exceeded 35%;
•
Total loyalty customers grew nearly 8% compared to third quarter 2022 and Shoe Station loyalty members grew 18%; and
•
Store conversion was over 400 basis points higher compared to pre-CRM and pre-modernization results in 2019.

Similar to second quarter 2023, in third quarter 2023 we invested aggressively in advertising and marketing campaigns to support back-to-school shopping and new fall merchandise. This advertising investment was the primary driver to increased Selling, General and Administrative Expenses (“SG&A”) compared to third quarter 2022. Operating more total stores and more modernized stores also increased SG&A and occupancy costs in Cost of Sales in third quarter 2023 compared to third quarter 2022. Buying, distribution and occupancy costs (“BDO”) in Cost of Sales were lower in third quarter 2023 compared to third quarter 2022, as distribution costs have moderated from the supply chain issues experienced in 2022 and 2021, which more than offset the increase in occupancy costs.

Significant progress has been made throughout fiscal 2023 to reduce our Merchandise Inventories and optimize our inventory positions for an improved athletic assortment of national named brands. We continued reducing and optimizing inventory in third quarter 2023 to drive operational efficiencies and cash flow benefits. Third quarter 2023 ending inventory was $23.9 million, or 6%, lower than the prior year, compared to fiscal 2022 year end when inventory was $105.2 million higher than the prior year end. We expect our Merchandise Inventories to be approximately $40 million, or 10%, lower by year end 2023 compared to year end 2022.

Year end fiscal 2022 marked the 18th consecutive year we ended the year with no debt, and through third quarter 2023 we also funded our operations without debt. As of October 28, 2023, we had $71.1 million of Cash, Cash Equivalents and Marketable Securities and $99.3 million in borrowing capacity. During third quarter 2023, we increased our quarterly cash dividend by 20%, from $0.10 per share to $0.12 per share. Since third quarter 2020, our quarterly cash dividend per share has increased 166%. We also repurchased 230,696 shares in the quarter at a total repurchase price of $5.4 million.

We ended third quarter 2023 with 401 total stores, 373 Shoe Carnival stores and 28 Shoe Station stores. In third quarter 2023, we opened two Shoe Station stores. No stores were closed in third quarter 2023. Approximately 55% of our total stores have been modernized.

As an extension of our store modernization program, the Company modernized and relaunched its shoecarnival.com website in late October 2023 and earlier in the year launched the shoestation.com website. Combined with advanced CRM capabilities, these investments enhance our customers' omnichannel interaction with us and support our ability to drive long-term, sustainable growth. The relaunched shoecarnival.com website incorporates improvements in search capability, use of predictive analytics and improved product imagery and speed of operation.

Results of Operations for Third Quarter Ended October 28, 2023 Compared to Third Quarter Ended October 29, 2022

Net Sales

Net Sales were $319.9 million during third quarter 2023 and decreased 6.4% compared to third quarter 2022. The decrease was due to a 7.4% comparable store sales decline resulting from an approximate 11% decrease in physical store traffic. We believe this lower traffic was primarily due to unseasonable hot, dry weather and the impact of persistent inflation and higher interest rates, particularly on our lower income customers and more urban markets. The decrease in Net Sales was partially offset by a 9.3% increase in e-commerce Net Sales and Net Sales from new Shoe Station stores. August comparable Net Sales declined mid-single digits during the back-to-school season, with substantially all merchandise categories declining, partially offset by growth in children's athletics. September and October comparable Net Sales slowed to a high-single digit decline due to softness in seasonal and fall merchandise sales, including boot sales. E-commerce sales were favorably impacted by the February 2023 launch of shoestation.com and increased sales through shoecarnival.com. E-commerce sales were approximately 10% of merchandise sales in third quarter 2023, compared to 9% in third quarter 2022.

Gross Profit

Gross Profit was $117.7 million during third quarter 2023, a decrease of $13.1 million compared to third quarter 2022. Gross profit margin in third quarter 2023 was 36.8% compared to 38.3% in third quarter 2022. Merchandise margin decreased 120 basis points primarily due to increased promotions on seasonal and fall merchandise in September and October. Buying, distribution and occupancy (“BDO") costs were lower in the quarter compared to third quarter 2022; however, BDO costs decreased gross profit margin by 30 basis points due to the lower Net Sales in third quarter 2023. The BDO costs were lower in third quarter 2023 as freight and distribution costs declined versus third quarter 2022 through active management, contract renegotiation and normalization, partially offset by our investments in store modernization and by rent associated with operating more stores.

Selling, General and Administrative Expenses

SG&A increased $2.5 million in third quarter 2023 to $89.8 million compared to $87.3 million in third quarter 2022. The increase was primarily due to an increase in advertising investment during the back-to-school shopping season. As a percentage of Net Sales, SG&A were 28.1% in third quarter 2023 compared to 25.5% in third quarter 2022.

Income Taxes

The effective income tax rate for third quarter 2023 was 23.8% compared to 25.6% for third quarter 2022. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The lower effective tax rate in third quarter 2023 compared to the prior year quarter was reflective of discrete adjustments recognized during the third quarter 2023. For the full 2023 fiscal year, we expect our tax rate to be between 23% and 24% compared to the 25.2% effective tax rate recognized during the full 2022 fiscal year.

Results of Operations Year-to-Date Through October 28, 2023 Compared to Year-to-Date Through October 29, 2022

Net Sales

Net Sales were $895.7 million in year-to-date 2023 and decreased 7.8% compared to year-to-date 2022. The decrease was due to an 8.6% comparable store sales decline resulting from an approximate 9% decrease in traffic in our physical stores, with the most significant decreases in physical stores that serve a lower income demographic and more urban market. Net Sales through our e-commerce sales channel were also lower. We believe the lower store traffic was primarily due to unseasonable weather in third quarter 2023, persistent inflation, higher interest rates and a reduction in first quarter 2023 federal tax refunds compared to 2022. The decrease was partially offset by Net Sales attributable to new stores, mostly new Shoe Station stores. E-commerce sales were approximately 9% of merchandise sales in both year-to-date 2023 and year-to-date 2022.

Gross Profit

Gross Profit was $321.7 million during year-to-date 2023, a decrease of $35.2 million compared to year-to-date 2022. Gross profit margin in year-to-date 2023 was 35.9% compared to 36.7% in year-to-date 2022. Merchandise margin decreased 60 basis points, reflecting an increase in promotional intensity. BDO costs were lower year-to-date compared to year-to-date 2022; however, BDO decreased gross profit margin by 20 basis points due to the lower Net Sales in year-to-date 2023. The BDO costs were lower in year-to-date 2023 as freight and distribution costs declined versus 2022 through active management, contract renegotiation and normalization, partially offset by our investments in store modernization and by rent associated with operating more stores.

Selling, General and Administrative Expenses

SG&A increased $9.0 million, or 3.8%, in year-to-date 2023 to $248.1 million compared to $239.1 million in year-to-date 2022. The increase was primarily attributable to increased advertising expense and new and modernized store costs. As a percentage of Net Sales, SG&A were 27.7% in year-to-date 2023 compared to 24.6% in year-to-date 2022.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $1.2 million in year-to-date 2023 compared to year-to-date 2022. This increase was primarily due to higher interest earned on invested cash balances and lower unused commitment fees under our current credit agreement as compared to our prior credit agreement.

Income Taxes

The effective income tax rate for year-to-date 2023 was 23.0% compared to 25.1% for year-to-date 2022. The lower effective tax rate in year-to-date 2023 compared to the prior year-to-date was reflective of discrete adjustments recognized during year-to-date 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are $71.1 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of the third quarter 2023, cash generated from operations and availability under our $100 million credit agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, modernization/remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we may also pursue strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $69.4 million in year-to-date 2023 compared to $18.9 million during year-to-date 2022. The change in operating cash flow was primarily driven by reduced inventory purchases, partially offset by decreased Net Sales in year-to-date 2023.

Working capital increased on a year-over-year basis and totaled $340.6 million at October 28, 2023 compared to $300.7 million at October 29, 2022. The increase was primarily attributable to lower Accounts Payable and higher cash balances, partially offset by lower Merchandise Inventories levels. Our current ratio was 3.8 as of October 28, 2023 compared to 2.8 as of October 29, 2022.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2023 and 2022, we expended $43.6 million and $63.6 million, respectively, for the purchase of Property and Equipment, primarily related to our store modernization program.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our nonqualified deferred compensation plan. The balance of these Marketable Securities was $11.2 million at October 28, 2023, compared to $11.6 million at January 28, 2023 and $10.4 million at October 29, 2022. Additional information can be found in Note 3 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2023, net cash used in financing activities was $17.2 million compared to $40.0 million during year-to-date 2022. The decrease in net cash used in financing activities was primarily due to the repurchase of $5.4 million shares in year-to-date 2023, compared to the repurchase of $30.5 million of shares in year-to-date 2022 under our Board of Directors’ authorized share repurchase program.

Capital Expenditures

Capital expenditures for fiscal 2023, including actual expenditures in year-to-date 2023, are expected to be between $48 million and $53 million, with approximately $35 million to $38 million to be used for new stores and modernization and approximately $13 million to $15 million for upgrades to our distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on ongoing supply chain disruptions and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened four Shoe Station branded stores, opened one Shoe Carnival branded store and closed one Shoe Carnival branded store in year-to-date 2023. Increasing market penetration by adding new stores is a key component of our growth strategy. We currently have 401 stores and are targeting operating over 500 stores in 2028. This increased scale will be accomplished through a combination of both organic and acquired store growth. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In the near term, we expect to pursue fill-in opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our CRM program. We believe more attractive real estate options will be available with the addition of the Shoe Station retail concept to our portfolio and aim to grow the Shoe Station banner to over 100 stores over the same time period. However, our future store growth may continue to be impacted by macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our prior credit agreement. The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate ("SOFR") as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of October 28, 2023.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2023, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $700,000 at October 28, 2023 and our borrowing capacity was $99.3 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

Dividends

On September 21, 2023, the Board of Directors approved a 20% increase in our cash dividend paid to shareholders in third quarter 2023. The quarterly cash dividend of $0.12 per share was paid on October 17, 2023 to shareholders of record as of the close of business on October 3, 2023. In third quarter 2022, the dividend paid was $0.09 per share. During year-to-date 2023 and year-to-date 2022, we returned $8.9 million and $7.5 million, respectively, to our shareholders through our quarterly cash dividends.

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

During third quarter 2023, we repurchased 230,696 shares of common stock at a total cost of $5.4 million under the 2023 Share Repurchase Program. As of October 28, 2023, we had $44.6 million available for future repurchases. During year-to-date 2022, we repurchased 1.1 million shares of common stock at a total cost of $30.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during third quarter 2023.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 28, 2023, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
July 30, 2023 to August 26, 2023	0	$0.00	0	$50,000,000
August 27, 2023 to September 30, 2023	230,696	$23.60	230,696	$44,555,074
October 1, 2023 to October 28, 2023	0	$0.00	0	$44,555,074
	230,696		230,696

(1)
On December 14, 2022, our Board of Directors authorized the 2023 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2023 and expiring on December 31, 2023.

ITEM 5. OTHER INFORMATION

During third quarter 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Mutual Separation Agreement, dated September 21, 2023, by and between the Company and Erik Gast	8-K	10.1	09/25/2023
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following materials from Shoe Carnival, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, (5) Notes to Condensed Consolidated Financial Statements, and (6) the information under Part II, Item 5, "Other Information."

X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 1, 2023	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)