Form 10-K
period 2024-02-03
SHOE CARNIVAL INC
filed 2024-03-22
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 3, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at July 28, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $478,402,565 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 18, 2024 was 27,132,293.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders of the Registrant to be held on June 25, 2024 are incorporated by reference into PART III hereof.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Indianapolis, IN

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended February 3, 2024

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; the effects and duration of economic downturns and unemployment rates; our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner, which includes the recently acquired stores and operations of Rogan’s, within expected time frames, or at all; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize the e-commerce sales channel and its impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively integrate Rogan’s, retain Rogan’s employees, and achieve the expected operating results, synergies, efficiencies and other benefits from the Rogan’s acquisition within the expected time frames, or at all; risks that the Rogan’s acquisition may disrupt our current plans and operations or negatively impact our relationship with our vendors and other suppliers; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see PART I, ITEM 1A, "Risk Factors" of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of family footwear. We operate a retail focused business model that aims to deliver the leading footwear shopping experience with the national name brands desired by our customers. Our "bricks" first, omnichannel approach provides customers easy access to our wide assortment of branded footwear for athletics, daily activities and special events via their choice of delivery channel. We have a proven track record selling branded footwear, such as Nike, Skechers, Crocs, adidas, Puma, HEYDUDE, Converse and Vans, and generating profits without incurring debt. We have been in business for 45 years and have been a public company subject to SEC reporting requirements since 1993. Since 1993, we have earned a profit in every year except 1995.

As part of our long-term growth strategy, we have invested significantly in customer relationship management (“CRM”) capabilities, e-commerce infrastructure, modernization of our store fleet, and acquisitions as key drivers of profitable growth. Since Fiscal 2019, our Diluted Net Income per Share has increased 84%, Gross Profit margin expanded 570 basis points, and Net Sales grew 13%.

As of our Fiscal 2023 year end, we operated 400 stores across 35 states and Puerto Rico under our Shoe Carnival and Shoe Station banners. Including e-commerce sales in close proximity to a physical store, our comparable physical stores generated an average of $2.9 million in Net Sales in Fiscal 2023 and approximately $255 in Net Sales per square foot. We believe there is potential within our existing markets to grow our store count to over 500 stores in 2028 through both organic and acquired store growth. We believe this opportunity to increase our scale, together with stable operating income margins, will continue to drive shareholder value and our future earnings potential.

Subsequent to year end, on February 13, 2024, we furthered our acquisition strategy by acquiring all of the stock of Rogan Shoes, Incorporated, a Wisconsin corporation ("Rogan's"). Rogan’s adds 28 more physical stores and an additional distribution center to our portfolio. Rogan's will be integrated into our Shoe Station banner and our current plan is to brand and operate these stores using both the Rogan’s and Shoe Station tradenames. More information about this subsequent event can be found in Note 16 - “Subsequent Events” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

In Fiscal 2023, our Net Sales were $1.18 billion and our ambition is to achieve omnichannel sales in excess of $2 billion in 2028.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2023, 2022 and 2021 relate to the fiscal years ended February 3, 2024 ("Fiscal 2023"), January 28, 2023 ("Fiscal 2022") and January 29, 2022 ("Fiscal 2021"), respectively. Fiscal 2019 is the fiscal year ended February 1, 2020. Fiscal 2020 is the fiscal year ended January 30, 2021. Fiscal 2023 consisted of 53 weeks while all other years presented and discussed consisted of 52 weeks.

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

References to the “SEC” refer to the United States Securities and Exchange Commission.

See PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for more information regarding the trends impacting our Fiscal 2023 operating results.

Our Banners

Shoe Carnival

Our Shoe Carnival retail concept has developed over our 45-year history and is differentiated from competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our store experience include upbeat music, opportunities for customers to spin our spin-n-win wheel and a mic-person who runs in-store specials. These specials include contests, games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing. As of our Fiscal 2023 year end, we operated 372 Shoe Carnival stores located across 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of privately-held, family-owned Shoe Station, Inc. ("Shoe Station"). The Shoe Station assets were acquired for approximately $70.4 million, funded with cash on hand. This acquisition was the first in our history. As of our Fiscal 2023 year end, we operated 28 stores across six states in the Southeast under the Shoe Station banner, inclusive of the 21 stores acquired and seven additional stores opened since the acquisition. The Shoe Station e-commerce website, www.shoestation.com, went live on our e-commerce platform in early February 2023. The addition of this banner has created a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics.

Net Sales attributed to the Shoe Station banner were $104.5 million in Fiscal 2023, $99.9 million in Fiscal 2022 and $16.6 million from the acquisition date through January 29, 2022 in Fiscal 2021. The Rogan's acquisition will be included as part of the Shoe Station banner, and with other planned new store growth, we expect our Net Sales from this banner to substantially grow in Fiscal 2024. More information on the Shoe Station acquisition can be found in Note 3 - "Acquisition of Shoe Station" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Our Diversified Sales Mix

We sell broadly across the family footwear channel, with balanced distribution among type of customer (men, women and children), product (athletics and non-athletics) and age (senior citizens to infants) and with no singular reliance on any particular segment. The products we offer are a broad mix of footwear for sport, daily activities and special events. The table below sets forth our percentage of sales by product category over the last five fiscal years.

Fiscal Years	2023	2022	2021	2020	2019
Non-Athletics:
Women's	26%	28%	24%	22%	25%
Men's	16	17	14	14	14
Children's	7	7	6	5	5
Total	49	52	44	41	44
Athletics:
Women's	15	14	16	18	17
Men's	17	16	20	22	20
Children's	13	12	14	13	14
Total	45	42	50	53	51
Accessories	5	5	5	5	5
Other	1	1	1	1	0
Total	100%	100%	100%	100%	100%

Our Strategic Growth Initiatives

Store Growth

Increasing market penetration by adding new stores is a key component of our growth strategy. We believe our current store footprint provides for near-term fill-in opportunities within existing markets as well as longer-term growth to new markets within the United States. In Fiscal 2023, we opened five new stores (one Shoe Carnival store and four Shoe Station stores) within existing markets. We aim to operate approximately 30 new stores in Fiscal 2024, inclusive of integrating the 28 Rogan's stores acquired on February 13, 2024. We are targeting operating at least 500 stores in 2028. This increased scale will be accomplished through a combination of both organic and acquired store growth with particular focus on the Shoe Station banner.

Store Modernization

Another key component to growing our Net Sales is the modernization of our Shoe Carnival store fleet. In Fiscal 2023 and Fiscal 2022 our capital expenditures were $56.3 million and $77.3 million, respectively, with a primary focus on store modernization and new stores. Our new store design is viewed as a differentiator by certain strategic vendor partners and has provided us an opportunity to increase access to branded merchandise in the near term. As of Fiscal 2023 year end, approximately 60% of our Shoe Carnival store modernization was complete. We expect to continue to modernize additional Shoe Carnival stores in Fiscal 2024. Total capital expenditures are expected to be in a range of $25 million to $35 million in Fiscal 2024 and lower than prior years as the store modernization program nears completion.

E-commerce Growth

Our e-commerce platform is an extension of our physical stores and is designed to improve our customer’s shopping experience. We are committed to providing a personalized, seamless customer experience across all channels, and we believe that our ongoing omnichannel initiatives are aligned with changing consumer behavior.

We delivered a new online experience to our customers in Fiscal 2023. We launched our www.shoestation.com website in February 2023 and relaunched our www.shoecarnival.com website in late October 2023. This marked the first major redesign of our Shoe Carnival website since 2016. We have completed the technology migration for both banners to a single platform hosted by a leading provider. We anticipate these enhancements will increase user engagement and conversion, enhance the ease of navigation and improve overall functionality compared to the legacy website design.

We continue to expect our e-commerce platform to be a significant sales channel for us. Our goal is for our e-commerce sales channel to provide between 10% and 15% of enterprise-wide merchandise sales, versus a pre-pandemic 6% in Fiscal 2019. E-commerce sales represented approximately 10% of our merchandise sales in Fiscal 2023 and Fiscal 2022, and 12% in Fiscal 2021.

Customer Relationship Management ("CRM")

Our CRM program continues to provide valuable customer insights to our business, resulting in more efficient and effective marketing outreach. Our CRM program provides our marketing, merchandising, analytics and real estate teams with a better and more complete view of our customer’s shopping behaviors and forms the foundation of our digital marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”). Our view into customer data allows us to more effectively communicate with our customers on a segmented basis through all owned and paid media channels and tailor the merchandise mix at an individual store level. Through transaction data, we gain useful insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, our CRM program allows us to gain a deeper understanding of the brands and categories that our high-value customers consistently purchase so that we can continue to meet customer needs and demand at a geographic and store level.

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

Once a customer enrolls in Shoe Perks and provides a means for digital communication, the customer will begin receiving personalized communications from us. These communications afford us additional opportunities to highlight our broad product assortment and promotional programs. Shoe Perks provides customers with a heightened shopping experience, which includes exclusive offers and rewards that are earned by making purchases either in-store or online and through participating in other point earning opportunities that facilitate engagement with our brand and the national name brands we offer.

We are focused on expanding our Shoe Perks enrollment. In Fiscal 2023, our Shoe Perks membership, including Shoe Station customers, grew to 34.5 million members, representing an increase in new customers of 7% compared to Fiscal 2022 year end.

In Fiscal 2023, purchases from Shoe Perks members were approximately 71% of our comparable Net Sales through our Shoe Carnival bannered stores. We believe our Shoe Perks program provides a tremendous opportunity to communicate, build relationships and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains. Our most loyal customers, those who qualify for our “Gold” tier, receive additional rewards and incentives. The average transaction value for our Gold tier customers was approximately 43% higher than non-Gold tier Shoe Perks members in Fiscal 2023.

Strong and Diversified Vendor Partnerships

We offer merchandise from a broad range of over 270 vendor partners. In Fiscal 2023, Nike, Inc. (“Nike”), Skechers U.S.A., Inc. (“Skechers”) and Crocs, Inc. ("Crocs") collectively accounted for approximately 45% of our Net Sales in Fiscal 2023. Nike and Skechers collectively accounted for approximately 27% in Fiscal 2022 and 39% in Fiscal 2021. Nike accounted for approximately 20% of our Net Sales in Fiscal 2023, 14% in Fiscal 2022 and 28% in Fiscal 2021; Skechers accounted for approximately 14% of our Net Sales in Fiscal 2023, 13% in Fiscal 2022 and 11% in Fiscal 2021; and Crocs accounted for approximately 11% of our Net Sales in Fiscal 2023.

We continually work to strengthen our brand offerings and our relationships with our key vendors. While we have no long-term contracts in place with any of our vendors, we anticipate that Nike, Skechers and Crocs will continue to be high-volume vendors for us in Fiscal 2024.

Our Competitive Strengths

We believe our operational and financial success is due to a number of key competitive strengths that make our Shoe Carnival and Shoe Station banners destinations of choice for our family channel footwear consumer.

Digital Media to Build Brand Awareness

Our goal is to communicate a consistent brand image for both of our banners across all aspects of our operations and throughout our marketing strategies. We highlight our banners and the name brands we carry, including specific styles of product, using lifestyle and product imagery to showcase merchandise brands. The use of digital media comprises the substantial portion of our marketing investment, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers. Television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising investment.

Centralized Distribution Process

Our Evansville distribution center is equipped with mechanized processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments. We leverage these investments with third party managed software tailored to our specific needs to track merchandise during the transportation and distribution process. During Fiscal 2023, 98% of merchandise was received into our Evansville distribution center, with a much smaller percentage of merchandise being either directly drop shipped to customers or sent directly to a store location. Additional information about our Evansville distribution center can be found in PART I, ITEM 2, "Properties" of this Annual Report on Form 10-K.

Disciplined Approach to Capital Management

We remain focused on funding our normal operations without debt. We ended Fiscal 2023 with no debt and $111.2 million of Cash and Cash Equivalents and Marketable Securities. Over the last five fiscal years, we have had no debt outstanding and Cash, Cash Equivalents and Marketable Securities of $61 million to $132 million at the end of each fiscal year. We believe this approach increases our ability to make impactful long-term decisions and enhances our stakeholder relationships.

Leased Stores

Our stores are found in high traffic shopping areas and are generally located in open-air shopping centers. On average, our Shoe Carnival physical stores are approximately 10,900 square feet and carry inventory of approximately 32,500 pairs of shoes per location. On average, our Shoe Station physical stores are approximately 17,800 square feet and carry an average inventory of 43,100 pairs of shoes per location. More information about our store locations and other properties can be found in PART I, ITEM 2, "Properties" of this Annual Report on Form 10-K. All stores are currently leased and more information on our leases can be found in Note 10 - "Leases" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Distinctive In-Store Shopping Experience

Our in-store merchandise is displayed directly on the selling floor in an open stock format, allowing customers to serve themselves, if they choose. Our trained staff is dedicated to customer service and assists and educates customers with the features and location of merchandise, as well as finding sizes, styles and colors. Our new store design incorporates the use of digital screens that are centrally controlled and are more adaptable than printed visual in-store advertising. These digital screens further enhance the in-store shopping experience and provide another opportunity for our vendors to compete for in-store advertising. We believe our distinctive shopping experience gives us important competitive advantages, including the building of a loyal, repeat customer base, the creation of word-of-mouth advertising, and enhanced sell-through of in-season goods.

Broad Merchandise Assortment

Our product assortment is comprised primarily of on-trend branded footwear for the entire family and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our physical stores carry shoes in two general categories – athletics and non-athletics with subcategories for men's, women's and children's shoes, as well as a broad range of accessories. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores. Although the core merchandise assortment tends to be similar for each store, there are differences between our store banners, and to some extent, there is further differentiation by store under each banner, reflecting each store’s unique demographics and customer preferences. Our knowledge of these customer preferences, combined with our vendor relationships and distribution process, allows us to react to emerging trends or special events.

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

Our systems provide up-to-date sales and inventory information and our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by store. Using this information, our merchandise managers meet regularly with vendors to compare product sales and margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us to drive our comparable store sales, manage our markdown activity and improve inventory turnover.

Efficient E-commerce Order Management and Fulfillment (Ship-From-Store and Vendor Drop Ship Program)

We have implemented a third party hosted order management system designed to our specific needs, which has enabled us to meet the complex demands of omnichannel fulfillment and has positioned us to further scale our e-commerce capabilities as we grow.

Our Ship-From-Store program is a core element of our omnichannel strategy. Online orders are primarily fulfilled using physical stores. By fulfilling e-commerce orders principally from our store level inventory and staff, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. E-commerce orders can also be fulfilled from our distribution center in Evansville, Indiana and this distribution center is used in times of peak demand.

We also maintain a vendor drop-ship program with select business partners. This program offers our customers an expanded online assortment of styles and colors that we do not carry in store. While our customers benefit from expanded item assortment, the functionality of this program is seamless, and our customers’ online experience is not impacted by the vendor drop-ship fulfillment option. As a benefit of this program, we do not need to make a capital investment in the expanded inventory assortment, which is carried and fulfilled by our business partners participating in this program.

Competitive Pricing For Our Customers

Our customer is primarily a value-conscious consumer seeking name brand footwear across all ages, with our Shoe Station banner targeting a higher price point and more suburban customer. We believe that by offering a wide selection of popular styles of primarily name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether this occurs at our store locations or through our other omnichannel choices.

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with department stores, shoe stores, sporting goods stores, e-commerce retailers and mass merchandisers. We compete with most department stores and traditional shoe stores by offering competitive prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise. Many of our competitors are significantly larger than we are in terms of Net Sales, and many can access the capital markets with greater speed and efficiency than we can.

Culture and Human Capital Management

We have intentionally built an employee-centric, customer-focused organization designed to compete at the highest levels in the retail industry. Our commitment to, and investment in, a strong performance culture is paramount to our long-term sustainability and success.

Workforce Diversity

We serve a diverse customer base and seek diversity in and among our workforce in all areas, from our stores to our Evansville distribution center and our corporate offices. We are firmly committed to providing equal opportunities in all aspects of employment and believe that all individuals should be treated with respect and dignity. Diversity is an important element in our ongoing annual mandatory training for all employees and managers. We do not tolerate harassment or unlawful discrimination of any kind.

We have clear policies encouraging strong relationships and protecting open lines of communication with management at every level. This, coupled with our non-retaliation policy, encourages employees to communicate issues and seek immediate redress of those issues if they should arise.

We understand the value of diversity at all levels, whether of gender, race, ethnicity, background or experience. As of our Fiscal 2023 year end, our workforce identified as 64% female and 36% male. Our broad-based leadership team, including those who manage and lead our stores and those who lead our Company, identified as 62% female and 38% male. With respect to ethnicity, our leadership team identified as 60% Caucasian and 40% non-Caucasian. The diversity of our leadership team trends with the diversity of our customer base, which based on recent data from our Shoe Perks customer loyalty program, approximates 70% Caucasian and 30% non-Caucasian and is more female than male.

In our corporate leadership roles (senior director-level employees through our named executive officers), the percentage identifying as female has significantly increased over the last five years from 5% to 24% with several departments, such as human resources, buying and merchandising, technology and accounting, being led by those that identify as female.

We are also focused on the diversity of our Board. Currently, two of four of our non-employee Board members and two of seven of our total Board identify as female. We are continuing to refresh our Board and assess long-term succession as well as the diversity of the Board’s collective skill set. Over the last four years, three board members have transitioned, creating opportunity for new directors who have enhanced our diversity.

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

Currently, all of the general managers who operate our Shoe Carnival bannered stores and 94% of our district managers who oversee those general managers were trained, developed and promoted from within. As of our Fiscal 2023 year end, of our 32 district managers across both banners, 66% have been employed by us for more than 20 years. The average tenure of the general managers who operate our Shoe Carnival and Shoe Station bannered stores was 14 years as of Fiscal 2023 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed by Shoe Carnival or Shoe Station for an average of 18 years.

Annually we survey a cross-section of employees on matters involving policy and procedure, organizational structure, operating style, commitment to hiring a competent workforce and commitment to integrity and ethical values. Since 2004, responses to this survey have had an average score of 4.2 to 4.3, with 5 being “strongly agree.”

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
Insider trading;
•
Non-discrimination and anti-harassment;
•
Cybersecurity awareness and responsibility; and
•
Supply chain security.

More information regarding our approach to conducting business responsibly, including our guidelines on discrimination and harassment, can be found in our Code of Ethics. Our Code of Ethics applies to all of our Board members, officers and employees, including our principal executive officer and our principal financial and accounting officer.

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

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment. We measure OSHA recordable incidents to gauge the success of our safety protocol. During calendar year 2023, we recorded 62 non COVID-related OSHA recordable incidents, an approximate 2% reduction in incidents compared to five years ago. Excluding the Shoe Station operations, which continue to be integrated into our safety culture, the decrease compared to five years ago was 5%.

Our strategies to address the ever-expanding complexities of protecting customer and employee data and executing our business strategies in an increasingly digital world continue to advance. Our technology department monitors and regularly tests compliance with our protocols, provides regular updates to employees and management and conducts annual training. More information on our cybersecurity processes can be found in PART I, ITEM 1C, "Cybersecurity" of this Annual Report on Form 10-K.

Number of Employees

As of our Fiscal 2023 year end, we had approximately 5,300 employees, of which approximately 3,000 were employed on a part-time basis. The Rogan's acquisition added approximately 600 additional employees as of February 13, 2024. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

Seasonality

For a discussion of the impact of seasonality on our operating results and our business, see PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Store Count and Seasonality on Quarterly Results.”

Trademarks

As of our Fiscal 2023 year end, we own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, Y-NOT?®, UNR8ED®, Solanz®, Shoe Perks®, SC Work Wear®, A Surprise In Store®, Shoes 2U®, Laces for Learning®, Princess Lacey’s Laces®, Shoe Station®, Shoe Station Super Store® and Shoe Station Select®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

We seek to minimize our impact on the environment and reduce our carbon footprint by actively implementing environmentally-friendly processes throughout our business, including energy efficiency initiatives, waste minimization and the use of recycled materials within our supply chain. Our most significant areas of focus are fuel and packaging material used to deliver merchandise to our Evansville distribution center and stores; the HVAC and lighting systems in our stores, Evansville distribution center and corporate office; and recycling methods.

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We anticipate no material capital expenditures for environmental control facilities for Fiscal 2024 or for the near future.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 22, 2024:

Name	Age	Position
J. Wayne Weaver	89	Chairman of the Board and Director
Clifton E. Sifford	70	Vice Chairman of the Board and Director
Mark J. Worden	50	President and Chief Executive Officer and Director
Carl N. Scibetta	65	Senior Executive Vice President - Chief Merchandising Officer
Marc A. Chilton	54	Executive Vice President - Chief Operating Officer
Patrick C. Edwards	52	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

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

Mr. Scibetta has been employed as Senior Executive Vice President – Chief Merchandising Officer since March 2021. From March 2016 to March 2021, Mr. Scibetta served as Executive Vice President – Chief Merchandising Officer. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager – Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980.

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

Mr. Edwards has been employed as Senior Vice President, Chief Financial Officer and Treasurer since September 2023. He has also served as our Secretary since June 2021 and served as our Assistant Secretary from December 2019 to June 2021. Mr. Edwards served as our Vice President and Corporate Controller from October 2019 until September 2023 and was appointed an executive officer in March 2021 as our Chief Accounting Officer, serving in that role until September 2023. Prior to joining us, Mr. Edwards was Vice President of Accounting for CenterPoint Energy, Inc., a publicly traded utility company, from February 2019 to August 2019 following its acquisition of Vectren Corporation (“Vectren”), also a publicly traded utility company. For Vectren, Mr. Edwards held various leadership roles in the accounting, audit and finance functions from February 2001 through February 2019, including Vice President and Treasurer from April 2017 to February 2019 and Vice President of Corporate Audit from August 2013 to April 2017. Prior to joining Vectren, Mr. Edwards worked in public accounting. Mr. Edwards is a Certified Public Accountant.

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

An increase in the cost, or a disruption in the flow, of imported goods may decrease our sales and profits. We rely on imported merchandise to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we purchase from domestic vendors and the smaller portion we import directly from overseas manufacturers. Our primary footwear manufacturers are located in China. Any disruption in the supply chain may increase the cost of the goods we purchase, limit our ability to acquire merchandise and decrease our sales and profits.

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

We may not realize the expected operating results from, and planned growth of, our Shoe Station banner. A significant portion of our growth strategy is based on growing our Shoe Station banner. Our ability to achieve our strategies will depend, in part, on our ability to realize the expected operating results from, and planned growth of, our Shoe Station banner, which we may not realize within our expected time frames, or at all. The Shoe Station banner may underperform relative to our expectations. Any of these impacts could have an adverse effect on our growth, business, results of operations and financial condition.

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

Various risks associated with our e-commerce platform may adversely affect our business and results of operations. E-commerce has been an important sales channel for us. We sell shoes and related accessories through websites that we control, including www.shoecarnival.com and www.shoestation.com and through our related mobile app. We fulfill substantially all e-commerce orders from our store locations and from our Evansville distribution center. If we are unable to continue to grow our e-commerce sales, our sales, comparable store sales and gross profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows and financial condition.

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
•
the impact of and government response to pandemics;
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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases and participating in other point earning opportunities that facilitate engagement with our brand. We remain focused on expanding our Shoe Perks enrollment. In Fiscal 2023, purchases from Shoe Perks members were approximately 71% of our comparable Net Sales through our Shoe Carnival bannered stores. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We may not be able to successfully execute our growth strategy, which could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy requires that we continue to invest in omnichannel initiatives, which requires substantial investment in technology, to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we create more opportunities to connect with our customers through our omnichannel initiatives and as we grow the number of our physical stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the omnichannel initiatives or new or acquired stores into our business.

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be adversely affected. The success of our growth strategy will depend on a number of other factors, some of which are out of our control, including, among other things:

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

We depend on our key suppliers for merchandise and advertising support and the loss of key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. Three branded suppliers, Nike, Inc., Skechers U.S.A., Inc. and Crocs, Inc. collectively accounted for approximately 45% of our Net Sales in Fiscal 2023. Nike, Inc. and Skechers U.S.A., Inc. collectively accounted for approximately 27% of our Net Sales in Fiscal 2022 and 39% of our Net Sales in Fiscal 2021. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have an adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

We may experience difficulties in integrating Rogan’s and realizing the expected operating results, synergies, growth opportunities and other benefits of the acquisition. The success of the Rogan’s acquisition will depend, in part, on our ability to realize the expected operating results, synergies, growth opportunities and other benefits from acquiring Rogan’s. We may not realize these operating results, synergies, growth opportunities or other benefits within the expected time frames, or at all. The acquisition may disrupt our current plans and operations and may negatively impact our relationship with our vendors and other key suppliers. We may not be able to successfully integrate Rogan’s operations, logistics, information technologies, communications, purchasing, accounting, marketing, administration and other systems, establish internal controls into Rogan’s operations or retain key Rogan’s employees. Rogan’s may underperform relative to our expectations. Any of these impacts could have an adverse effect on our growth opportunities, business, results of operations and financial condition.

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

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend and could impact our supply chain and access to customers. Our facilities, including our Evansville distribution center, our corporate headquarters and other offices and our retail stores, and the facilities of our third-party vendors and service providers could suffer if affected by:

•
natural disasters, such as fires, earthquakes, explosions, hurricanes, power shortages or outages, floods, monsoons, ice storms or tornadoes;
•
public health crises such as pandemics and epidemics;
•
political crises such as terrorism, war, political instability, civil unrest or other conflict; or
•
other events outside of our control.

We currently operate a primary distribution center located in Evansville, Indiana. Virtually all merchandise received by our physical stores is, and will be, shipped through this distribution center. A disaster occurring at this distribution center would be significant and we could be unable to effectively deliver merchandise to our stores for an extended period. Disasters occurring at our distribution center located in Evansville, Indiana, our corporate headquarters and other offices, our retail stores or the infrastructure of a key third-party vendor or service provider also could impact our reputation and our customers’ perception of our brand. In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be adversely affected.

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

The reliability and capacity of our information technology systems, and in particular our distribution technology operations, are critical to our continued operations. We currently operate a primary distribution center in Evansville, Indiana. Virtually all merchandise received by our physical stores is, and will be, shipped through this distribution center. We fulfill substantially all of our e-commerce orders from our store locations and our primary distribution center. Given that we have one primary distribution center, virtually any technology disruption there could be significant to our operations. Our corporate computer network is essential to our distribution process.

Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, terrorist attacks, computer viruses and security breaches, which may require significant investment to fix or replace.

If our primary distribution center is shut down for any reason, if our information technology systems do not operate effectively or if we are the target of attacks or security breaches, we may suffer the loss of critical data, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce platform may be impacted and we could experience other interruptions or delays to our operations, which could have an adverse effect on our operating and financial performance.

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

Failure to maintain positive brand perception and recognition could have a negative impact on our business. Maintaining a good reputation is critical to our business. In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites and other forms of internet-based communications that provide access to a broad audience of consumers and other persons. The popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. If we are unable to quickly and effectively respond to the dissemination of negative information about us via social media or any other incidents negatively impacting our reputation and brand, we may suffer declines in customer loyalty and traffic and we may experience vendor relationship issues and other issues, regardless of the information’s accuracy, all of which could negatively affect our financial results. In addition, we frequently use social media to communicate with customers and the public in general. Failure to use social media effectively could negatively impact our brand value and revenues.

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

We also increase our inventory levels to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact Net Sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products, forcing us to sell these products at significantly discounted prices and adversely affecting our Net Sales, margins and operating cash flow.

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

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources. We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of such proceedings. An unfavorable outcome could have an adverse effect on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require us to devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

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

Our failure to attract and retain qualified personnel and control labor costs could adversely affect our business. Our business model requires us to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Our ability to control costs and meet our labor needs in a rising wage and inflationary environment is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation, and changing demographics. If we are unable to attract and retain quality sales associates and management, embrace automation, such as robot, artificial intelligence, and self-checkout technology, as necessary, or if market conditions or changes to minimum wage laws result in the need for higher wages paid to employees, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised and our financial condition, results of operations and cash flows may be adversely affected.

Financial and Liquidity Risks

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our credit agreement to finance our business strategy and meet our other liquidity needs. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We may utilize our credit agreement to fund working capital, including inventory purchases, and special purpose standby letters of credit, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit agreement to fund operational needs. If we borrow funds under our credit agreement and interest rates materially increase, our financial results could be adversely affected.

Continued financial market volatility could have an adverse effect on the sources and costs of financing available to us. The capital and credit markets have experienced, and may continue to experience, volatility and disruption, which could have the following impacts, among other things:

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

We cannot guarantee that we will continue to make dividend payments or that we will continue to repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2024. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 32.8% of our outstanding common stock. In addition, Mr. Weaver's adult daughter is the sole trustee of several grantor retained annuity trusts and, as a result, beneficially owns less than 5% of our outstanding common stock held by such trusts. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

ITEM 1B. Unresolved staff comments

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Daily, we are threatened by system intrusions, social engineering attempts and web application attacks. These threats and attempts are directed at payment data, employee credentials, system passwords and personal information. We have developed and implemented a risk-based framework to address them. We consider cybersecurity a top risk within our enterprise risk management protocol, which is subject to oversight by our Board of Directors.

Our risk-based processes, as designed, seek to maintain physical, administrative and technical controls that protect the confidentiality, integrity and availability of our information systems and information stored on our network, including customer information, personal information, intellectual property and proprietary information.

We use the National Institute of Standards and Technology Cybersecurity Framework (the "NIST CSF") as a guideline for our cybersecurity framework. This does not imply that we meet any technical standards, specifications or requirements under the NIST CSF, only that we use the NIST CSF as a framework to help us identify, assess and manage cybersecurity risks related to our business. Our policies for overall general information technology controls are also influenced by the Control Objectives for Information and Related Technologies, which align with the NIST CST.

Our key cybersecurity processes are organized into four primary categories:

•
Outage and access: these processes address system intrusion and credential and password threats and risks;
•
Payment and loyalty rewards: these processes protect the information of our customers; and
•
Personal data: these processes protect the payroll and healthcare data of our current and former employees and vendor information.
•
Vendor partner security: these processes review the infrastructure and security processes of vendor partners that process transactions, provide cloud-based solutions and provide the backbone for our data flow.

Key elements of our cybersecurity processes include, but are not limited to, the following:

•
Firewalls, data encryption and tokenization, multifactor authentication and data backup, among other safeguarding tactics;
•
Routine tests of our back up processes, the physical security of our data storage and access to systems via penetration testing;
•
A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
Training and testing of the diligence and awareness of our employees regarding social engineering email and other cybersecurity schemes and risks;
•
Engaging third-party cybersecurity companies periodically to assess our cybersecurity posture and assist with identifying and remediating cybersecurity risks; and
•
Contractual commitments from vendor partners and a review of controls at vendor partners via System and Organization Controls reports.

Governance

Our Board of Directors oversees and guides our business and oversees our exposure to major risks. As stated in its charter, our Board of Directors has delegated to the Audit Committee the responsibility for Board-level oversight of cybersecurity risk. As part of its oversight role, the Audit Committee receives reports about our protocols, material threats or incidents and other developments related to cybersecurity. When these discussions occur, Board members with cybersecurity acumen that are not on the Audit Committee are present and active in those discussions.

These cybersecurity reports are provided to our Audit Committee at least annually, and these reports are delivered by our Senior Vice President and Chief Information Officer (“CIO”). Our CIO has over 30 years of experience with our information systems and is versed in cybersecurity frameworks and best practices. A security committee assists the CIO with developing controls, selecting vendor partners, identifying emerging threats and implementing best practices within our risk-based framework. Our security team is comprised of professionals with cybersecurity certifications and specialized training. The CIO addresses how we allocate capital resources to our cybersecurity processes with our executive leadership team, which includes our Chief Executive Officer, Chief Operating Officer, Chief Merchandising Officer and Chief Financial Officer. The CIO reports directly to our Chief Operating Officer.

Process to Access, Identify and Manage Material Risks from Cybersecurity Threats

When a cybersecurity incident occurs or we identify a vulnerability, our CIO and our security committee, which is described in more detail under "Governance" above, are responsible for leading the initial risk assessment, and external experts may also be engaged and our Audit Committee or full Board may also be consulted. If a breach of our control structure were to occur, our executive leadership team, Audit Committee and counsel would be briefed by the CIO and a determination would be made on whether such issue is material to warrant disclosure.

As of February 3, 2024, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, cash flow or financial condition.

Even with our current control processes and a continuous improvement mindset, cybersecurity threats constantly evolve. If the measures we have employed were to fail, or if a breach were to occur, it could result in impairment or loss of critical functions, such as the operation of our e-commerce websites, our Evansville distribution center, our corporate network and/or our point-of-sale systems, as examples. Additionally, confidential information could be compromised or we could be defrauded or ransomed for a material amount of funds. Any of these outcomes could negatively affect our reputation and customer loyalty. The ultimate effects of a breach or loss in function or confidential information are difficult to quantify with any certainty, but such loss may be partially limited through insurance. See "Risk Factors—We could be adversely affected if our inventory technology systems fail to operate effectively, are disrupted or are compromised", "—Various risks associated with our e-commerce platform may adversely affect our business and results of operations" and "—We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions to our business and increased costs" in PART I, ITEM 1A of this Annual Report on Form 10-K, which risk factors are incorporated by reference into this section of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Physical Stores

As of our Fiscal 2023 year end, we leased our 400 stores located across 35 states and Puerto Rico. Approximately 96% of the leases for our existing stores provide for fixed minimum rentals and approximately 54% provide for contingent rental payments based upon various specified percentages of sales. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Our traditional Shoe Carnival store prototype typically utilizes between 8,000 and 12,000 square feet of leased space and our Shoe Station store prototype utilizes between 12,000 to 20,000 square feet of leased space. The sales area comprises substantially all (greater than 80%) of our typical gross store footprint.

Following is a roll forward of our leased locations over the last five years:

	Historical Store Count
Fiscal Years	2023	2022	2021	2020	2019
Stores open at the beginning of the year	397	393	383	392	397
New store openings	5	4	1	4	1
Stores acquired	0	0	21	0	0
Store closings	(2)	0	(12)	(13)	(6)
Stores open at the end of the year	400	397	393	383	392
Stores relocated	0	0	2	0	4

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

The following table identifies the number of our stores in each state and Puerto Rico as of our Fiscal 2023 year end:

State/Territory		State/Territory
Alabama	22	New Jersey	1
Arkansas	10	New York	2
Arizona	3	North Carolina	18
Colorado	3	North Dakota	3
Delaware	1	Ohio	18
Florida	31	Oklahoma	7
Georgia	21	Pennsylvania	11
Idaho	4	Puerto Rico	5
Iowa	11	South Carolina	11
Illinois	31	South Dakota	2
Indiana	26	Tennessee	18
Kansas	5	Texas	48
Kentucky	12	Utah	2
Louisiana	11	Virginia	6
Michigan	13	Wisconsin	3
Missouri	22	West Virginia	6
Mississippi	9	Wyoming	1
Montana	1	Total Stores	400
Nebraska	2

Distribution Center

Our primary 410,000 square foot distribution center is located in Evansville, Indiana. This facility can support the processing and distribution needs for approximately 470 stores. With additional resources added, including our right to expand the facility by 200,000 square feet, the current location could provide processing capacity for approximately 650 stores. We lease the facility from a third party. The lease expires in 2034.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.” As of March 18, 2024, there were approximately 122 holders of record of our common stock. We did not sell any unregistered equity securities during Fiscal 2023, 2022 or 2021.

Cash Dividends

During Fiscal 2023, we paid quarterly cash dividends of $0.10 per share in our first and second fiscal quarters and $0.12 per share in the third and fourth fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On March 13, 2024, the Board of Directors increased the quarterly cash dividend from $0.12 to $0.135 per share, an increase of 12.5%, for the first quarter of Fiscal 2024. The quarterly cash dividend of $0.135 per share will be paid on April 22, 2024 to shareholders of record as of the close of business on April 8, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of Fiscal 2023. For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout Fiscal 2023, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and to our non-employee directors upon the issuance of service-based restricted stock awards. We also repurchased 119,084 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards. We intend to continue issuing shares out of treasury to meet these needs.

The following table summarizes our repurchase activity during the fourth quarter of Fiscal 2023:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)
October 29, 2023 to November 25, 2023	657	$21.62	0	$44,555,074
November 26, 2023 to December 30, 2023	0	$0.00	0	$44,555,074
December 31, 2023 to February 3, 2024	3,153	$30.21	0	$50,000,000
	3,810		0

(1)
3,810 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 14, 2023, our Board of Directors authorized the 2024 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 and expiring on December 31, 2024. The 2024 Share Repurchase Program replaced the prior $50.0 million share repurchase program that was authorized in December 2022 and expired in accordance with its terms on December 31, 2023.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (the "MD&A") should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses Fiscal 2023 and Fiscal 2022 and year-over-year comparisons between Fiscal 2023 and Fiscal 2022. A discussion of Fiscal 2021 and year-over-year comparisons between Fiscal 2022 and Fiscal 2021 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended January 28, 2023, filed with the SEC on March 24, 2023.

We have included certain comparisons in this MD&A between Fiscal 2023 and Fiscal 2019 to provide further context regarding our Fiscal 2023 results of operations. At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

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

The Shoe Station banner and retail locations provide a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. Due to the larger average size of our Shoe Station stores and the targeted, more affluent customer, these locations provide for a primary destination shopping experience.

We believe our distinctive shopping experiences give us various competitive advantages, including the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Recent Acquisitions

On December 3, 2021, we acquired the physical stores and substantially all of the other assets and liabilities of Shoe Station, Inc. ("Shoe Station"), a privately-held, family-owned shoe retailer. The Shoe Station assets were acquired for approximately $70.4 million, funded with cash on hand. We continue to operate the original 21 locations acquired under the Shoe Station banner and have opened seven new Shoe Station bannered stores since the acquisition. Net Sales attributed to the Shoe Station banner were $104.5 million and $99.9 million in Fiscal 2023 and Fiscal 2022, respectively, and $16.6 million from the acquisition date through January 29, 2022. More information about this acquisition can be found in Note 3 - "Acquisition of Shoe Station" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Subsequent to Fiscal 2023 year end, on February 13, 2024, we acquired all the stock of Rogan Shoes, Incorporated ("Rogan's"). More information about this acquisition can be found in Note 16 - “Subsequent Events” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Comparable Store Sales

Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ acquisition or grand opening prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce platforms associated with a physical store acquisition will not be included in comparable store sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 were included in comparable store sales calculations beginning in the first quarter of Fiscal 2023.

The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for Fiscal 2023 compare the 52-week period ended January 27, 2024 to the 52-week period ended January 28, 2023. Net Sales in the 53rd week of Fiscal 2023 totaled $14.4 million.

Executive Summary

In Fiscal 2023, our results were impacted by continuing inflation, higher interest rates, and reduced tax refunds. These economic factors particularly impacted our Shoe Carnival banner and its lower income customers and more urban markets. Our Diluted Net Income per Share ("EPS") earned in Fiscal 2023 was $2.68 compared to $3.96 earned in Fiscal 2022.

The primary driver of the lower EPS in Fiscal 2023 compared to Fiscal 2022 was an $86.4 million, or 6.8%, decline in Net Sales, with our Shoe Carnival banner down 7.8%, offset by a 4.5% increase from our Shoe Station banner.

Within this more challenging economic environment, Fiscal 2023 was impacted by event-driven shopping during the peak back-to-school and holiday shopping periods and soft sales of seasonal merchandise and sales during non-peak periods compared to Fiscal 2022. During these peak shopping periods, our children’s categories outperformed every other category. Tax refunds in Fiscal 2023 were nearly 9% lower than Fiscal 2022, which significantly impacted our spring sales. Primarily because of these lower seasonal sales and sales during non-peak periods, traffic in our physical stores was down 9% in Fiscal 2023 compared to Fiscal 2022 and comparable sales were down 8.8%.

As a result of e-commerce growth, new stores and integration of our Shoe Perks loyalty program into our Shoe Station stores, we grew Net Sales under our Shoe Station banner in Fiscal 2023 compared to Fiscal 2022. Our Shoe Perks members grew 7.3% in Fiscal 2023 compared to Fiscal 2022 and comprised 34.4 million members at the end of Fiscal 2023. In Fiscal 2023 Operating Income margin for the Shoe Station banner was accretive to our overall Operating Income margin.

Long-term Profit Transformation

As part of our long-term growth strategy, we have invested significantly in customer relationship management (“CRM”) capabilities, e-commerce infrastructure, modernization of our store fleet, and acquisitions as key drivers of profitable growth. Since Fiscal 2019, our Diluted Net Income Per Share has increased 84%, Gross Profit margin expanded 570 basis points, and Net Sales grew 13%. With this increased profitability, we have increased our quarterly dividend. The recently approved dividend that will be paid in the first quarter of Fiscal 2024 of $0.135 per share has increased 238% from the quarterly dividend paid in early Fiscal 2019.

Merchandise Inventory

We made significant progress throughout Fiscal 2023 to reduce our Merchandise Inventories and optimize our inventory positions for an improved athletic assortment. At the end of Fiscal 2023, Merchandise Inventories were $43.9 million, or 11%, lower than at the end of Fiscal 2022. This reduction in inventory was a primary driver of our improved cash flow from operations in Fiscal 2023, which totaled $122.8 million, an increase of $72.3 million compared to Fiscal 2022. We expect additional reductions in inventory in Fiscal 2024, excluding the impact from the Rogan’s acquisition.

Capital Management

Fiscal 2023 marked the 19th consecutive year we ended the fiscal year with no debt, and in each of the last three years, we have not drawn on our credit facility. We ended Fiscal 2023 with $111.2 million of Cash, Cash Equivalents and Marketable Securities and $99.3 million in borrowing capacity. On February 13, 2024, we utilized approximately $45 million of this liquidity to acquire Rogan’s with cash on hand.

Store Growth and Store Modernization

We ended Fiscal 2023 with 400 total stores, comprising 372 Shoe Carnival stores and 28 Shoe Station stores. During Fiscal 2023, we opened four Shoe Station stores and one Shoe Carnival Store and closed two Shoe Carnival stores. Including the recently acquired Rogan’s stores, we expect to operate 430 to 432 stores by the end of Fiscal 2024, representing net growth of 30 to 32 stores. We have a strategic growth roadmap in place to surpass 500 stores in 2028, inclusive of organic and acquired activity. After the Rogan's acquisition, we began operating an all-time high 429 stores.

During Fiscal 2023, we modernized 53 Shoe Carnival bannered stores. We continue to modernize our store fleet. As of February 3, 2024, 60% of our Shoe Carnival stores were modernized and we expect to modernize additional stores in Fiscal 2024. Total capital expenditures are expected to be in a range of $25 million to $35 million in Fiscal 2024 and lower than Fiscal 2023 and Fiscal 2022 as the store modernization program nears completion.

We also modernized and relaunched our www.shoecarnival.com website in late October 2023 and in February 2023 launched our www.shoestation.com website. Combined with our advanced CRM capabilities, these investments enhance our customers’ omnichannel interaction with us and support our ability to drive long-term, sustainable growth. The relaunched www.shoecarnival.com website incorporates improvements in search capability, use of predictive analytics and improved product imagery and speed of operation.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of Net Sales for the following fiscal years:

	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	64.2	62.9	60.4
Gross profit	35.8	37.1	39.6
Selling, general and administrative expenses	27.8	25.5	24.0
Operating income	8.0	11.6	15.6
Interest income	(0.2)	(0.1)	0.0
Interest expense	0.0	0.0	0.0
Income before income taxes	8.2	11.7	15.6
Income tax expense	2.0	3.0	4.0
Net income	6.2%	8.7%	11.6%

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Net Sales were $1.18 billion in Fiscal 2023 and decreased 6.8% compared to Fiscal 2022. The decrease was primarily due to an 8.8% comparable store sales decline, partially offset by the $14.4 million effect of the 53rd week in Fiscal 2023. The comparable store sales decline resulted from an approximate 9% decrease in traffic in our physical stores, with the most significant decreases in physical stores that serve a lower income demographic and more urban market. Net Sales through our e-commerce sales channel were also 7.7.% lower than in Fiscal 2022. We believe the lower physical store traffic and e-commerce sales in Fiscal 2023 were primarily due to persistent inflation, higher interest rates and a reduction in first quarter 2023 federal tax refunds compared to 2022. Net Sales attributable to new stores, mostly new Shoe Station stores, partially offset the decrease in comparable store sales. E-commerce sales were approximately 10% of merchandise sales in both Fiscal 2023 and Fiscal 2022.

Gross Profit

Gross Profit was $421.4 million in Fiscal 2023, a decrease of $46.8 million compared to Fiscal 2022. Gross profit margin in Fiscal 2023 was 35.8% compared to 37.1% in Fiscal 2022. Merchandise margin decreased 90 basis points, reflecting an increase in promotional intensity and shifting product mix. Buying, distribution and occupancy costs (“BDO”) were lower in Fiscal 2023 compared to Fiscal 2022; however, BDO decreased gross profit margin by 40 basis points due to the lower Net Sales in Fiscal 2023. The BDO costs were lower in Fiscal 2023 as freight and distribution costs declined versus Fiscal 2022 through active management, contract renegotiation and normalization, partially offset by our investments in store modernization and by rent associated with operating more stores.

Selling, General and Administrative Expenses ("SG&A")

SG&A increased $6.2 million in Fiscal 2023 to $327.9 million compared to $321.7 million in Fiscal 2022. The increase was primarily attributable to new and modernized store costs, including increased depreciation expense resulting from our investment in property and equipment related to our store portfolio modernization plan. As a percentage of Net Sales, SG&A was 27.8% in Fiscal 2023 compared to 25.5% in Fiscal 2022.

Fiscal 2023 SG&A included $0.8 million of transaction costs related to the Rogan's acquisition. Additional information regarding the Rogan’s acquisition can be found in Note 16 - “Subsequent Events” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $2.0 million in Fiscal 2023 compared to Fiscal 2022. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for Fiscal 2023 was 23.7% compared to 25.2% for Fiscal 2022. The lower effective tax rate was reflective of a greater tax rate benefit from the vesting of equity based compensation and a nonrecurring benefit associated with state deferred taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are $111.2 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of Fiscal 2023, cash generated from operations and availability under our $100 million Credit Agreement. Subsequent to Fiscal 2023 year end, we acquired Rogan's and paid cash totaling approximately $45 million on the closing date of the acquisition. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, modernization/remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of other capital projects, including investments in new systems. As part of our growth strategy, we may also pursue additional strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $122.8 million in Fiscal 2023 compared to $50.4 million during Fiscal 2022. The increase in operating cash flow was primarily driven by reduced inventory purchases, partially offset by decreased Net Income in Fiscal 2023 compared to Fiscal 2022.

Working capital increased on a year-over-year basis and totaled $353.5 million at February 3, 2024 compared to $312.4 million at January 28, 2023. The increase was primarily attributable to higher cash and lower Accounts Payable balances, partially offset by lower Merchandise Inventories levels. Our current ratio was 3.8 as of February 3, 2024, compared to 3.0 as of January 28, 2023.

Cash Flow - Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During Fiscal 2023 and Fiscal 2022, we expended $56.3 million and $77.3 million, respectively, for the purchases of property and equipment, primarily related to our store portfolio modernization plan.

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

During Fiscal 2023, net cash used in financing activities was $20.5 million compared to $42.5 million during Fiscal 2022. The decrease in net cash used in financing activities was primarily due to the repurchase of $5.4 million of shares in Fiscal 2023, compared to the repurchase of $30.5 million of shares in Fiscal 2022, associated with our Board of Directors’ authorized share repurchase program. During Fiscal 2023 and Fiscal 2022, we did not borrow or repay funds under our Credit Agreement. Letters of credit outstanding were $700,000 at February 3, 2024, and our borrowing capacity was $99.3 million.

Our Credit Agreement requires us to maintain compliance with various financial covenants. See Note 9 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its covenants. We were in compliance with these covenants as of February 3, 2024.

Store Openings and Closings – Fiscal 2024

Increasing market penetration by adding new stores is a key component of our growth strategy. Through a combination of both organic and acquired store growth, we aim to operate approximately 30 new stores, inclusive of the 28 Rogan's stores acquired on February 13, 2024, in Fiscal 2024 and are targeting operating over 500 stores in 2028. We expect limited store closures over the next several years.

Capital Expenditures – Fiscal 2024

Capital expenditures for Fiscal 2024 are expected to be between $25 million and $35 million, with approximately $15 million to $20 million to be used for new stores and modernization and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

During Fiscal 2023, we paid quarterly cash dividends of $0.10 per share in our first and second fiscal quarters and $0.12 per share in the third and fourth fiscal quarters. In Fiscal 2022 four quarterly dividends of $0.09 per share were approved and paid. During Fiscal 2023 and Fiscal 2022, we returned $12.2 million and $10.0 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 14, 2023, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2024 (the “2024 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2024 and in accordance with applicable laws, rules and regulations. The 2024 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, subject to the restrictions in our Credit Agreement. See Note 9 – "Debt" in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

The 2024 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2022, became effective January 1, 2023 and expired in accordance with its terms on December 31, 2023. Shares totaling 230,696 were repurchased during Fiscal 2023 at a cost of $5.4 million. Shares totaling 1,134,524 were repurchased during Fiscal 2022 at a cost of $30.5 million.

Leases

Rent-related payments made in Fiscal 2023 totaled $94.4 million. As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and will increase in future years due to expected organic and acquired store growth. These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other occupancy related charges. See Note 10 – “Leases” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.

(Unaudited, in thousands, except per share amounts)

Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Net sales	$281,184	$294,615	$319,914	$280,169
Gross profit	98,517	105,465	117,701	99,707
Operating income	20,939	24,662	27,935	19,969
Net income	16,526	19,441	21,861	15,520
Net income per share – Diluted [1]	$0.60	$0.71	$0.80	$0.57

Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$317,527	$312,268	$341,661	$290,779
Gross profit	112,863	113,130	130,849	111,322
Operating income	35,384	38,789	43,577	28,694
Net income	26,897	28,909	32,652	21,610
Net income per share – Diluted [1]	$0.95	$1.04	$1.18	$0.79

1) Per share amounts are computed independently for each of the quarters presented. For per share amounts, the sum of the quarters may not equal the total year due to the impact of changes in weighted shares outstanding and differing applications of earnings as prescribed by accounting guidance.

2) The fourth quarter of Fiscal 2023 consisted of 14 weeks compared to 13 weeks in all other quarters presented.

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

Store Count

We continually analyze our store portfolio and the potential for new stores based on our view of internal and external opportunities and challenges in the marketplace. As part of our long-term growth strategy, we expect to pursue opportunities for store growth across large and mid-size markets as we continue to leverage customer data from our CRM program and more attractive real estate options become available.

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

Store Openings, Closings and Impairment Charges – Impact on Fiscal 2023 and Fiscal 2022

In Fiscal 2023, we opened five new stores. The initial average inventory investment for the new stores in Fiscal 2023 was $1.0 million, capital expenditures were $1.7 million and lease incentives received from our landlords were $480,000. In Fiscal 2022, we opened four new stores. The initial average inventory investment for the new stores was $1.4 million, capital expenditures were $1.6 million and lease incentives received from our landlord were $212,000.

Pre-opening expenses for the five stores opened in Fiscal 2023 included in Cost of Sales and SG&A expenses were approximately $1.2 million, or an average of $237,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During Fiscal 2022, we expended approximately $1.3 million, or an average of $320,000 per store, in pre-opening expenses for the four new stores.

Total store closing costs were $83,000 associated with closing two stores in Fiscal 2023 and there were no store closing costs in Fiscal 2022. There were no non-cash impairment charges recognized in Fiscal 2023 and Fiscal 2022. In addition to non-cash impairment charges, store closing costs can include fixed asset write-offs, employee severance, lease termination fees, store tear-down and clean-up expenses and acceleration of expenses and deferred lease incentives.

In total, store opening and closing costs impacting SG&A expenses were $0.9 million in Fiscal 2023 and $1.0 million in Fiscal 2022. Store opening and closing costs included in Cost of Sales were expenses of $376,000 in Fiscal 2023 and $178,000 in Fiscal 2022.

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

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise Inventories as of February 3, 2024 totaled $346.4 million, representing approximately 33% of total assets. Merchandise Inventories as of January 28, 2023 totaled $390.4 million, representing approximately 39% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

Valuation of Goodwill and Intangible Assets – Our indefinite-lived assets include Goodwill and non-amortizing Intangible Assets (trade name) resulting from the acquisition of Shoe Station in Fiscal 2021. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill and indefinite-lived Intangible Assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual impairment testing as of the first day of the fourth fiscal quarter.

In performing impairment tests for our Goodwill in Fiscal 2023, we opted to complete a quantitative assessment at the Shoe Station banner level as opposed to relying on a qualitative assessment as permitted in the guidance. This quantitative assessment required that the estimated fair value of a reporting unit’s net assets, including Goodwill, be calculated and compared to its carrying amount. If that estimated fair value is in excess of the carrying amount, no impairment is recognized. We performed this assessment on October 29, 2023. We estimated the fair value of the net assets tested using a discounted cash flow model and guideline transaction market approach. The income-based approach required significant judgment to estimate future cash flows, including revenue growth inclusive of long-term growth rate assumptions and the discount rate. The guideline transaction market approach included 20 majority stake acquisition transactions in the footwear and apparel retail industries over the last 12 years. With respect to the trade name, we also tested its carrying amount for impairment at the Shoe Station banner level using the same revenue growth and discount rate assumptions and an assumed royalty rate. Significant changes in our estimates and assumptions could affect our fair value calculations. Our estimate of fair value exceeded the carrying amounts and therefore resulted in no impairment.

Leases – We lease our retail stores, our Evansville distribution center and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. All of our leases are operating leases. Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. The weighted average discount rate utilized in Fiscal 2023 and Fiscal 2022 was 4.2%.

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

Historical Financial and Operating Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years. A more detailed description of the fluctuations among Fiscal 2019 – Fiscal 2022 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1)	2023	2022	2021	2020	2019
Income Statement Data:
Net sales	$1,175,882	$1,262,235	$1,330,394	$976,765	$1,036,551
Gross profit	$421,390	$468,164	$526,787	$279,982	$311,869
Operating income	$93,505	$146,444	$207,654	$21,865	$54,209
Net income	$73,348	$110,068	$154,881	$15,991	$42,914
Diluted net income per share	$2.68	$3.96	$5.42	$0.56	$1.46

Dividends declared per share	$0.440	$0.360	$0.280	$0.178	$0.168

Balance Sheet Data:
Cash and cash equivalents	$99,000	$51,372	$117,443	$106,532	$61,899
Total assets (3)	$1,042,025	$989,781	$812,264	$642,747	$628,374
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$583,389	$525,568	$452,533	$310,176	$297,363

Operating Data:
Stores open at end of year	400	397	393	383	392
Comparable store sales (2)(4)	-8.8%	-11.1%	35.3%	-5.3%	1.9%
Square footage of store space at year end (000’s)	4,569	4,505	4,419	4,146	4,220
Average sales per store (000’s) (2)(5)(7)	$2,897	$3,159	$3,473	$2,503	$2,475
Average sales per square foot (2)(6)(7)	$255	$281	$321	$237	$245

(1) Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2023, 2022, 2021, 2020 and 2019 relate respectively to the fiscal years ended February 3, 2024, January 28, 2023, January 29, 2022, January 30, 2021 and February 1, 2020. Fiscal 2023 consisted of 53 weeks and fiscal years 2022, 2021, 2020 and 2019 all consisted of 52 weeks.

(2) Selected Operating Data for Fiscal 2023 has been adjusted to a comparable 52-week period ended January 27, 2024. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported annual comparable store sales results for Fiscal 2023 compare the 52-week period ended January 27, 2024 to the 52-week period ended January 28, 2023.

(3) In Fiscal 2019, we adopted ASC 842 on a modified retrospective basis, which required us to recognize leased assets and obligations on our balance sheet. See Note 10 – “Leases” in our Notes to Consolidated Financial Statements included in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion.

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

(5) Average sales per store includes e-commerce sales that are in close proximity to a physical store.

(6) Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(7) In fiscal years 2021, 2020 and 2019, average sales per store and average sales per square foot include only Shoe Carnival banner stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit agreement during Fiscal 2023.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Merchandise Inventories — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Factors considered in determining if inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from vendors and current and expected future sales trends. The Company also reviews aging trends, which include the historical rate at which merchandise has sold below original cost and the value and nature of merchandise currently held in inventory and priced below original cost. The Company reduces the value of inventory to its estimated net realizable value where cost exceeds the estimated future selling price.

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

March 22, 2024

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 3, 2024	January 28, 2023
Assets
Current Assets:
Cash and cash equivalents	$99,000	$51,372
Marketable securities	12,247	11,601
Accounts receivable	2,593	3,052
Merchandise inventories	346,442	390,390
Other	21,056	13,308
Total Current Assets	481,338	469,723
Property and equipment – net	168,613	141,435
Operating lease right-of-use assets	333,851	318,612
Intangible assets	32,600	32,600
Goodwill	12,023	12,023
Other noncurrent assets	13,600	15,388
Total Assets	$1,042,025	$989,781

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,274	$78,850
Accrued and other liabilities	16,620	20,281
Current portion of operating lease liabilities	52,981	58,154
Total Current Liabilities	127,875	157,285
Long-term portion of operating lease liabilities	301,355	285,074
Deferred income taxes	17,341	11,844
Deferred compensation	11,639	9,840
Other	426	170
Total Liabilities	458,636	464,213

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period	410	410
Additional paid-in capital	83,738	83,423
Retained earnings	714,647	653,450
Treasury stock, at cost, 13,919,326 and 13,883,902 shares, respectively	(215,406)	(211,715)
Total Shareholders’ Equity	583,389	525,568
Total Liabilities and Shareholders’ Equity	$1,042,025	$989,781

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$1,175,882	$1,262,235	$1,330,394
Cost of sales (including buying, distribution and occupancy costs)	754,492	794,071	803,607
Gross profit	421,390	468,164	526,787
Selling, general and administrative expenses	327,885	321,720	319,133
Operating income	93,505	146,444	207,654
Interest income	(2,917)	(972)	(24)
Interest expense	282	294	478
Income before income taxes	96,140	147,122	207,200
Income tax expense	22,792	37,054	52,319
Net income	$73,348	$110,068	$154,881
Net income per share:
Basic	$2.69	$4.00	$5.49
Diluted	$2.68	$3.96	$5.42
Weighted average shares:
Basic	27,231	27,543	28,233
Diluted	27,407	27,812	28,596

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 30, 2021	41,049	(12,839)	$410	$78,737	$406,655	$(175,626)	$310,176
Dividends ($0.28 per share)					(8,049)		(8,049)
Employee stock purchase plan purchases		5		82		78	160
Stock-based compensation awards		248		(3,400)		3,400	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(88)				(2,750)	(2,750)
Purchase of common stock for Treasury		(209)				(7,147)	(7,147)
Stock-based compensation expense				5,262			5,262
Net income					154,881		154,881
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends ($0.36 per share)					(10,105)		(10,105)
Employee stock purchase plan purchases		9		47		140	187
Stock-based compensation awards		198		(2,880)		2,880	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(74)				(2,175)	(2,175)
Purchase of common stock for Treasury		(1,134)				(30,515)	(30,515)
Stock-based compensation expense				5,575			5,575
Net income					110,068		110,068
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends ($0.44 per share)					(12,151)		(12,151)
Employee stock purchase plan purchases		9		53		130	183
Stock-based compensation awards		306		(4,667)		4,667	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(119)				(3,037)	(3,037)
Purchase of common stock for Treasury		(231)				(5,451)	(5,451)
Stock-based compensation expense				4,929			4,929
Net income					73,348		73,348
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 3, 2024	January 28, 2023	January 29, 2022
Cash Flows From Operating Activities
Net income	$73,348	$110,068	$154,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,794	23,196	18,752
Stock-based compensation	4,887	5,434	5,531
Loss (Gain) on retirement and impairment of assets, net	130	(501)	1,404
Deferred income taxes	5,497	14,543	2,936
Non-cash operating lease expense	54,998	47,766	43,011
Other	728	962	4,566
Changes in operating assets and liabilities:
Accounts receivable	459	11,410	(6,196)
Merchandise inventories	43,948	(106,192)	(24,281)
Operating lease liabilities	(59,129)	(48,992)	(46,562)
Accounts payable and accrued liabilities	(22,214)	925	3,781
Other	(8,690)	(8,181)	(9,930)
Net cash provided by operating activities	122,756	50,438	147,893
Cash Flows From Investing Activities
Purchases of property and equipment	(56,281)	(77,293)	(31,387)
Investments in marketable securities and other	(403)	(976)	(18,975)
Sales of marketable securities and other	2,045	3,850	1,800
Acquisition, net of cash acquired	0	385	(70,685)
Net cash used in investing activities	(54,639)	(74,034)	(119,247)
Cash Flows From Financing Activities
Proceeds from issuance of stock	183	187	160
Dividends paid	(12,190)	(9,972)	(7,998)
Purchase of common stock for treasury	(5,445)	(30,515)	(7,147)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(3,037)	(2,175)	(2,750)
Net cash used in financing activities	(20,489)	(42,475)	(17,735)
Net increase (decrease) in cash and cash equivalents	47,628	(66,071)	10,911
Cash and cash equivalents at beginning of year	51,372	117,443	106,532
Cash and cash equivalents at end of year	$99,000	$51,372	$117,443
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$279	$303	$479
Cash paid during year for income taxes, net of refunds	$19,232	$23,933	$50,466
Capital expenditures incurred but not yet paid	$1,472	$3,157	$5,949
Dividends declared but not yet paid	$278	$316	$184

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. We are an omnichannel retailer selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico as of February 3, 2024, as well as through our e-commerce platform.

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2023, 2022 and 2021 relate to the fiscal years ended February 3, 2024 ("Fiscal 2023"), January 28, 2023 ("Fiscal 2022") and January 29, 2022 ("Fiscal 2021"), respectively. Fiscal 2023 consisted of 53 weeks while Fiscal 2022 and Fiscal 2021 consisted of 52 weeks.

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

Cash and Cash Equivalents

We had Cash and Cash Equivalents of $99.0 million at February 3, 2024 and $51.4 million at January 28, 2023. Credit and debit card receivables and receivables due from a third party totaling $7.2 million and $6.3 million were included in cash equivalents at February 3, 2024 and January 28, 2023, respectively. Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of February 3, 2024 and January 28, 2023, all invested cash was held in money market mutual funds. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

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

Leases

We account for our leases in accordance with Accounting Standards Codification Topic No. 842 - Leases ("ASC 842"). We evaluate whether a contract is an operating or finance lease at its inception or at its acquisition. All of our leases are classified as operating leases as of February 3, 2024. Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

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

Cloud Computing Arrangements that are Service Contracts

We account for the costs to implement hosted cloud computing arrangements that are considered to be service contracts in current and noncurrent other assets. We capitalize these costs based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We amortize the costs over the anticipated service contract period for the hosted arrangement.

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

Goodwill and Intangible Asset Impairment Testing

Goodwill recorded on our Consolidated Balance Sheets resulted from our acquisition of substantially all of the assets and liabilities of Shoe Station, Inc. ("Shoe Station") and is based on a fair value allocation of the purchase price at the time of acquisition. Goodwill is charged to expense only when it is impaired. We test for Goodwill impairment at the Shoe Station banner level. This test is performed at least annually and is performed at the beginning of our fiscal fourth quarter. No goodwill impairments were recognized in Fiscal 2023, Fiscal 2022 or Fiscal 2021.

We also annually test non-amortizing Intangible Assets for impairment. Tradenames acquired as part of the Shoe Station acquisition are our primary non-amortizing Intangible Assets. No impairments were recognized in Fiscal 2023, Fiscal 2022 or Fiscal 2021.

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

Consideration received after the related merchandise has been sold is recorded as an offset to Cost of Sales in the period negotiations are finalized. For consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our Cost of Sales at the time of sale. Should the consideration received be related to something other than the vendor’s product and such consideration received exceeds the incremental costs incurred, then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to Cost of Sales in future periods as the inventory is estimated to be sold.

Advertising Costs

Digital media, print, television, radio, outdoor media and internal production costs are expensed when incurred. External production costs are expensed in the period the advertisement first takes place. Advertising expenses included in Selling, General and Administrative Expenses were $56.3 million, $55.9 million and $58.7 million in fiscal years 2023, 2022 and 2021, respectively.

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

Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Consolidated Statements of Income:

	Fiscal Year Ended
	February 3, 2024			January 28, 2023			January 29, 2022
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$73,348			$110,068			$154,881
Conversion of share-based compensation arrangements	0			0			0
Net income available for basic common shares and basic net income per share	$73,348	27,231	$2.69	$110,068	27,543	$4.00	$154,881	28,233	$5.49
Diluted Net Income per Share:
Net income	$73,348			$110,068			$154,881
Conversion of share-based compensation arrangements	0	176		0	269		0	363
Net income available for diluted common shares and diluted net income per share	$73,348	27,407	$2.68	$110,068	27,812	$3.96	$154,881	28,596	$5.42

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards were excluded from the computation of Diluted Net Income per Share for Fiscal 2023 or Fiscal 2021, and approximately 7,000 unvested stock-based awards were excluded for Fiscal 2022 because the impact would be anti-dilutive.

Litigation Matters

The accounting standard related to loss contingencies provides guidance regarding our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business. The guidance utilizes the following defined terms to describe the likelihood of a future loss: (1) probable – the future event or events are likely to occur, (2) remote – the chance of the future event or events is slight and (3) reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. The guidance also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred and such loss may be material. No accrual or disclosure is required for losses that are remote.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in the ASU will be applied retrospectively to all prior periods presented in the financial statements, using the significant segment expense categories identified and disclosed in the period of adoption. We are continuing to evaluate the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are continuing to evaluate the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

Since we adopted ASC 842 in Fiscal 2019, no other accounting guidance adopted has been material to our operations.

Note 3 – Acquisition of Shoe Station

On December 3, 2021, we acquired the physical stores and substantially all of the other assets of Shoe Station for total consideration of $70.3 million, net of $77,000 of cash acquired. The purchase price paid was funded with available cash on hand. As of our Fiscal 2023 year end, we operated 28 stores across six states in the Southeast under the Shoe Station banner, inclusive of the 21 stores acquired and seven additional stores opened since the acquisition. The addition of a new brand and new retail locations to the Shoe Carnival portfolio has created a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics.

The results of Shoe Station are included in our consolidated financial statements since the acquisition date. Net Sales attributed to the Shoe Station banner were $104.5 million and $99.9 million in Fiscal 2023 and Fiscal 2022, respectively, and $16.6 million from the acquisition date through January 29, 2022. Acquisition-related costs of $3.2 million were expensed as incurred and are included in Selling, General and Administrative Expenses in our Consolidated Statements of Income in Fiscal 2021.

We are treating Shoe Station trade names as indefinite-lived Intangible Assets; therefore, Goodwill and the Shoe Station trade names are charged to expense only if impaired. Goodwill and the indefinite-lived Intangible Assets are expected to be fully deductible for tax purposes over 15 years.

Note 4 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at February 3, 2024 and January 28, 2023:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 3, 2024:
Cash equivalents – money market mutual funds	$91,733	$0	$0	$91,733
Marketable securities - mutual funds that fund deferred compensation	12,247	0	0	12,247
Total	$103,980	$0	$0	$103,980

As of January 28, 2023:
Cash equivalents – money market mutual funds	$45,265	$0	$0	$45,265
Marketable securities - mutual funds that fund deferred compensation	11,601	0	0	11,601
Total	$56,866	$0	$0	$56,866

See Note 12 - "Employee Benefit Plans" for additional discussion and additional disclosures related to our Marketable Securities that fund deferred compensation. The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities approximate their carrying values because of their short-term nature.

Note 5 – Revenue

Disaggregation of Revenue by Product Category

Revenue is disaggregated by product category below. Net Sales and percentage of Net Sales for fiscal years 2023, 2022 and 2021 are as follows:

(In thousands)	February 3, 2024		January 28, 2023		January 29, 2022
Non-Athletics:
Women's	$310,280	26%	$348,632	28%	$317,144	24%
Men's	191,476	16	208,756	17	189,294	14
Children's	87,986	7	92,664	7	87,926	6
Total	589,742	49	650,052	52	594,364	44
Athletics:
Women's	170,938	15	181,348	14	212,669	16
Men's	195,315	17	204,766	16	264,417	20
Children's	150,422	13	150,622	12	183,211	14
Total	516,675	45	536,736	42	660,297	50
Accessories	63,446	5	68,757	5	67,168	5
Other	6,019	1	6,690	1	8,565	1
Total	$1,175,882	100%	$1,262,235	100%	$1,330,394	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at February 3, 2024 and January 28, 2023.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. At February 3, 2024, approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities. At January 28, 2023, approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At both February 3, 2024 and January 28, 2023, approximately $2.4 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in Net Sales were $6.1 million, $5.5 million and $6.1 million during fiscal years 2023, 2022 and 2021, respectively. At February 3, 2024 and January 28, 2023, approximately $481,000 and $844,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Property and Equipment

The following is a summary of Property and Equipment:

(In thousands)	February 3, 2024	January 28, 2023
Land	$1,564	$1,564
Buildings	7,690	7,670
Furniture, fixtures and equipment	227,749	202,790
Leasehold improvements	188,946	163,929
Total	425,949	375,953
Less accumulated depreciation and amortization	(257,336)	(234,518)
Property and equipment – net	$168,613	$141,435

Total depreciation expense associated with Property and Equipment was $25.8 million in Fiscal 2023, $20.9 million in Fiscal 2022 and $14.7 million in Fiscal 2021. As of February 3, 2024 and January 28, 2023, there was approximately $15.5 million and $13.3 million, respectively, of construction work in process included in Property and Equipment, primarily related to store remodel and new store construction activity.

No impairment charges on long-lived assets held and used were recorded in Fiscal 2023 or in Fiscal 2022 and in Fiscal 2021, we recorded impairment charges of $1.3 million on long-lived assets held and used. Impairment charges are included in Selling, General and Administrative Expenses in our Consolidated Statements of Income.

Note 7 – Cloud Computing Arrangements that are Service Contracts

We have engaged third-party providers to host software for us, including our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems. These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts. Net capitalized costs related to cloud computing arrangements as of February 3, 2024 and January 28, 2023 were $15.9 million and $16.7 million, respectively. Total amortization expense related to these arrangements was $3.0 million during Fiscal 2023, $2.3 million during Fiscal 2022 and $4.0 million during Fiscal 2021. As of February 3, 2024, approximately $3.4 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $12.5 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets. As of January 28, 2023, approximately $3.0 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $13.7 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets.

Note 8 – Accrued and Other Liabilities

Accrued and Other Liabilities consisted of the following:

(In thousands)	February 3, 2024	January 28, 2023
Employee compensation and benefits	$6,033	$8,474
Gift cards	2,371	2,399
Sales and use tax	2,344	2,416
Self-insurance reserves	1,954	1,721
Current portion of non-qualified deferred compensation	114	1,514
Other	3,804	3,757
Total accrued and other liabilities	$16,620	$20,281

Note 9 – Debt

On March 23, 2022 we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our then-existing credit agreement. This $100 million amended and restated credit agreement is collateralized by our inventory, expires on March 23, 2027 and contains a swingline sublimit of $15 million. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. The Credit Agreement also provides that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0.

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

No borrowings were outstanding under the Credit Agreement as of February 3, 2024 and January 28, 2023 and we did not borrow under either of the credit agreements during Fiscal 2023 or Fiscal 2022. As of February 3, 2024, there were $700,000 in letters of credit outstanding and $99.3 million available to us for borrowing under the Credit Agreement.

Note 10 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and office space for our Southern office. We also enter into leases of equipment, copiers and billboards. We do not have any leases with related parties. In addition, we do not have any sublease arrangements with any related party or third party. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease-related costs reported in our Consolidated Statements of Income were as follows:

(In thousands)	2023	2022	2021
Operating lease cost	$65,244	$60,777	$54,417
Variable lease cost
Occupancy costs	21,243	19,001	18,914
Percentage rent and other variable lease costs	1,257	1,231	2,723
Total	$87,744	$81,009	$76,054

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$59,129	$48,991	$46,562
ROU assets obtained in exchange for operating lease liabilities[1]	$72,772	$146,996	$64,058

	As of	As of	As of
	February 3, 2024	January 28, 2023	January 29, 2022
Weighted-average remaining lease term for operating leases (in years)	7.6	7.3	6.0
Weighted-average discount rate for operating leases	4.2%	4.2%	5.2%

1) Includes ROU assets added as part of the Shoe Station acquisition described in Note 3 - "Acquisition of Shoe Station"

The following table reconciles the undiscounted cash flows for each of the next five years and the total of the remaining years to our operating lease liabilities as of February 3, 2024:

(In thousands)	Operating Leases
2024	$68,151
2025	60,646
2026	62,185
2027	55,910
2028	51,418
Thereafter to 2034	136,912
Total undiscounted lease payments	435,222
Less: Imputed interest	80,886
Total operating lease liabilities	354,336
Less: Current portion of operating lease liabilities	52,981
Long-term portion of operating lease liabilities	$301,355

Note 11 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2023	2022	2021
Current:
Federal	$13,290	$15,542	$38,576
State	2,623	4,919	8,076
Puerto Rico	1,382	2,050	2,730
Total current	17,295	22,511	49,382
Deferred:
Federal	4,862	11,712	1,296
State and Puerto Rico	21	1,878	390
Total deferred	4,883	13,590	1,686
Valuation allowance	614	953	1,251
Total provision	$22,792	$37,054	$52,319

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2023	2022	2021
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.7	3.5	3.6
Puerto Rico	0.6	0.6	0.6
Excess tax benefit on stock-based compensation	(0.9)	(0.4)	(0.5)
Other	0.3	0.5	0.6
Effective income tax rate	23.7%	25.2%	25.3%

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 3, 2024	January 28, 2023
Deferred tax assets:
Lease obligations	$86,175	$83,473
Accrued compensation	4,513	4,496
Inventory	639	767
Other	4,641	4,639
Total deferred tax assets	95,968	93,375
Valuation allowance	(3,250)	(2,635)
Total deferred tax assets – net of valuation allowance	92,718	90,740
Deferred tax liabilities:
Lease ROU assets	82,350	78,627
Property and equipment	22,769	19,673
Other	4,940	4,284
Total deferred tax liabilities	110,059	102,584
Net long-term liability	$(17,341)	$(11,844)

We have tax credit carryforwards associated with our Puerto Rico operations totaling $3.3 million at February 3, 2024 and $2.6 million at January 28, 2023. These credits expire at various times over the next ten years. We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of February 3, 2024 and January 28, 2023, there were no unrecognized tax liabilities or related accrued penalties or interest.

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

Contributions charged to expense associated with these plans were $1.0 million, $1.0 million and $949,000 in fiscal years 2023, 2022 and 2021, respectively.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan for certain key employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the employer-sponsored 401(k) plan. Participants in the plan may elect on an annual basis to defer, on a pre-tax basis, portions of their current compensation until retirement, or earlier if so elected. We voluntarily match a portion of the employees’ contributions, which is subject to vesting requirements. The compensation deferred under this plan is credited with earnings or losses measured by the rate of return on investments elected by plan participants. The liabilities of our deferred compensation plan are presented in Deferred Compensation, a long-term liability, or in Accrued and Other Liabilities if scheduled payments are due within the next 12 months.

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of February 3, 2024, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to Selling, General and Administrative Expenses.

The following tables present the balances and activity of the Company's deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	February 3, 2024	January 28, 2023
Deferred compensation plan current liabilities	$114	$1,514
Deferred compensation plan long-term liabilities	11,639	9,840
Total deferred compensation plan liabilities	$11,753	$11,354
Marketable securities - mutual funds that fund deferred compensation	$12,247	$11,601

(In thousands)	2023	2022	2021 (1)
Deferred compensation liabilities
Employer contributions, net	$302	$346	$267
Investment earnings (losses)	1,266	(681)	1,029
Marketable Securities
Mark-to-market (gains) losses (2)	(1,246)	806	721
Net deferred compensation expense	$322	$471	$2,017

(1) We began investing in these Marketable Securities to fund the deferred compensation plan in July 2021, thus Fiscal 2021 has a full year of activity for deferred compensation liabilities and Marketable Securities earnings and loss only in the last seven months of Fiscal 2021.

(2) Included in the mark-to-market gains, in Fiscal 2023, we recognized unrealized gains of $1.4 million related to equity securities still held at February 3, 2024. Included in the mark-to-market losses, in Fiscal 2022 and Fiscal 2021, we recognized unrealized losses of $833,000 and $2.0 million related to equity securities still held at January 28, 2023 and January 29, 2022, respectively.

Note 13 – Stock-Based Compensation

On June 20, 2023, our shareholders approved an amendment and restatement of the Shoe Carnival, Inc. 2017 Equity Incentive Plan (as amended and restated, the “2017 Plan”). Pursuant to the amendment and restatement, the number of shares of our common stock available for issuance under the 2017 Equity Plan was increased by an additional 1,800,000 shares, the term of the 2017 Equity Plan was extended an additional ten years from the date of shareholder approval, and certain other design changes were made to the plan.

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Equity Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights (SARs). For fiscal years 2023, 2022 and 2021, stock-based compensation expense was comprised of the following:

(In thousands)	2023	2022	2021
Share-settled equity awards	$4,897	$5,542	$5,234
Stock appreciation rights	(42)	(141)	269
Employee stock purchase plan	32	33	28
Total stock-based compensation expense	$4,887	$5,434	$5,531
Income tax benefit at statutory rates	$1,189	$1,368	$1,399
Additional income tax benefit on vesting of share-settled awards	$846	$562	$992

As of February 3, 2024, there was approximately $5.3 million of unrecognized compensation expense remaining related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Under the 2017 Equity Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants. According to the terms of the 2017 Equity Plan, no further awards may be made from any previously approved equity plans. As of February 3, 2024, there were approximately 1.9 million shares of our common stock available for issuance under the 2017 Equity Plan, assuming that all unmeasured but outstanding performance stock units vest at the maximum level of performance.

Equity awards issued to employees are classified as either performance-based or service-based. Our outstanding performance-based equity awards were granted such that vesting depended on whether Diluted Net Income per Share met an established threshold, target, or maximum level of performance. Diluted Net Income per Share below the threshold level of performance results in complete forfeiture of the award. Any performance stock units granted in Fiscal 2023 and Fiscal 2022 that are earned based on our actual performance vest in full on March 31, 2026 and March 31, 2025, respectively. Other vesting scenarios have been used in prior years and for awards used to incentivize specific employee performance.

Our service-based restricted stock units and restricted stock awards vest under different scenarios based on the year they were granted, as determined and approved by our Board of Directors. The restricted stock units granted in Fiscal 2023 and Fiscal 2022 vest one-third after two years and two-thirds after three years. For our non-employee Board members and Vice Chairman, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant. Awards that contain both performance and service-based conditions require that the performance target be met during the required service period. Other vesting scenarios have been used for employees in prior years and for sign-on awards granted to newly hired employees.

Under the 2017 Equity Plan, recipients of restricted stock, restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on such awards, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock, restricted stock units and performance stock units.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	560,323	$23.27
Granted	380,653	24.99
Vested	(284,427)	16.83
Forfeited	(77,242)	27.12
Outstanding at February 3, 2024	579,307	$27.04

The total fair value at grant date of restricted stock units and performance stock units that vested during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $4.8 million, $3.3 million and $3.7 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during Fiscal 2022 and Fiscal 2021 was $30.32 and $28.25, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 28, 2023	0	$0.00
Granted	21,462	21.90
Vested	(21,462)	21.90
Outstanding at February 3, 2024	0	$0.00

The total fair value at grant date of restricted stock and other stock awards that vested during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $0.5 million, $0.5 million and $0.3 million, respectively. The weighted-average grant date fair value of restricted stock and other stock awards granted during Fiscal 2022 and Fiscal 2021 was $24.12 and $32.79, respectively.

Cash-Settled Stock Appreciation Rights

Cash-settled SARs were granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of Fiscal 2021 vested and became fully exercisable on March 31, 2022 and any unexercised SARs will expire on March 31, 2024. The SARs issued in Fiscal 2021 have a defined maximum gain of $5.00 over the exercise price of $30.94.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2023	76,000	$30.94
Granted	0	0.00
Forfeited	(7,800)	30.94
Exercised	0	0.00
Outstanding at February 3, 2024	68,200	$30.94	0.2

The fair value of these liability awards is remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense are recognized over the vesting period, or immediately for vested awards. The weighted-average fair value of outstanding SAR awards as of February 3, 2024, was $0.29.

The fair value was estimated using a trinomial lattice model with the following assumptions:

	February 3, 2024	January 28, 2023
Risk free interest rate yield curve	3.99%-5.49%	3.62%-4.68%
Expected dividend yield	1.8%	1.3%
Expected volatility	47.54%	65.42%
Maximum life	0.2 Years	1.2 Years
Exercise multiple	1.03	1.03
Maximum payout	$5.00	$5.00
Employee exit rate	2.2% - 9.0%	2.2% - 9.0%

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

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 9,000, 9,000 and 5,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $183,000, $187,000 and $160,000 for fiscal years 2023, 2022 and 2021, respectively. At February 3, 2024, there were approximately 100,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Note 14 – Share Repurchase Program

On December 14, 2023, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2024 (the “2024 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2024 and in accordance with applicable laws, rules and regulations. The 2024 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

The 2024 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2022, became effective January 1, 2023 and expired in accordance with its terms on December 31, 2023. Shares totaling 230,696 were repurchased during Fiscal 2023 at a cost of $5.4 million. Shares totaling 1,134,524 were repurchased during Fiscal 2022 at a cost of $30.5 million and shares totaling 208,662 were repurchased at a cost of $7.1 million in Fiscal 2021.

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

Business Risk

Three branded suppliers, Nike, Inc. ("Nike"), Skechers U.S.A., Inc. ("Skechers") and Crocs, Inc. ("Crocs") collectively accounted for approximately 45% of our Net Sales in Fiscal 2023. Nike and Skechers collectively accounted for approximately 27% in Fiscal 2022 and 39% in Fiscal 2021. Nike accounted for approximately 20% in Fiscal 2023, 14% in Fiscal 2022 and 28% in Fiscal 2021. Skechers accounted for approximately 14% in Fiscal 2023, 13% in Fiscal 2022 and 11% in Fiscal 2021. Crocs accounted for approximately 11% in Fiscal 2023. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 16 – Subsequent Events

Dividends

On March 13, 2024, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of Fiscal 2024. The quarterly cash dividend of $0.135 per share will be paid on April 22, 2024 to shareholders of record as of the close of business on April 8, 2024.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. See Note 9 – "Debt" for a discussion of our Credit Agreement and its restrictions regarding dividend payments and acquisitions.

Rogan's Acquisition

On February 13, 2024, we acquired Rogan Shoes, Incorporated (“Rogan’s”), a privately-held, family-owned shoe retailer. Rogan’s was acquired for an initial purchase price of $45 million. This initial consideration, funded entirely from cash on hand, is subject to customary adjustments, and additional consideration of up to $5 million may be paid by the Company subject to the achievement of three-year performance targets. With this acquisition, we will own and operate Rogan’s 28 store locations, which are located in Wisconsin, Minnesota, and Illinois.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 3, 2024.

The Company’s internal control over financial reporting as of February 3, 2024 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 3, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended February 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 22, 2024

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Directors, nominees for Director, Code of Ethics, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year. Information concerning our executive officers is included under the caption “Information about our Executive Officers” at the end of PART 1, ITEM 1, “Business” of this Annual Report on Form 10-K. This information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and the independence of our Directors is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 3, 2024 and January 28, 2023

Consolidated Statements of Income for the years ended February 3, 2024, January 28, 2023, and January 29, 2022

Consolidated Statements of Shareholders’ Equity for the years ended February 3, 2024, January 28, 2023, and January 29, 2022

Consolidated Statements of Cash Flows for the years ended February 3, 2024, January 28, 2023, and January 29, 2022

Notes to Consolidated Financial Statements

2.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022

3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023

4-A	Amended and Restated Credit Agreement, dated as of March 23, 2022, by and among Registrant, the financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, sole lead arranger and sole bookrunner	8-K	4.1	03/24/2022

4-B	Amended and Restated Security Agreement, dated as of March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022

4-C	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	4-C	03/24/2023

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-B	03/26/2021

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-C	03/26/2021

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan	8-K	10.1	09/17/2020

10-H*	Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	06/22/2023

10-I*	Form of Service-Based Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10-C	08/31/2017

10-J*	Form of 2022 Restricted Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/15/2022

10-K*	Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022

10-L*	Form of 2023 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2023

10-M*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Non-Employee Directors)	10-Q	10.2	09/01/2023

10-N*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Employee Directors)	10-Q	10.3	09/01/2023

10-O*	Letter Agreement, dated September 30, 2021, between Registrant and Clifton E. Sifford	8-K	10.2	10/05/2021

10-P*	Amended and Restated Employment and Noncompetition Agreement dated December 11, 2008, between Registrant and W. Kerry Jackson	8-K	10.4	12/17/2008

10-Q*	First Amendment to Amended and Restated Employment and Noncompetition Agreement dated April 5, 2021, between Registrant and W. Kerry Jackson	8-K	10.2	04/09/2021

10-R*	Employment and Noncompetition Agreement dated December 4, 2012, between Registrant and Carl N. Scibetta	10-K	10-U	04/15/2013

INDEX TO EXHIBITS - Continued

10-S*	Employment and Noncompetition Agreement dated April 4, 2021, between Registrant and Marc A. Chilton	10-Q	10.1	06/04/2021

10-T*	Amended and Restated Employment and Noncompetition Agreement dated October 1, 2021, between Registrant and Mark J. Worden	8-K	10.1	10/05/2021

10-U*	Employment Agreement dated July 7, 2022, between Registrant and Patrick C. Edwards	8-K	10.1	07/11/2022

10-V*	Employment and Noncompetition Agreement dated March 14, 2023, between Registrant and Erik Gast	8-K	10.1	03/16/2023

10-W*	Form of Sign-On Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.3	06/02/2023

10-X*	Mutual Separation Agreement, dated September 21, 2023, by and between the Company and Erik Gast	8-K	10.1	09/25/2023

10-Y*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Shoe Carnival, Inc. Amended and Restated Incentive Compensation Recovery Policy				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 22, 2024	By:	/s/ Mark J. Worden
Mark J. Worden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 22, 2024
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman and Director	March 22, 2024
Clifton E. Sifford

/s/ Mark J. Worden	President, Chief Executive Officer and Director	March 22, 2024
Mark J. Worden	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 22, 2024
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 22, 2024
Andrea R. Guthrie

/s/ Diane E. Randolph	Director	March 22, 2024
Diane E. Randolph

/s/ Charles B. Tomm	Director	March 22, 2024
Charles B. Tomm

/s/ Patrick C. Edwards	Senior Vice President, Chief Financial Officer,	March 22, 2024
Patrick C. Edwards	Treasurer and Secretary (Principal Financial and Accounting Officer)