Form 10-Q
period 2024-05-04
SHOE CARNIVAL INC
filed 2024-06-07
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2024
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at June 3, 2024 was 27,158,322.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$56,919	$99,000	$32,587
Marketable securities	12,555	12,247	11,535
Accounts receivable	5,868	2,593	3,084
Merchandise inventories	411,619	346,442	389,508
Other	17,992	21,056	16,836
Total Current Assets	504,953	481,338	453,550
Property and equipment – net	172,182	168,613	150,487
Operating lease right-of-use assets	345,881	333,851	312,760
Intangible assets	41,001	32,600	32,600
Goodwill	15,223	12,023	12,023
Other noncurrent assets	13,342	13,600	15,209
Total Assets	$1,092,582	$1,042,025	$976,629

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$71,234	$58,274	$55,853
Accrued and other liabilities	21,938	16,620	21,314
Current portion of operating lease liabilities	56,025	52,981	58,077
Total Current Liabilities	149,197	127,875	135,244
Long-term portion of operating lease liabilities	313,302	301,355	279,168
Deferred income taxes	15,999	17,341	14,526
Deferred compensation	12,157	11,639	9,809
Other	4,123	426	202
Total Liabilities	494,778	458,636	438,949

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	84,576	83,738	80,361
Retained earnings	728,175	714,647	667,196
Treasury stock, at cost, 13,890,868 shares, 13,919,326 shares and 13,713,595 shares, respectively	(215,357)	(215,406)	(210,287)
Total Shareholders’ Equity	597,804	583,389	537,680
Total Liabilities and Shareholders’ Equity	$1,092,582	$1,042,025	$976,629

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Net sales	$300,365	$281,184
Cost of sales (including buying, distribution and occupancy costs)	193,565	182,667
Gross profit	106,800	98,517
Selling, general and administrative expenses	84,293	77,578
Operating income	22,507	20,939
Interest income	(803)	(478)
Interest expense	136	66
Income before income taxes	23,174	21,351
Income tax expense	5,888	4,825
Net income	$17,286	$16,526
Net income per share:
Basic	$0.64	$0.61
Diluted	$0.63	$0.60
Weighted average shares:
Basic	27,142	27,223
Diluted	27,408	27,505

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.135 per share)					(3,758)		(3,758)
Employee stock purchase plan purchases		1		19		20	39
Stock-based compensation awards		46		(717)		717	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				1,536			1,536
Net income					17,286		17,286
Balance at May 4, 2024	41,049	(13,891)	$410	$84,576	$728,175	$(215,357)	$597,804

Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.10 per share)					(2,780)		(2,780)
Employee stock purchase plan purchases		3		17		40	57
Stock-based compensation awards		282		(4,315)		4,315	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Stock-based compensation expense				1,236			1,236
Net income					16,526		16,526
Balance at April 29, 2023	41,049	(13,714)	$410	$80,361	$667,196	$(210,287)	$537,680

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Cash Flows From Operating Activities
Net income	$17,286	$16,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,385	6,697
Stock-based compensation	1,757	1,209
Loss on retirement and impairment of assets, net	117	19
Deferred income taxes	326	2,682
Non-cash operating lease expense	14,926	15,163
Other	277	180
Changes in operating assets and liabilities:
Accounts receivable	(904)	(32)
Merchandise inventories	(23,387)	882
Operating leases	(14,916)	(15,295)
Accounts payable and accrued liabilities	7,886	(23,128)
Other	6,306	(2,851)
Net cash provided by operating activities	17,059	2,052
Cash Flows From Investing Activities
Purchases of property and equipment	(10,192)	(15,005)
Investments in marketable securities	(17)	(21)
Acquisition, net of cash acquired	(44,577)	0
Net cash used in investing activities	(54,786)	(15,026)
Cash Flows From Financing Activities
Proceeds from issuance of stock	39	57
Dividends paid	(3,705)	(2,941)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(688)	(2,927)
Net cash used in financing activities	(4,354)	(5,811)
Net decrease in cash and cash equivalents	(42,081)	(18,785)
Cash and cash equivalents at beginning of period	99,000	51,372
Cash and cash equivalents at end of period	$56,919	$32,587
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$70	$67
Cash (received)/paid during period for income taxes	$(103)	$206
Capital expenditures incurred but not yet paid	$813	$3,211
Dividends declared but not yet paid	$332	$156
Contingent consideration related to business acquisition	$3,600	$0

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 36 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channels. We offer customers a broad assortment of primarily branded dress and casual shoes, sandals, boots and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival and Shoe Station store banners. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries Rogan Shoes, Incorporated, SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. All intercompany accounts and transactions have been eliminated. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Note 2 - Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin (“Rogan’s”) for a preliminary purchase price of $44.6 million, net of $2.2 million of cash acquired. The preliminary purchase price was funded entirely with cash on hand and is subject to customary adjustments, and additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year performance targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our newly acquired Rogan’s operations totaled $19.6 million from February 13, 2024 through May 4, 2024. For the thirteen weeks ended May 4, 2024, acquisition-related costs of $321,000 were expensed as incurred and were included in Selling, General and Administrative Expenses.

The following table summarizes the preliminary purchase price and the allocation of the preliminary purchase price to the fair value of the assets acquired and liabilities assumed. We measured these fair values using Level 3 inputs. The excess purchase price over the fair value of net assets acquired was allocated to Goodwill. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of our detailed valuations and any subsequent change in the purchase price. The final determination of the fair values and related impacts will be completed as soon as practicable and within the measurement period of up to one year from the acquisition date.

(In thousands)
Preliminary purchase price:
Cash consideration, net of cash acquired	$44,577
Fair value of contingent consideration	3,600
Total preliminary purchase price	$48,177

Fair value of identifiable assets and liabilities:
Accounts receivable	$2,371
Merchandise inventories	41,954
Other assets	2,892
Operating lease right-of-use assets	16,891
Identifiable intangible assets	8,400
Goodwill	3,200
Total assets	$75,708
Accounts payable	6,308
Operating lease liabilities	19,843
Accrued and other liabilities	1,380
Total liabilities	$27,531

Total fair value allocation of preliminary purchase price	$48,177

Our fair value estimate of the Merchandise Inventories for Rogan’s was determined using the Comparative Sales and Replacement Cost methods. Our fair value estimate of the contingent consideration for the Rogan’s acquisition was determined using a Monte Carlo simulation and other methods that account for the probabilities of various outcomes and was recorded in Other long-term liabilities. Significant assumptions used for the valuation include the discount rate, projected cash flows and calculated volatility. Our fair value estimate related to the identified intangible asset of Rogan’s trade name was determined using the Relief from Royalty method, and the significant assumptions used for the valuation include the royalty rate, estimated projected revenues, long-term growth rate and the discount rate. Our fair value estimates related to Rogan’s customer relationships were determined using the Multi-Period Excess Earnings method, and the significant assumptions used for the valuation include projected cash flows, the discount rate and customer attrition rate.

Identifiable intangible assets include Rogan’s trade name and customer relationships. We assigned an indefinite life to Rogan’s trade name; therefore, Goodwill and Rogan’s trade name will be charged to expense only if impaired. Impairment reviews will be conducted at least annually and involve a comparison of fair value to the carrying amount. If fair value is less than the carrying amount, an impairment loss would be recognized in Selling, General and Administrative Expenses. Customer relationships are subject to amortization and will be amortized over a period of 20 years. Goodwill and the acquisition-related Intangible Assets will not be deductible for tax purposes.

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 4, 2024			April 29, 2023
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$17,286	27,142	$0.64	$16,526	27,223	$0.61
Diluted Net Income per Share:
Net income	$17,286			$16,526
Conversion of stock-based compensation arrangements	0	266		0	282
Net income available for diluted common shares and diluted net income per share	$17,286	27,408	$0.63	$16,526	27,505	$0.60

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen weeks ended May 4, 2024. During the thirteen weeks ended April 29, 2023, approximately 1,000 unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

Note 4 - Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU will be applied retrospectively to all prior periods presented in the financial statements, using the significant segment expense categories identified and disclosed in the period of adoption. We are continuing to evaluate the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

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

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at May 4, 2024, February 3, 2024 and April 29, 2023:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 4, 2024
Cash equivalents - money market mutual funds	$40,588	$0	$0	$40,588
Marketable securities - mutual funds that fund deferred compensation	12,555	0	0	12,555
Total	$53,143	$0	$0	$53,143
As of February 3, 2024
Cash equivalents - money market mutual funds	$91,733	$0	$0	$91,733
Marketable securities - mutual funds that fund deferred compensation	12,247			12,247
Total	$103,980	$0	$0	$103,980
As of April 29, 2023
Cash equivalents - money market mutual funds	$29,456	$0	$0	$29,456
Marketable securities - mutual funds that fund deferred compensation	11,535			11,535
Total	$40,991	$0	$0	$40,991

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of May 4, 2024, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to Selling, General and Administrative Expenses.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	May 4, 2024	February 3, 2024	April 29, 2023
Deferred compensation plan current liabilities	$183	$114	$1,921
Deferred compensation plan long-term liabilities	12,157	11,639	9,809
Total deferred compensation plan liabilities	$12,340	$11,753	$11,730
Marketable securities - mutual funds that fund deferred compensation	$12,555	$12,247	$11,535

(In thousands)	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Deferred compensation liabilities
Employer contributions, net	$81	$96
Investment earnings (losses)	323	(3)
Marketable Securities
Mark-to-market (gains) losses (1)	(308)	66
Net deferred compensation expense	$96	$159

(1) Included in the mark-to-market activity, we recognized unrealized gains of $292,000 and $299,000 related to equity securities still held at May 4, 2024 and April 29, 2023, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirteen weeks ended May 4, 2024 or the thirteen weeks ended April 29, 2023.

Note 6 - Stock-Based Compensation

On June 20, 2023, our shareholders approved the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Amended 2017 Plan”). Pursuant to the amendment and restatement, the number of shares of our common stock that are available for issuance under the Amended 2017 Plan was increased by 1.8 million additional shares, the term of the plan was extended by an additional ten years from the date of shareholder approval, and certain other design changes were made to the plan. As of May 4, 2024, there were 1,721,139 shares available for issuance under the Amended 2017 Plan, assuming that all outstanding performance stock units where the performance condition has not been satisfied vest at the maximum level of performance.

Stock-based compensation includes share-settled awards issued pursuant to the Amended 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen weeks ended May 4, 2024 and April 29, 2023, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Share-settled equity awards	$1,529	$1,226
Stock appreciation rights	221	(27)
Employee stock purchase plan	7	10
Total stock-based compensation expense	$1,757	$1,209
Income tax effect at statutory rates	$(427)	$(273)
Additional income tax benefit on vesting of share-settled awards	$(109)	$(620)

As of May 4, 2024, approximately $13.5 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	579,307	$27.04
Granted	328,773	31.99
Vested	(46,333)	30.17
Unearned	(159,954)	24.87
Outstanding at May 4, 2024	701,793	$29.65

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen weeks ended May 4, 2024 and April 29, 2023 was $1.4 million and $4.8 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended April 29, 2023 was $24.98. There were 159,954 shares that were not earned because the performance condition for performance stock units granted in Fiscal 2023 was not satisfied.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

(In thousands)	Thirteen Weeks Ended May 4, 2024		Thirteen Weeks Ended April 29, 2023
Non-Athletics:
Women’s	$77,529	26%	$77,759	28%
Men’s	49,193	16	43,446	15
Children’s	21,395	7	21,527	8
Total	148,117	49	142,732	51

Athletics:
Women’s	50,183	17	42,788	15
Men’s	52,149	17	48,036	17
Children’s	33,565	12	32,029	12
Total	135,897	46	122,853	44

Accessories	15,012	5	14,548	5

Other	1,339	0	1,051	0

Total	$300,365	100%	$281,184	100%

Accounting Policy and Performance Obligations

We operate as an omnichannel, family footwear retailer and provide the convenience of shopping at our physical stores or shopping online through our e-commerce sales channels. As part of our omnichannel strategy, we offer Shoes 2U, a program that enables us to ship product to a customer’s home or selected store if the product is not in stock at a particular store. We also offer “buy online, pick up in store” services for our customers. “Buy online, pick up in store” provides the convenience of local pickup for our customers.

For our physical stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products. This also includes the “buy online, pick up in store” scenario described above and includes sales made via our Shoes 2U program when customers choose to pick up their goods at a physical store. For sales made through our e-commerce sales channels in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped. This also includes sales made via our Shoes 2U program when the customer chooses home delivery.

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

Transaction Price and Payment Terms

The transaction price is the amount of consideration we expect to receive from our customers and is reduced by any stated promotional discounts at the time of purchase. The transaction price may be variable due to terms that permit customers to exchange or return products for a refund. The implicit contract with the customer reflected in the transaction receipt states the final terms of the sale, including the description, quantity, and price of each product purchased. The customer agrees to a stated price in the contract that does not vary over the term of the contract and may include revenue to offset shipping costs. Taxes imposed by governmental authorities, such as sales taxes, are excluded from Net Sales.

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at May 4, 2024, February 3, 2024 or April 29, 2023.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of May 4, 2024 and February 3, 2024. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at April 29, 2023.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At May 4, 2024, February 3, 2024 and April 29, 2023, approximately $2.7 million, $2.4 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen weeks ended May 4, 2024 and April 29, 2023, approximately $761,000 and $1.3 million, respectively, of loyalty rewards were recognized in Net Sales. At May 4, 2024, February 3, 2024 and April 29, 2023, approximately $501,000, $481,000 and $884,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and other warehousing and office space. We also enter into leases of equipment, copiers and billboards. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of May 4, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended May 4, 2024 and April 29, 2023:

(In thousands)	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Operating lease cost	$17,175	$15,872
Variable lease cost
Occupancy costs	5,760	5,352
Percentage rent and other variable lease costs	(35)	243
Finance lease cost
Amortization of leased assets	7	0
Interest on lease liabilities	3	0
Total	$22,910	$21,467

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; the effects and duration of economic downturns and unemployment rates; our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner, which includes the recently acquired stores and operations of Rogan’s, within expected time frames, or at all; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize e-commerce sales channels and the impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce sales channels and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations, including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively integrate Rogan’s, retain Rogan’s employees, and achieve the expected operating results, synergies, efficiencies and other benefits from the Rogan’s acquisition within the expected time frames, or at all; risks that the Rogan’s acquisition may disrupt our current plans and operations or negatively impact our relationship with our vendors and other suppliers; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for first quarter 2024 and first quarter 2023 and year-over-year comparisons between first quarter 2024 and first quarter 2023.

Referred to herein, first quarter 2024 is the thirteen weeks ended May 4, 2024 and first quarter 2023 is the thirteen weeks ended April 29, 2023.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers. On December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. On February 13, 2024, we furthered our acquisition strategy by acquiring all of the stock of Rogan Shoes, Incorporated (“Rogan’s”). The acquisition of Rogan’s added 28 physical stores (25 in Wisconsin, 2 in Minnesota, and 1 in Illinois) to our portfolio, positioned us as the market leader in Wisconsin and established a store base in Minnesota, creating additional expansion opportunities. Rogan’s is being integrated into our Shoe Station banner and our current plan is to brand and operate these stores using both the Rogan’s and Shoe Station trade names. More information about the acquisition of Rogan’s can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

Our objective is to be the nation’s leading family footwear retailer. Our product assortment, whether shopping in a physical store or through our e-commerce sales channels, is primarily branded footwear and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our typical physical store carries shoes in two general categories – athletics and non-athletics with subcategories for men’s, women’s and children’s, as well as a broad range of accessories. In addition to our physical stores, through our e-commerce sales channels, customers can purchase the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

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

The Shoe Station banner and retail locations, including Rogan’s locations, are a complementary retail platform for us to serve a broader base of family footwear customers in both urban and suburban demographics. The Shoe Station concept targets a more affluent family footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands. Due to the larger average size of our Shoe Station stores and the targeted, more affluent customer, these locations provide a primary destination shopping experience.

We believe our distinctive shopping experiences give us various competitive advantages, including increased multiple unit sales; the building of a loyal, repeat customer base; the creation of word-of-mouth advertising; and enhanced sell-through of in-season goods.

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to Merchandise Inventories, valuation of long-lived assets, valuation of Goodwill and Intangible Assets, leases and income taxes. The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and there have been no material changes to those critical accounting policies.

Results of Operations Summary Information

	Number of Stores					Store Square Footage
	Beginning				End of	Net	End	Comparable
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Store Sales(1)
May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%

April 29, 2023	397	1	0	1	397	5,000	4,510,000	(11.9)%

(1)
Comparable store sales is a key performance indicator for us. Comparable store sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated or remodeled. Therefore, stores recently opened, acquired or closed are not included in comparable store sales. We generally include e-commerce sales in our comparable store sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce sales channels associated with a physical store acquisition will not be included in comparable store sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 were included in comparable store sales calculations beginning in first quarter 2023. All Rogan’s sales (physical stores and e-commerce) are excluded from our comparable store sales.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2023 consisted of the 53 weeks ended February 3, 2023, while Fiscal 2024 consists of the 52 weeks ending February 1, 2025. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in Fiscal 2024 is shifted one week later compared to Fiscal 2023. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable store sales, our reported comparable store sales results for first quarter 2024 in this Quarterly Report on Form 10-Q and our other public disclosures compare the 13-week period ended May 4, 2024 to the 13-week period ended May 6, 2023. As such, changes in comparable store sales may not be consistent with changes in Net Sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended May 4, 2024	Thirteen Weeks Ended April 29, 2023
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	64.4	65.0
Gross profit	35.6	35.0
Selling, general and administrative expenses	28.1	27.6
Operating income	7.5	7.4
Interest income, net	(0.2)	(0.2)
Income tax expense	1.9	1.7
Net income	5.8%	5.9%

Executive Summary for First Quarter Ended May 4, 2024

During first quarter 2024, we completed the second acquisition in our history, acquiring all the stock of Rogan’s. The Rogan’s acquisition advanced our strategy to be the nation's leading family footwear retailer, and it immediately positioned us as the market leader in Wisconsin and established a store base in Minnesota. More information about this acquisition can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

During first quarter 2024, Net Sales grew 6.8% compared to first quarter 2023, to $300.4 million, led by the following key drivers:

•
Shoe Station Net Sales grew in the low double digits as we entered new markets, engaged new customers, continued to grow share in the existing markets we serve and increased Shoe Station’s e-commerce Net Sales;
•
Rogan’s, which was acquired on February 13, 2024, delivered first quarter Net Sales of $19.6 million; and
•
Trends significantly improved at our Shoe Carnival banner, due primarily to our new, digital-first marketing campaign.

On a comparable store basis, as impacted by the calendar shift discussed above under “Results of Operations Summary Information,” Net Sales were down 3.4%. During first quarter 2024, comparable store sales trends significantly improved as the quarter progressed and included comparable store sales increases in both athletics and sandals. Overall, comparable store sales demonstrated growth versus the prior year late in first quarter 2024 and were improved compared to the more significant declines experienced in late Fiscal 2023.

Long-term gross profit margin expansion has been a key driver of our profit transformation, led by our targeted promotional plans, buying strategies and growth of our Shoe Perks membership. During first quarter 2024, our gross profit margin was above 35% for the 13th consecutive quarter at 35.6%, an increase of 60 basis points compared to first quarter 2023 and an increase of 600 basis points compared to the same period five years ago.

First quarter 2024 Operating Income totaled $22.5 million and increased 7.5% versus first quarter 2023, driven by higher Net Sales and gross profit margin expansion. Operating Income in the first quarter 2024 included $485,000 in expenses related to the Rogan’s acquisition, of which $164,000 were in Cost of Sales and $321,000 were in Selling, General and Administrative Expenses (“SG&A”).

First quarter 2024 Net Income was $17.3 million, or $0.63 per diluted share, compared to first quarter 2023 Net Income of $16.5 million, or $0.60 per diluted share as impacted by increased Operating Income, partially offset by a higher effective tax rate.

Merchandise Inventories totaled $411.6 million at the end of first quarter 2024, an increase of approximately $22.1 million versus first the end of first quarter 2023. The increase reflected Rogan’s inventory of approximately $40 million acquired in February 2024 and the timing of purchases, partially offset by continued inventory efficiencies as part of our ongoing inventory optimization improvement plan. Excluding the inventory acquired in the Rogan’s acquisition, Merchandise Inventories at the end of first quarter 2024 were approximately 6% lower on a dollar basis compared to the end of first quarter 2023.

At the end of first quarter 2024, we had total Cash, Cash Equivalents and Marketable Securities of $69.5 million. Cash and Cash Equivalents increased $24.3 million compared to the end of first quarter 2023, and cash flows from operations in first quarter 2024 increased $15.0 million compared to first quarter 2023.

Fiscal 2023 year end marked the 19th consecutive year the Company ended the fiscal year with no debt, and through first quarter 2024, we continued to fund our operations and growth investments, including the initial purchase price for the Rogan’s acquisition of $44.6 million (net of $2.2 million of cash acquired), from operating cash flows and without incurring debt.

Results of Operations for First Quarter Ended May 4, 2024 Compared to First Quarter Ended April 29, 2023

Net Sales

Net Sales were $300.4 million during first quarter 2024 and increased 6.8% compared to first quarter 2023. The increase was due to the acquisition of Rogan’s, which added Net Sales of $19.6 million, and new store growth in the Shoe Station banner, partially offset by a 3.4% decrease in comparable store sales. E-commerce sales were approximately 9% of merchandise sales in first quarter 2024, compared to 8% in first quarter 2023, and were favorably impacted by the relaunch of www.shoecarnival.com in third quarter 2023 and the launch of www.shoestation.com in first quarter 2023.

Gross Profit

Gross Profit was $106.8 million during first quarter 2024, an increase of $8.3 million compared to first quarter 2023. Gross profit margin in first quarter 2024 was 35.6% compared to 35.0% in first quarter 2023. Merchandise margin increased 50 basis points primarily due to stable product margins and lower inbound freight and e-commerce shipping costs. Buying, distribution and occupancy (“BDO”) costs were higher in first quarter 2024 compared to first quarter 2023 due to rent associated with operating more stores; however, BDO costs increased gross profit margin by 10 basis points due to the higher Net Sales in first quarter 2024.

Selling, General and Administrative Expenses

SG&A increased $6.7 million in first quarter 2024 to $84.3 million compared to $77.6 million in first quarter 2023. The increase was primarily due to higher selling expenses related to Rogan’s and increased marketing investment during first quarter 2024. As a percentage of Net Sales, SG&A were 28.1% in first quarter 2024 compared to 27.6% in first quarter 2023.

Income Taxes

The effective income tax rate for first quarter 2024 was 25.4% compared to 22.6% for first quarter 2023. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The higher effective tax rate in first quarter 2024 compared to the prior year was due to the decrease in tax benefits from share-settled equity awards. For the full 2024 fiscal year, we expect our tax rate to be between 25.5% and 26% compared to the 23.7% effective tax rate recognized during the full 2023 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are $69.5 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of the first quarter 2024, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, modernization/remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $17.1 million in first quarter 2024 compared to $2.1 million in first quarter 2023. The change in operating cash flow was primarily driven by the timing of inventory purchases.

Working capital increased on a year-over-year basis and totaled $355.8 million at May 4, 2024 compared to $318.3 million at April 29, 2023. The increase was primarily attributable to a higher cash balance and higher Merchandise Inventories levels due to the acquisition of Rogan’s, partially offset by increased Accounts Payable. Our current ratio was 3.4 as of May 4, 2024 and as of April 29, 2023.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During the first quarters of 2024 and 2023, we expended $10.2 million and $15.0 million, respectively, for the purchase of Property and Equipment, primarily related to store modernization.

During first quarter 2024, our Rogan’s acquisition resulted in the payment of initial cash consideration of $44.6 million, net of cash acquired. Additional information regarding the Rogan’s acquisition, including information on the additional contingent consideration of up to $5.0 million, can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $12.6 million at May 4, 2024, compared to $12.2 million at February 3, 2024 and $11.5 million at April 29, 2023. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During first quarter 2024, net cash used in financing activities was $4.4 million compared to $5.8 million during first quarter 2023. The decrease in net cash used in financing activities was primarily due to the decrease in shares surrendered by employees to pay taxes on stock-based compensation awards, partially offset by increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of May 4, 2024.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During first quarter 2024, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at May 4, 2024 and our borrowing capacity was $99.0 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

See Note 9 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a further discussion of our Credit Agreement and its covenants.

Capital Expenditures

Capital expenditures for fiscal 2024, including actual expenditures in first quarter 2024, are expected to be between $25 million and $35 million, with approximately $15 million to $20 million to be used for new stores and modernization and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce sales channels, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on the supply chain and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

During first quarter 2024, we opened two Shoe Station branded stores and acquired 28 Rogan’s stores, which are being integrated into our Shoe Station banner. Increasing market penetration by adding new stores is a key component of our growth strategy. We currently have 430 stores and are targeting operating over 500 stores in 2028. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. We aim to grow the Shoe Station banner to over 100 stores over the same time period. Future store growth may continue to be impacted by macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

Dividends and Share Repurchases

On March 13, 2024, the Board of Directors approved a 12.5% increase in our cash dividend paid to shareholders in first quarter 2024. The quarterly cash dividend of $0.135 per share was paid on April 22, 2024 to shareholders of record as of the close of business on April 8, 2024. In first quarter 2023, the dividend paid was $0.100 per share. During the first quarters of 2024 and 2023, we returned $3.7 million and $2.9 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On December 14, 2023, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 (the “2024 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2024 and in accordance with applicable laws, rules and regulations. The 2024 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

No share repurchases have been made to date in Fiscal 2024 and no share repurchases were made during first quarter 2023.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during first quarter 2024.

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

Recent Accounting Pronouncements

See Note 4 — “Recently Issued Accounting Pronouncements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during first quarter 2024.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 4, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On February 13, 2024, we acquired all of the stock of Rogan’s, a privately-held, 53-year-old work and family footwear company. Under the SEC’s rules and regulations, we are currently integrating Rogan’s into management's assessment of the effectiveness of our internal control over financial reporting as of February 1, 2025.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
February 4, 2024 to March 2, 2024	1,231	$26.28	0	$50,000,000
March 3, 2024 to April 6, 2024	17,896	$36.64	0	$50,000,000
April 7, 2024 to May 4, 2024	0	$0.00	0	$50,000,000
	19,127		0

(1)
19,127 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 14, 2023, our Board of Directors authorized the 2024 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 and expiring on December 31, 2024.

ITEM 5. OTHER INFORMATION

During first quarter 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Form of Restricted Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/18/2024
10.2	Form of Performance Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/18/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2024	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)