Form 10-Q
period 2024-08-03
SHOE CARNIVAL INC
filed 2024-09-06
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2024
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 28, 2024 was 27,173,695.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$71,633	$99,000	$34,562
Marketable securities	12,831	12,247	12,218
Accounts receivable	5,519	2,593	3,961
Merchandise inventories	425,462	346,442	409,342
Other	21,651	21,056	25,281
Total Current Assets	537,096	481,338	485,364
Property and equipment – net	170,717	168,613	159,186
Operating lease right-of-use assets	337,926	333,851	339,598
Intangible assets	40,990	32,600	32,600
Goodwill	15,376	12,023	12,023
Other noncurrent assets	12,922	13,600	14,433
Total Assets	$1,115,027	$1,042,025	$1,043,204

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$73,916	$58,274	$77,429
Accrued and other liabilities	30,204	16,620	19,999
Current portion of operating lease liabilities	55,870	52,981	57,335
Total Current Liabilities	159,990	127,875	154,763
Long-term portion of operating lease liabilities	304,578	301,355	307,326
Deferred income taxes	15,187	17,341	14,631
Deferred compensation	12,564	11,639	10,596
Other	4,213	426	369
Total Liabilities	496,532	458,636	487,685

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	86,208	83,738	81,151
Retained earnings	746,996	714,647	683,875
Treasury stock, at cost, 13,875,495 shares, 13,919,326 shares and 13,689,493 shares, respectively	(215,119)	(215,406)	(209,917)
Total Shareholders’ Equity	618,495	583,389	555,519
Total Liabilities and Shareholders’ Equity	$1,115,027	$1,042,025	$1,043,204

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 3, 2024	Thirteen Weeks Ended July 29, 2023	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Net sales	$332,696	$294,615	$633,061	$575,799
Cost of sales (including buying, distribution and occupancy costs)	212,753	189,150	406,318	371,817
Gross profit	119,943	105,465	226,743	203,982
Selling, general and administrative expenses	89,864	80,803	174,157	158,381
Operating income	30,079	24,662	52,586	45,601
Interest income	(672)	(433)	(1,475)	(911)
Interest expense	137	71	273	137
Income before income taxes	30,614	25,024	53,788	46,375
Income tax expense	8,041	5,583	13,929	10,408
Net income	$22,573	$19,441	$39,859	$35,967
Net income per share:
Basic	$0.83	$0.71	$1.47	$1.32
Diluted	$0.82	$0.71	$1.45	$1.31
Weighted average shares:
Basic	27,159	27,336	27,151	27,280
Diluted	27,500	27,410	27,452	27,449

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 4, 2024	41,049	(13,891)	$410	$84,576	$728,175	$(215,357)	$597,804
Dividends declared ($0.135 per share)					(3,752)		(3,752)
Employee stock purchase plan purchases		3		13		40	53
Stock-based compensation awards		13		(198)		198	0
Stock-based compensation expense				1,817			1,817
Net income					22,573		22,573
Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495

Balance at April 29, 2023	41,049	(13,714)	$410	$80,361	$667,196	$(210,287)	$537,680
Dividends declared ($0.10 per share)					(2,762)		(2,762)
Employee stock purchase plan purchases		2		12		41	53
Stock-based compensation awards		23		(329)		329	0
Stock-based compensation expense				1,107			1,107
Net income					19,441		19,441
Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.27 per share)					(7,510)		(7,510)
Employee stock purchase plan purchases		4		32		60	92
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				3,353			3,353
Net income					39,859		39,859
Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495

Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.20 per share)					(5,542)		(5,542)
Employee stock purchase plan purchases		5		29		81	110
Stock-based compensation awards		305		(4,644)		4,644	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Stock-based compensation expense				2,343			2,343
Net income					35,967		35,967
Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Cash Flows From Operating Activities
Net income	$39,859	$35,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,116	13,822
Stock-based compensation	3,574	2,326
Loss on retirement and impairment of assets, net	215	59
Deferred income taxes	(486)	2,787
Non-cash operating lease expense	28,307	27,627
Other	810	251
Changes in operating assets and liabilities:
Accounts receivable	(561)	(909)
Merchandise inventories	(37,177)	(18,952)
Operating leases	(29,223)	(27,181)
Accounts payable and accrued liabilities	20,498	(927)
Other	(190)	(12,518)
Net cash provided by operating activities	40,742	22,352
Cash Flows From Investing Activities
Purchases of property and equipment	(15,722)	(30,629)
Investments in marketable securities	(35)	(41)
Acquisition, net of cash acquired	(44,384)	0
Net cash used in investing activities	(60,141)	(30,670)
Cash Flows From Financing Activities
Proceeds from issuance of stock	92	110
Dividends paid	(7,372)	(5,675)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(688)	(2,927)
Net cash used in financing activities	(7,968)	(8,492)
Net decrease in cash and cash equivalents	(27,367)	(16,810)
Cash and cash equivalents at beginning of period	99,000	51,372
Cash and cash equivalents at end of period	$71,633	$34,562
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$269	$138
Cash paid during period for income taxes	$11,570	$12,732
Capital expenditures incurred but not yet paid	$671	$2,730
Dividends declared but not yet paid	$417	$183
Contingent consideration related to business acquisition	$3,600	$0

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

Note 2 - Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin (“Rogan’s”) for an adjusted preliminary purchase price of $44.8 million, net of $2.2 million of cash acquired, of which $44.4 million has been paid to date from cash on hand. The adjusted preliminary purchase price is subject to customary adjustments. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year performance targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our newly acquired Rogan’s operations totaled $22.0 million in the thirteen weeks ended August 3, 2024 and $41.6 million from February 13, 2024 through August 3, 2024. For the thirteen and twenty-six weeks ended August 3, 2024, acquisition-related costs of $97,000 and $418,000, respectively, were expensed as incurred and were included in Selling, General and Administrative Expenses.

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

(In thousands)
Preliminary purchase price:
Cash consideration, net of cash acquired	$44,828
Fair value of contingent consideration	3,600
Total preliminary purchase price	$48,428

Fair value of identifiable assets and liabilities:
Accounts receivable	$2,365
Merchandise inventories	42,340
Other assets	3,763
Operating lease right-of-use assets	16,891
Identifiable intangible assets	8,400
Goodwill	3,352
Total assets	$77,111
Accounts payable	6,308
Operating lease liabilities	19,843
Accrued and other liabilities	2,532
Total liabilities	$28,683

Total fair value allocation of preliminary purchase price	$48,428

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

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 3, 2024			July 29, 2023
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$22,573	27,159	$0.83	$19,441	27,336	$0.71
Diluted Net Income per Share:
Net income	$22,573			$19,441
Conversion of stock-based compensation arrangements	0	341		0	74
Net income available for diluted common shares and diluted net income per share	$22,573	27,500	$0.82	$19,441	27,410	$0.71

	Twenty-six Weeks Ended
	August 3, 2024			July 29, 2023
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$39,859	27,151	$1.47	$35,967	27,280	$1.32
Diluted Net Income per Share:
Net income	$39,859			$35,967
Conversion of stock-based compensation arrangements	0	301		0	169
Net income available for diluted common shares and diluted net income per share	$39,859	27,452	$1.45	$35,967	27,449	$1.31

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen and twenty-six weeks ended August 3, 2024. During the thirteen and twenty-six weeks ended July 29, 2023, approximately 134,000 and 1,000, respectively, of unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

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

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at August 3, 2024, February 3, 2024 and July 29, 2023:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 3, 2024
Cash equivalents - money market mutual funds	$44,072	$0	$0	$44,072
Marketable securities - mutual funds that fund deferred compensation	12,831	0	0	12,831
Total	$56,903	$0	$0	$56,903
As of February 3, 2024
Cash equivalents - money market mutual funds	$91,733	$0	$0	$91,733
Marketable securities - mutual funds that fund deferred compensation	12,247			12,247
Total	$103,980	$0	$0	$103,980
As of July 29, 2023
Cash equivalents - money market mutual funds	$22,445	$0	$0	$22,445
Marketable securities - mutual funds that fund deferred compensation	12,218			12,218
Total	$34,663	$0	$0	$34,663

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of August 3, 2024, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to Selling, General and Administrative Expenses.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	August 3, 2024	February 3, 2024	July 29, 2023
Deferred compensation plan current liabilities	$193	$114	$1,617
Deferred compensation plan long-term liabilities	12,564	11,639	10,596
Total deferred compensation plan liabilities	$12,757	$11,753	$12,213
Marketable securities - mutual funds that fund deferred compensation	$12,831	$12,247	$12,218

(In thousands)	Thirteen Weeks Ended August 3, 2024	Thirteen Weeks Ended July 29, 2023	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Deferred compensation liabilities
Employer contributions, net	$71	$75	$152	$171
Investment earnings	259	659	582	656
Marketable Securities
Mark-to-market gains (1)	(276)	(683)	(584)	(617)
Net deferred compensation expense	$54	$51	$150	$210

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized unrealized gains of $258,000 and $761,000 for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $550,000 and $1.1 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the twenty-six weeks ended August 3, 2024 or the twenty-six weeks ended July 29, 2023.

Note 6 - Stock-Based Compensation

On June 20, 2023, our shareholders approved the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Amended 2017 Plan”). Pursuant to the amendment and restatement, the number of shares of our common stock that are available for issuance under the Amended 2017 Plan was increased by 1.8 million additional shares, the term of the plan was extended by an additional ten years from the date of shareholder approval, and certain other design changes were made to the plan. As of August 3, 2024, there were 1,698,379 shares available for issuance under the Amended 2017 Plan, assuming that all outstanding performance stock units where the performance condition has not been satisfied vest at the maximum level of performance.

Stock-based compensation includes share-settled awards issued pursuant to the Amended 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended August 3, 2024	Thirteen Weeks Ended July 29, 2023	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Share-settled equity awards	$1,774	$1,098	$3,303	$2,324
Stock appreciation rights	0	10	221	(17)
Employee stock purchase plan	43	9	50	19
Total stock-based compensation expense	$1,817	$1,117	$3,574	$2,326
Income tax effect at statutory rates	$(442)	$(249)	$(869)	$(522)
Additional income tax expense (benefit) on vesting of share-settled awards	$0	$5	$(109)	$(616)

As of August 3, 2024, approximately $11.3 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	579,307	$27.04
Granted	338,773	32.06
Vested	(46,333)	30.17
Unearned	(159,954)	24.87
Outstanding at August 3, 2024	711,793	$29.72

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $1.4 million and $4.8 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended July 29, 2023 was $24.98. There were 159,954 shares that were not earned because the performance condition for performance stock units granted in Fiscal 2023 was not satisfied.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	0	$0.00
Granted	12,760	36.84
Vested	0	0.00
Forfeited	0	0.00
Outstanding at August 3, 2024	12,760	$36.84

No restricted stock or other stock awards vested during the twenty-six weeks ended August 3, 2024 or July 29, 2023. The weighted average grant date fair value of restricted stock awards granted during the twenty-six weeks ended July 29, 2023 was $21.90.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

(In thousands)	Thirteen Weeks Ended August 3, 2024		Thirteen Weeks Ended July 29, 2023
Non-Athletics:
Women’s	$84,285	25%	$82,747	28%
Men’s	58,663	18	51,650	17
Children’s	23,243	7	22,318	8
Total	166,191	50	156,715	53

Athletics:
Women’s	49,649	15	40,598	14
Men’s	56,636	17	49,096	17
Children’s	39,971	12	32,013	11
Total	146,256	44	121,707	42

Accessories	18,872	6	14,881	5

Other	1,377	0	1,312	0

Total	$332,696	100%	$294,615	100%

(In thousands)	Twenty-six Weeks Ended August 3, 2024		Twenty-six Weeks Ended July 29, 2023
Non-Athletics:
Women’s	$161,813	25%	$160,505	28%
Men’s	107,856	17	95,096	16
Children’s	44,639	7	43,846	8
Total	314,308	49	299,447	52

Athletics:
Women’s	99,831	16	83,386	15
Men’s	108,785	17	97,132	17
Children’s	73,536	13	64,042	11
Total	282,152	46	244,560	43

Accessories	33,884	5	29,429	5

Other	2,717	0	2,363	0

Total	$633,061	100%	$575,799	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at August 3, 2024, February 3, 2024 or July 29, 2023.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of August 3, 2024 and February 3, 2024. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at July 29, 2023.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At August 3, 2024, February 3, 2024 and July 29, 2023, approximately $2.6 million, $2.4 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and twenty-six weeks ended August 3, 2024, approximately $790,000 and $1.6 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and twenty-six weeks ended July 29, 2023, approximately $1.4 million and $2.7 million, respectively, of loyalty rewards were recognized in Net Sales. At August 3, 2024, February 3, 2024 and July 29, 2023, approximately $574,000, $481,000 and $950,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and other warehousing and office space. We also enter into leases of equipment, copiers and billboards. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of August 3, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

(In thousands)	Thirteen Weeks Ended August 3, 2024	Thirteen Weeks Ended July 29, 2023	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Operating lease cost	$17,311	$15,952	$34,486	$31,824
Variable lease cost
Occupancy costs	5,742	5,370	$11,502	$10,722
Percentage rent and other variable lease costs	308	381	$273	$624
Finance lease cost
Amortization of leased assets	8	0	15	0
Interest on lease liabilities	3	0	5	0
Total	$23,372	$21,703	$46,281	$43,170

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for second quarter 2024 and second quarter 2023 and year-over-year comparisons between second quarter 2024 and second quarter 2023, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, second quarter 2024 is the thirteen weeks ended August 3, 2024 and second quarter 2023 is the thirteen weeks ended July 29, 2023. Also referred to herein, year-to-date 2024 is the twenty-six weeks ended August 3, 2024 and year-to-date 2023 is the twenty-six weeks ended July 29, 2023.

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

Results of Operations Summary Information

	Number of Stores					Store Square Footage
	Beginning			Permanently	End of	Net	End	Comparable
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Store Sales(1)
May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%
August 3, 2024	430	1	0	1	430	2,000	4,948,000	(2.1)%

Year-to-date	400	3	28	1	430	379,000	4,948,000	(2.8)%

April 29, 2023	397	1	0	1	397	5,000	4,510,000	(11.9)%
July 29, 2023	397	2	0	0	399	32,000	4,542,000	(6.5)%

Year-to-date	397	3	0	1	399	37,000	4,542,000	(9.3)%

(1)
Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce sales channels associated with a physical store acquisition will not be included in comparable stores Net Sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 were included in comparable stores Net Sales calculations beginning in first quarter 2023. All Rogan’s sales (physical stores and e-commerce) are excluded from our comparable stores Net Sales.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2023 consisted of the 53 weeks ended February 3, 2023, while Fiscal 2024 consists of the 52 weeks ending February 1, 2025. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in Fiscal 2024 is shifted one week later compared to Fiscal 2023. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable stores Net Sales, our reported comparable stores Net Sales results for second quarter 2024 in this Quarterly Report on Form 10-Q and our other public disclosures compare the thirteen-week and twenty-six week periods ended August 3, 2024 to the thirteen-week and twenty-six week periods ended August 5, 2023. As such, changes in comparable stores Net Sales may not be consistent with changes in Net Sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended August 3, 2024	Thirteen Weeks Ended July 29, 2023	Twenty-six Weeks Ended August 3, 2024	Twenty-six Weeks Ended July 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	63.9	64.2	64.2	64.6
Gross profit	36.1	35.8	35.8	35.4
Selling, general and administrative expenses	27.1	27.4	27.5	27.5
Operating income	9.0	8.4	8.3	7.9
Interest income, net	(0.2)	(0.1)	(0.2)	(0.2)
Income tax expense	2.4	1.9	2.2	1.8
Net income	6.8%	6.6%	6.3%	6.3%

Executive Summary for Second Quarter Ended August 3, 2024

During second quarter 2024, Net Sales grew 12.9% compared to second quarter 2023, to $332.7 million, a record level of second quarter Net Sales. The increase was led by the following key drivers:

•
Rogan’s, which was acquired on February 13, 2024, delivered second quarter Net Sales of $22.0 million;
•
Shoe Station banner Net Sales grew in the mid-teens, inclusive of e-commerce and new store growth; and
•
Trends continued to improve at our Shoe Carnival banner, with Net Sales up mid-singles, driven by our digital-first marketing campaign and product assortment.

Due to the calendar shift described above, an important week of the back-to-school season moved into second quarter 2024 that was included in third quarter 2023. The net effect of this shift increased Net Sales in second quarter 2024 by approximately $20 million compared to second quarter 2023.

On a comparable stores basis, as impacted by this calendar shift, Net Sales were down 2.1%, representing continued improvement from first quarter 2024 when comparable stores Net Sales were down 3.4% and second quarter 2023 when comparable stores Net Sales were down 6.5%. The improvement in comparable stores Net Sales in second quarter 2024 included increased Net Sales in the sandal and women’s athletics categories.

Long-term gross profit margin expansion has been a key driver of our profit transformation, led by our targeted promotional plans, buying strategies and growth of our Shoe Perks membership. During second quarter 2024, our gross profit margin was above 35% for the 14th consecutive quarter at 36.1%, an increase of 30 basis points compared to second quarter 2023.

Second quarter 2024 Operating Income totaled $30.1 million and increased 22.0% versus second quarter 2023, driven by higher Net Sales and higher gross profit margin.

Operating Income in second quarter 2024 included $430,000 in merger and integration expenses related to the Rogan’s acquisition, of which $333,000 were in Cost of Sales and $97,000 were in Selling, General and Administrative Expenses (“SG&A”).

Second quarter 2024 Net Income was $22.6 million, or $0.82 per diluted share, compared to second quarter 2023 Net Income of $19.4 million, or $0.71 per diluted share. The increase reflected the higher Operating Income, partially offset by a higher effective tax rate. Second quarter 2024 ranked as the third best second quarter Diluted Net Income per Share in our history and was in the top ten of any historical quarter.

Merchandise Inventories totaled $425.5 million at the end of second quarter 2024, an increase of approximately $16.1 million compared to the end of second quarter 2023. The increase reflected Rogan’s inventory, which was approximately $40 million when acquired in February 2024, partially offset by continued inventory efficiencies as part of our ongoing inventory optimization improvement plan. Excluding the inventory acquired in the Rogan’s acquisition, Merchandise Inventories at the end of second quarter 2024 were approximately 7% lower on a dollar basis compared to the end of second quarter 2023.

At the end of second quarter 2024, we had total Cash, Cash Equivalents and Marketable Securities of $84.5 million. Cash and Cash Equivalents increased $37.1 million compared to the end of second quarter 2023, and Cash Flows from Operations in year-to-date 2024 increased $18.4 million compared to year-to-date 2023. Fiscal 2023 year end marked the 19th consecutive year we ended the fiscal year with no debt, and in year-to-date 2024, we continued to fund our operations and growth investments, including the purchase of Rogan’s, from operating cash flows and without incurring debt. In year-to-date 2024, we have paid $44.4 million for Rogan’s and, based on the current preliminary purchase price adjustment estimates, we will owe another $445,000 in the near term. Up to $5.0 million more in consideration will be due in 2027 if three-year performance targets are met.

Results of Operations for Second Quarter Ended August 3, 2024 Compared to Second Quarter Ended July 29, 2023

Net Sales

Net Sales were $332.7 million during second quarter 2024 and increased 12.9% compared to second quarter 2023. The increase was due to the acquisition of Rogan’s, which added Net Sales of $22.0 million, the effect of the calendar shift adding approximately $20 million of Net Sales to second quarter 2024 and new store growth in the Shoe Station banner, partially offset by a 2.1% decrease in comparable stores Net Sales. E-commerce sales were approximately 9% of merchandise sales in both second quarter 2024 and second quarter 2023.

Gross Profit

Gross Profit was $119.9 million during second quarter 2024, an increase of $14.5 million compared to second quarter 2023. Gross profit margin in second quarter 2024 was 36.1% compared to 35.8% in second quarter 2023. The increase in gross profit margin was primarily due to improved leverage of Buying, distribution and occupancy (“BDO”) costs due to the higher Net Sales in second quarter 2024. BDO costs were higher in second quarter 2024 compared to second quarter 2023 due primarily to occupancy costs associated with operating more stores. The increase in gross profit margin was partially offset by a 50 basis point decrease in merchandise margin in second quarter 2024 compared to second quarter 2023 due to competitive intensity.

Selling, General and Administrative Expenses

SG&A increased $9.1 million in second quarter 2024 to $89.9 million compared to $80.8 million in second quarter 2023. The increase was primarily due to higher compensation-related costs, including compensation costs related to Rogan’s, and other Rogan’s-related operating expenses. As a percentage of Net Sales, SG&A were 27.1% in second quarter 2024 compared to 27.4% in second quarter 2023.

Income Taxes

The effective income tax rate for second quarter 2024 was 26.3% compared to 22.3% for second quarter 2023. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The higher effective tax rate in second quarter 2024 compared to second quarter 2023 was due to the decrease in tax benefits from share-settled equity awards in second quarter 2024 and a state deferred tax benefit included in second quarter 2023 that did not recur in Fiscal 2024. For the full 2024 fiscal year, we expect our tax rate to be between 25.5% and 26.0% compared to the 23.7% effective tax rate recognized during the full 2023 fiscal year.

Results of Operations Year-to-Date Through August 3, 2024 Compared to Year-to-Date Through July 29, 2023

Net Sales

Net Sales were $633.1 million during year-to-date 2024 and increased 9.9% compared to year-to-date 2023. The increase was due to the acquisition of Rogan’s, which added Net Sales of $41.6 million, the effect of the calendar shift adding approximately $25 million of Net Sales to year-to-date 2024 results and new store growth in the Shoe Station banner, partially offset by a 2.8% decrease in comparable stores Net Sales. E-commerce sales were approximately 9% of merchandise sales in year-to-date 2024, compared to 8% in year-to-date 2023. Year-to-date 2024 e-commerce sales were favorably impacted by the relaunch of www.shoecarnival.com in third quarter 2023 and the launch of www.shoestation.com in first quarter 2023.

Gross Profit

Gross Profit was $226.7 million during year-to-date 2024, an increase of $22.8 million compared to year-to-date 2023. Gross profit margin in year-to-date 2024 was 35.8% compared to 35.4% in year-to-date 2023. BDO costs were higher in year-to-date 2024 compared to year-to-date 2023 due to occupancy costs associated with operating more stores; however, BDO costs increased gross profit margin by 50 basis points due to the higher Net Sales in year-to-date 2024. Merchandise margin decreased 10 basis points.

Selling, General and Administrative Expenses

SG&A increased $15.8 million, or 10.0%, in year-to-date 2024 to $174.2 million compared to $158.4 million in year-to-date 2023. The increase was due to higher compensation-related costs, including compensation costs related to Rogan’s, and other Rogan’s-related operating expenses and increased marketing investment in year-to-date 2024. As a percentage of Net Sales, SG&A were 27.5% in both year-to-date 2024 and year-to-date 2023.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $428,000 in year-to-date 2024 compared to year-to-date 2023. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for year-to-date 2024 was 25.9% compared to 22.4% for year-to-date 2023. The higher effective tax rate in year-to-date 2024 compared to year-to-date 2023 was due to the decrease in tax benefits from share-settled equity awards in year-to-date 2024 and a state deferred tax benefit included in second quarter 2023 that did not recur in Fiscal 2024.

Liquidity and Capital Resources

Our primary sources of liquidity are $84.5 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of second quarter 2024, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as new stores, modernization/remodels, relocations, rebannered stores, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $40.7 million in year-to-date 2024 compared to $22.4 million in year-to-date 2023. The change in operating cash flow was primarily driven by the timing of inventory, tax and prepaid contracts payments and higher earnings.

Working capital increased on a year-over-year basis and totaled $377.1 million at August 3, 2024 compared to $330.6 million at July 29, 2023. The increase was primarily attributable to a higher cash balance and higher Merchandise Inventories levels due to the acquisition of Rogan’s. Our current ratio was 3.4 as of August 3, 2024 compared to 3.1 as of July 29, 2023.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2024 and 2023, we expended $15.7 million and $30.6 million, respectively, for the purchase of Property and Equipment, primarily related to store modernization and opening new Shoe Station stores.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of initial cash consideration of $44.4 million, net of cash acquired, during year-to-date 2024. Additional information regarding the Rogan’s acquisition, including information on the additional contingent consideration of up to $5.0 million, can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $12.8 million at August 3, 2024, compared to $12.2 million at February 3, 2024 and July 29, 2023. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2024, net cash used in financing activities was $8.0 million compared to $8.5 million during year-to-date 2023. The decrease in net cash used in financing activities was primarily due to the decrease in shares surrendered by employees to pay taxes on stock-based compensation awards, partially offset by increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of August 3, 2024.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2024, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at August 3, 2024 and our borrowing capacity was $99.0 million.

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

Capital Expenditures

Capital expenditures for Fiscal 2024, including actual expenditures in year-to-date 2024, are expected to be between $30 million and $35 million, with approximately $20 million to $25 million to be used for new and rebannered stores and modernization and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce sales channels, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on the supply chain and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, relocated, and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened three new Shoe Station branded stores, permanently closed one Shoe Carnival branded store, and acquired 28 Rogan’s stores, which are being integrated into our Shoe Station banner, in year-to-date 2024. Increasing market penetration by adding new stores is a key component of our growth strategy. We currently have 430 stores and are targeting operating over 500 stores in 2028. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. We aim to grow the Shoe Station banner to over 100 stores over the same time period. Since our acquisition of Shoe Station in December 2021, we have gained insights about the Shoe Station customer base and have defined markets where we believe a Shoe Station bannered store may outperform our current Shoe Carnival bannered store located in those markets. In year-to-date 2024, we have closed a Shoe Carnival bannered store and opened a Shoe Station bannered store in three test markets, and each test market has grown comparable stores Net Sales since transition. To further test and learn, we plan to close five to ten additional Shoe Carnival bannered stores in the second half of Fiscal 2024 and open Shoe Station bannered stores in those markets. Future store growth may continue to be impacted by macroeconomic uncertainty and our ability to identify desirable locations and/or acquisition partners.

Dividends and Share Repurchases

On June 25, 2024, the Board of Directors approved the payment of a second quarter 2024 cash dividend paid to our shareholders. The quarterly cash dividend of $0.135 per share was paid on July 22, 2024 to shareholders of record as of the close of business on July 8, 2024. In second quarter 2023, the dividend paid was $0.100 per share. During year-to-date 2024 and 2023, we returned $7.4 million and $5.7 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On December 14, 2023, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 (the “2024 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2024 and in accordance with applicable laws, rules and regulations. The 2024 Share Repurchase Program may be amended, suspended, or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

No share repurchases have been made to date in Fiscal 2024 and no share repurchases were made during year-to-date 2023.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 9 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during year-to-date 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during year-to-date 2024.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 3, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On February 13, 2024, we acquired all of the stock of Rogan’s, a privately-held, 53-year-old work and family footwear company. Under the SEC’s rules and regulations, we are currently integrating Rogan’s into management's assessment of the effectiveness of our internal control over financial reporting as of February 1, 2025.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
May 5, 2024 to June 1, 2024	0	$0.00	0	$50,000,000
June 2, 2024 to July 6, 2024	0	$0.00	0	$50,000,000
July 7, 2024 to August 3, 2024	0	$0.00	0	$50,000,000
	0		0

(1)
On December 14, 2023, our Board of Directors authorized the 2024 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 and expiring on December 31, 2024.

ITEM 5. OTHER INFORMATION

During second quarter 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Updated Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)				X
10.2	Updated Form of 2024 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2024	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)