Form 10-Q
period 2024-11-02
SHOE CARNIVAL INC
filed 2024-12-06
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2024
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at December 4, 2024 was 27,174,765.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current Assets:
Cash and cash equivalents	$77,235	$99,000	$59,895
Marketable securities	13,866	12,247	11,226
Accounts receivable	8,678	2,593	3,105
Merchandise inventories	406,599	346,442	368,344
Other	20,662	21,056	19,469
Total Current Assets	527,040	481,338	462,039
Property and equipment – net	174,171	168,613	164,982
Operating lease right-of-use assets	351,023	333,851	337,833
Intangible assets	40,979	32,600	32,600
Goodwill	18,018	12,023	12,023
Other noncurrent assets	13,198	13,600	13,995
Total Assets	$1,124,429	$1,042,025	$1,023,472

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,283	$58,274	$42,944
Accrued and other liabilities	20,050	16,620	21,394
Current portion of operating lease liabilities	58,432	52,981	57,091
Total Current Liabilities	135,765	127,875	121,429
Long-term portion of operating lease liabilities	317,679	301,355	305,322
Deferred income taxes	17,639	17,341	16,647
Deferred compensation	13,449	11,639	9,770
Other	4,239	426	398
Total Liabilities	488,771	458,636	453,566

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	87,861	83,738	82,408
Retained earnings	762,489	714,647	702,434
Treasury stock, at cost, 13,874,425 shares, 13,919,326 shares and 13,918,470 shares, respectively	(215,102)	(215,406)	(215,346)
Total Shareholders’ Equity	635,658	583,389	569,906
Total Liabilities and Shareholders’ Equity	$1,124,429	$1,042,025	$1,023,472

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 2, 2024	Thirteen Weeks Ended October 28, 2023	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Net sales	$306,885	$319,914	$939,946	$895,713
Cost of sales (including buying, distribution and occupancy costs)	196,503	202,213	602,821	574,030
Gross profit	110,382	117,701	337,125	321,683
Selling, general and administrative expenses	85,853	89,766	260,010	248,147
Operating income	24,529	27,935	77,115	73,536
Interest income	(1,148)	(833)	(2,623)	(1,744)
Interest expense	139	71	412	208
Income before income taxes	25,538	28,697	79,326	75,072
Income tax expense	6,296	6,836	20,225	17,244
Net income	$19,242	$21,861	$59,101	$57,828
Net income per share:
Basic	$0.71	$0.80	$2.18	$2.12
Diluted	$0.70	$0.80	$2.15	$2.11
Weighted average shares:
Basic	27,161	27,258	27,154	27,272
Diluted	27,565	27,400	27,488	27,433

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495
Dividends declared ($0.135 per share)					(3,749)		(3,749)
Employee stock purchase plan purchases		1		23		17	40
Stock-based compensation expense				1,630			1,630
Net income					19,242		19,242
Balance at November 2, 2024	41,049	(13,874)	$410	$87,861	$762,489	$(215,102)	$635,658

Balance at July 29, 2023	41,049	(13,689)	$410	$81,151	$683,875	$(209,917)	$555,519
Dividends declared ($0.12 per share)					(3,302)		(3,302)
Employee stock purchase plan purchases		2		9		26	35
Purchase of common stock for treasury		(231)				(5,455)	(5,455)
Stock-based compensation expense				1,248			1,248
Net income					21,861		21,861
Balance at October 28, 2023	41,049	(13,918)	$410	$82,408	$702,434	$(215,346)	$569,906

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.405 per share)					(11,259)		(11,259)
Employee stock purchase plan purchases		5		55		77	132
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				4,983			4,983
Net income					59,101		59,101
Balance at November 2, 2024	41,049	(13,874)	$410	$87,861	$762,489	$(215,102)	$635,658

Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends declared ($0.32 per share)					(8,844)		(8,844)
Employee stock purchase plan purchases		7		38		107	145
Stock-based compensation awards		305		(4,644)		4,644	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(115)				(2,927)	(2,927)
Purchase of common stock for treasury		(231)				(5,455)	(5,455)
Stock-based compensation expense				3,591			3,591
Net income					57,828		57,828
Balance at October 28, 2023	41,049	(13,918)	$410	$82,408	$702,434	$(215,346)	$569,906

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Cash Flows From Operating Activities
Net income	$59,101	$57,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,762	21,193
Stock-based compensation	5,204	3,548
(Gain) Loss on retirement and impairment of assets, net	(415)	79
Deferred income taxes	(676)	4,803
Non-cash operating lease expense	41,790	41,853
Other	1,270	305
Changes in operating assets and liabilities:
Accounts receivable	(3,720)	(53)
Merchandise inventories	(18,563)	22,046
Operating leases	(40,139)	(41,888)
Accounts payable and accrued liabilities	(8,714)	(33,473)
Other	188	(6,891)
Net cash provided by operating activities	58,088	69,350
Cash Flows From Investing Activities
Purchases of property and equipment	(24,778)	(43,601)
Investments in marketable securities	(502)	(71)
Sales of marketable securities and other	1,406	0
Acquisition, net of cash acquired	(44,384)	0
Net cash used in investing activities	(68,258)	(43,672)
Cash Flows From Financing Activities
Proceeds from issuance of stock	132	145
Dividends paid	(11,039)	(8,928)
Purchase of common stock for treasury	0	(5,445)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(688)	(2,927)
Net cash used in financing activities	(11,595)	(17,155)
Net (decrease) increase in cash and cash equivalents	(21,765)	8,523
Cash and cash equivalents at beginning of period	99,000	51,372
Cash and cash equivalents at end of period	$77,235	$59,895
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$212	$208
Cash paid during period for income taxes	$19,007	$13,566
Capital expenditures incurred but not yet paid	$3,201	$2,191
Dividends declared but not yet paid	$499	$233
Contingent consideration related to business acquisition	$3,600	$0

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 36 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channels. We offer customers a broad assortment of primarily branded dress and casual shoes, sandals, boots and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival and Shoe Station banners. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

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

Note 2 - Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin (“Rogan’s”), for an adjusted purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. This included $378,000 of purchase accounting adjustments which were paid in November 2024. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year performance targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities. Rogan’s is being integrated into our Shoe Station banner and our current plan is to brand and operate these stores over time using both the Rogan’s and Shoe Station trade names.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our newly acquired Rogan’s operations totaled $22.3 million in the thirteen weeks ended November 2, 2024 and $63.9 million from February 13, 2024 through November 2, 2024. For the thirteen and thirty-nine weeks ended November 2, 2024, acquisition-related costs of $121,000 and $539,000, respectively, were expensed as incurred and were included in Selling, General and Administrative Expenses. We also recognized a $2.6 million goodwill measurement period adjustment related to adjusting our deferred income tax positions during third quarter 2024.

The following table summarizes the purchase price and the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. We measured these fair values using Level 3 inputs. The excess purchase price over the fair value of net assets acquired was allocated to Goodwill.

(In thousands)
Purchase price:
Cash consideration, net of cash acquired	$44,762
Fair value of contingent consideration	3,600
Total purchase price	$48,362

Fair value of identifiable assets and liabilities:
Accounts receivable	$2,365
Merchandise inventories	42,340
Other assets	2,000
Operating lease right-of-use assets	16,891
Identifiable intangible assets	8,400
Goodwill	5,994
Total assets	$77,990
Accounts payable	6,308
Operating lease liabilities	19,843
Deferred income taxes	974
Accrued and other liabilities	2,503
Total liabilities	$29,628

Total fair value allocation of purchase price	$48,362

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

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	November 2, 2024			October 28, 2023
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$19,242	27,161	$0.71	$21,861	27,258	$0.80
Diluted Net Income per Share:
Net income	$19,242			$21,861
Conversion of stock-based compensation arrangements	0	404		0	142
Net income available for diluted common shares and diluted net income per share	$19,242	27,565	$0.70	$21,861	27,400	$0.80

	Thirty-nine Weeks Ended
	November 2, 2024			October 28, 2023
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$59,101	27,154	$2.18	$57,828	27,272	$2.12
Diluted Net Income per Share:
Net income	$59,101			$57,828
Conversion of stock-based compensation arrangements	0	334		0	161
Net income available for diluted common shares and diluted net income per share	$59,101	27,488	$2.15	$57,828	27,433	$2.11

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023.

Note 4 - Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance updates reportable segment disclosure requirements, primarily through increased disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU will be applied retrospectively to all prior periods presented in the financial statements, using the significant segment expense categories identified and disclosed in the period of adoption. We are continuing to evaluate the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are continuing to evaluate the impact of this new guidance, but believe the adoption will not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are evaluating the impact of this new guidance, but believe the adoption will not have a material impact on our consolidated financial statements.

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at November 2, 2024, February 3, 2024 and October 28, 2023:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 2, 2024
Cash equivalents - money market mutual funds	$65,529	$0	$0	$65,529
Marketable securities - mutual funds that fund deferred compensation	13,866	0	0	13,866
Total	$79,395	$0	$0	$79,395
As of February 3, 2024
Cash equivalents - money market mutual funds	$91,733	$0	$0	$91,733
Marketable securities - mutual funds that fund deferred compensation	12,247			12,247
Total	$103,980	$0	$0	$103,980
As of October 28, 2023
Cash equivalents - money market mutual funds	$53,275	$0	$0	$53,275
Marketable securities - mutual funds that fund deferred compensation	11,226			11,226
Total	$64,501	$0	$0	$64,501

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of November 2, 2024, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to Selling, General and Administrative Expenses.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	November 2, 2024	February 3, 2024	October 28, 2023
Deferred compensation plan current liabilities	$193	$114	$1,619
Deferred compensation plan long-term liabilities	13,449	11,639	9,770
Total deferred compensation plan liabilities	$13,642	$11,753	$11,389
Marketable securities - mutual funds that fund deferred compensation	$13,866	$12,247	$11,226

(In thousands)	Thirteen Weeks Ended November 2, 2024	Thirteen Weeks Ended October 28, 2023	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Deferred compensation liabilities
Employer contributions, net	$83	$62	$234	$233
Investment earnings (losses)	632	(1,031)	1,214	(375)
Marketable Securities
Mark-to-market (gains) losses (1)	(585)	993	(1,169)	376
Net deferred compensation expense	$130	$24	$279	$234

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized an unrealized gain of $568,000 and an unrealized loss of $919,000 for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and unrealized gains of $1,118,000 and $141,000 for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirty-nine weeks ended November 2, 2024 or the thirty-nine weeks ended October 28, 2023.

Note 6 - Stock-Based Compensation

On June 20, 2023, our shareholders approved the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Amended 2017 Plan”). Pursuant to the amendment and restatement, the number of shares of our common stock that are available for issuance under the Amended 2017 Plan was increased by 1.8 million additional shares, the term of the plan was extended by an additional ten years from the date of shareholder approval, and certain other design changes were made to the plan. As of November 2, 2024, there were 1,703,287 shares available for issuance under the Amended 2017 Plan, assuming that all outstanding performance stock units where the performance condition has not been satisfied vest at the maximum level of performance.

Stock-based compensation includes share-settled awards issued pursuant to the Amended 2017 Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended November 2, 2024	Thirteen Weeks Ended October 28, 2023	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Share-settled equity awards	$1,623	$1,242	$4,926	$3,566
Stock appreciation rights	0	(26)	221	(43)
Employee stock purchase plan	7	6	57	25
Total stock-based compensation expense	$1,630	$1,222	$5,204	$3,548
Income tax effect at statutory rates	$(397)	$(341)	$(1,266)	$(863)
Additional income tax benefit on vesting of share-settled awards	$0	$(1)	$(109)	$(617)

As of November 2, 2024, approximately $9.2 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	579,307	$27.04
Granted	338,773	32.06
Vested	(46,333)	30.17
Forfeited/Unearned	(164,087)	24.98
Outstanding at November 2, 2024	707,660	$29.72

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $1.4 million and $4.8 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended October 28, 2023 was $24.98. There were 159,954 shares that were not earned because the performance condition for performance stock units granted in Fiscal 2023 was not satisfied.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	0	$0.00
Granted	12,760	36.84
Vested	0	0.00
Forfeited	0	0.00
Outstanding at November 2, 2024	12,760	$36.84

No restricted stock or other stock awards vested during the thirty-nine weeks ended November 2, 2024 or October 28, 2023. The weighted average grant date fair value of restricted stock awards granted during the thirty-nine weeks ended October 28, 2023 was $21.90.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

(In thousands)	Thirteen Weeks Ended November 2, 2024		Thirteen Weeks Ended October 28, 2023
Non-Athletics:
Women’s	$65,008	21%	$72,850	23%
Men’s	52,180	17	47,324	15
Children’s	19,963	6	23,954	7
Total	137,151	44	144,128	45

Athletics:
Women’s	51,005	17	48,642	15
Men’s	53,599	17	54,148	17
Children’s	46,202	15	53,009	17
Total	150,806	49	155,799	49

Accessories	17,346	6	18,295	6

Other	1,582	1	1,692	0

Total	$306,885	100%	$319,914	100%

(In thousands)	Thirty-nine Weeks Ended November 2, 2024		Thirty-nine Weeks Ended October 28, 2023
Non-Athletics:
Women’s	$226,821	24%	$233,355	26%
Men’s	160,036	17	142,420	16
Children’s	64,602	7	67,800	8
Total	451,459	48	443,575	50

Athletics:
Women’s	150,836	16	132,028	15
Men’s	162,384	17	151,280	17
Children’s	119,738	13	117,051	13
Total	432,958	46	400,359	45

Accessories	51,230	5	47,724	5

Other	4,299	1	4,055	0

Total	$939,946	100%	$895,713	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at November 2, 2024, February 3, 2024 or October 28, 2023.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of November 2, 2024 and February 3, 2024. Approximately $866,000 of refund liabilities and $503,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at October 28, 2023.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At November 2, 2024, February 3, 2024 and October 28, 2023, approximately $2.4 million, $2.4 million and $1.8 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and thirty-nine weeks ended November 2, 2024, approximately $943,000 and $2.5 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and thirty-nine weeks ended October 28, 2023, approximately $1.6 million and $4.3 million, respectively, of loyalty rewards were recognized in Net Sales. At November 2, 2024, February 3, 2024 and October 28, 2023, approximately $613,000, $481,000 and $956,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and other warehousing and office space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties as of November 2, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

(In thousands)	Thirteen Weeks Ended November 2, 2024	Thirteen Weeks Ended October 28, 2023	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Operating lease cost	$17,889	$16,035	$52,375	$47,860
Variable lease cost
Occupancy costs	5,785	5,299	17,287	16,021
Percentage rent and other variable lease costs	220	395	492	1,019
Finance lease cost
Amortization of leased assets	30	0	45	0
Interest on lease liabilities	2	0	8	0
Total	$23,926	$21,729	$70,207	$64,900

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for third quarter 2024 and third quarter 2023 and year-over-year comparisons between third quarter 2024 and third quarter 2023, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, third quarter 2024 is the thirteen weeks ended November 2, 2024 and third quarter 2023 is the thirteen weeks ended October 28, 2023. Also referred to herein, year-to-date 2024 is the thirty-nine weeks ended November 2, 2024 and year-to-date 2023 is the thirty-nine weeks ended October 28, 2023.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel family footwear retailers. On December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. On February 13, 2024, we furthered our acquisition strategy by acquiring all of the stock of Rogan Shoes, Incorporated (“Rogan’s”). The acquisition of Rogan’s added 28 physical stores (25 in Wisconsin, 2 in Minnesota, and 1 in Illinois) to our portfolio, positioned us as the market leader in Wisconsin and established a store base in Minnesota, creating additional expansion opportunities. As previously noted, Rogan’s is being integrated into our Shoe Station banner and our current plan is to brand and operate these stores over time using both the Rogan’s and Shoe Station trade names. More information about the acquisition of Rogan’s can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Store Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%
August 3, 2024	430	1	0	1	430	2,000	4,948,000	(2.1)%
November 2, 2024	430	1	0	0	431	28,000	4,976,000	(4.1)%

Year-to-date	400	4	28	1	431	407,000	4,976,000	(3.2)%

April 29, 2023	397	1	0	1	397	5,000	4,510,000	(11.9)%
July 29, 2023	397	2	0	0	399	32,000	4,542,000	(6.5)%
October 28, 2023	399	2	0	0	401	38,000	4,580,000	(7.4)%

Year-to-date	397	5	0	1	401	75,000	4,580,000	(8.6)%

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

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2023 consisted of the 53 weeks ended February 3, 2023, while Fiscal 2024 consists of the 52 weeks ending February 1, 2025. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. As a result, each of our first three quarters in Fiscal 2024 is shifted one week later compared to Fiscal 2023. This one-week shift impacts our year-over-year sales comparisons when there are seasonal sales influences that fall near the respective quarter-end dates. To minimize the effect of this fiscal calendar shift on comparable stores Net Sales, our reported comparable stores Net Sales results for third quarter 2024 in this Quarterly Report on Form 10-Q and our other public disclosures compare the thirteen-week and thirty-nine week periods ended November 2, 2024 to the thirteen-week and thirty-nine week periods ended November 4, 2023. As such, changes in comparable stores Net Sales may not be consistent with changes in Net Sales reported for the fiscal period.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended November 2, 2024	Thirteen Weeks Ended October 28, 2023	Thirty-nine Weeks Ended November 2, 2024	Thirty-nine Weeks Ended October 28, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	64.0	63.2	64.1	64.1
Gross profit	36.0	36.8	35.9	35.9
Selling, general and administrative expenses	28.0	28.1	27.7	27.7
Operating income	8.0	8.7	8.2	8.2
Interest income, net	(0.3)	(0.2)	(0.2)	(0.2)
Income tax expense	2.0	2.1	2.1	1.9
Net income	6.3%	6.8%	6.3%	6.5%

Executive Summary for Third Quarter Ended November 2, 2024

During third quarter 2024, Net Sales of $306.9 million were down $13.0 million, or 4.1%, compared to third quarter 2023. Due to the calendar shift described above, an important week of the back-to-school season that was included in third quarter 2023 was moved into the second quarter in Fiscal 2024. The net effect of this shift decreased third quarter 2024 Net Sales by approximately $20 million compared to third quarter 2023. In third quarter 2024, Net Sales otherwise increased $7.0 million, or 2.2%, compared to third quarter 2023. This increase was led by Rogan’s, which was acquired on February 13, 2024 and delivered third quarter 2024 Net Sales of approximately $22.3 million, and new store growth from Shoe Station stores.

On a comparable store basis, which excludes the impact of the calendar shift, Rogan’s sales and sales from other new stores, Net Sales were down 4.1%. During third quarter 2024, our comparable stores Net Sales grew in August due to our strong back-to-school performance; however, comparable stores Net Sales declined in September and October due to the impact of two hurricanes on approximately half of our stores and the shopping habits of our customer base in the affected locations and persistently warm weather, which has delayed demand for fall seasonal merchandise. In the quarter, boot sales were down 31%, reflecting approximately half of the comparable stores Net Sales decline in third quarter 2024. Comparable stores Net Sales growth in athletics partially offset these lower boot sales.

Long-term gross profit margin expansion has been a key driver of our profit transformation, led by our targeted promotional plans, buying strategies and growth of our customer loyalty program, Shoe Perks. During third quarter 2024, our gross profit margin was above 35% for the 15th consecutive quarter at 36.0% and decreased approximately 80 basis points compared to third quarter 2023, primarily due to higher buying, distribution and occupancy costs (“BD&O”) from operating more stores and the deleveraging effect of the lower, shifted Net Sales during the quarter.

On a year-to-date basis, which now includes the material offsetting impacts of the retail calendar shift, Net Sales in 2024 totaled $939.9 million, an increase of 4.9% versus year-to-date 2023 and gross profit margin was consistent with the prior year.

As market conditions softened in September and October, we lowered selling costs at Shoe Carnival and Shoe Station stores. These lower selling expenses reflected optimized advertising spend, driven by our digital-first marketing strategy. In third quarter 2024, our selling, general, and administrative expenses (“SG&A”) were lower than third quarter 2023 by $3.9 million as these lower store selling expenses more than offset the cost of operating Rogan’s stores. While Rogan’s costs were an additional expense in third quarter 2024 compared to third quarter 2023, those cost increases were mitigated by the synergies captured during third quarter 2024 from completing the integration of Rogan’s store operations, marketing, e-commerce platforms, point-of-sale systems, merchandising and back office functions. We currently estimate that Rogan’s synergy capture will be over $1 million in Fiscal 2024, with a significant portion of that recognized in third quarter 2024.

Third quarter 2024 Operating Income totaled $24.5 million and decreased 12.2% versus third quarter 2023, primarily due to the lower Net Sales from the calendar shift and soft demand in September and October. These declines were partially offset by growth, principally from the Rogan’s acquisition and related synergies, as well as lower SG&A.

Operating Income in third quarter 2024 included $369,000 in merger and integration expenses related to the Rogan’s acquisition, of which $248,000 were in Cost of Sales and $121,000 were in SG&A.

Third quarter 2024 Net Income was $19.2 million, or $0.70 per diluted share, compared to third quarter 2023 Net Income of $21.9 million, or $0.80 per diluted share. The decrease reflected the lower Operating Income and a higher effective tax rate.

Merchandise Inventories totaled $406.6 million at the end of third quarter 2024, an increase of approximately $38.3 million compared to the end of third quarter 2023, primarily reflecting Rogan’s acquired inventory. Merchandise Inventories supporting the Shoe Carnival and Shoe Station bannered stores were approximately 1% lower on a dollar basis at the end of third quarter 2024 compared to the end of third quarter 2023.

At the end of third quarter 2024, we had total Cash, Cash Equivalents and Marketable Securities of $91.1 million. Cash and Cash Equivalents increased $17.3 million compared to the end of third quarter 2023, and cash flows from operations in year-to-date 2024 totaled $58.1 million. Fiscal 2023 year end marked the 19th consecutive year we ended the fiscal year with no debt, and in year-to-date 2024, we continued to fund our operations and growth investments, including the purchase of Rogan’s, from operating cash flows and without incurring debt. In year-to-date 2024, we have paid $44.4 million for Rogan’s and, based on the purchase price adjustments, we owed another $378,000 that was paid in November 2024. Up to an additional $5.0 million in consideration will be due in 2027 if three-year performance targets are met.

Results of Operations for Third Quarter Ended November 2, 2024 Compared to Third Quarter Ended October 28, 2023

Net Sales

Net Sales were $306.9 million during third quarter 2024, a decrease of $13.0 million or 4.1%, compared to third quarter 2023. The decrease reflected the impact of the calendar shift moving approximately $20 million of Net Sales out of third quarter 2024. Net Sales otherwise increased $7.0 million, or 2.2%, compared to third quarter 2023. This increase was primarily due to the acquisition of Rogan’s, which added Net Sales of $22.3 million in third quarter 2024, and new store growth in the Shoe Station banner, partially offset by a comparable stores Net Sales decline of 4.1%. During third quarter 2024, our comparable stores Net Sales grew in August due to our strong back-to-school performance; however, comparable stores Net Sales declined in September and October due to the impact of two hurricanes on approximately half of our stores and the shopping habits of our customer base in the affected locations and persistently warm weather, which has delayed demand for fall seasonal merchandise. In third quarter 2024, boot sales were down 31%, reflecting approximately half of the comparable stores Net Sales decline in the quarter. E-commerce sales were approximately 11% of merchandise sales in third quarter 2024, compared to 10% in third quarter 2023.

Gross Profit

Gross Profit was $110.4 million during third quarter 2024, a decrease of $7.3 million compared to third quarter 2023. Gross profit margin in third quarter 2024 was 36.0% compared to 36.8% in third quarter 2023. The decrease in gross profit margin was driven by BD&O, which increased in third quarter 2024 compared to third quarter 2023 due to higher occupancy costs associated with operating more stores and the deleveraging effect of lower Net Sales in third quarter 2024 compared to third quarter 2023. The decrease in gross profit margin was partially offset by a 50 basis point increase in merchandise margin in third quarter 2024 compared to third quarter 2023.

Selling, General and Administrative Expenses

SG&A decreased $3.9 million in third quarter 2024 to $85.9 million compared to $89.8 million in third quarter 2023. The decrease in SG&A expenses was due primarily to lower selling costs at Shoe Carnival and Shoe Station bannered stores, partially offset by the costs associated with operating the recently acquired Rogan’s stores. As a percentage of Net Sales, SG&A were 28.0% in third quarter 2024 compared to 28.1% in third quarter 2023.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $247,000 in third quarter 2024 compared to third quarter 2023. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for third quarter 2024 was 24.7% compared to 23.8% for third quarter 2023. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The higher effective tax rate in third quarter 2024 compared to third quarter 2023 was primarily due to discrete adjustments recorded in third quarter 2023 that did not recur in third quarter 2024. For the full 2024 fiscal year, we expect our tax rate to be between 25.6% and 26.0% compared to the 23.7% effective tax rate recognized during the full 2023 fiscal year.

Results of Operations Year-to-Date Through November 2, 2024 Compared to Year-to-Date Through October 28, 2023

Net Sales

Net Sales were $939.9 million during year-to-date 2024 and increased 4.9% compared to year-to-date 2023. The increase was primarily due to the acquisition of Rogan’s, which added Net Sales of $63.9 million, and new store growth in the Shoe Station banner, partially offset by a 3.2% decrease in comparable stores Net Sales. E-commerce sales were approximately 10% of merchandise sales in year-to-date 2024, compared to 9% in year-to-date 2023. Year-to-date 2024 e-commerce sales were favorably impacted by the relaunch of www.shoecarnival.com in third quarter 2023 and the launch of www.shoestation.com in first quarter 2023.

Gross Profit

Gross Profit was $337.1 million during year-to-date 2024, an increase of $15.4 million compared to year-to-date 2023. Gross profit margin was 35.9% in both year-to-date 2024 and year-to-date 2023. This consistency was driven by stable merchandise margins and stable BD&O as a percentage of Net Sales in year-to-date 2024 compared to year-to-date 2023.

Selling, General and Administrative Expenses

SG&A increased $11.9 million, or 4.8%, in year-to-date 2024 to $260.0 million compared to $248.1 million in year-to-date 2023. The increase was primarily due to higher compensation-related costs, including compensation costs related to Rogan’s, and other Rogan’s-related operating expenses in year-to-date 2024, partially offset by other lower selling costs at Shoe Carnival and Shoe Station stores. As a percentage of Net Sales, SG&A were 27.7% in both year-to-date 2024 and year-to-date 2023.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $675,000 in year-to-date 2024 compared to year-to-date 2023. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for year-to-date 2024 was 25.5% compared to 23.0% for year-to-date 2023. The higher effective tax rate in year-to-date 2024 compared to year-to-date 2023 was due to the decrease in tax benefits from share-settled equity awards in year-to-date 2024 and a state deferred tax benefit and other discrete adjustments included in year-to-date 2023 that did not recur in Fiscal 2024.

Liquidity and Capital Resources

Our primary sources of liquidity are $91.1 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of third quarter 2024, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $58.1 million in year-to-date 2024 compared to $69.4 million in year-to-date 2023. The change in operating cash flow was primarily driven by the timing of inventory and prepaid contracts payments.

Working capital increased on a year-over-year basis and totaled $391.3 million at November 2, 2024 compared to $340.6 million at October 28, 2023. The increase was primarily attributable to higher Merchandise Inventories and Accounts Receivable levels due to the acquisition of Rogan’s and a higher cash balance, partially offset by higher Accounts Payable. Our current ratio was 3.9 as of November 2, 2024 compared to 3.8 as of October 28, 2023.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2024 and 2023, we expended $24.8 million and $43.6 million, respectively, for the purchase of Property and Equipment, primarily related to store remodels and rebanners and opening four new Shoe Station stores.

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

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.9 million at November 2, 2024, compared to $12.2 million at February 3, 2024 and $11.2 million at October 28, 2023. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2024, net cash used in financing activities was $11.6 million compared to $17.2 million during year-to-date 2023. The decrease in net cash used in financing activities was primarily due to the repurchase of $5.4 million of shares in year-to-date 2023 under our Board of Directors’ authorized share repurchase program compared to none in year-to-date 2024 and the decrease in shares surrendered by employees to pay taxes on stock-based compensation awards, partially offset by increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of November 2, 2024.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2024, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at November 2, 2024 and our borrowing capacity was $99.0 million.

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

Capital Expenditures

Capital expenditures for Fiscal 2024, including actual expenditures in year-to-date 2024, are expected to be between $30 million and $35 million, with approximately $20 million to $25 million to be used for new and rebannered stores and remodels and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce sales channels, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on the supply chain and potential inflationary and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, remodeled and relocated and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We opened four new Shoe Station branded stores, permanently closed one Shoe Carnival branded store and acquired 28 Rogan’s stores, which over time are being integrated into our Shoe Station banner, in year-to-date 2024. Increasing market penetration by adding new stores is a key component of our growth strategy. We currently have 431 stores and are targeting operating over 500 stores in 2028. We believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. Since our acquisition of Shoe Station in December 2021, we have gained valuable insights about the Shoe Station customer base and have defined markets where we believe a Shoe Station bannered store may outperform our current Shoe Carnival bannered store located in those markets. The Company advanced its store rebanner growth strategy during third quarter 2024, with seven Shoe Carnival stores being rebannered to Shoe Station stores. Ten stores have now been rebannered. Through third quarter 2024, rebannered stores have outperformed expectations, and based on the successful results of the strategy to date, we plan to rebanner 25 additional Shoe Carnival stores to Shoe Station stores in the first half of Fiscal 2025. Future store growth may continue to be impacted by macroeconomic uncertainty, our ability to identify desirable locations and/or acquisition partners and increased focus on our emerging store rebanner strategy.

Dividends and Share Repurchases

On September 17, 2024, the Board of Directors approved the payment of a third quarter 2024 cash dividend paid to our shareholders. The quarterly cash dividend of $0.135 per share was paid on October 21, 2024 to shareholders of record as of the close of business on October 7, 2024. In third quarter 2023, the dividend paid was $0.120 per share. During year-to-date 2024 and 2023, we returned $11.0 million and $8.9 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

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

No share repurchases have been made to date in Fiscal 2024. During year-to-date 2023, we repurchased 230,696 shares of common stock at a total cost of $5.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 2, 2024, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On February 13, 2024, we acquired all of the stock of Rogan’s, a privately-held, 53-year-old work and family footwear company. Under the SEC’s rules and regulations, we are currently integrating Rogan’s into management's assessment of the effectiveness of our internal control over financial reporting as of February 1, 2025.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
August 4, 2024 to August 31, 2024	0	$0.00	0	$50,000,000
September 1, 2024 to October 5, 2024	0	$0.00	0	$50,000,000
October 6, 2024 to November 2, 2024	0	$0.00	0	$50,000,000
	0		0

(1)
On December 14, 2023, our Board of Directors authorized the 2024 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2024 and expiring on December 31, 2024.

ITEM 5. OTHER INFORMATION

During third quarter 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024, between the Company and Mark J. Worden	8-K	10.1	11/04/2024
10.2	Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024, between the Company and Marc A. Chilton	8-K	10.2	11/04/2024
10.3	Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024, between the Company and Patrick C. Edwards	8-K	10.3	11/04/2024
10.4	Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024, between the Company and Carl N. Scibetta	8-K	10.4	11/04/2024
10.5	Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan, as amended November 1, 2024				X
10.6	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan, as amended November 1, 2024				X
10.7	Amended Form of Restricted Stock Unit Award Agreement under the Company’s 2017 Equity Incentive Plan (Executive Officers)				X
10.8	Amended Form of Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EXHIBIT INDEX - Continued

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2024	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)