Form 10-K
period 2025-02-01
SHOE CARNIVAL INC
filed 2025-03-21
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 1, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 2, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $678,361,539 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 17, 2025 was 27,174,403.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders of the Registrant to be held on June 25, 2025 are incorporated by reference into PART III hereof.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Indianapolis, IN

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accountant Fees and Services	72

PART IV

Shoe Carnival, Inc.

Evansville, Indiana

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended February 1, 2025

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to increase our comparable stores Net Sales and achieve expected operating results from rebannering Shoe Carnival locations into Shoe Station locations within expected time frames, or at all; our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner within expected time frames, or at all; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the effects and duration of economic downturns and unemployment rates; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize the e-commerce sales channel and its impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively achieve the operating results from, and maintain the synergies, efficiencies and other benefits gained through, our acquisition strategy, including our recent acquisition of Rogan’s; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see PART I, ITEM 1A, “Risk Factors” of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of footwear for the family, and our goal is to be the leading family footwear retailer in the United States. We operate a retail focused business model that aims to deliver the leading footwear shopping experience with the national name brands desired by our customers. Our “bricks” first, omnichannel approach provides customers easy access to our wide assortment of branded footwear for athletics, daily activities and special events via their choice of delivery channel. We have a proven track record selling branded footwear, such as Nike, Skechers, Crocs, adidas, Puma, HEYDUDE, Converse and Vans, and generating profits without incurring debt. We have been in business for 46 years and have been a public company subject to SEC reporting requirements since 1993. Since 1993, we have earned a profit in every year except 1995.

As part of our long-term growth strategy, we have invested, and will continue to invest, significantly in acquisitions, our emerging rebanner strategy, our customer relationship management (“CRM”) capabilities, our e-commerce infrastructure and modernization of our store fleet as key drivers of profitable growth.

As of our Fiscal 2024 year end, we operated 430 stores across 36 states and Puerto Rico. Including e-commerce sales in close proximity to a physical store, our comparable physical stores generated an average of $2.8 million in Net Sales in Fiscal 2024 and approximately $246 in Net Sales per square foot.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2024, 2023 and 2022 relate to the fiscal years ended February 1, 2025 (“Fiscal 2024”), February 3, 2024 (“Fiscal 2023”) and January 28, 2023 (“Fiscal 2022”), respectively. Fiscal 2021 is the fiscal year ended January 29, 2022, Fiscal 2020 is the fiscal year ended January 30, 2021 and Fiscal 2019 is the fiscal year ended February 1, 2020. Fiscal 2023 consisted of 53 weeks while all other years presented and discussed consisted of 52 weeks.

References to “Shoe Carnival,” “Shoe Station” and “Rogan’s” are to the individual store sets, not the entire company. References to “we,” “us,” “our” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries. Shoe Carnival, Inc. is an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

References to the “SEC” refer to the United States Securities and Exchange Commission.

See PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information regarding the trends impacting our Fiscal 2024 operating results.

Our Stores

Shoe Carnival

Our Shoe Carnival retail concept has developed over our 46-year history and is differentiated from competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our store experience include upbeat music, opportunities for customers to spin our spin-n-win wheel and a mic-person who runs in-store specials. These specials include contests, games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing. As of our Fiscal 2024 year end, we operated 360 Shoe Carnival stores located across 35 states and Puerto Rico and offered online shopping at www.shoecarnival.com. Net Sales from our Shoe Carnival banner declined mid-single digits in Fiscal 2024 compared to Fiscal 2023. This decline was in line with our view of family footwear industry trends.

Shoe Station

In Fiscal 2021, we acquired our first 21 Shoe Station stores. Our Shoe Station concept targets a more affluent footwear customer and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands that meet the needs of the target customer. Our Shoe Station bannered stores’ Net Sales grew mid-single digits in Fiscal 2024 compared to Fiscal 2023, driven by new store growth and a low-single digit comparable stores Net Sales increase, outpacing our view of family footwear industry trends. As of our Fiscal 2024 year end, we operated 42 Shoe Station bannered stores across seven states in the Southeast, inclusive of the 21 stores acquired in 2021, 11 additional stores opened since the acquisition and ten stores rebannered in Fiscal 2024, as described below, and offered online shopping at www.shoestation.com.

Rogan’s

In February 2024, we acquired Rogan Shoes, Incorporated (“Rogan’s”). The Rogan's acquisition immediately positioned us as the family footwear market leader in Wisconsin and established a store base in Minnesota, creating additional expansion opportunities. Net Sales attributed to Rogan's were $80.3 million in Fiscal 2024, consistent with our expectations, and Operating Income attributed to Rogan’s in Fiscal 2024 exceeded our $10 million target by more than 20%. As of our Fiscal 2024 year end, we operated the 28 Rogan’s stores we acquired, which are located in Wisconsin, Illinois and Minnesota. More information about the Rogan’s acquisition can be found in Note 3— “Acquisition of Rogan Shoes” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Rebanner Strategy

We have been evaluating customer analytics and market data and developing strategies to expand Shoe Station since we acquired the chain in December 2021. For the past two fiscal years, Shoe Station has been a market leader in the Southeast, and, according to industry data, Shoe Station has been the industry’s fastest growing retailer. During the same period, our Shoe Carnival banner and the family footwear industry experienced comparable stores Net Sales declines.

We believe that a national expansion opportunity exists in markets where the customer and/or market characteristics align better with our Shoe Station concept, rather than our Shoe Carnival concept. A 10-store in-market test was completed during Fiscal 2024, where we closed underperforming Shoe Carnival stores and opened new Shoe Station stores in those markets. The customer response and business results exceeded our success criteria on an aggregated basis, with sales and profit contribution over 10% higher at the new Shoe Station stores versus Shoe Carnival stores.

In March 2025, we announced a new long-term strategy to rapidly scale up Shoe Station into a national footwear and accessories leader. The first investment phase will rebanner 175 stores to the Shoe Station banner over the next 24 months. Once this phase is complete, we expect to operate 218 Shoe Station stores, representing 51% of our present store fleet.

We expect the long-term prospects of this strategy will result in significant market share growth in areas where we have underperformed with our Shoe Carnival concept. We also expect to enter new markets where we do not compete today as a future phase of the expansion plan. The Shoe Station rebanner strategy is expected to create significant financial leverage from a more productive store base.

During Fiscal 2025, we expect to rebanner between 50 to 75 Shoe Carnival stores to Shoe Station stores. The Fiscal 2025 investment for the rebanners is forecasted to decrease Fiscal 2025 Operating Income by between $20 to $25 million, inclusive of store closing costs, amortization of new store construction costs, a four-to-six-week store closure period through each store’s grand opening and customer acquisition costs. We expect that this Fiscal 2025 investment will be recovered over a two-to-three-year period following a store’s grand opening. In Fiscal 2027, our expectation is that Net Sales from these rebannered stores will be over 10% higher and profit contribution will increase over 20% compared to the stores before they were rebannered.

In Fiscal 2026 and early Fiscal 2027, we plan to scale up further and complete 100 or more rebanners, with a first-year investment forecast of between approximately $22 to $27 million and a similar path to payback of the investment of approximately two-to-three years.

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

Fiscal Years	2024	2023	2022	2021	2020
Non-Athletics:
Women's	25%	26%	28%	24%	22%
Men's	18	16	17	14	14
Children's	7	7	7	6	5
Total	50	49	52	44	41
Athletics:
Women's	15	15	14	16	18
Men's	17	17	16	20	22
Children's	12	13	12	14	13
Total	44	45	42	50	53
Accessories	5	5	5	5	5
Other	1	1	1	1	1
Total	100%	100%	100%	100%	100%

Other Initiatives

Store Growth and Modernization

In Fiscal 2024, we opened four new Shoe Station branded stores, permanently closed two Shoe Carnival branded stores and acquired 28 Rogan’s stores. Increasing market penetration by adding new stores is a key component of our long-term growth strategy. In the near-term, however, we expect new store openings may continue to be impacted by macroeconomic uncertainty, our ability to identify desirable locations, increased focus on our emerging rebanner strategy and focus on our acquisition strategy.

In Fiscal 2023 and Fiscal 2022, our capital expenditures were $56.3 million and $77.3 million, respectively, with a primary focus on store modernization and new stores. Our modernized store design has been viewed as a differentiator by certain strategic vendor partners and has provided us an opportunity to increase access to branded merchandise. Total capital expenditures were $33.2 million in Fiscal 2024 and lower than prior years as our store modernization program was completed.

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

We continue to expect our e-commerce platform, which operates both our Shoe Carnival and Shoe Station websites, to be a significant sales channel for us. Our goal is for our e-commerce sales channel to provide between 10% and 15% of enterprise-wide merchandise sales, versus a pre-pandemic 6% in Fiscal 2019. E-commerce sales represented approximately 10% of our merchandise sales in each of Fiscal 2024, Fiscal 2023 and Fiscal 2022.

Customer Relationship Management (“CRM”)

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

We are focused on expanding our Shoe Perks enrollment. In Fiscal 2024, our Shoe Perks membership, including Shoe Station and Rogan's customers, grew to 36.8 million members, representing an increase in customers of 7% compared to Fiscal 2023 year end.

In Fiscal 2024, purchases from Shoe Perks members were approximately 73% of our comparable stores Net Sales. We believe our Shoe Perks program provides an opportunity to communicate, build relationships and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains. Our most loyal customers, those who qualify for our “Gold” tier, receive additional rewards and incentives. The average transaction value for our Gold tier customers was significantly higher than non-Gold tier Shoe Perks members in Fiscal 2024.

Strong and Diversified Vendor Partnerships

We offer merchandise from a broad range of over 270 vendor partners. Nike, Inc. (“Nike”), Skechers U.S.A., Inc. (“Skechers”) and Crocs, Inc. (“Crocs”) collectively accounted for approximately 48% of our Net Sales in Fiscal 2024 and 45% of our Net Sales in Fiscal 2023. Nike accounted for approximately 24% of our Net Sales in Fiscal 2024, 20% in Fiscal 2023 and 14% in Fiscal 2022; Skechers accounted for approximately 13% of our Net Sales in Fiscal 2024, 14% in Fiscal 2023 and 13% in Fiscal 2022; and Crocs accounted for approximately 11% of our Net Sales in both Fiscal 2024 and Fiscal 2023.

We continually work to strengthen our brand offerings and our relationships with our key vendors. While we have no long-term contracts in place with any of our vendors, we anticipate that Nike, Skechers and Crocs will continue to be high-volume vendors for us in Fiscal 2025.

Our Competitive Strengths

We believe our operational and financial success is due to a number of key competitive strengths that make our stores destinations of choice for our family channel footwear consumer.

Digital Media to Build Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations and throughout our marketing strategies. We highlight our banners and the name brands we carry, including specific styles of product, using lifestyle and product imagery to showcase merchandise brands. The use of digital media comprises the substantial portion of our marketing investment, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers. Television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising accounted for the balance of our total advertising investment.

Centralized Distribution Process

Our Evansville distribution center is equipped with mechanized processing and product movement equipment. The facility utilizes cross docking/store replenishment and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments. We leverage these investments with third-party managed software tailored to our specific needs to track merchandise during the transportation and distribution process. During Fiscal 2024, over 90% of merchandise was received into our Evansville distribution center, with a much smaller percentage of merchandise being directly drop shipped to customers, sent directly to a store location or received into Rogan’s distribution process. Effective beginning in February 2025, inbound shipments for the Rogan’s locations acquired in Fiscal 2024 were integrated into our centralized buying and distribution process. Additional information about our Evansville distribution center can be found in PART I, ITEM 2, “Properties” of this Annual Report on Form 10-K.

Disciplined Approach to Capital Management

We remain focused on funding our normal operations without debt. We ended Fiscal 2024 with no debt and $123.1 million of Cash and Cash Equivalents and Marketable Securities. Over the last five fiscal years, we have had no debt outstanding and Cash, Cash Equivalents and Marketable Securities of $62 million to $132 million at the end of each fiscal year. We believe this approach increases our ability to make impactful, long-term decisions and enhances our stakeholder relationships.

Leased Stores

Our stores are found in high traffic shopping areas and are generally located in open-air shopping centers. On average, our physical stores are approximately 11,400 square feet and carry inventory of approximately 28,000 pairs of shoes per location. More information about our store locations and other properties can be found in PART I, ITEM 2, “Properties” of this Annual Report on Form 10-K. All stores are currently leased and more information on our leases can be found in Note 11 - “Leases” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

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

Broad Merchandise Assortment

Our product assortment is comprised primarily of on-trend branded footwear for the entire family and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our physical stores carry shoes in two general categories – athletics and non-athletics with subcategories for men's, women's and children's shoes, as well as a broad range of accessories. Our e-commerce platform offers customers a large assortment of products in all categories of footwear with an increased depth of sizes and colors that may not be available in all stores. There are differences in merchandise between our store banners, and, to some extent, there is further differentiation by store under each banner, reflecting each store’s unique demographics and customer preferences. Our knowledge of these customer preferences, combined with our vendor relationships and distribution process, allows us to react to emerging trends or special events.

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

Our systems provide up-to-date sales and inventory information, and our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels by store. Using this information, our merchandise managers meet regularly with vendors to compare product sales and margins and return on inventory investment against previously stated objectives. We believe timely access to key business data has enabled us to manage our promotional intensity and positively impact our comparable stores Net Sales and inventory turns.

Efficient E-commerce Order Management and Fulfillment (Ship-From-Store and Vendor Drop Ship Program)

We have implemented a third-party hosted order management system designed to our specific needs, which has enabled us to meet the complex demands of omnichannel fulfillment and has positioned us to further scale our e-commerce capabilities as we grow.

Our Ship-From-Store program is a core element of our omnichannel strategy. Online orders are primarily fulfilled using physical stores. By fulfilling e-commerce orders principally from our store level inventory and staff, we are able to minimize out-of-stocks, offer our customers an expanded online assortment and leverage store level inventory and overhead. E-commerce orders can also be fulfilled from our distribution center in Evansville, Indiana, and this distribution center is used in times of peak demand.

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

Competitive Pricing For Our Customers

Our Shoe Carnival customer is primarily a value-conscious consumer seeking name brand footwear across all ages, with our Shoe Station and Rogan’s concepts targeting a higher price point and more affluent customer. We believe that by offering a wide selection of popular styles of primarily name brand merchandise at competitive prices, we generate broad customer appeal. Additionally, the time-conscious customer appreciates the convenience of one-stop shopping for the entire family, whether this occurs at our store locations or through our other omnichannel choices.

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

Our Workforce

We are firmly committed to providing equal opportunities in all aspects of employment and believe that all individuals should be treated with respect and dignity. We are dedicated to attracting, developing, maintaining and supporting an inclusive workforce that includes individuals with a wide range of backgrounds, life experiences and cultures. We believe that these varied experiences enhance our connection with our diverse customer base and enable us to better serve our customers. We hire, promote and compensate our employees based on merit, experience or other work-related criteria. We do not tolerate harassment or unlawful discrimination. Mandatory annual training for all employees empowers our workforce and instills these virtues into our culture.

We have clear policies encouraging strong relationships and protecting open lines of communication with management at every level. This, coupled with our non-retaliation policy, encourages employees to communicate issues and seek immediate redress of those issues if they should arise.

As of our Fiscal 2024 year end, our workforce identified as 63% female and 37% male. Our broad-based leadership team, including those who manage and lead our stores and those who lead our Company, identified as 60% female and 40% male. With respect to ethnicity, our leadership team identified as 64% Caucasian and 36% non-Caucasian.

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

Currently, nearly all of our general managers and nearly all of our district managers who oversee those general managers were trained, developed and promoted from within. As of our Fiscal 2024 year end, of our 37 district managers, 68% have been employed by us for more than 20 years. The average tenure of our general managers was 14 years as of Fiscal 2024 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed for an average of 18 years.

Annually we survey a cross-section of employees on matters involving policy and procedure, organizational structure, operating style, commitment to hiring a competent workforce and commitment to integrity and ethical values. Since 2004, responses to this survey have had an average score of 4.0 to 4.3, with 5 being “strongly agree.”

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

Our Code of Ethics is posted on the investor relations portion of our website at investors.shoecarnival.com/governance/governance-documents. We intend to disclose any amendments to the Code of Ethics by posting such amendments on our website. In addition, any waivers of the Code of Ethics for our Board members or executive officers will be disclosed in a Current Report on Form 8-K.

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment. We measure OSHA recordable incidents to gauge the success of our safety protocol. During calendar year 2024, we recorded 45 non COVID-related OSHA recordable incidents, an approximate 25% reduction in incidents compared to five years ago.

Our strategies to address the ever-expanding complexities of protecting customer and employee data and executing our business strategies in an increasingly digital world continue to advance. Our technology department monitors and regularly tests compliance with our protocols, provides regular updates to employees and management and conducts annual training. More information on our cybersecurity processes can be found in PART I, ITEM 1C, “Cybersecurity” of this Annual Report on Form 10-K.

Number of Employees

As of our Fiscal 2024 year end, we had approximately 5,500 employees, of which approximately 3,000 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

Seasonality

For a discussion of the impact of seasonality on our operating results and our business, see PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Store Count and Seasonality on Quarterly Results.”

Trademarks

As of our Fiscal 2024 year end, we own the following federally registered trademarks and service marks: Shoe Carnival® and associated trade dress and related logos, Y-NOT?®, UNR8ED®, Solanz®, Shoe Perks®, SC Work Wear®, Shoes 2U®, Laces for Learning®, UNBOX WHAT’S POSSIBLE®, Shoe Station®, Shoe Station Super Store®, Shoe

Station Select® and Rogan’s Shoes®. We believe these marks are valuable and, accordingly, we intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

We seek to minimize our impact on the environment by actively implementing environmentally-friendly processes throughout our business, including energy efficiency initiatives, waste minimization and the use of recycled materials within our supply chain. Our most significant areas of focus are fuel and packaging material used to deliver merchandise to our Evansville distribution center and stores; the HVAC and lighting systems in our stores, Evansville distribution center and corporate offices; and recycling methods.

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We anticipate no material capital expenditures for environmental control facilities for Fiscal 2025 or for the near future.

Available Information

We make available free of charge through the investor relations portion of our website at www.shoecarnival.com our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have included our website addresses throughout this filing as textual references only. The information contained on, or accessible through, any of our websites is not incorporated into this Annual Report on Form 10-K.

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

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 21, 2025:

Name	Age	Position
J. Wayne Weaver	90	Chairman of the Board and Director
Clifton E. Sifford	71	Vice Chairman of the Board and Director
Mark J. Worden	51	President and Chief Executive Officer and Director
Carl N. Scibetta	66	Senior Executive Vice President - Chief Merchandising Officer
Marc A. Chilton	55	Senior Executive Vice President - Chief Operating Officer
Patrick C. Edwards	53	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

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

Mr. Sifford has served as Vice Chairman of the Board since October 2021. From September 2019 to September 2021, Mr. Sifford served as Vice Chairman of the Board and Chief Executive Officer. Mr. Sifford also served as President and Chief Executive Officer from October 2012 to September 2019 and has been a Director since October 2012. Mr.

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

Mr. Scibetta has been employed as Senior Executive Vice President – Chief Merchandising Officer since March 2021. From March 2016 to March 2021, Mr. Scibetta served as Executive Vice President – Chief Merchandising Officer. From December 2012 to March 2016, Mr. Scibetta served as General Merchandise Manager. Prior to joining us, Mr. Scibetta served as Vice President, Divisional Merchandise Manager– Footwear for Belk, Inc. since 2008. From 2004 to 2007, Mr. Scibetta served as Vice President, Divisional Merchandise Manager – Footwear for Parisian Department Stores. From 1998 to 2000, Mr. Scibetta served as Vice President, Divisional Merchandise Manager for Shoe Corporation of America. Mr. Scibetta began his retail career with Wohl Shoe Company in 1980. Mr. Scibetta will be retiring from the Company, effective April 4, 2025.

Mr. Chilton has been employed as Senior Executive Vice President – Chief Operating Officer since February 20, 2025. From February 2023 to February 20, 2025, Mr. Chilton served as our Executive Vice President – Chief Operating Officer. From April 2021 to February 2023, Mr. Chilton served as our Executive Vice President – Chief Retail Operations Officer. From February 2020 to April 2021, Mr. Chilton served as our Senior Vice President – Store Administration and Development and from March 2019 to February 2020 served as our Senior Vice President – Store Operations and Administration. Mr. Chilton started with the Company in 1994 as a store manager and has served in roles of increasing responsibility in store management and operations since that time, including serving as the Vice President of our Northern Division, with approximately one-third of our stores reporting to him, from April 2012 until March 2019.

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

Effective on April 6, 2025, Tanya E. Gordon will succeed Mr. Scibetta as our Executive Vice President – Chief Merchandising Officer. Ms. Gordon, age 60, has served as our Senior Vice President – General Merchandising Manager since March 2021. From March 2020 to March 2021, Ms. Gordon served as our Vice President – General Merchandising Manager and from March 2014 to March 2020, Ms. Gordon served as our Vice President – Divisional Merchandising Manager. In these roles of increasing responsibility, Ms. Gordon was primarily responsible for our women’s, children’s and accessories merchandise. Prior to joining the Company, Ms. Gordon gained merchandising experience at retailers Kohl’s and Parisian, among others.

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

Operational and Strategic Risks

A failure to increase sales at our existing stores may adversely affect our stock price and affect our results of operations. A number of factors have historically affected, and will continue to affect, our comparable stores Net Sales results, including:

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

Our comparable stores Net Sales results have fluctuated in the past, and in recent years, our Shoe Carnival banner comparable stores Net sales have declined, and we believe such fluctuations or declines may continue. The unpredictability of our comparable stores Net Sales may cause our revenue and results of operations to vary from quarter to quarter and year to year, and declines in Net Sales or Operating Income may cause our stock price to fluctuate significantly.

We may not realize the expected operating results from, and planned growth of, our Shoe Station banner, including planned growth from our rebanner strategy. We have rebannered and are planning to continue to rebanner Shoe Carnival stores to Shoe Station stores where market data indicates the Shoe Station concept may perform better. A significant portion of our growth strategy is based on growing our Shoe Station banner through rebannering stores into Shoe Station stores, acquisitions and organic growth. Our ability to achieve our strategies will depend, in part, on our ability to realize the expected operating results from, and planned growth of, our Shoe Station banner, which we may not realize within our expected time frames, or at all. The Shoe Station banner may underperform relative to our expectations. In addition, the costs incurred to achieve these results may be greater than what we anticipate. Any of these impacts could have an adverse effect on our growth, business, results of operations and financial condition.

We face significant competition in our markets, and we may be unable to compete favorably. The retail footwear industry is highly competitive with few barriers to entry. We compete primarily with department stores, shoe stores, sporting goods stores, e-commerce retailers and mass merchandisers. Many of our competitors are significantly larger and have substantially greater resources than we do. Since Fiscal 2019, our Gross Profit margin has expanded and has been a key driver to the overall increase in our profitability. If our competitors become more promotional than we are, or if we match our competitors’ promotional intensity, and lower margins are not offset with increased sales or lower operating expenses, our results of operations and financial condition may be adversely affected.

Adverse impacts on consumer spending may significantly harm our business and impact our promotional strategies and intensity. The success of our business depends to a significant extent upon the level of consumer spending. Consumer confidence is hypersensitive to a wide variety of influences that may affect the level of consumer spending on merchandise that we offer, including, among other factors:

•
military conflicts, including war, terrorism, civil unrest, other hostilities and security concerns;
•
inflation;
•
the timing and level of government stimulus payments;
•
energy costs, which affect gasoline and home heating prices;
•
general economic and industry conditions and recessionary fears;
•
unemployment trends and salaries and wage rates;
•
the level of consumer debt;
•
consumer credit availability;
•
real estate values and foreclosure rates;
•
consumer confidence in future economic conditions, including macroeconomic and political uncertainty and instability;
•
interest rates;
•
health care costs;
•
tax rates, policies and timing and amounts of tax refunds; and
•
natural disasters, changing weather patterns and catastrophic events, including the possibility of a pandemic resurgence.

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
•
increases in shipping rates imposed by the trans-Pacific shipping cartel; and
•
our non-compliance with the laws and regulations, and changes to such laws and regulations, in the United States and the countries where our manufacturers are located, including but not limited to requirements relating to shipping security, product safety testing, environmental requirements and anti-corruption laws.

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

Various risks associated with our e-commerce platform may adversely affect our business and results of operations. E-commerce has been an important sales channel for us. We sell shoes and related accessories through websites that we control, including www.shoecarnival.com and www.shoestation.com and through our related mobile app. We fulfill substantially all e-commerce orders from our store locations and from our Evansville distribution center. If we are unable to continue to grow our e-commerce sales or effectively manage the impact that rebannering our stores might have on our e-commerce sales channel, our sales, comparable stores Net Sales and Gross Profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows and financial condition.

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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases and participating in other point earning opportunities that facilitate engagement with our brand. We remain focused on expanding our Shoe Perks enrollment. In Fiscal 2024, purchases from Shoe Perks members were approximately 73% of our comparable stores Net Sales. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

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

If we fail to successfully implement our growth strategy, our business, financial condition or results of operations could be adversely affected. The success of our growth strategy will depend on a number of other factors, some of which are out of our control, including, among other things:

•
the acceptance of our banners and concepts in new markets, including as a result of our rebanner strategy;
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

We depend on our key suppliers for merchandise and advertising support and the loss of any of our key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. Three branded suppliers, Nike, Inc., Skechers U.S.A., Inc. and Crocs, Inc., collectively accounted for approximately 48% of our Net Sales in Fiscal 2024 and 45% of our Net Sales in Fiscal 2023. Nike, Inc. and Skechers U.S.A., Inc. collectively accounted for approximately 27% of our Net Sales in Fiscal 2022. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have an adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

We may experience difficulties in integrating Rogan’s and realizing the expected operating results, synergies, growth opportunities and other benefits of the acquisition. The success of the Rogan’s acquisition will depend, in part, on our ability to realize growth opportunities and achieve other benefits from acquiring Rogan’s. We may not realize further synergies, maintain the synergies gained to date or maintain the operating results realized in Fiscal 2024 from the Rogan’s business, or grow those results in future periods, as Rogan’s may underperform relative to our expectations. Any of these impacts could have an adverse effect on our growth opportunities, business, results of operations and financial condition.

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
•
our inability to properly manage a business partner relationship;
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

We also increase our inventory levels to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores has been in the past, and in the future could be, adversely affected and negatively impact Net Sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products, forcing us to sell these products at significantly discounted prices and adversely affecting our Net Sales, margins and operating cash flow.

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

Financial market volatility could have an adverse effect on the sources and costs of financing available to us. The capital and credit markets have experienced, and may continue to experience, volatility and disruption, which could, among other impacts, make obtaining other sources of debt more difficult and increase our borrowing costs or limit other potential sources of financing available to us.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges. Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and certain intangible assets, such as goodwill and non-amortizing trade names, are evaluated annually regardless of triggering events. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) have resulted, and in the future may result, in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

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

Risks Relating to the Ownership of Our Common Stock

Perception of the overall retail industry and other macroeconomic conditions may impact our stock price and operations. The retail industry continues to evolve and undergo structural change. This evolution and structural change have resulted in the bankruptcy and/or reorganization of various footwear specific and other publicly traded retailers. Despite our best efforts to differentiate our business model and processes, our stock price has fluctuated as a result of perceptions of the overall retail environment and investor confidence in the retail sector. The volatility in our stock price could be exacerbated by macroeconomic conditions that affect the market generally or our industry in particular and could have the effect of diverting management’s attention and could harm our business. We cannot provide any assurance that perception of the retail industry overall and other macroeconomic conditions will not continue to impact our stock price or our ability to engage business partners on terms acceptable to us.

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

We cannot guarantee that we will continue to make dividend payments or that we will repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared, or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2025. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 33.8% of our outstanding common stock. In addition, Mr. Weaver's adult daughter is the sole trustee of several grantor retained annuity trusts and, as a result, beneficially owns less than 5% of our outstanding common stock held by such trusts. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Provisions of our organizational documents and Indiana law might deter acquisition bids for us. Our Amended and Restated Articles of Incorporation, our By-Laws and Indiana corporate laws contain provisions that may discourage other persons from attempting to acquire control of us, including, without limitation, a Board of Directors that has staggered three-year terms for its members, supermajority voting provisions, restrictions on the ability of shareholders to call a special meeting of shareholders and advance notice requirements in connection with shareholder proposals or director nominations. Additionally, the Board of Directors has the authority to issue preferred stock in one or more series without the approval of the holders of our common stock. Further, Indiana corporate law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. Indiana corporate law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. In certain circumstances, the fact that corporate devices are in place that inhibit or discourage takeover attempts could reduce the market value of our common stock.

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

We use the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) as a guideline for our cybersecurity framework. This does not imply that we meet any technical standards, specifications or requirements under the NIST CSF, only that we use the NIST CSF as a framework to help us identify, assess and manage cybersecurity risks related to our business. Our policies for overall general information technology controls are also influenced by the Control Objectives for Information and Related Technologies, which align with the NIST CST.

Our key cybersecurity processes are organized into four primary categories:

•
Outage and access: these processes address system intrusion and credential and password threats and risks;
•
Payment and loyalty rewards: these processes protect the information of our customers;
•
Personal data: these processes protect the payroll and healthcare data of our current and former employees and vendor information; and
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

Governance

Our Board of Directors oversees and guides our business and oversees our exposure to major risks. As stated in its charter, our Board of Directors has delegated to the Audit Committee, which currently includes the Board members with cybersecurity acumen, the responsibility for Board-level oversight of cybersecurity risk. As part of its oversight role, the Audit Committee receives reports about our protocols, material threats or incidents and other developments related to cybersecurity.

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

Process to Access, Identify and Manage Material Risks from Cybersecurity Threats

When a cybersecurity incident occurs or we identify a vulnerability, our CIO and our security committee, which is described in more detail under “Governance” above, are responsible for leading the initial risk assessment, and external experts may also be engaged and our Audit Committee or full Board may also be consulted. If a breach of our control structure were to occur, our executive leadership team, Audit Committee and counsel would be briefed by the CIO and a determination would be made on whether such issue is material to warrant disclosure.

As of February 1, 2025, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, cash flow or financial condition.

Even with our current control processes and a continuous improvement mindset, cybersecurity threats constantly evolve. If the measures we have employed were to fail, or if a breach were to occur, it could result in impairment or loss of critical functions, such as the operation of our e-commerce websites, our Evansville distribution center, our corporate network and/or our point-of-sale systems, as examples. Additionally, confidential information could be compromised, or we could be defrauded or ransomed for a material amount of funds. Any of these outcomes could negatively affect our reputation and customer loyalty. The ultimate effects of a breach or loss in function or confidential information are difficult to quantify with any certainty, but such loss may be partially limited through insurance. See “Risk Factors—We could be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised”, “—Various risks associated with our e-commerce platform may adversely affect our business and results of operations” and “—We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions to our business and increased costs” in PART I, ITEM 1A of this Annual Report on Form 10-K, which risk factors are incorporated by reference into this section of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Physical Stores

As of our Fiscal 2024 year end, we leased our 430 stores located across 36 states and Puerto Rico. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 48% provide for contingent rental payments based upon various specified percentages of sales. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Our stores utilize between 8,000 and 20,000 square feet of leased space. The sales area comprises substantially all (greater than 80%) of our typical gross store footprint.

Following is a roll forward of our leased locations over the last five years:

	Historical Store Count
Fiscal Years	2024	2023	2022	2021	2020
Stores open at the beginning of the year	400	397	393	383	392
New store openings	4	5	4	1	4
Stores acquired	28	0	0	21	0
Permanently closed	(2)	(2)	0	(12)	(13)
Stores open at the end of the year	430	400	397	393	383
Stores relocated	2	0	0	2	0
Stores rebannered	10	0	0	0	0

We performed a store improvement plan that was completed in Fiscal 2021. As part of that plan, we identified underperforming stores and worked to address these stores' performance through renegotiation of lease terms, relocation, or closure. While we continue to actively monitor our store portfolio, we do not expect any further significant closures over the next several years.

The following table identifies the number of our stores in each state and Puerto Rico as of our Fiscal 2024 year end:

State/Territory		State/Territory
Alabama	22	Nebraska	2
Arizona	3	New Jersey	1
Arkansas	10	New York	2
Colorado	3	North Carolina	18
Delaware	1	North Dakota	3
Florida	33	Ohio	18
Georgia	21	Oklahoma	7
Idaho	4	Pennsylvania	10
Illinois	32	Puerto Rico	5
Indiana	26	South Carolina	11
Iowa	11	South Dakota	2
Kansas	5	Tennessee	19
Kentucky	12	Texas	48
Louisiana	11	Utah	2
Michigan	13	Virginia	6
Minnesota	2	West Virginia	6
Mississippi	9	Wisconsin	28
Missouri	22	Wyoming	1
Montana	1	Total Stores	430

Distribution Center

Our primary 410,000 square foot distribution center is located in Evansville, Indiana. This facility can support the processing and distribution needs for approximately 470 stores. With additional resources added, including our right to expand the facility by 200,000 square feet, the current location could provide processing capacity for approximately 650 stores. We lease the facility from a third party. The initial lease term expires in 2034 and contains renewal options.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.” As of March 17, 2025, there were approximately 118 holders of record of our common stock. We did not sell any unregistered equity securities during Fiscal 2024, Fiscal 2023 or Fiscal 2022.

Cash Dividends

During Fiscal 2024, we paid quarterly cash dividends of $0.135 per share for all four fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On March 12, 2025, the Board of Directors increased the quarterly cash dividend from $0.135 to $0.150 per share, an increase of 11.1%, for the first quarter of Fiscal 2025. The quarterly cash dividend of $0.150 per share will be paid on April 21, 2025 to shareholders of record as of the close of business on April 7, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of Fiscal 2024. For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout Fiscal 2024, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and to our non-employee directors upon the issuance of service-based restricted stock awards. We also repurchased 20,833 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards. We intend to continue issuing shares out of treasury to meet these needs.

The following table summarizes our repurchase activity during the fourth quarter of Fiscal 2024:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)
November 3, 2024 to November 30, 2024	0	$0.00	0	$50,000,000
December 1, 2024 to January 4, 2025	1,706	$33.08	0	$50,000,000
January 5, 2025 to February 1, 2025	0	$0.00	0	$50,000,000
	1,706		0

(1)
1,706 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 11, 2024, our Board of Directors authorized a new share repurchase program (the “2025 Share Repurchase Program”) for up to $50.0 million of our outstanding common stock, effective January 1, 2025 and expiring on December 31, 2025. The 2025 Share Repurchase Program replaced the prior $50.0 million share repurchase program that was authorized in December 2023 and expired in accordance with its terms on December 31, 2024.

Credit Agreement's Impact on Share Repurchases and Dividends

Our amended and restated credit agreement, dated as of March 23, 2022 (our “Credit Agreement”), contains certain restrictions on our ability to pay cash dividends and to repurchase shares of our common stock. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding under the Credit Agreement, we expect these restrictions would have no impact on our ability to pay cash dividends or execute share repurchases from cash on hand. The Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to pay cash dividends or repurchase shares of our common stock in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the distribution, and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. See Note 9 - “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for more information regarding the Credit Agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (the “MD&A”) should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses Fiscal 2024 and Fiscal 2023 and year-over-year comparisons between Fiscal 2024 and Fiscal 2023. A discussion of Fiscal 2022 and year-over-year comparisons between Fiscal 2023 and Fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended February 3, 2024, filed with the SEC on March 22, 2024. At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of footwear for the family. On December 3, 2021, we began operating under two banners: Shoe Carnival and Shoe Station. We furthered our acquisition strategy by acquiring all of the stock of Rogan Shoes, Incorporated (“Rogan’s”) in February 2024, which added 28 physical stores (25 in Wisconsin, 2 in Minnesota, and 1 in Illinois) to our portfolio, positioned us as the market leader in Wisconsin and established a store base in Minnesota, creating additional expansion opportunities.

Our goal is to be the leading family footwear retailer in the United States. Our product assortment, whether shopping in a physical store or through our e-commerce sales channel, is primarily branded footwear and includes dress and casual shoes, sandals, boots and a wide assortment of athletic shoes. Our typical physical store carries shoes in two general categories – athletics and non-athletics with subcategories for men’s, women’s and children’s, as well as a broad range of accessories. In addition to our physical stores, through our e-commerce sales channel, customers can purchase the same assortment of merchandise in all categories of footwear with expanded options in certain instances.

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

The Shoe Station banner and retail locations serve a broader base of footwear customers. The Shoe Station concept targets a more affluent footwear customer, and its product assortment includes higher end athletics and non-athletics shoes and more accessories. Shoe Station has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands.

Recent Acquisition

On February 13, 2024, we acquired all of the stock of Rogan's, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin, for an adjusted purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year growth targets. Net sales from our Rogan’s operations were $80.3 million in Fiscal 2024. More information about this acquisition can be found in Note 3 - “Acquisition of Rogan Shoes” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

Comparable Stores Net Sales

Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. E-commerce sales channels associated with a physical store acquisition will not be included in comparable stores Net Sales until the initial physical stores are included. The 21 original Shoe Station stores acquired and the www.shoestation.com e-commerce site that went live in early February 2023 were included in comparable stores Net Sales calculations beginning in first quarter 2023. All of Rogan’s sales are excluded from our comparable stores Net Sales.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Fiscal 2023 consisted of the 53 weeks ended February 3, 2024, while Fiscal 2024 consisted of the 52 weeks ended February 1, 2025. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable stores Net Sales, our reported annual comparable stores Net Sales results for Fiscal 2024 compare the 52-week period ended February 1, 2025 to the 52-week period ended February 3, 2024. As such, changes in comparable stores Net Sales are not consistent with changes in Net Sales reported for the fiscal period.

Stores and Rebanner Strategy

We ended Fiscal 2024 with 430 stores, comprised of 360 Shoe Carnival stores, 42 Shoe Station stores and 28 Rogan's stores. During Fiscal 2024 we opened four new Shoe Station stores and permanently closed two Shoe Carnival stores. The 430 stores operated at the end of Fiscal 2024 was an all-time year end high for us.

We have been evaluating customer analytics and market data and developing strategies to expand Shoe Station since we acquired the chain in December 2021. We believe that a national expansion opportunity exists in markets where the customer and/or market characteristics align better with the Shoe Station concept, rather than our Shoe Carnival concept. A 10-store in-market test was completed during Fiscal 2024, where we closed underperforming Shoe Carnival stores and opened new Shoe Station stores in those markets. The customer response and business results exceeded our success criteria on an aggregated basis, with sales and profit contribution over 10% higher at the new Shoe Station stores versus Shoe Carnival stores. In March 2025, we announced a new long-term strategy to rapidly scale up Shoe Station into a national footwear and accessories leader. The first investment phase will rebanner 175 stores to the Shoe Station banner over the next 24 months. Once this phase is complete, we expect to operate 218 Shoe Station stores, representing 51% of our present store fleet.

During Fiscal 2025, we expect to rebanner between 50 to 75 Shoe Carnival stores to Shoe Station stores. Total capital expenditures are expected to be in a range of $45 million to $60 million in Fiscal 2025 to support the rebanner strategy, compared to $33.2 million, $56.3 million and $77.3 million spent in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. As the rebanner strategy is implemented, it is expected to decrease our Operating Income by between $20 to $25 million in Fiscal 2025 due to store closing costs, amortization of new store construction costs, a four-to-six-week store closure period through each store’s grand opening and customer acquisition costs, with such costs recovered over a two-to-three-year period following a store’s grand opening. More information about the rebanner strategy can be found in PART 1, ITEM 1, “Business—Our Stores—Rebanner Strategy” of this Annual Report on Form 10-K.

Executive Summary

During Fiscal 2024, our Net Sales of $1.2 billion were up $27.0 million, or 2.3%, compared to Fiscal 2023. Fiscal 2023 contained a 53rd week of Net Sales totaling approximately $15 million, as described above. In Fiscal 2024, Net Sales otherwise increased approximately $42 million, or 3.7%. This increase resulted from continued growth from the Shoe Station banner’s 5.7% Net Sales increase and $80.3 million in Net Sales attributed to Rogan’s. We also grew Net Sales during peak shopping periods throughout the year. These areas of growth were partially offset by a 3.9% comparable stores Net Sales decline, driven primarily by Shoe Carnival declines during non-event periods.

Long-term Gross Profit margin expansion has been a key driver of our profit transformation, led by our targeted promotional plans, buying strategies and growth of our customer loyalty program, Shoe Perks. During Fiscal 2024, our Gross Profit margin was above 35% for the fourth consecutive year. Gross profit margin in Fiscal 2024 decreased 20 basis points compared to Fiscal 2023, primarily due to higher buying, distribution and occupancy costs (“BDO”) from operating more stores, partially offset by a 10 basis point increase in merchandise margins.

In Fiscal 2024, our Selling, General, and Administrative Expenses (“SG&A”) were higher than Fiscal 2023 by $9.8 million, primarily due to incremental costs associated with Rogan’s. As market conditions softened in the third and fourth quarters of Fiscal 2024 during non-event periods, we lowered selling costs at our comparable stores. These lower selling expenses reflected optimized advertising spend, driven by our digital-first marketing strategy. While Rogan’s costs were an additional expense in Fiscal 2024 compared to Fiscal 2023, those cost increases were mitigated by synergies captured during Fiscal 2024 from our accelerated integration of Rogan’s.

Fiscal 2024 Operating Income totaled $91.2 million, a decrease of 2.5% versus Fiscal 2023, primarily due to the extra week of sales in Fiscal 2023 and non-event period declines at Shoe Carnival stores, partially offset by Net Sales growth, principally from our Shoe Station and Rogan’s stores. Primarily as a result of accelerated synergy capture, Rogan’s exceeded our initial $10 million Operating Income target for Fiscal 2024 by more than 20%.

Fiscal 2024 Net Income was $73.8 million, or $2.68 per diluted share, compared to Fiscal 2023 Net Income of $73.3 million, or $2.68 per diluted share. The slight increase in Net Income reflected pandemic-related tax credits of $3.0 million associated with our acquisition of Rogan’s, included in Interest and Other Income, partially offset by lower Operating Income and a higher effective tax rate.

Capital Management and Inventories

Fiscal 2024 marked the 20th consecutive fiscal year end where we ended the fiscal year with no debt. In each of the last four years, we have funded our operations and growth investments, including our acquisitions of Shoe Station and Rogan’s, without drawing on our credit facility. We ended Fiscal 2024 with $123.1 million of Cash, Cash Equivalents and Marketable Securities. Cash flows from operations in Fiscal 2024 totaled $102.6 million. In Fiscal 2024, we paid $44.8 million for Rogan’s with cash on hand.

Merchandise Inventories totaled $385.6 million at the end of Fiscal 2024, an increase of $39.2 million compared to the end of Fiscal 2023, primarily reflecting Rogan’s acquired inventory. Merchandise Inventories supporting the Shoe Carnival and Shoe Station stores were slightly down on a unit basis at the end of Fiscal 2024 compared to the end of Fiscal 2023, but additional inventory purchases were made near Fiscal 2024 year end to support rebannering additional stores and, to a lesser extent, as a hedge against potential supply chain disruption from tariffs and port worker strikes.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of Net Sales for the following fiscal years:

	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	64.4	64.2	62.9
Gross profit	35.6	35.8	37.1
Selling, general and administrative expenses	28.0	27.8	25.5
Operating income	7.6	8.0	11.6
Interest and other income	(0.5)	(0.2)	(0.1)
Interest expense	0.0	0.0	0.0
Income before income taxes	8.1	8.2	11.7
Income tax expense	2.0	2.0	3.0
Net income	6.1%	6.2%	8.7%

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Net Sales were $1.2 billion in Fiscal 2024 and increased 2.3%, or $27.0 million, compared to Fiscal 2023. The increase was primarily due to continued growth from the Shoe Station banner’s 5.7% Net Sales increase and the acquisition of Rogan's in February 2024, which added Net Sales of $80.3 million. Increases were partially offset by the extra week in the prior year, which reduced Net Sales approximately $15 million, and a 3.9% decrease in comparable stores Net Sales, primarily due to a mid-single digit decline from our Shoe Carnival bannered stores. The comparable stores Net Sales decline resulted primarily from an approximate 5% decrease in traffic in our physical stores resulting in an approximate 6% decrease in units sold. E-commerce sales were approximately 10% of merchandise sales in both Fiscal 2024 and Fiscal 2023.

Gross Profit

Gross Profit was $428.8 million in Fiscal 2024, an increase of $7.4 million compared to Fiscal 2023, primarily due to the $27.0 million increase in Net Sales. Gross profit margin in Fiscal 2024 was 35.6% compared to 35.8% in Fiscal 2023. This slight decrease was driven by stable merchandise margins that were up 10 basis points in Fiscal 2024 compared to Fiscal 2023 but were more than offset by BDO as a percentage of Net Sales that deleveraged 30 basis points on increased occupancy costs from operating more stores.

Selling, General and Administrative Expenses

SG&A increased $9.8 million in Fiscal 2024 to $337.6 million compared to $327.9 million in Fiscal 2023. The increase was primarily due to incremental costs associated with Rogan's in Fiscal 2024, partially offset by lower selling costs at Shoe Carnival and Shoe Station stores, which reflected optimized advertising spend driven by our digital-first marketing strategy. While Rogan’s costs were an additional expense in Fiscal 2024 compared to Fiscal 2023, those cost increases were mitigated by synergies captured during Fiscal 2024 from our accelerated integration of Rogan’s. As a percentage of Net Sales, SG&A were 28.0% in Fiscal 2024, compared to 27.8% in Fiscal 2023.

Interest and Other Income and Interest Expense

Changes in our Interest and Other Income and our Interest Expense increased our Income Before Income Taxes by $3.7 million in Fiscal 2024 compared to Fiscal 2023. This increase was primarily due to pandemic-related tax credits of $3.0 million associated with our acquisition of Rogan's in February 2024 and also higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for Fiscal 2024 was 24.3% compared to 23.7% for Fiscal 2023. The higher effective tax rate was due to the decrease in tax benefits from share-settled equity awards in Fiscal 2024 and a state deferred tax benefit included in Fiscal 2023 that did not recur in Fiscal 2024, partially offset by impacts associated with our acquisition of Rogan’s.

Liquidity and Capital Resources

Our primary sources of liquidity are $123.1 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of Fiscal 2024, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of other capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $102.6 million in Fiscal 2024 compared to $122.8 million during Fiscal 2023. The decrease in operating cash flow was primarily driven by the timing of increased inventory purchases to support our rebanner strategy, new Shoe Station stores and, to a lesser extent, as a hedge against potential supply chain disruption from tariffs and port worker strikes, and the timing of prepaid contracts payments in Fiscal 2024 compared to Fiscal 2023.

Working capital increased on a year-over-year basis and totaled $405.7 million at February 1, 2025 compared to $353.5 million at February 3, 2024. The increase was primarily attributable to higher Merchandise Inventories and Accounts Receivable, primarily due to the acquisition of Rogan's, higher cash balances and lower Accounts Payable, partially offset by an increase in Accrued and Other Liabilities. Our current ratio was 4.1 as of February 1, 2025, compared to 3.8 as of February 3, 2024.

Cash Flow - Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During Fiscal 2024 and Fiscal 2023, we expended $33.2 million and $56.3 million, respectively, for the purchases of property and equipment, primarily related to store remodels and rebanners and opening four new Shoe Station stores.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of cash consideration of $44.8 million, net of cash acquired in Fiscal 2024. Additional information regarding the Rogan’s acquisition, including information on the additional contingent consideration of up to $5.0 million, can be found in Note 3 — “Acquisition of Rogan Shoes” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $14.4 million at February 1, 2025, compared to $12.2 million at February 3, 2024. Additional information can be found in Note 4 — “Fair Value Measurements” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

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

During Fiscal 2024, net cash used in financing activities was $15.3 million compared to $20.5 million during Fiscal 2023. The decrease in net cash used in financing activities was primarily due to the repurchase of $5.4 million of shares in Fiscal 2023 under our Board of Directors’ authorized share repurchase program compared to none in Fiscal 2024 and the decrease in shares surrendered by employees to pay taxes on stock-based compensation awards, partially offset by increased dividend payments. During Fiscal 2024 and Fiscal 2023, we did not borrow or repay funds under our Credit Agreement. Letters of credit outstanding were $1.0 million at February 1, 2025, and our borrowing capacity was $99.0 million.

Our Credit Agreement requires us to maintain compliance with various financial covenants. See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its covenants. We were in compliance with these covenants as of February 1, 2025.

Store Rebanners, Openings and Closings – Fiscal 2025

As previously discussed, we plan to rebanner between 50 to 75 Shoe Carnival stores into Shoe Station stores in Fiscal 2025 as the first part of the first investment phase. We plan to complete an additional 100 or more rebanners in Fiscal 2026 and early Fiscal 2027 as the second part of the first investment phase. Once this investment phase is complete, we expect to operate 218 Shoe Station stores, representing 51% of our present store fleet. Additional rebanners may follow.

Increasing market penetration by adding new stores is also a key component of our growth strategy. We expect limited store closures over the next several years. Future store growth may continue to be impacted by macroeconomic uncertainty, our ability to identify desirable locations and/or acquisition partners and increased focus on our store rebanner strategy.

Capital Expenditures – Fiscal 2025

Capital expenditures for Fiscal 2025 are expected to be between $45 million and $60 million, with approximately $35 million to $45 million to be used for new and rebannered stores and remodels and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

During Fiscal 2024, four quarterly cash dividends of $0.135 per share were approved and paid. In Fiscal 2023, we paid quarterly cash dividends of $0.10 per share in our first and second fiscal quarters and $0.12 per share in the third and fourth fiscal quarters. During Fiscal 2024 and Fiscal 2023, we returned $14.7 million and $12.2 million, respectively, in cash to our shareholders through our quarterly dividends.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, subject to the restrictions in our Credit Agreement. See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

Share Repurchase Program

On December 11, 2024, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2025 (the “2025 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2025 and in accordance with applicable laws, rules and regulations. The 2025 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, subject to the restrictions in our Credit Agreement. See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

The 2025 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2023, became effective January 1, 2024 and expired in accordance with its terms on December 31, 2024. No shares were repurchased during Fiscal 2024 and shares totaling 230,696 were repurchased during Fiscal 2023 at a cost of $5.4 million.

Leases

Rent-related payments made in Fiscal 2024 totaled $97.2 million. As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and will increase in future years due to expected organic and acquired store growth. These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other occupancy related charges. See Note 11 – “Leases” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.

(Unaudited, in thousands, except per share amounts)

Fiscal 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$300,365	$332,696	$306,885	$262,939
Gross profit	106,800	119,943	110,382	91,669
Operating income	22,507	30,079	24,529	14,037
Net income	17,286	22,573	19,242	14,665
Net income per share – Diluted [1]	$0.63	$0.82	$0.70	$0.53

Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Net sales	$281,184	$294,615	$319,914	$280,169
Gross profit	98,517	105,465	117,701	99,707
Operating income	20,939	24,662	27,935	19,969
Net income	16,526	19,441	21,861	15,520
Net income per share – Diluted [1]	$0.60	$0.71	$0.80	$0.57

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

Store Openings, Closings and Impairment Charges – Impact on Fiscal 2024 and Fiscal 2023

In Fiscal 2024, we opened four new stores. The initial average inventory investment for the new stores in Fiscal 2024 was $1.2 million, capital expenditures were $1.3 million and lease incentives received from our landlords were $425,000. In Fiscal 2023, we opened five new stores. The initial average inventory investment for the new stores was $1.0 million, capital expenditures were $1.7 million and lease incentives received from our landlord were $480,000.

Pre-opening expenses for the four stores opened in Fiscal 2024 included in Cost of Sales and SG&A were approximately $786,000, or an average of $197,000 per store. Items classified as pre-opening expenses include rent, freight, advertising, salaries and supplies. During Fiscal 2023, we expended $1.2 million, or an average of $237,000 per store, in pre-opening expenses for the five new stores.

Total store closing costs were $128,000 associated with the closing of two stores in Fiscal 2024 and $83,000 associated with the closing of two stores in Fiscal 2023. There were no non-cash impairment charges recognized in Fiscal 2024 and Fiscal 2023. In addition to non-cash impairment charges, store closing costs can include fixed asset write-offs, employee severance, lease termination fees, store tear-down and clean-up expenses and acceleration of expenses and deferred lease incentives.

In total, store opening and closing costs impacting SG&A were $616,000 in Fiscal 2024 and $891,000 in Fiscal 2023. Store opening and closing costs included in Cost of Sales were expenses of $298,000 in Fiscal 2024 and $376,000 in Fiscal 2023.

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

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise Inventories as of February 1, 2025 totaled $385.6 million, representing approximately 34% of total assets. Merchandise Inventories as of February 3, 2024 totaled $346.4 million, representing approximately 33% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

Valuation of Goodwill and Intangible Assets – Our indefinite-lived assets include Goodwill and non-amortizing Intangible Assets (trade names) resulting from the acquisitions of Shoe Station in Fiscal 2021 and Rogan's in Fiscal 2024. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill and indefinite-lived Intangible Assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual impairment testing as of the first day of the fourth fiscal quarter.

Goodwill is reviewed for impairment at our single reporting unit level. We have the option to either first perform a qualitative assessment to determine whether it is “more likely than not” that the reporting unit's fair value is less than its carrying value, or to proceed directly to the quantitative assessment, which requires a comparison of the reporting unit's fair value to its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, expense factors, overall financial performance, entity specific and reporting unit events, capital markets and pricing and breakeven multiples. If we determine that the fair value of our reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. In performing an impairment test for our Goodwill in Fiscal 2024, we completed the qualitative assessment on November 3, 2024. We determined that it was not “more likely than not” that the fair value of our reporting unit was less than the carrying value; therefore, no quantitative assessment was performed and no impairment was recorded.

With respect to the trade names, we tested their carrying amounts for impairment in Fiscal 2024 at the Shoe Station store set and Rogan’s store set levels using respective revenue growth and discount rate assumptions and assumed royalty rates. Significant changes in our estimates and assumptions could affect our fair value calculations. We performed these assessments on November 3, 2024 and our estimate of fair values exceeded the carrying amounts; therefore, no impairments were recorded.

Leases – We lease our retail stores, our Evansville distribution center and office space for our Southern office. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases. Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases (“ASC 842”), on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. The weighted average discount rate utilized in Fiscal 2024 and Fiscal 2023 was 4.7% and 4.2%, respectively.

For new leases, renewals or amendments and when we make material investments in leased properties pursuant to our emerging rebanner strategy or store modernization plan, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial and modified right-of-use assets. The amount of amortized rent expense would vary if different estimates and assumptions were used.

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

Historical Financial and Operating Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years. A more detailed description of the fluctuations among Fiscal 2020 – Fiscal 2023 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1) (7)	2024	2023	2022	2021	2020
Income Statement Data:
Net sales	$1,202,885	$1,175,882	$1,262,235	$1,330,394	$976,765
Gross profit	$428,794	$421,390	$468,164	$526,787	$279,982
Operating income	$91,152	$93,505	$146,444	$207,654	$21,865
Net income	$73,766	$73,348	$110,068	$154,881	$15,991
Diluted net income per share	$2.68	$2.68	$3.96	$5.42	$0.56

Dividends declared per share	$0.540	$0.440	$0.360	$0.280	$0.178

Balance Sheet Data:
Cash and cash equivalents	$108,680	$99,000	$51,372	$117,443	$106,532
Total assets	$1,124,133	$1,042,025	$989,781	$812,264	$642,747
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$648,996	$583,389	$525,568	$452,533	$310,176

Operating Data:
Stores open at end of year	430	400	397	393	383
Comparable stores net sales (2)(3)	-3.9%	-8.8%	-11.1%	35.3%	-5.3%
Square footage of store space at year end (000’s)	4,968	4,569	4,505	4,419	4,146
Average sales per store (000’s) (2)(4)(6)	$2,766	$2,897	$3,159	$3,473	$2,503
Average sales per square foot (2)(5)(6)	$246	$255	$281	$321	$237

(1) Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2024, 2023, 2022, 2021 and 2020 relate respectively to the fiscal years ended February 1, 2025, February 3, 2024, January 28, 2023, January 29, 2022 and January 30, 2021. Fiscal 2023 consisted of 53 weeks and fiscal years 2024, 2022, 2021 and 2020 all consisted of 52 weeks.

(2) Selected Operating Data for Fiscal 2023 has been adjusted to a comparable 52-week period ended January 27, 2024. The 53rd week in Fiscal 2023 caused a one-week shift in our fiscal calendar. To minimize the effect of this fiscal calendar shift on comparable stores Net Sales, our reported annual comparable stores Net Sales results for Fiscal 2023 compare the 52-week period ended January 27, 2024 to the 52-week period ended January 28, 2023, and our comparable stores Net Sales results for fiscal 2024 compare the 52-week period ended February 1, 2025 to the 52-week period ended February 3, 2024.

(3) Comparable stores Net Sales for the periods indicated include stores that have been open for 13 full months after such stores’ acquisition or grand opening prior to the beginning of the period, including those stores that have been rebannered, relocated or remodeled. Therefore, stores opened, acquired or closed during the periods indicated are not included in comparable stores Net Sales. We include e-commerce sales in our comparable stores Net Sales. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(4) Average sales per store includes e-commerce sales that are in close proximity to a physical store.

(5) Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(6) In fiscal years 2021 and 2020, average sales per store and average sales per square foot include only Shoe Carnival banner stores.

(7) On June 21, 2021, our Board of Directors authorized a two-for-one stock split of the shares of our common stock. All share and per share amounts have been adjusted retroactively for all periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit agreement during Fiscal 2024.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Merchandise Inventories — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Merchandise inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Factors considered in determining if inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from vendors and current and expected future sales trends. The Company also reviews aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. The Company reduces the value of inventory to its estimated net realizable value where cost exceeds the estimated future selling price.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant judgments made by management to determine net realizable value of inventory included the following procedures, among others:

•
We tested the operating effectiveness of the Company’s internal control over the valuation of inventory, including the review and determination of the anticipated net realizable value of merchandise inventories compared to the cost value of inventory on-hand.
•
We tested the recorded inventory reserve by developing an expectation based on the prior year inventory reserve balance relative to the merchandise inventory balance at the prior year balance sheet date and compared it to the actual reserve recorded in the current year.
•
We evaluated the reasonableness of management’s determination of the net realizable value of inventory by:
•
Testing the accuracy of source data used in the calculation, including inventory on hand, historical losses by product category, sales prices and consideration received from vendors.
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

March 21, 2025

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 1, 2025	February 3, 2024
Assets
Current Assets:
Cash and cash equivalents	$108,680	$99,000
Marketable securities	14,432	12,247
Accounts receivable	9,018	2,593
Merchandise inventories	385,605	346,442
Other	18,409	21,056
Total Current Assets	536,144	481,338
Property and equipment – net	172,806	168,613
Operating lease right-of-use assets	343,547	333,851
Intangible assets	40,968	32,600
Goodwill	18,018	12,023
Other noncurrent assets	12,650	13,600
Total Assets	$1,124,133	$1,042,025

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$52,030	$58,274
Accrued and other liabilities	25,382	16,620
Current portion of operating lease liabilities	53,013	52,981
Total Current Liabilities	130,425	127,875
Long-term portion of operating lease liabilities	314,974	301,355
Deferred income taxes	18,879	17,341
Deferred compensation	10,011	11,639
Other	848	426
Total Liabilities	475,137	458,636

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period	410	410
Additional paid-in capital	90,371	83,738
Retained earnings	773,353	714,647
Treasury stock, at cost, 13,874,787 and 13,919,326 shares, respectively	(215,138)	(215,406)
Total Shareholders’ Equity	648,996	583,389
Total Liabilities and Shareholders’ Equity	$1,124,133	$1,042,025

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$1,202,885	$1,175,882	$1,262,235
Cost of sales (including buying, distribution and occupancy costs)	774,091	754,492	794,071
Gross profit	428,794	421,390	468,164
Selling, general and administrative expenses	337,642	327,885	321,720
Operating income	91,152	93,505	146,444
Interest and other income	(6,648)	(2,917)	(972)
Interest expense	314	282	294
Income before income taxes	97,486	96,140	147,122
Income tax expense	23,720	22,792	37,054
Net income	$73,766	$73,348	$110,068
Net income per share:
Basic	$2.72	$2.69	$4.00
Diluted	$2.68	$2.68	$3.96
Weighted average shares:
Basic	27,157	27,231	27,543
Diluted	27,524	27,407	27,812

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 29, 2022	41,049	(12,883)	$410	$80,681	$553,487	$(182,045)	$452,533
Dividends ($0.36 per share)					(10,105)		(10,105)
Employee stock purchase plan purchases		9		47		140	187
Stock-based compensation awards		198		(2,880)		2,880	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(74)				(2,175)	(2,175)
Purchase of common stock for Treasury		(1,134)				(30,515)	(30,515)
Stock-based compensation expense				5,575			5,575
Net income					110,068		110,068
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends ($0.44 per share)					(12,151)		(12,151)
Employee stock purchase plan purchases		9		53		130	183
Stock-based compensation awards		306		(4,667)		4,667	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(119)				(3,037)	(3,037)
Purchase of common stock for Treasury		(231)				(5,451)	(5,451)
Stock-based compensation expense				4,929			4,929
Net income					73,348		73,348
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends ($0.54 per share)					(15,060)		(15,060)
Employee stock purchase plan purchases		6		72		97	169
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(21)				(744)	(744)
Stock-based compensation expense				7,476			7,476
Net income					73,766		73,766
Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	February 1, 2025	February 3, 2024	January 28, 2023
Cash Flows From Operating Activities
Net income	$73,766	$73,348	$110,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,065	28,794	23,196
Stock-based compensation	7,697	4,887	5,434
(Gain) Loss on retirement and impairment of assets, net	(158)	130	(501)
Deferred income taxes	564	5,497	14,543
Non-cash operating lease expense	56,493	54,998	47,766
Other	(1,144)	728	962
Changes in operating assets and liabilities:
Accounts receivable	(4,060)	459	11,410
Merchandise inventories	2,183	43,948	(106,192)
Operating lease liabilities	(55,490)	(59,129)	(48,992)
Accounts payable and accrued liabilities	(10,529)	(22,214)	925
Other	2,251	(8,690)	(8,181)
Net cash provided by operating activities	102,638	122,756	50,438
Cash Flows From Investing Activities
Purchases of property and equipment	(33,161)	(56,281)	(77,293)
Investments in marketable securities	(1,161)	(403)	(976)
Sales of marketable securities and other	1,412	2,045	3,850
Acquisition, net of cash acquired	(44,762)	0	385
Net cash used in investing activities	(77,672)	(54,639)	(74,034)
Cash Flows From Financing Activities
Proceeds from issuance of stock	169	183	187
Dividends paid	(14,711)	(12,190)	(9,972)
Purchase of common stock for treasury	0	(5,445)	(30,515)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(744)	(3,037)	(2,175)
Net cash used in financing activities	(15,286)	(20,489)	(42,475)
Net increase (decrease) in cash and cash equivalents	9,680	47,628	(66,071)
Cash and cash equivalents at beginning of year	99,000	51,372	117,443
Cash and cash equivalents at end of year	$108,680	$99,000	$51,372
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$283	$279	$303
Cash paid during year for income taxes, net of refunds	$21,194	$19,232	$23,933
Capital expenditures incurred but not yet paid	$1,356	$1,472	$3,157
Dividends declared but not yet paid	$628	$278	$316
Contingent consideration related to business acquisition	$3,600	$0	$0

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries Rogan Shoes, Incorporated (“Rogan’s”), SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. We are one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 36 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channel.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2024, 2023 and 2022 relate to the fiscal years ended February 1, 2025 (“Fiscal 2024”), February 3, 2024 (“Fiscal 2023”) and January 28, 2023 (“Fiscal 2022”), respectively. Fiscal 2023 consisted of 53 weeks while Fiscal 2024 and Fiscal 2022 consisted of 52 weeks.

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

Cash and Cash Equivalents

We had Cash and Cash Equivalents of $108.7 million at February 1, 2025 and $99.0 million at February 3, 2024. Credit and debit card receivables and receivables due from a third party totaling $6.9 million and $7.2 million were included in cash equivalents at February 1, 2025 and February 3, 2024, respectively. Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of February 1, 2025 and February 3, 2024, all invested cash was held in money market mutual funds. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

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

Merchandise Inventories and Cost of Sales

Merchandise Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. For determining net realizable value, we estimate the future demand and related sale price of merchandise contained in inventory as of the balance sheet date. The stated value of Merchandise Inventories contained on our Consolidated Balance Sheets also includes freight, certain capitalized overhead costs and reserves. Factors considered in determining if our inventory is properly stated at the lower of cost or net realizable value include, among others, recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of various styles held in inventory, seasonality of merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Material changes in the factors previously noted could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

Cost of Sales includes the cost of merchandise sold, buying, distribution, and occupancy costs, inbound freight expense, provision for inventory obsolescence, inventory shrink and credits and allowances from merchandise vendors. Cost of Sales related to our e-commerce orders includes shipping expense to deliver merchandise to our customers.

Leases

We account for our leases in accordance with Accounting Standards Codification Topic No. 842 - Leases (“ASC 842”). We evaluate whether a contract is an operating or finance lease at its inception or at its acquisition. Substantially all of our leases are operating leases as of February 1, 2025, however, as a result of the acquisition of Rogan's, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

On the lease commencement date, we recognize a right-of-use (“ROU”) asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. As the rate implicit in our leases is not readily determinable, we utilize an incremental borrowing rate for the initial measurement and any subsequent remeasurements of ROU assets and liabilities, which is determined through the development of a synthetic credit rating.

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

The measurement of ROU assets and liabilities excludes amounts related to variable payments related to lease components (such as contingent rent payments based on performance), variable payments related to non-lease components (such as CAM, real estate taxes and insurance) and leases with an initial term of 12 months or less.

For new leases, renewals or amendments, or when we make material investments in leased properties pursuant to our emerging rebanner strategy or modernization plan, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact:

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

See Note 11 – “Leases” for additional discussion of our lease policies as well as additional disclosures related to our leases.

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

Cloud Computing Arrangements that are Service Contracts

We account for the costs to implement hosted cloud computing arrangements that are considered to be service contracts in current and noncurrent other assets. We capitalize these costs based on the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We amortize the costs over the anticipated service contract period for the hosted arrangement, which is recorded in Selling, General and Administrative Expenses (“SG&A”).

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

Goodwill and Intangible Asset Impairment Testing

Goodwill recorded on our Consolidated Balance Sheets resulted from our acquisitions of Shoe Station, Inc. (“Shoe Station”) and Rogan's and is based on a fair value allocation of the purchase price at the time of the respective acquisitions. Goodwill is charged to expense only when it is impaired. This test is performed at least annually and is performed at the beginning of our fiscal fourth quarter. No goodwill impairments were recognized in Fiscal 2024, Fiscal 2023 or Fiscal 2022.

We also annually test non-amortizing Intangible Assets for impairment. Trade names acquired as part of the Shoe Station and Rogan's acquisitions are our primary non-amortizing Intangible Assets. No impairments of non-amortizing Intangible Assets were recognized in Fiscal 2024, Fiscal 2023 or Fiscal 2022.

Insurance Reserves

We self-insure a significant portion of our workers’ compensation, general liability and employee health care costs and also maintain insurance in each area of risk to protect us from individual and aggregate losses over specified dollar values. Self-insurance reserves include estimates of claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. These estimates take into consideration a number of factors, including historical claims experience, severity factors, statistical trends and, in certain instances, valuation assistance provided by independent third parties. We record self-insurance expense as a component of Accrued and Other Liabilities in our Consolidated Balance Sheets and in SG&A in our Consolidated Statements of Income. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Advertising Costs

Digital media, print, television, radio, outdoor media and internal production costs are expensed when incurred. External production costs are expensed in the period the advertisement first takes place. Advertising expenses included in SG&A were $50.5 million, $56.3 million and $55.9 million in fiscal years 2024, 2023 and 2022, respectively.

Store Opening and Start-up Costs

Non-capital expenditures, such as payroll, supplies and rent incurred prior to the opening of a new store, are charged to expense in the period they are incurred. Advertising related to new stores is expensed pursuant to the aforementioned advertising policy.

Stock-Based Compensation

We recognize compensation expense for stock-based awards using a fair value based method. Stock-based awards may include stock units, restricted stock, stock appreciation rights and other stock-based awards under our stock-based compensation plans. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our employee stock purchase plan. This discount represents the difference between the market price and the employee purchase price. Stock-based compensation expense is included in SG&A.

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

Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Consolidated Statements of Income:

	Fiscal Year Ended
	February 1, 2025			February 3, 2024			January 28, 2023
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$73,766			$73,348			$110,068
Conversion of share-based compensation arrangements	0			0			0
Net income available for basic common shares and basic net income per share	$73,766	27,157	$2.72	$73,348	27,231	$2.69	$110,068	27,543	$4.00
Diluted Net Income per Share:
Net income	$73,766			$73,348			$110,068
Conversion of share-based compensation arrangements	0	367		0	176		0	269
Net income available for diluted common shares and diluted net income per share	$73,766	27,524	$2.68	$73,348	27,407	$2.68	$110,068	27,812	$3.96

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards were excluded from the computation of Diluted Net Income per Share for Fiscal 2024 or Fiscal 2023, and approximately 7,000 unvested stock-based awards were excluded for Fiscal 2022 because the impact would be anti-dilutive.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU became effective for fiscal years beginning after December 15, 2023. We adopted ASU 2023-07 for Fiscal 2024 retrospectively to all periods presented in the financial statements. See Note 6 – ''Segment Reporting'' for additional information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are evaluating the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

Note 3 – Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin, for a purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. This included $378,000 of purchase accounting adjustments which were paid in November 2024. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year growth targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our Rogan’s operations were $80.3 million in Fiscal 2024. Acquisition-related costs of $570,000 and $806,000 were expensed as incurred and were included in SG&A in Fiscal 2024 and Fiscal 2023, respectively. Supplemental pro forma results of operations reflecting the acquisition are not presented as the impact on our consolidated financial results was not material.

The following table summarizes the purchase price and the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. We measured these fair values using Level 3 inputs. The excess purchase price over the fair value of net assets acquired was allocated to Goodwill.

(In thousands)
Purchase Price:
Cash consideration, net of cash acquired	$44,762
Fair value of contingent consideration	3,600
Total purchase price	$48,362

Fair value of identifiable assets and liabilities:
Accounts receivable	$2,365
Merchandise inventories	42,340
Other assets	2,000
Operating lease right-of-use assets	16,891
Identifiable intangible assets:
Trade name	7,500
Customer relationships	900
Goodwill	5,994
Total assets	$77,990
Accounts payable	6,308
Operating lease liabilities	19,843
Deferred income taxes	974
Accrued and other liabilities	2,503
Total liabilities	$29,628

Total fair value allocation of purchase price	$48,362

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

Our fair value estimate of the contingent consideration for the Rogan’s acquisition was determined using a Monte Carlo simulation and other methods that account for the probabilities of various outcomes and was recorded in Other long-term liabilities. Significant assumptions used for the valuation include the discount rate, projected cash flows and calculated volatility. It will be remeasured on a recurring basis at fair value. As of February 1, 2025, the fair value of the contingent consideration liability was $395,000, with the resulting $3.2 million adjustment recorded as a reduction in SG&A in Fiscal 2024.

Identifiable intangible assets include Rogan’s trade name and customer relationships. We assigned an indefinite life to Rogan’s trade name; therefore, Goodwill and Rogan’s trade name will be charged to expense only if impaired. Customer relationships are subject to amortization and will be amortized over a period of 20 years. Goodwill and the acquisition-related Intangible Assets are not deductible for tax purposes.

Note 4 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at February 1, 2025 and February 3, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of February 1, 2025:
Cash equivalents – money market mutual funds	$95,963	$0	$0	$95,963
Marketable securities - mutual funds that fund deferred compensation	14,432	0	0	14,432
Total	$110,395	$0	$0	$110,395

As of February 3, 2024:
Cash equivalents – money market mutual funds	$91,733	$0	$0	$91,733
Marketable securities - mutual funds that fund deferred compensation	12,247	0	0	12,247
Total	$103,980	$0	$0	$103,980

See Note 13 – “Employee Benefit Plans” for additional discussion and additional disclosures related to our Marketable Securities that fund deferred compensation. The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities approximate their carrying values because of their short-term nature.

The fair value of the Shoe Station and Rogan’s brands were estimated using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of each brand included their respective projected revenue growth, long-term growth rate, the royalty rate and discount rate.

Note 5 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for fiscal years 2024, 2023 and 2022 were as follows:

(In thousands)	February 1, 2025		February 3, 2024		January 28, 2023
Non-Athletics:
Women's	$295,776	25%	$310,280	26%	$348,632	28%
Men's	214,273	18	191,476	16	208,756	17
Children's	83,358	7	87,986	7	92,664	7
Total	593,407	50	589,742	49	650,052	52
Athletics:
Women's	186,682	15	170,938	15	181,348	14
Men's	203,991	17	195,315	17	204,766	16
Children's	147,203	12	150,422	13	150,622	12
Total	537,876	44	516,675	45	536,736	42
Accessories	65,356	5	63,446	5	68,757	5
Other	6,246	1	6,019	1	6,690	1
Total	$1,202,885	100%	$1,175,882	100%	$1,262,235	100%

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

For our physical stores, we satisfy our performance obligation and control is transferred at the point of sale when the customer takes possession of the products. This also includes the “buy online, pick up in store” scenario described above and includes sales made via our Shoes 2U program when customers choose to pick up their goods at a physical store. For sales made through our e-commerce sales channel in which the customer chooses home delivery, we transfer control and recognize revenue when the product is shipped. This also includes sales made via our Shoes 2U program when the customer chooses home delivery.

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at February 1, 2025 or February 3, 2024.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. At February 1, 2025, approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively. At February 3, 2024, approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At February 1, 2025 and February 3, 2024, $2.3 million and $2.4 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was $845,000 in Fiscal 2024, primarily related to Rogan’s as well as increasing breakage rates. Breakage revenue associated with our gift cards recognized in Net Sales was not material in Fiscal 2023 or Fiscal 2022.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in Net Sales were $3.5 million, $6.1 million and $5.5 million during fiscal years 2024, 2023 and 2022, respectively. At February 1, 2025 and February 3, 2024, approximately $564,000 and $481,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Segment Reporting

Shoe Carnival, Inc. has a single operating and reportable segment that sells footwear and related merchandise for the family across our retail banners and sales channels. With respect to our omnichannel strategy, our e-commerce sales channel is integrated with our Shoe Carnival, Shoe Station and Rogan’s physical store locations across 36 states and Puerto Rico and is fundamentally inseparable in how we serve our target customers.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. The CODM assesses performance and decides how to allocate resources based on Net Income that also is reported on the income statement as our consolidated Net Income. The CODM uses Net Income to evaluate performance in deciding whether to reinvest profits, facilitate acquisitions or return funds to shareholders through dividends or share repurchases. Net Income is used to monitor budget versus actual results and in competitive analysis by benchmarking to our peers and competitors. The benchmarking analysis and the monitoring of budgeted versus actual results are used in assessing our performance and in establishing management’s compensation.

We have concluded that, on the basis of the principles in ASC 280, the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for fiscal years 2024, 2023 and 2022 are as follows:

(In thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$1,202,885	$1,175,882	$1,262,235
Less:
Merchandise & delivery costs (1)	683,816	669,629	715,516
Store occupancy costs	90,275	84,863	78,555
Store expenses (2)	163,398	157,581	158,583
E-commerce expenses (3)	19,104	19,430	17,886
Advertising	50,533	56,272	55,902
Store depreciation and other selling expenses (4)	39,947	35,034	30,994
General and administrative expenses (5)	64,660	59,568	58,355
Other segment items (6)	(3,043)	0	0
Interest income	(3,605)	(2,917)	(972)
Interest expense	314	282	294
Income tax expense	23,720	22,792	37,054
Net income	$73,766	$73,348	$110,068

(1)
Merchandise & delivery costs include the cost of merchandise and other buying and distribution costs.
(2)
Store expenses include selling expenses generally controlled operationally at the store level, such as store level payroll.
(3)
E-commerce expenses include primarily website maintenance costs and other selling expenses.
(4)
See Note 7 – Property and Equipment for more information. Other selling expenses include store-related health care, other insurance, licensing/tax costs and Property and Equipment write-offs.
(5)
General and administrative expenses include departmental and corporate expenses, including incentive and share-based compensation and merger and integration expenses.
(6)
Other segment items represent non-operating income resulting from pandemic-related tax credits associated with our acquisition of Rogan's in February 2024.

Note 7 – Property and Equipment

The following is a summary of Property and Equipment:

(In thousands)	February 1, 2025	February 3, 2024
Land	$1,564	$1,564
Buildings	7,735	7,690
Furniture, fixtures and equipment	243,435	227,749
Leasehold improvements	201,674	188,946
Total	454,408	425,949
Less accumulated depreciation and amortization	(281,602)	(257,336)
Property and equipment – net	$172,806	$168,613

Total depreciation expense associated with Property and Equipment was $28.3 million in Fiscal 2024, $25.8 million in Fiscal 2023 and $20.9 million in Fiscal 2022. As of February 1, 2025 and February 3, 2024, there was $11.4 million and $15.5 million, respectively, of construction work in process included in Property and Equipment, primarily related to store rebanners/remodels and new store construction activity.

No impairment charges on long-lived assets held and used were recorded in Fiscal 2024, Fiscal 2023 or Fiscal 2022. Impairment charges would be included in SG&A in our Consolidated Statements of Income.

Note 8 – Cloud Computing Arrangements that are Service Contracts

We have engaged third-party providers to host software for us, including our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems. These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts. Net capitalized costs related to cloud computing arrangements as of February 1, 2025 and February 3, 2024 were $14.4 million and $15.9 million, respectively. Total amortization expense related to these arrangements was $2.7 million during Fiscal 2024, $3.0 million during Fiscal 2023 and $2.3 million during Fiscal 2022. As of February 1, 2025, $3.2 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $11.2 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets. As of February 3, 2024, $3.4 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $12.5 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets.

Note 9 – Other Consolidated Balance Sheets and Consolidated Statements of Income Information

Accrued and Other Liabilities consisted of the following:

(In thousands)	February 1, 2025	February 3, 2024
Employee compensation and benefits	$10,476	$6,033
Current portion of non-qualified deferred compensation	4,259	114
Sales and use tax	2,420	2,344
Gift cards	2,341	2,371
Self-insurance reserves	2,290	1,954
Other	3,596	3,804
Total accrued and other liabilities	$25,382	$16,620

Interest and Other Income consisted of the following:

(In thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Interest income	$(3,605)	$(2,917)	$(972)
Other non-operating income	(3,043)	0	0
Interest and other income	$(6,648)	$(2,917)	$(972)

Note 10 – Debt

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

No borrowings were outstanding under the Credit Agreement as of February 1, 2025 or February 3, 2024, and we did not borrow under the Credit Agreement during Fiscal 2024 or Fiscal 2023. As of February 1, 2025, there were $1.0 million in letters of credit outstanding and $99.0 million available to us for borrowing under the Credit Agreement.

Note 11 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and other warehousing and office space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of February 1, 2025. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease costs, including other related occupancy costs, reported in our Consolidated Statements of Income were as follows:

(In thousands)	2024	2023	2022
Operating lease cost	$70,596	$65,244	$60,777
Variable lease cost
Occupancy costs	23,046	21,243	19,001
Percentage rent and other variable lease costs	448	1,257	1,231
Finance lease cost
Amortization of leased assets	21	0	0
Interest on lease liabilities	10	0	0
Total	$94,121	$87,744	$81,009

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$55,490	$59,129	$48,991
ROU assets obtained in exchange for operating lease liabilities[1]	$53,113	$72,772	$146,996

	As of	As of	As of
	February 1, 2025	February 3, 2024	January 28, 2023
Weighted-average remaining lease term for operating leases (in years)	7.0	7.6	7.3
Weighted-average discount rate for operating leases	4.7%	4.2%	4.2%

1) Includes ROU assets added as part of the Rogan's acquisition described in Note 3 – “Acquisition of Rogan Shoes”

The following table reconciles the undiscounted cash flows for each of the next five years and the total of the remaining years to our operating lease liabilities as of February 1, 2025:

(In thousands)	Operating Leases
2025	$68,885
2026	71,858
2027	65,801
2028	61,265
2029	47,877
Thereafter to 2041	124,789
Total undiscounted lease payments	440,475
Less: Imputed interest	72,488
Total operating lease liabilities	367,987
Less: Current portion of operating lease liabilities	53,013
Long-term portion of operating lease liabilities	$314,974

Note 12 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2024	2023	2022
Current:
Federal	$18,513	$13,290	$15,542
State	3,828	2,623	4,919
Puerto Rico	815	1,382	2,050
Total current	23,156	17,295	22,511
Deferred:
Federal	453	4,862	11,712
State and Puerto Rico	(227)	21	1,878
Total deferred	226	4,883	13,590
Valuation allowance	338	614	953
Total provision	$23,720	$22,792	$37,054

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2024	2023	2022
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.1	2.7	3.5
Puerto Rico	0.4	0.6	0.6
Excess tax benefit on stock-based compensation	(0.1)	(0.9)	(0.4)
Other	(0.1)	0.3	0.5
Effective income tax rate	24.3%	23.7%	25.2%

Deferred income taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	February 1, 2025	February 3, 2024
Deferred tax assets:
Lease obligations	$89,495	$86,175
Accrued compensation	6,465	4,513
Inventory	438	639
Other	4,970	4,641
Total deferred tax assets	101,368	95,968
Valuation allowance	(3,588)	(3,250)
Total deferred tax assets – net of valuation allowance	97,780	92,718
Deferred tax liabilities:
Lease ROU assets	84,602	82,350
Property and equipment	23,997	22,769
Other	8,060	4,940
Total deferred tax liabilities	116,659	110,059
Net deferred tax liability	$(18,879)	$(17,341)

We have tax credit carryforwards associated with our Puerto Rico operations totaling $3.6 million at February 1, 2025 and $3.3 million at February 3, 2024. These credits expire at various times over the next nine years. We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of February 1, 2025 and February 3, 2024, there were no unrecognized tax liabilities or related accrued penalties or interest.

Note 13 – Employee Benefit Plans

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

Contributions charged to expense associated with these plans were $1.1 million, $1.0 million and $1.0 million in fiscal years 2024, 2023 and 2022, respectively.

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

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of February 1, 2025, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

The following tables present the balances and activity of the Company's deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	February 1, 2025	February 3, 2024
Deferred compensation plan current liabilities	$4,259	$114
Deferred compensation plan long-term liabilities	10,011	11,639
Total deferred compensation plan liabilities	$14,270	$11,753
Marketable securities - mutual funds that fund deferred compensation	$14,432	$12,247

(In thousands)	2024	2023	2022
Deferred compensation liabilities
Employer contributions, net	$305	$302	$346
Investment earnings (losses)	1,787	1,266	(681)
Marketable Securities
Mark-to-market (gains) losses (1)	(1,735)	(1,246)	806
Net deferred compensation expense	$357	$322	$471

(1) Included in the mark-to-market gains in Fiscal 2024 and Fiscal 2023, we recognized unrealized gains of $1.0 million and $1.4 million related to equity securities still held at February 1, 2025 and February 3, 2024, respectively. Included in the mark-to-market losses in Fiscal 2022, we recognized unrealized losses of $833,000 related to equity securities still held at January 28, 2023.

Note 14 – Stock-Based Compensation

On June 20, 2023, our shareholders approved an amendment and restatement of the Shoe Carnival, Inc. 2017 Equity Incentive Plan (as amended and restated, the “2017 Equity Plan”). Pursuant to the amendment and restatement, the number of shares of our common stock available for issuance under the 2017 Equity Plan was increased by an additional 1.8 million shares, the term of the 2017 Equity Plan was extended an additional ten years from the date of shareholder approval, and certain other design changes were made to the plan.

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Equity Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights (SARs). For fiscal years 2024, 2023 and 2022, stock-based compensation expense was comprised of the following:

(In thousands)	2024	2023	2022
Share-settled equity awards	$7,413	$4,897	$5,542
Stock appreciation rights	221	(42)	(141)
Employee stock purchase plan	63	32	33
Total stock-based compensation expense	$7,697	$4,887	$5,434
Income tax benefit at statutory rates	$1,142	$1,189	$1,368
Additional income tax benefit on vesting of share-settled awards	$109	$846	$562

As of February 1, 2025, there was approximately $9.5 million of unrecognized compensation expense remaining related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Under the 2017 Equity Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants. According to the terms of the 2017 Equity Plan, no further awards may be made from any previously approved equity plans. As of February 1, 2025, there were approximately 1.7 million shares of our common stock available for issuance under the 2017 Equity Plan, assuming that all unmeasured but outstanding performance stock units vest at the maximum level of performance.

Equity awards issued to employees are classified as either performance-based or service-based. Our outstanding performance-based equity awards were granted such that vesting depended on whether Diluted Net Income per Share met an established threshold, target, or maximum level of performance. Diluted Net Income per Share below the threshold level of performance results in complete forfeiture of the award. None of the performance stock units granted in Fiscal 2023 were earned. Any performance stock units granted in Fiscal 2024 that are earned based on our actual performance vest in full on March 31, 2027. The performance stock units granted in Fiscal 2022 that were earned based on our actual performance vest in full on March 31, 2025. Other vesting scenarios have been used in prior years and for awards used to incentivize specific employee performance.

Our service-based restricted stock units and restricted stock awards vest under different scenarios based on the year they were granted, as determined and approved by our Board of Directors. The restricted stock units granted in Fiscal 2024 vest one-half after two years and the remaining half after three years. Restricted stock units granted in Fiscal

2023 and Fiscal 2022 vest one-third after two years and two-thirds after three years. For our non-employee Board members and Vice Chairman, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant. Awards that contain both performance and service-based conditions require that the performance target be met during the required service period. Other vesting scenarios have been used for employees in prior years and for sign-on awards granted to newly hired employees.

Under the 2017 Equity Plan, recipients of restricted stock, restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on such awards, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock, restricted stock units and performance stock units.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	579,307	$27.04
Granted	338,773	32.06
Vested	(46,333)	30.17
Forfeited	(176,488)	25.33
Outstanding at February 1, 2025	695,259	$29.71

The total fair value at grant date of restricted stock units and performance stock units that vested during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $1.4 million, $4.8 million and $3.3 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during Fiscal 2023 and Fiscal 2022 was $24.99 and $30.32, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 3, 2024	0	$0.00
Granted	12,760	36.84
Vested	(12,760)	36.84
Outstanding at February 1, 2025	0	$0.00

The total fair value at grant date of restricted stock and other stock awards that vested during each of Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $0.5 million. The weighted-average grant date fair value of restricted stock and other stock awards granted during Fiscal 2023 and Fiscal 2022 was $21.90 and $24.12, respectively.

Cash-Settled Stock Appreciation Rights

Cash-settled SARs were granted to certain non-executive employees. Each SAR entitles holders, upon exercise of their vested shares, to receive cash in an amount equal to the closing price of our stock on the date of exercise less the exercise price, with a maximum amount of gain defined. The SARs granted during the first quarter of Fiscal 2021 vested and became fully exercisable on March 31, 2022 and any unexercised SARs expired on March 31, 2024. The SARs issued in Fiscal 2021 had a defined maximum gain of $5.00 over the exercise price of $30.94.

The following table summarizes SARs activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at February 3, 2024	68,200	$30.94
Granted	0	0.00
Forfeited	(1,000)	30.94
Exercised	(67,200)	30.94
Outstanding at February 1, 2025	0	$0.00	0.0

The fair value of these liability awards were remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards.

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 6,000, 9,000 and 9,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $169,000, $183,000 and $187,000 for fiscal years 2024, 2023 and 2022, respectively. At February 1, 2025, there were approximately 94,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Note 15 – Share Repurchase Program

On December 11, 2024, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2025 (the “2025 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2025 and in accordance with applicable laws, rules and regulations. The 2025 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

The 2025 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2023, became effective January 1, 2024 and expired in accordance with its terms on December 31, 2024. No shares were repurchased during Fiscal 2024. Shares totaling 230,696 were repurchased during Fiscal 2023 at a cost of $5.4 million and shares totaling 1,134,524 were repurchased during Fiscal 2022 at a cost of $30.5 million.

See Note 10 – “Debt” for a discussion of our Credit Agreement and its restrictions regarding share repurchases.

Note 16 – Litigation and Business Risk

Litigation Risk

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. While the outcome of any legal proceeding is uncertain, we do not currently expect that any such proceedings will have a material adverse effect on our consolidated balance sheets, statements of income, or cash flows.

Business Risk

Three branded suppliers, Nike, Inc. (“Nike”), Skechers U.S.A., Inc. (“Skechers”) and Crocs, Inc. (“Crocs”), collectively accounted for approximately 48% of our Net Sales in Fiscal 2024 and 45% of our Net Sales in Fiscal 2023. Nike accounted for approximately 24% of our Net Sales in Fiscal 2024, 20% in Fiscal 2023 and 14% in Fiscal 2022; Skechers accounted for approximately 13% of our Net Sales in Fiscal 2024, 14% in Fiscal 2023 and 13% in Fiscal 2022; and Crocs accounted for approximately 11% of our Net Sales in both Fiscal 2024 and Fiscal 2023. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 17 – Subsequent Events

Dividends

On March 12, 2025, the Board of Directors approved the payment of a cash dividend to our shareholders in the first quarter of Fiscal 2025. The quarterly cash dividend of $0.15 per share will be paid on April 21, 2025 to shareholders of record as of the close of business on April 7, 2025.

The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. See Note 10 – “Debt” for a discussion of our Credit Agreement and its restrictions regarding dividend payments and acquisitions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of February 1, 2025.

The Company’s internal control over financial reporting as of February 1, 2025 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 1, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended February 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 21, 2025

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees and by the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards applicable to us. A copy of this policy is filed as an exhibit to this Annual Report on Form 10-K.

The additional information required by this Item concerning our Directors, nominees for Director, Code of Ethics, insider trading policies and procedures, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to the sections titled “Proposal No. 1 - Election of Directors,” “Information Regarding the Board of Directors and Committees,” “Social and Environmental Responsibility” and “Principal Shareholders” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report and the Compensation Discussion and Analysis, is incorporated herein by reference to the sections titled “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Committees” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the sections titled “Executive Compensation - Equity Compensation Plan Information” and “Principal Shareholders” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and the independence of our Directors is incorporated herein by reference to the sections titled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Committees” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the sections titled “Proposal No. 3 - Ratification of Our Independent Registered Public Accounting Firm” and “Audit Committee Matters” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 1, 2025 and February 3, 2024

Consolidated Statements of Income for the years ended February 1, 2025, February 3, 2024, and January 28, 2023

Consolidated Statements of Shareholders’ Equity for the years ended February 1, 2025, February 3, 2024, and January 28, 2023

Consolidated Statements of Cash Flows for the years ended February 1, 2025, February 3, 2024, and January 28, 2023

Notes to Consolidated Financial Statements

2.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022

3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023

4-A	Amended and Restated Credit Agreement, dated as of March 23, 2022, by and among Registrant, the financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, sole lead arranger and sole bookrunner	8-K	4.1	03/24/2022

4-B	Amended and Restated Security Agreement, dated as of March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022

4-C	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	4-C	03/24/2023

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-B	03/26/2021

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-C	03/26/2021

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan, as amended November 1, 2024	10-Q	10.6	12/06/2024

10-H*	Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan, as amended November 1, 2024	10-Q	10.5	12/06/2024

10-I*	Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022

10-J*	Amended Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.1	09/06/2024

10-K*	Form of 2023 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2023

10-L*	Form of 2024 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/18/2024

10-M*	Amended Form of 2024 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.2	09/06/2024

10-N*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Non-Employee Directors)	10-Q	10.2	09/01/2023

10-O*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Employee Directors)	10-Q	10.3	09/01/2023

10-P*	Amended Form of Restricted Stock Unit Award Agreement under the Registrant's 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.7	12/06/2024

10-Q*	Amended Form of Restricted Stock Unit Award Agreement under the Registrant's Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.8	12/06/2024

INDEX TO EXHIBITS - Continued

10-R*	Letter Agreement, dated September 30, 2021, between Registrant and Clifton E. Sifford	8-K	10.2	10/05/2021

10-S*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between the Company and Mark J. Worden	8-K	10.1	11/04/2024

10-T*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between the Company and Mark A. Chilton	8-K	10.2	11/04/2024

10-U*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between the Company and Patrick C. Edwards	8-K	10.3	11/04/2024

10-V*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between the Company and Carl N. Scibetta	8-K	10.4	11/04/2024

10-W*	Form of Sign-On Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.3	06/02/2023

10-X*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

19	Shoe Carnival, Inc. Insider Trading Policy				X

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Shoe Carnival, Inc. Amended and Restated Incentive Compensation Recovery Policy	10-K	97	03/22/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 21, 2025	By:	/s/ Mark J. Worden
Mark J. Worden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 21, 2025
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman and Director	March 21, 2025
Clifton E. Sifford

/s/ Mark J. Worden	President, Chief Executive Officer and Director	March 21, 2025
Mark J. Worden	(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 21, 2025
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 21, 2025
Andrea R. Guthrie

/s/ Diane E. Randolph	Director	March 21, 2025
Diane E. Randolph

/s/ Charles B. Tomm	Director	March 21, 2025
Charles B. Tomm

/s/ Patrick C. Edwards	Senior Vice President, Chief Financial Officer,	March 21, 2025
Patrick C. Edwards	Treasurer and Secretary (Principal Financial and Accounting Officer)