Form 10-Q
period 2025-05-03
SHOE CARNIVAL INC
filed 2025-06-06
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2025
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number:	0-21360

Shoe Carnival, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1800 Innovation Point, 5th Floor Fort Mill, SC	29715
(Address of principal executive offices)	(Zip code)

(803) 650-4600
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 30, 2025 was 27,335,733.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Current Assets:
Cash and cash equivalents	$78,476	$108,680	$56,919
Marketable securities	14,477	14,432	12,555
Accounts receivable	8,745	9,018	5,868
Merchandise inventories	428,424	385,605	411,619
Other	18,509	18,409	17,992
Total Current Assets	548,631	536,144	504,953
Property and equipment – net	178,424	172,806	172,182
Operating lease right-of-use assets	341,815	343,547	345,881
Intangible assets	40,956	40,968	41,001
Goodwill	18,018	18,018	15,223
Other noncurrent assets	12,314	12,650	13,342
Total Assets	$1,140,158	$1,124,133	$1,092,582

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$66,592	$52,030	$71,234
Accrued and other liabilities	24,699	25,382	21,938
Current portion of operating lease liabilities	58,355	53,013	56,025
Total Current Liabilities	149,646	130,425	149,197
Long-term portion of operating lease liabilities	306,987	314,974	313,302
Deferred income taxes	19,624	18,879	15,999
Deferred compensation	9,539	10,011	12,157
Other	781	848	4,123
Total Liabilities	486,577	475,137	494,778

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	87,921	90,371	84,576
Retained earnings	778,517	773,353	728,175
Treasury stock, at cost, 13,713,457 shares, 13,874,787 shares and 13,890,868 shares, respectively	(213,267)	(215,138)	(215,357)
Total Shareholders’ Equity	653,581	648,996	597,804
Total Liabilities and Shareholders’ Equity	$1,140,158	$1,124,133	$1,092,582

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Net sales	$277,715	$300,365
Cost of sales (including buying, distribution and occupancy costs)	181,938	193,565
Gross profit	95,777	106,800
Selling, general and administrative expenses	83,812	84,293
Operating income	11,965	22,507
Interest income	(1,103)	(803)
Interest expense	78	136
Income before income taxes	12,990	23,174
Income tax expense	3,647	5,888
Net income	$9,343	$17,286
Net income per share:
Basic	$0.34	$0.64
Diluted	$0.34	$0.63
Weighted average shares:
Basic	27,233	27,142
Diluted	27,476	27,408

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends declared ($0.150 per share)					(4,179)		(4,179)
Employee stock purchase plan purchases		3		8		40	48
Stock-based compensation awards		258		(4,004)		4,004	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(99)				(2,173)	(2,173)
Stock-based compensation expense				1,546			1,546
Net income					9,343		9,343
Balance at May 3, 2025	41,049	(13,713)	$410	$87,921	$778,517	$(213,267)	$653,581

Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.135 per share)					(3,758)		(3,758)
Employee stock purchase plan purchases		1		19		20	39
Stock-based compensation awards		46		(717)		717	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				1,536			1,536
Net income					17,286		17,286
Balance at May 4, 2024	41,049	(13,891)	$410	$84,576	$728,175	$(215,357)	$597,804

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Cash Flows From Operating Activities
Net income	$9,343	$17,286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,335	7,385
Stock-based compensation	1,546	1,757
Loss on retirement and impairment of assets, net	596	117
Deferred income taxes	745	326
Non-cash operating lease expense	15,876	14,926
Other	317	277
Changes in operating assets and liabilities:
Accounts receivable	272	(904)
Merchandise inventories	(42,819)	(23,387)
Operating leases	(16,789)	(14,916)
Accounts payable and accrued liabilities	12,256	7,886
Other	685	6,306
Net cash (used in) provided by operating activities	(9,637)	17,059
Cash Flows From Investing Activities
Purchases of property and equipment	(13,346)	(10,192)
Investments in marketable securities	(678)	(17)
Acquisition, net of cash acquired	0	(44,577)
Net cash used in investing activities	(14,024)	(54,786)
Cash Flows From Financing Activities
Proceeds from issuance of stock	48	39
Dividends paid	(4,418)	(3,705)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,173)	(688)
Net cash used in financing activities	(6,543)	(4,354)
Net decrease in cash and cash equivalents	(30,204)	(42,081)
Cash and cash equivalents at beginning of period	108,680	99,000
Cash and cash equivalents at end of period	$78,476	$56,919
Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$1,856	$813
Dividends declared but not yet paid	$388	$332
Contingent consideration related to business acquisition	$0	$3,600

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of footwear for the family, selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channel. We offer customers a broad assortment of primarily branded dress and casual shoes, sandals, boots and athletic footwear and accessories for men, women and children with an emphasis on national name brands through our Shoe Carnival, Shoe Station and Rogan’s store fronts. We are an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996. References to “we,” “us,” “our” and the “Company” in this Quarterly Report on Form 10-Q refer to Shoe Carnival, Inc. and its subsidiaries.

Our consolidated financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries Rogan Shoes, Incorporated (“Rogan’s”), SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. All intercompany accounts and transactions have been eliminated. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Note 2 - Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin, for a purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. This included $378,000 of purchase accounting adjustments which were paid in fourth quarter 2024. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year growth targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our Rogan’s operations were $19.0 million in the thirteen weeks ended May 3, 2025 and $19.6 million from February 13, 2024 through May 4, 2024. For the thirteen weeks ended May 4, 2024, acquisition-related costs of $321,000 were expensed as incurred and were included in Selling, General and Administrative Expenses (“SG&A”), compared to no acquisition-related costs included in SG&A in first quarter 2025.

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

Identifiable intangible assets include Rogan’s trade name and customer relationships. We assigned an indefinite life to Rogan’s trade name; therefore, Goodwill and Rogan’s trade name will be charged to expense only if impaired. Impairment reviews will be conducted at least annually and involve a comparison of fair value to the carrying amount. If fair value is less than the carrying amount, an impairment loss would be recognized in SG&A. Customer relationships are subject to amortization and will be amortized over a period of 20 years. Goodwill and the acquisition-related Intangible Assets are not deductible for tax purposes.

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 3, 2025			May 4, 2024
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$9,343	27,233	$0.34	$17,286	27,142	$0.64
Diluted Net Income per Share:
Net income	$9,343			$17,286
Conversion of stock-based compensation arrangements	0	243		0	266
Net income available for diluted common shares and diluted net income per share	$9,343	27,476	$0.34	$17,286	27,408	$0.63

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. During the thirteen weeks ended May 3, 2025, approximately 10,000 unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen weeks ended May 4, 2024.

Note 4 - Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are continuing to evaluate the impact of this new guidance but believe the adoption will not have a material impact on our consolidated financial statements.

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

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at May 3, 2025, February 1, 2025 and May 4, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 3, 2025
Cash equivalents - money market mutual funds	$68,330	$0	$0	$68,330
Marketable securities - mutual funds that fund deferred compensation	14,477	0	0	14,477
Total	$82,807	$0	$0	$82,807
As of February 1, 2025
Cash equivalents - money market mutual funds	$95,963	$0	$0	$95,963
Marketable securities - mutual funds that fund deferred compensation	14,432			14,432
Total	$110,395	$0	$0	$110,395
As of May 4, 2024
Cash equivalents - money market mutual funds	$40,588	$0	$0	$40,588
Marketable securities - mutual funds that fund deferred compensation	12,555			12,555
Total	$53,143	$0	$0	$53,143

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of May 3, 2025, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to Selling, General and Administrative Expenses.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Deferred compensation plan current liabilities	$4,266	$4,259	$183
Deferred compensation plan long-term liabilities	9,539	10,011	12,157
Total deferred compensation plan liabilities	$13,805	$14,270	$12,340
Marketable securities - mutual funds that fund deferred compensation	$14,477	$14,432	$12,555

(In thousands)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Deferred compensation liabilities
Employer contributions, net	$114	$81
Investment (losses) earnings	(436)	323
Marketable Securities
Mark-to-market losses (gains) (1)	605	(308)
Net deferred compensation expense	$283	$96

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized an unrealized loss of $94,000 and an unrealized gain of $292,000 for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in Selling, General and Administrative Expenses. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirteen weeks ended May 3, 2025 or the thirteen weeks ended May 4, 2024.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen weeks ended May 3, 2025 and May 4, 2024, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Share-settled equity awards	$1,537	$1,529
Stock appreciation rights	0	221
Employee Stock Purchase Plan	9	7
Total stock-based compensation expense	$1,546	$1,757
Income tax effect at statutory rates	$(376)	$(427)
Additional income tax expense (benefit) on vesting of share-settled awards	$455	$(109)

As of May 3, 2025, approximately $14.6 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	695,259	$29.71
Granted	416,031	21.64
Vested	(258,225)	28.83
Forfeited	(59,113)	29.47
Outstanding at May 3, 2025	793,952	$25.79

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen weeks ended May 3, 2025 and May 4, 2024 was $7.4 million and $1.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended May 4, 2024 was $31.99.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended May 3, 2025		Thirteen Weeks Ended May 4, 2024
Non-Athletics:
Women’s	$67,138	24%	$77,529	26%
Men’s	49,122	18	49,193	16
Children’s	19,119	7	21,395	7
Total	135,379	49	148,117	49

Athletics:
Women’s	47,697	17	50,183	17
Men’s	50,101	18	52,149	17
Children’s	29,932	11	33,565	12
Total	127,730	46	135,897	46

Accessories	13,357	5	15,012	5

Other	1,249	0	1,339	0

Total	$277,715	100%	$300,365	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For

Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at May 3, 2025, February 1, 2025 or May 4, 2024.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of May 3, 2025 and February 1, 2025. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at May 4, 2024.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At May 3, 2025, February 1, 2025 and May 4, 2024, approximately $2.0 million, $2.3 million and $2.7 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen weeks ended May 3, 2025 and May 4, 2024, approximately $920,000 and $761,000, respectively, of loyalty rewards were recognized in Net Sales. At May 3, 2025, February 1, 2025 and May 4, 2024, approximately $630,000, $564,000 and $501,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Segment Reporting

Shoe Carnival, Inc. has a single operating and reportable segment that sells footwear and related merchandise for the family across our retail banners and sales channels. With respect to our omnichannel strategy, our e-commerce sales channel is integrated with our Shoe Carnival, Shoe Station and Rogan’s physical store locations across 35 states and Puerto Rico and is fundamentally inseparable in how we serve our target customers.

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

We have concluded that, on the basis of the principles in FASB ASU 2023-07, Segment Reporting (Topic 280), the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Net sales	$277,715	$300,365
Less:
Merchandise & delivery costs(1)	158,845	171,535
Store occupancy costs	23,093	22,030
Store expenses(2)	39,486	40,485
E-commerce expenses(3)	4,357	4,771
Advertising	11,100	11,925
Store depreciation and other selling expenses(4)	10,645	9,547
General and administrative expenses(5)	18,224	17,565
Interest income	(1,103)	(803)
Interest expense	78	136
Income tax expense	3,647	5,888
Net income	$9,343	$17,286

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

Note 9 – Leases

We lease all of our physical stores, our Evansville, Indiana distribution center, which has a current lease term expiring in 2034, our Fort Mill, South Carolina corporate headquarters and other warehousing space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of May 3, 2025, February 1, 2025 or May 4, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended May 3, 2025 and May 4, 2024:

(In thousands)	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Operating lease cost	$17,891	$17,175
Variable lease cost
Occupancy costs	5,885	5,760
Percentage rent and other variable lease costs	272	(35)
Finance lease cost
Amortization of leased assets	8	7
Interest on lease liabilities	3	3
Total	$24,059	$22,910

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to increase our comparable stores Net Sales and achieve expected operating results from rebannering Shoe Carnival locations into Shoe Station locations within expected time frames, or at all; our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner within expected time frames, or at all; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the effects and duration of economic downturns and unemployment rates; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize the e-commerce sales channel and its impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively achieve the operating results from, and maintain the synergies, efficiencies and other benefits gained through, our acquisition strategy, including our recent acquisition of Rogan’s; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for first quarter 2025 and first quarter 2024 and year-over-year comparisons between first quarter 2025 and first quarter 2024.

Referred to herein, first quarter 2025 is the thirteen weeks ended May 3, 2025 and first quarter 2024 is the thirteen weeks ended May 4, 2024.

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

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to Merchandise Inventories, valuation of long-lived assets, valuation of Goodwill and Intangible Assets, leases and income taxes. The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and there have been no material changes to those critical accounting policies.

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Stores Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 3, 2025	430	1	0	2	429	4,000	4,972,000	(8.1)%

May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%

(1)
Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. Rogan’s comparable stores Net Sales will begin to be included in our comparable stores Net Sales calculations in second quarter 2025.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended May 3, 2025	Thirteen Weeks Ended May 4, 2024
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	65.5	64.4
Gross profit	34.5	35.6
Selling, general and administrative expenses	30.2	28.1
Operating income	4.3	7.5
Interest income, net	(0.4)	(0.2)
Income tax expense	1.3	1.9
Net income	3.4%	5.8%

Executive Summary for First Quarter Ended May 3, 2025

Our first quarter 2025 Net Income was $9.3 million, or $0.34 per diluted share, and was lower than the $17.3 million, or $0.63 per diluted share, reported in first quarter 2024. While our profits were down compared to last year, this reduction reflected our decision to invest in and accelerate our rebanner strategy, a choice that resulted in early successes in first quarter 2025. Our results were also impacted by broader industry headwinds primarily affecting our Shoe Carnival banner and its customer base.

Our Net Sales declined 7.5% in first quarter 2025 compared to first quarter 2024, similar to declines across the broader family footwear industry. This decline was primarily due to a 10.0% decline in Net Sales at our Shoe Carnival banner. In contrast, our Shoe Station banner achieved Net Sales growth of 4.9% in first quarter 2025 compared to first quarter 2024. Our comparable stores Net Sales declined 8.1% primarily due to a high-single digit comparable stores Net Sales decline at our Shoe Carnival banner, partially offset by a comparable stores Net Sales increase at our Shoe Station banner.

Over the last two years, our view of industry data supports that Shoe Station has been the family footwear industry's fastest growing retailer. Over the same period, our Shoe Carnival banner and the family footwear industry have experienced comparable stores Net Sales declines. Earlier this year, we announced plans to grow our Shoe Station banner from a market leader in the Southeast into a national footwear and accessories leader. As part of this plan, we rebannered 10 Shoe Carnival stores to Shoe Station stores during a test phase in Fiscal 2024 and rebannered an additional 24 stores in first quarter 2025.

With respect to these 34 rebannered stores and related omnichannel growth, highlights of the early successes experienced in first quarter 2025 compared to first quarter 2024 include:

•
Double-digit comparable stores Net Sales growth, outperforming the comparable stores Net Sales decline at our Shoe Carnival banner by over 20%;
•
Double-digit increases in average unit retail selling prices;
•
Increased product margins at rebannered stores; and
•
Double-digit increases in store level profit.

As a result of our early successes and continued industry declines impacting our Shoe Carnival banner, we accelerated this transformational strategy and now expect approximately 120 stores, or 28% of our current store fleet, to operate as a Shoe Station store by the end of Fiscal 2025. An additional 51 stores are expected to rebanner in Fiscal 2025 (20 in second quarter 2025, 25 in third quarter 2025 and 6 in fourth quarter 2025). We have established a new goal that by March 2027, over 80% of our current fleet is expected to operate as a Shoe Station store. Our previous goal was that over 51% of our current fleet would operate as a Shoe Station store by March 2027.

We view our rebanner strategy as the most effective method to stabilize and eventually grow our Net Sales and increase our market share and the productivity of our store base in areas where we underperformed, or believe we can perform even better, with our Shoe Station concept. To achieve this acceleration, we expect a reduction in our annual Fiscal 2025 Operating Income of between $20 and $25 million for store closing costs, amortization of new store construction costs, a four-to-six-week store closure period through each store's grand opening, customer acquisition costs and other costs. We continue to estimate the payback of this investment over a two-to-three year period after a store’s grand opening. During first quarter 2025, we estimate this rebanner strategy impacted our

Operating Income by approximately $5.5 million, or $0.15 per diluted share, inclusive of an approximate 1% decline in Net Sales due to lost sales and a 2% increase in our SG&A as a percent of Net Sales. Additionally, we expect capital expenditures supporting the rebanner initiative to be in a range of $30 to $40 million in Fiscal 2025, of which $10.3 million were incurred during first quarter 2025. We remain confident that these investments, though impacting near-term profitability, position us for more sustainable performance as we progress through this strategic transformation.

The Fiscal 2024 year end marked the 20th consecutive year where we ended a fiscal year with no debt, fully funding our operations, acquisitions and investments from operating cash flow. In first quarter 2025, we also funded our operations, including our rebanner investments and inventory positions, without incurring any debt and grew our Cash, Cash Equivalents and Marketable Securities by $23.5 million compared to the end of first quarter 2024. At the end of first quarter 2025, we had approximately $93.0 million of Cash, Cash Equivalents and Marketable Securities available and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives.

Our Merchandise Inventories increased approximately 4% at the end of first quarter 2025 compared to the end of first quarter 2024. Inventory was purchased in advance of the tariff increases announced in April 2025 at competitive costs and at levels that are expected to protect, and perhaps increase, our gross profit margins if costs rise. The level of in-stock positions we are maintaining across key categories is continuing to support strong conversion rates, and we believe our inventory on hand positions us well to navigate any potential supply chain disruptions. As a result of our retail-focused operations, we have flexibility to adjust our inventory levels as conditions evolve, balancing working capital efficiency with ensuring product availability in this current uncertain environment.

Results of Operations for First Quarter Ended May 3, 2025 Compared to First Quarter Ended May 4, 2024

Net Sales

Net Sales were $277.7 million during first quarter 2025, a decrease of $22.7 million, or 7.5%, compared to first quarter 2024. The decrease was primarily due to a 10.0% Net Sales decline in the Shoe Carnival banner due to a decline in traffic and lost sales as impacted by the rebanner strategy. The Shoe Carnival banner’s high-single digit comparable stores Net Sales decline was the main driver of our overall 8.1% comparable stores Net Sales decline. These decreases were partially offset by continued growth from the Shoe Station banner’s 4.9% Net Sales increase compared to first quarter 2024. E-commerce sales were approximately 9% of merchandise sales in first quarters 2025 and 2024.

Gross Profit

Gross Profit was $95.8 million during first quarter 2025, a decrease of $11.0 million compared to first quarter 2024. Gross profit margin in first quarter 2025 was 34.5% compared to 35.6% in first quarter 2024. The decrease in gross profit margin was driven by the deleveraging effect of buying, distribution and occupancy costs due to lower Net Sales in first quarter 2025 compared to first quarter 2024. The decrease in gross profit margin was partially offset by a 50 basis point increase in merchandise margin in first quarter 2025 compared to first quarter 2024.

Selling, General and Administrative Expenses

SG&A decreased $481,000 in first quarter 2025 to $83.8 million compared to $84.3 million in first quarter 2024. Operating expense increases associated with the rebanner strategy were offset by the timing of selling expenses for our other stores in first quarter 2025 compared to first quarter 2024. As a percent of Net Sales, SG&A were 30.2% in first quarter 2025 compared to 28.1% in first quarter 2024, with the increase being due primarily to the rebanner costs incurred in first quarter 2025 and lower Net Sales. First quarter 2024 SG&A included $321,000 of merger and integration expenses compared to no merger and integration expenses in first quarter 2025.

Interest and Interest Expense

Changes in our interest income and expense increased our income before taxes by $358,000 in first quarter 2025 compared to first quarter 2024. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for first quarter 2025 was 28.1% compared to 25.4% for first quarter 2024. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The higher effective tax rate in first quarter 2025 compared to first quarter 2024 was primarily due to discrete adjustments recorded in both first quarters 2025 and 2024 related to share-settled equity awards. For the full 2025 fiscal year, we expect our tax rate to be approximately 26% compared to the 24.3% effective tax rate recognized during the full 2024 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are $93.0 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of first quarter 2025, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash used in operating activities was $9.6 million in first quarter 2025 compared to net cash provided by operating activities of $17.1 million in first quarter 2024. The change in operating cash flow was primarily driven by the timing of inventory purchases in advance of tariff increases, expenses to support the rebanner strategy and lower earnings.

Working capital increased on a year-over-year basis and totaled $399.0 million at May 3, 2025 compared to $355.8 million at May 4, 2024. The increase was primarily attributable to a higher cash balance and higher Merchandise Inventories. Our current ratio was 3.7 as of May 3, 2025 compared to 3.4 as of May 4, 2024.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During the first quarters of 2025 and 2024, we expended $13.3 million and $10.2 million, respectively, for the purchase of Property and Equipment, primarily related to store rebanners and remodels and opening new Shoe Station stores.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of initial cash consideration of $44.6 million, net of cash acquired. Additional information regarding the Rogan’s acquisition can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $14.5 million at May 3, 2025, compared to $14.4 million at February 1, 2025 and $12.6 million at May 4, 2024. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During first quarter 2025, net cash used in financing activities was $6.5 million compared to $4.4 million during first quarter 2024. The increase in net cash used in financing activities was primarily due to the increase in shares surrendered by employees to pay taxes on stock-based compensation awards and increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of May 3, 2025.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During first quarter 2025, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at May 3, 2025 and our borrowing capacity was $99.0 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for a further discussion of our Credit Agreement and its covenants.

Capital Expenditures

Capital expenditures for Fiscal 2025, including actual expenditures in first quarter 2025, are expected to be between $45 million and $60 million, with approximately $30 million to $40 million to be used for rebannered stores, approximately $5 million for other store growth and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We currently have 429 stores and we believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. We plan to rebanner over 50 additional Shoe Carnival stores into Shoe Station stores in the last three quarters of Fiscal 2025 and plan to complete additional rebanners in Fiscal 2026 and early Fiscal 2027. Once complete, we expect over 80% of our present store fleet to operate as Shoe Station stores by March 2027. We also opened new Shoe Station stores and closed Shoe Carnival stores in the thirteen weeks ended May 3, 2025 and May 4, 2024 as follows:

	Quarter ended May 3, 2025
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	360	0	0	(2)	(24)	334
Shoe Station	42	1	0	0	24	67
Rogan's	28	0	0	0	0	28

	Quarter ended May 4, 2024
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	372	0	0	0	(1)	371
Shoe Station	28	2	0	0	1	31
Rogan's	0	0	28	0	0	28

We expect limited store openings and closures in the near term as we execute our rebanner strategy and increase our scale through acquisitions.

Dividends and Share Repurchases

On March 12, 2025, the Board of Directors approved an 11.1% increase in our cash dividend paid to our shareholders in first quarter 2025. The quarterly cash dividend of $0.15 per share was paid on April 21, 2025 to shareholders of record as of the close of business on April 7, 2025. In first quarter 2024, the dividend paid was $0.135 per share. During first quarters 2025 and 2024, we returned $4.4 million and $3.7 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On December 11, 2024, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2025 (the “2025 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time-to-time through December 31, 2025 and in accordance with applicable laws, rules and regulations. The 2025 Share Repurchase Program may be amended, suspended, or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

No share repurchases have been made to date in Fiscal 2025 and no share repurchases were made during first quarter 2024.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 10 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during first quarter 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during first quarter 2025.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 3, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
February 2, 2025 to March 1, 2025	0	$0.00	0	$50,000,000
March 2, 2025 to April 5, 2025	96,184	$22.00	0	$50,000,000
April 6, 2025 to May 3, 2025	3,279	$17.38	0	$50,000,000
	99,463		0

(1)
99,463 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 11, 2024, our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2025 and expiring on December 31, 2025.

ITEM 5. OTHER INFORMATION

During first quarter 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Form of 2025 Restricted Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2025
10.2	Form of 2025 Performance Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/17/2025
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2025	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)