Form 10-Q
period 2025-08-02
SHOE CARNIVAL INC
filed 2025-09-05
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2025
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at August 27, 2025 was 27,372,822.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Current Assets:
Cash and cash equivalents	$78,719	$108,680	$71,633
Marketable securities	13,198	14,432	12,831
Accounts receivable	8,457	9,018	5,519
Merchandise inventories	449,005	385,605	425,462
Other	24,689	18,409	21,651
Total Current Assets	574,068	536,144	537,096
Property and equipment – net	181,324	172,806	170,717
Operating lease right-of-use assets	338,950	343,547	337,926
Intangible assets	40,945	40,968	40,990
Goodwill	18,018	18,018	15,376
Other noncurrent assets	11,948	12,650	12,922
Total Assets	$1,165,253	$1,124,133	$1,115,027

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$68,662	$52,030	$73,916
Accrued and other liabilities	29,912	25,382	30,204
Current portion of operating lease liabilities	57,889	53,013	55,870
Total Current Liabilities	156,463	130,425	159,990
Long-term portion of operating lease liabilities	303,689	314,974	304,578
Deferred income taxes	23,295	18,879	15,187
Deferred compensation	10,243	10,011	12,564
Other	873	848	4,213
Total Liabilities	494,563	475,137	496,532

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	89,462	90,371	86,208
Retained earnings	793,517	773,353	746,996
Treasury stock, at cost, 13,676,368 shares, 13,874,787 shares and 13,875,495 shares, respectively	(212,699)	(215,138)	(215,119)
Total Shareholders’ Equity	670,690	648,996	618,495
Total Liabilities and Shareholders’ Equity	$1,165,253	$1,124,133	$1,115,027

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Net sales	$306,388	$332,696	$584,103	$633,061
Cost of sales (including buying, distribution and occupancy costs)	187,580	212,753	369,518	406,318
Gross profit	118,808	119,943	214,585	226,743
Selling, general and administrative expenses	93,580	89,864	177,392	174,157
Operating income	25,228	30,079	37,193	52,586
Interest income	(782)	(672)	(1,885)	(1,475)
Interest expense	77	137	155	273
Income before income taxes	25,933	30,614	38,923	53,788
Income tax expense	6,708	8,041	10,355	13,929
Net income	$19,225	$22,573	$28,568	$39,859
Net income per share:
Basic	$0.70	$0.83	$1.05	$1.47
Diluted	$0.70	$0.82	$1.04	$1.45
Weighted average shares:
Basic	27,339	27,159	27,286	27,151
Diluted	27,455	27,500	27,470	27,452

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 3, 2025	41,049	(13,713)	$410	$87,921	$778,517	$(213,267)	$653,581
Dividends declared ($0.150 per share)					(4,225)		(4,225)
Employee stock purchase plan purchases		3		1		48	49
Stock-based compensation awards		36		(560)		560	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(2)				(40)	(40)
Stock-based compensation expense				2,100			2,100
Net income					19,225		19,225
Balance at August 2, 2025	41,049	(13,676)	$410	$89,462	$793,517	$(212,699)	$670,690

Balance at May 4, 2024	41,049	(13,891)	$410	$84,576	$728,175	$(215,357)	$597,804
Dividends declared ($0.135 per share)					(3,752)		(3,752)
Employee stock purchase plan purchases		3		13		40	53
Stock-based compensation awards		13		(198)		198	0
Stock-based compensation expense				1,817			1,817
Net income					22,573		22,573
Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends declared ($0.30 per share)					(8,404)		(8,404)
Employee stock purchase plan purchases		6		9		88	97
Stock-based compensation awards		294		(4,564)		4,564	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(101)				(2,213)	(2,213)
Stock-based compensation expense				3,646			3,646
Net income					28,568		28,568
Balance at August 2, 2025	41,049	(13,676)	$410	$89,462	$793,517	$(212,699)	$670,690

Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.27 per share)					(7,510)		(7,510)
Employee stock purchase plan purchases		4		32		60	92
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				3,353			3,353
Net income					39,859		39,859
Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Cash Flows From Operating Activities
Net income	$28,568	$39,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,760	15,116
Stock-based compensation	3,646	3,574
Loss on retirement and impairment of assets, net	1,097	215
Deferred income taxes	4,416	(486)
Non-cash operating lease expense	30,660	28,307
Other	240	810
Changes in operating assets and liabilities:
Accounts receivable	560	(561)
Merchandise inventories	(63,400)	(37,177)
Operating leases	(32,473)	(29,223)
Accounts payable and accrued liabilities	22,508	20,498
Other	(8,960)	(190)
Net cash provided by operating activities	3,622	40,742
Cash Flows From Investing Activities
Purchases of property and equipment	(24,408)	(15,722)
Investments in marketable securities	(1,498)	(35)
Sales of marketable securities	2,970	0
Acquisition, net of cash acquired	0	(44,384)
Net cash used in investing activities	(22,936)	(60,141)
Cash Flows From Financing Activities
Proceeds from issuance of stock	97	92
Dividends paid	(8,531)	(7,372)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,213)	(688)
Net cash used in financing activities	(10,647)	(7,968)
Net decrease in cash and cash equivalents	(29,961)	(27,367)
Cash and cash equivalents at beginning of period	108,680	99,000
Cash and cash equivalents at end of period	$78,719	$71,633
Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$1,898	$671
Dividends declared but not yet paid	$500	$417
Contingent consideration related to business acquisition	$0	$3,600

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

Note 2 - Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan Shoes, Incorporated, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin, for a purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. This included $378,000 of working capital adjustments which were paid in fourth quarter 2024. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year growth targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition advanced our strategy to be the nation’s leading family footwear retailer. It immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our Rogan’s operations were $20.0 million and $39.0 million in the thirteen and twenty-six weeks ended August 2, 2025, respectively, $22.0 million in the thirteen weeks ended August 3, 2024 and $41.6 million from February 13, 2024 through August 3, 2024. For the thirteen and twenty-six weeks ended August 3, 2024, acquisition-related costs of $97,000 and $418,000, respectively, were expensed as incurred and were included in Selling, General and Administrative Expenses (“SG&A”), compared to no acquisition-related costs included in SG&A in either the thirteen or twenty-six weeks ended August 2, 2025.

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

Our fair value estimate of the contingent consideration for the Rogan’s acquisition was determined using a Monte Carlo simulation and other methods that account for the probabilities of various outcomes and was recorded in Other long-term liabilities. Significant assumptions used for the valuation include the discount rate, projected cash flows and calculated volatility. It is remeasured on a recurring basis at fair value using the same methods, and the resulting fair value adjustments are reflected within SG&A. See Note 5 — “Fair Value Measurements” for additional discussion related to our contingent consideration.

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

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 2, 2025			August 3, 2024
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$19,225	27,339	$0.70	$22,573	27,159	$0.83
Diluted Net Income per Share:
Net income	$19,225			$22,573
Conversion of stock-based compensation arrangements	0	116		0	341
Net income available for diluted common shares and diluted net income per share	$19,225	27,455	$0.70	$22,573	27,500	$0.82

	Twenty-six Weeks Ended
	August 2, 2025			August 3, 2024
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$28,568	27,286	$1.05	$39,859	27,151	$1.47
Diluted Net Income per Share:
Net income	$28,568			$39,859
Conversion of stock-based compensation arrangements	0	184		0	301
Net income available for diluted common shares and diluted net income per share	$28,568	27,470	$1.04	$39,859	27,452	$1.45

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. During the thirteen and twenty-six weeks ended August 2, 2025, approximately 10,000 of unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen and twenty-six weeks ended August 3, 2024.

Note 4 - Recently Issued Accounting Pronouncements and Tax Legislation

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. The guidance will require additional disclosures in the Income Taxes footnote but will not have an impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBB"). The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. Accounting Standards Codification Topic No. 740, "Income Taxes", requires that we recognize the effects of changes in tax rates and laws in the period in which the legislation is enacted. Consequently, in the thirteen weeks ended August 2, 2025, we recognized an increase in our deferred tax expense, primarily due to the impact of the 100% bonus depreciation and domestic research cost expensing provided for in the OBBB, partially offset by reductions in our current tax expense. We expect that the OBBB will not have a material impact on our financial statements, including on our Fiscal 2025 effective tax rate.

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at August 2, 2025, February 1, 2025 and August 3, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 2, 2025
Cash equivalents - money market mutual funds	$53,882	$0	$0	$53,882
Marketable securities - mutual funds that fund deferred compensation	13,198	0	0	13,198
Total	$67,080	$0	$0	$67,080
As of February 1, 2025
Cash equivalents - money market mutual funds	$95,963	$0	$0	$95,963
Marketable securities - mutual funds that fund deferred compensation	14,432	0	0	14,432
Total	$110,395	$0	$0	$110,395
As of August 3, 2024
Cash equivalents - money market mutual funds	$44,072	$0	$0	$44,072
Marketable securities - mutual funds that fund deferred compensation	12,831	0	0	12,831
Total	$56,903	$0	$0	$56,903

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of August 2, 2025, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

Contingent Consideration

The following table presents liabilities that are measured at fair value on a recurring basis at August 2, 2025, February 1, 2025 and August 3, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 2, 2025
Contingent consideration	$0	$0	$406	$406
Total	$0	$0	$406	$406
As of February 1, 2025
Contingent consideration	$0	$0	$395	$395
Total	$0	$0	$395	$395
As of August 3, 2024
Contingent consideration	$0	$0	$3,728	$3,728
Total	$0	$0	$3,728	$3,728

See Note 2 — “Acquisition of Rogan Shoes” for additional discussion related to our contingent consideration.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Deferred compensation plan current liabilities	$2,510	$4,259	$193
Deferred compensation plan long-term liabilities	10,243	10,011	12,564
Total deferred compensation plan liabilities	$12,753	$14,270	$12,757
Marketable securities - mutual funds that fund deferred compensation	$13,198	$14,432	$12,831

(In thousands)	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Deferred compensation liabilities
Employer contributions, net	$65	$71	$179	$152
Investment earnings	724	259	288	582
Marketable Securities
Mark-to-market gains (1)	(891)	(276)	(286)	(584)
Net deferred compensation (income) expense	$(102)	$54	$181	$150

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized unrealized gains of $903,000 and $258,000 for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and unrealized gains of $809,000 and $550,000 for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in SG&A. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the twenty-six weeks ended August 2, 2025 or the twenty-six weeks ended August 3, 2024.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Share-settled equity awards	$2,091	$1,774	$3,629	$3,303
Stock appreciation rights	0	0	0	221
Employee Stock Purchase Plan	9	43	17	50
Total stock-based compensation expense	$2,100	$1,817	$3,646	$3,574
Income tax effect at statutory rates	$(511)	$(442)	$(887)	$(869)
Additional income tax expense (benefit) on vesting of share-settled awards	$14	$0	$469	$(109)

As of August 2, 2025, approximately $13.2 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	695,259	$29.71
Granted	416,031	21.64
Vested	(259,725)	28.79
Forfeited	(59,113)	29.47
Outstanding at August 2, 2025	792,452	$25.80

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $7.5 million and $1.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended August 3, 2024 was $32.06.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	0	$0.00
Granted	34,488	18.85
Vested	(5,306)	18.85
Forfeited	0	0.00
Outstanding at August 2, 2025	29,182	$18.85

The total fair value at grant date of restricted stock and other stock awards that vested during the twenty-six weeks ended August 2, 2025 was $100,000. No restricted stock or other stock awards vested during the twenty-six weeks ended August 3, 2024. The weighted-average grant date fair value of restricted stock awards granted during the twenty-six weeks ended August 3, 2024 was $36.84.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended August 2, 2025		Thirteen Weeks Ended August 3, 2024
Non-Athletics:
Women’s	$74,254	24%	$84,285	25%
Men’s	54,837	18	58,663	18
Children’s	20,047	7	23,243	7
Total	149,138	49	166,191	50

Athletics:
Women’s	47,827	16	49,649	15
Men’s	54,874	18	56,636	17
Children’s	37,739	12	39,971	12
Total	140,440	46	146,256	44

Accessories	15,950	5	18,872	6

Other	860	0	1,377	0

Total	$306,388	100%	$332,696	100%

(In thousands)	Twenty-six Weeks Ended August 2, 2025		Twenty-six Weeks Ended August 3, 2024
Non-Athletics:
Women’s	$141,392	24%	$161,813	25%
Men’s	103,959	18	107,856	17
Children’s	39,166	7	44,639	7
Total	284,517	49	314,308	49

Athletics:
Women’s	95,524	16	99,831	16
Men’s	104,975	18	108,785	17
Children’s	67,671	12	73,536	13
Total	268,170	46	282,152	46

Accessories	29,307	5	33,884	5

Other	2,109	0	2,717	0

Total	$584,103	100%	$633,061	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability in Accrued and Other Liabilities. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at August 2, 2025, February 1, 2025 or August 3, 2024.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of August 2, 2025 and February 1, 2025. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at August 3, 2024.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At August 2, 2025, February 1, 2025 and August 3, 2024, approximately $2.0 million, $2.3 million and $2.6 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and twenty-six weeks ended August 2, 2025, approximately $988,000 and $1.9 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and twenty-six weeks ended August 3, 2024, approximately $790,000 and $1.6 million, respectively, of loyalty rewards were recognized in Net Sales. At August 2, 2025, February 1, 2025 and August 3, 2024, approximately $728,000, $564,000 and $574,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

We have concluded that, on the basis of the principles in FASB ASU 2023-07, Segment Reporting (Topic 280), the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Net sales	$306,388	$332,696	$584,103	$633,061
Less:
Merchandise & delivery costs(1)	164,824	190,283	323,668	361,818
Store occupancy costs	22,756	22,470	45,850	44,500
Store expenses(2)	42,253	43,025	81,738	83,511
E-commerce expenses(3)	3,751	4,870	8,108	9,641
Advertising	18,427	14,225	29,527	26,149
Store depreciation and other selling expenses(4)	10,925	9,946	21,571	19,494
General and administrative expenses(5)	18,224	17,798	36,448	35,362
Interest income	(782)	(672)	(1,885)	(1,475)
Interest expense	77	137	155	273
Income tax expense	6,708	8,041	10,355	13,929
Net income	$19,225	$22,573	$28,568	$39,859

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

Note 9 – Leases

We lease all of our physical stores, our Evansville, Indiana distribution center, which has a current lease term expiring in 2034, our Fort Mill, South Carolina corporate headquarters and other warehousing space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of August 2, 2025, February 1, 2025 or August 3, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

(In thousands)	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Operating lease cost	$17,787	$17,311	$35,678	$34,486
Variable lease cost
Occupancy costs	5,653	5,742	11,539	11,502
Percentage rent and other variable lease costs	176	308	448	273
Finance lease cost
Amortization of leased assets	8	8	16	15
Interest on lease liabilities	3	3	5	5
Total	$23,627	$23,372	$47,686	$46,281

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for second quarter 2025 and second quarter 2024 and year-over-year comparisons between second quarter 2025 and second quarter 2024, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, second quarter 2025 is the thirteen weeks ended August 2, 2025 and second quarter 2024 is the thirteen weeks ended August 3, 2024. Also referred to herein, year-to-date 2025 is the twenty-six weeks ended August 2, 2025 and year-to-date 2024 is the twenty-six weeks ended August 3, 2024.

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

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Stores Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 3, 2025	430	1	0	2	429	4,000	4,972,000	(8.1)%
August 2, 2025	429	0	0	1	428	(11,000)	4,961,000	(7.5)%

Year-to-date	430	1	0	3	428	(7,000)	4,961,000	(7.9)%

May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%
August 3, 2024	430	1	0	1	430	2,000	4,948,000	(2.1)%

Year-to-date	400	3	28	1	430	379,000	4,948,000	(2.8)%

(1)
Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. Rogan’s comparable stores Net Sales are included in our comparable stores Net Sales quarterly calculations beginning in second quarter 2025. Rogan’s comparable stores Net Sales will begin to be included in our comparable stores Net Sales year-to-date and annual calculations beginning in Fiscal 2026.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended August 2, 2025	Thirteen Weeks Ended August 3, 2024	Twenty-six Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 3, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	61.2	63.9	63.3	64.2
Gross profit	38.8	36.1	36.7	35.8
Selling, general and administrative expenses	30.6	27.1	30.3	27.5
Operating income	8.2	9.0	6.4	8.3
Interest income, net	(0.3)	(0.2)	(0.3)	(0.2)
Income tax expense	2.2	2.4	1.8	2.2
Net income	6.3%	6.8%	4.9%	6.3%

Executive Summary for Second Quarter Ended August 2, 2025

Our second quarter 2025 Net Income was $19.2 million, or $0.70 per diluted share, and was lower than the $22.6 million, or $0.82 per diluted share, reported in second quarter 2024. Our second quarter 2025 results reflected $0.21 per diluted share of rebanner strategy investments.

Three strategic decisions shaped second quarter 2025. First, we prioritized Gross Profit margin over pursuing lower-quality, lower-profit sales. Second, we invested in inventory depth to improve availability for the third quarter 2025 Back-to-School period. Third, we continued investing in our rebanner program despite market uncertainty.

We achieved a Gross Profit margin of 38.8%, up 270 basis points from second quarter 2024. The increase included a 390 basis point increase in our merchandise margin, driven by disciplined pricing across all banners, a favorable mix shift toward Shoe Station’s higher income customers and strategic inventory investments that improved in-stock rates on key merchandise. This more than offset 120 basis points of deleverage in buying, distribution and occupancy costs.

Our Net Sales declined 7.9% in second quarter 2025 compared to second quarter 2024. This decline was primarily due to a 10.1% decline in Net Sales at our Shoe Carnival banner as we maintained pricing discipline despite pressure on the lower-income consumer. In contrast, our Shoe Station banner achieved Net Sales growth of 1.6% in second quarter 2025 compared to second quarter 2024, driven by our rebanner strategy. Our comparable stores Net Sales declined 7.5%, primarily due to a high-single digit comparable stores Net Sales decline at our Shoe Carnival banner, partially offset by break-even comparable stores Net Sales at our Shoe Station banner.

Earlier this year, we announced plans to grow our Shoe Station banner from a market leader in the Southeast into a national footwear and accessories leader. As part of this plan, we rebannered 10 Shoe Carnival stores to Shoe Station stores during a test phase in Fiscal 2024 and have rebannered 44 stores in Fiscal 2025, of which 20 were rebannered in second quarter 2025.

With respect to these 54 rebannered stores and related omnichannel growth, in second quarter 2025, we achieved a low single-digit increase in Net Sales and an over 300 basis point increase in product margin. On a year-to-date 2025 basis, these rebannered stores achieved the following:

•
Mid single-digit comparable stores Net Sales growth, outperforming the comparable stores Net Sales decline at our Shoe Carnival banner by over 15%;
•
Double-digit increases in average unit retail selling prices;
•
Increased product margins; and
•
High single-digit growth in store-level profit.

We expect to rebanner an additional 58 stores in the second half of Fiscal 2025 (29 in third quarter 2025 and 29 in fourth quarter 2025). As a result, approximately 145 stores, or one-third of our current store fleet, is expected to operate as a Shoe Station store by the end of Fiscal 2025, reflecting a further acceleration of our rebanner plan, including the rebannering of all Rogan’s stores, while also broadly utilizing the Rogan’s tradename. We continue to expect that 51% of our fleet will operate as a Shoe Station store by August 2026 and that over 80% of our current fleet will operate as a Shoe Station store by March 2027.

We view our rebanner strategy as the most effective method to stabilize and eventually grow our Net Sales and increase our market share and the productivity of our store base in areas where we underperformed, or believe we can perform even better, with our Shoe Station concept. To achieve this growth, we expect a reduction in our annual Fiscal 2025 Operating Income of approximately $25 million for store closing costs, amortization of new store construction costs, a four-to-six-week store closure period through each store's grand opening, customer acquisition costs and other costs. We continue to estimate the payback of this investment over a two-to-three year period after a store’s grand opening.

During second quarter 2025, we estimate this rebanner strategy impacted our Operating Income by approximately $7.5 million, or $0.21 per diluted share, and in year-to-date 2025, we estimate this rebanner strategy impacted our Operating Income by approximately $13.0 million, or $0.36 per diluted share. Both the quarter and year-to-date periods include an approximate 1% decline in Net Sales due to lost sales and an approximate 2% increase in our Selling, General and Administrative Expenses (“SG&A”) as a percent of Net Sales.

Additionally, we expect capital expenditures supporting the rebanner initiative to be in a range of $30 to $35 million in Fiscal 2025, of which approximately $20 million have been incurred in year-to-date 2025. Though impacting near-term profitability, we expect these investments will position us for more sustainable performance in the future.

The Fiscal 2024 year-end marked the 20th consecutive year where we ended a fiscal year with no debt, fully funding our operations, acquisitions and investments from operating cash flow. Through second quarter 2025, we also funded our operations, including our rebanner investments and inventory positions, without incurring any debt and grew our Cash, Cash Equivalents and Marketable Securities by $7.5 million compared to the end of second quarter 2024. At the end of second quarter 2025, we had approximately $91.9 million of Cash, Cash Equivalents and Marketable Securities available and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives.

Our Merchandise Inventories at the end of second quarter 2025 were $449.0 million, up approximately 5% compared to the end of second quarter 2024. We increased our inventory positions this year in advance of our peak Back-to-School selling period and this improved availability of key merchandise drove margin expansion and positive comparable stores Net Sales during August 2025. We believe our inventory on hand positions us well to navigate any potential supply chain disruptions. We expect to normalize inventory levels during Fiscal 2026 as supply chain visibility improves.

Results of Operations for Second Quarter Ended August 2, 2025 Compared to Second Quarter Ended August 3, 2024

Net Sales

Net Sales were $306.4 million during second quarter 2025, a decrease of $26.3 million, or 7.9%, compared to second quarter 2024. The decrease was primarily due to a 10.1% Net Sales decline in the Shoe Carnival banner due to a decline in traffic and lost sales as impacted by our rebanner strategy. The Shoe Carnival banner’s high-single digit comparable stores Net Sales decline was the main driver of our overall 7.5% comparable stores Net Sales decline. These decreases were partially offset by continued growth from the Shoe Station banner’s 1.6% Net Sales increase compared to second quarter 2024. E-commerce sales were approximately 8% of merchandise sales in second quarter 2025, compared to 9% in second quarter 2024.

Gross Profit

Gross Profit was $118.8 million during second quarter 2025, a decrease of $1.1 million compared to second quarter 2024. Gross profit margin in second quarter 2025 was 38.8% compared to 36.1% in second quarter 2024. The increase in gross profit margin was driven by a 390 basis point increase in merchandise margin due to promotional and pricing strategies and the cost of inventory acquired. This increase was partially offset by the deleveraging effect of buying, distribution and occupancy costs due to lower Net Sales in second quarter 2025 compared to second quarter 2024.

Selling, General and Administrative Expenses

SG&A increased $3.7 million in second quarter 2025 to $93.6 million compared to $89.9 million in second quarter 2024. The increase was due primarily to expenses associated with our rebanner strategy, partially offset by decreases in expenses impacting our other stores in second quarter 2025 compared to second quarter 2024. As a percent of Net Sales, SG&A were 30.6% in second quarter 2025 compared to 27.1% in second quarter 2024, with the increase being due primarily to the rebanner costs incurred in second quarter 2025 and lower Net Sales.

Income Taxes

The effective income tax rate for second quarter 2025 was 25.9% compared to 26.3% for second quarter 2024. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The lower effective tax rate in second quarter 2025 compared to second quarter 2024 was primarily due to nondeductible expenses incurred in Fiscal 2024 associated with the acquisition of Rogan’s. For the full 2025 fiscal year, we expect our tax rate to be approximately 26% compared to the 24.3% effective tax rate recognized during the full 2024 fiscal year.

Results of Operations Year-to-Date Through August 2, 2025 Compared to Year-to-Date Through August 3, 2024

Net Sales

Net Sales were $584.1 million during year-to-date 2025, a decrease of $49.0 million, or 7.7%, compared to year-to-date 2024. The decrease was primarily due to a 10.0% Net Sales decline in the Shoe Carnival banner due to a decline in traffic and lost sales as impacted by our rebanner strategy. The Shoe Carnival banner’s high-single digit comparable stores Net Sales decline was the main driver of our overall 7.9% comparable stores Net Sales decline. These decreases were partially offset by continued growth from the Shoe Station banner’s 2.9% Net Sales increase compared to year-to-date 2024. E-commerce sales were approximately 9% of merchandise sales in both year-to-date 2025 and year-to-date 2024.

Gross Profit

Gross Profit was $214.6 million during year-to-date 2025, a decrease of $12.2 million compared to year-to-date 2024. Gross profit margin in year-to-date 2025 was 36.7% compared to 35.8% in year-to-date 2024. The increase in gross profit margin was driven by a 230 basis point increase in merchandise margin due to promotional and pricing strategies and the cost of inventory acquired. This increase was partially offset by the deleveraging effect of buying, distribution and occupancy costs due to lower Net Sales in year-to-date 2025 compared to year-to-date 2024.

Selling, General and Administrative Expenses

SG&A increased $3.2 million in year-to-date 2025 to $177.4 million compared to $174.2 million in year-to-date 2024. The increase was due primarily to expenses associated with our rebanner strategy, partially offset by decreases in expenses impacting our other stores in year-to-date 2025 compared to year-to-date 2024. As a percent of Net Sales, SG&A were 30.3% in year-to-date 2025 compared to 27.5% in year-to-date 2024, with the increase being due primarily to the rebanner costs incurred in year-to-date 2025 and lower Net Sales.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $528,000 in year-to-date 2025 compared to year-to-date 2024. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for year-to-date 2025 was 26.6% compared to 25.9% for year-to-date 2024. The higher effective tax rate in year-to-date 2025 compared to year-to-date 2024 was due to discrete adjustments recorded in both Fiscal 2025 and Fiscal 2024 related to share-settled equity awards, offset by nondeductible expenses incurred in Fiscal 2024 associated with the acquisition of Rogan’s.

Liquidity and Capital Resources

Our primary sources of liquidity are $91.9 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of second quarter 2025, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $3.6 million in year-to-date 2025 compared to $40.7 million in year-to-date 2024. The decrease in operating cash flow was primarily driven by increased inventory purchases in advance of our peak Back-to-School selling period, the timing of prepaid contract payments and expenses to support our rebanner strategy.

Working capital increased on a year-over-year basis and totaled $417.6 million at August 2, 2025 compared to $377.1 million at August 3, 2024. The increase was primarily attributable to higher Merchandise Inventories, a higher cash balance and lower Accounts Payable. Our current ratio was 3.7 as of August 2, 2025 compared to 3.4 as of August 3, 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBB"). The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and domestic research cost expensing. We estimate that the OBBB will decrease our cash taxes to be paid for Fiscal 2025 by approximately 30%. We expect no material change in our effective income tax rate for Fiscal 2025 as a result of the OBBB.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2025 and 2024, we expended $24.4 million and $15.7 million, respectively, for the purchase of Property and Equipment, primarily related to store rebanners and remodels and opening new Shoe Station stores.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of initial cash consideration of $44.6 million, net of cash acquired. Additional information regarding the Rogan’s acquisition can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.2 million at August 2, 2025, compared to $14.4 million at February 1, 2025 and $12.8 million at August 3, 2024. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2025, net cash used in financing activities was $10.6 million compared to $8.0 million during year-to-date 2024. The increase in net cash used in financing activities was primarily due to the increase in shares surrendered by employees to pay taxes on stock-based compensation awards and increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of August 2, 2025.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2025, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at August 2, 2025 and our borrowing capacity was $99.0 million.

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

Capital Expenditures

Capital expenditures for Fiscal 2025, including actual expenditures in year-to-date 2025, are expected to be between $45 million and $55 million, with approximately $30 million to $35 million to be used for rebannered stores, approximately $5 million for other store growth and approximately $10 million to $15 million for upgrades to our Evansville distribution center and e-commerce platform, various other store improvements, continued investments in technology and normal asset replacement activities. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We currently have 428 stores and we believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. We plan to rebanner 58 additional stores into Shoe Station stores in the second half of Fiscal 2025 and plan to complete additional rebanners in Fiscal 2026 and early Fiscal 2027. We continue to expect that over 50% of our present store fleet will operate as Shoe Station stores by Back-to-School 2026 and over 80% of our present store fleet will operate as Shoe Station stores by March 2027. In Fiscal 2025, we rebannered 24 Shoe Carnival stores in the first quarter and 20 Shoe Carnival stores in the second quarter. We also opened new Shoe Station stores and closed Shoe Carnival stores in the twenty-six weeks ended August 2, 2025 and August 3, 2024 as follows:

	Twenty-six Weeks Ended August 2, 2025
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	360	0	0	(3)	(44)	313
Shoe Station	42	1	0	0	44	87
Rogan's	28	0	0	0	0	28

	Twenty-six Weeks Ended August 3, 2024
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	372	0	0	(1)	(3)	368
Shoe Station	28	3	0	0	3	34
Rogan's	0	0	28	0	0	28

We expect limited store openings and closures in the near term as we execute our rebanner strategy and increase our scale through acquisitions.

Dividends and Share Repurchases

On June 25, 2025, the Board of Directors approved the payment of a second quarter cash dividend paid to our shareholders. The quarterly cash dividend of $0.15 per share was paid on July 21, 2025 to shareholders of record as of the close of business on July 7, 2025. In second quarter 2024, the dividend paid was $0.135 per share. During year-to-date 2025 and 2024, we returned $8.5 million and $7.4 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

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

No share repurchases have been made to date in Fiscal 2025 and no share repurchases were made during year-to-date 2024.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 10 — “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during year-to-date 2025.

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

Recent Accounting Pronouncements

See Note 4 — “Recently Issued Accounting Pronouncements and Tax Legislation” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during year-to-date 2025.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 2, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
May 4, 2025 to May 31, 2025	0	$0.00	0	$50,000,000
June 1, 2025 to July 5, 2025	1,353	$18.85	0	$50,000,000
July 6, 2025 to August 2, 2025	630	$22.28	0	$50,000,000
	1,983		0

(1)
1,983 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 11, 2024, our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2025 and expiring on December 31, 2025.

ITEM 5. OTHER INFORMATION

During second quarter 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Form of Stock Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Directors)				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2025	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ Patrick C. Edwards Patrick C. Edwards Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)