Form 10-Q
period 2025-11-01
SHOE CARNIVAL INC
filed 2025-12-05
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2025
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at November 28, 2025 was 27,374,968.

SHOE CARNIVAL, INC.

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Current Assets:
Cash and cash equivalents	$94,369	$108,680	$77,235
Marketable securities	13,294	14,432	13,866
Accounts receivable	7,094	9,018	8,678
Merchandise inventories	435,296	385,605	406,599
Other	22,986	18,409	20,662
Total Current Assets	573,039	536,144	527,040
Property and equipment – net	187,779	172,806	174,171
Operating lease right-of-use assets	340,931	343,547	351,023
Intangible assets	40,934	40,968	40,979
Goodwill	18,018	18,018	18,018
Other noncurrent assets	11,840	12,650	13,198
Total Assets	$1,172,541	$1,124,133	$1,124,429

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$65,853	$52,030	$57,283
Accrued and other liabilities	23,567	25,382	20,050
Current portion of operating lease liabilities	51,906	53,013	58,432
Total Current Liabilities	141,326	130,425	135,765
Long-term portion of operating lease liabilities	310,885	314,974	317,679
Deferred income taxes	25,203	18,879	17,639
Deferred compensation	10,988	10,011	13,449
Other	962	848	4,239
Total Liabilities	489,364	475,137	488,771

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	91,484	90,371	87,861
Retained earnings	803,948	773,353	762,489
Treasury stock, at cost, 13,674,222 shares, 13,874,787 shares and 13,874,425 shares, respectively	(212,665)	(215,138)	(215,102)
Total Shareholders’ Equity	683,177	648,996	635,658
Total Liabilities and Shareholders’ Equity	$1,172,541	$1,124,133	$1,124,429

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Net sales	$297,155	$306,885	$881,258	$939,946
Cost of sales (including buying, distribution and occupancy costs)	185,318	196,503	554,836	602,821
Gross profit	111,837	110,382	326,422	337,125
Selling, general and administrative expenses	93,214	85,853	270,606	260,010
Operating income	18,623	24,529	55,816	77,115
Interest income	(1,101)	(1,148)	(2,986)	(2,623)
Interest expense	78	139	233	412
Income before income taxes	19,646	25,538	58,569	79,326
Income tax expense	5,000	6,296	15,355	20,225
Net income	$14,646	$19,242	$43,214	$59,101
Net income per share:
Basic	$0.54	$0.71	$1.58	$2.18
Diluted	$0.53	$0.70	$1.57	$2.15
Weighted average shares:
Basic	27,344	27,161	27,305	27,154
Diluted	27,597	27,565	27,513	27,488

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at August 2, 2025	41,049	(13,676)	$410	$89,462	$793,517	$(212,699)	$670,690
Dividends declared ($0.150 per share)					(4,215)		(4,215)
Employee stock purchase plan purchases		2		4		34	38
Stock-based compensation expense				2,018			2,018
Net income					14,646		14,646
Balance at November 1, 2025	41,049	(13,674)	$410	$91,484	$803,948	$(212,665)	$683,177

Balance at August 3, 2024	41,049	(13,875)	$410	$86,208	$746,996	$(215,119)	$618,495
Dividends declared ($0.135 per share)					(3,749)		(3,749)
Employee stock purchase plan purchases		1		23		17	40
Stock-based compensation expense				1,630			1,630
Net income					19,242		19,242
Balance at November 2, 2024	41,049	(13,874)	$410	$87,861	$762,489	$(215,102)	$635,658

	Thirty-nine Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends declared ($0.45 per share)					(12,619)		(12,619)
Employee stock purchase plan purchases		8		13		122	135
Stock-based compensation awards		294		(4,564)		4,564	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(101)				(2,213)	(2,213)
Stock-based compensation expense				5,664			5,664
Net income					43,214		43,214
Balance at November 1, 2025	41,049	(13,674)	$410	$91,484	$803,948	$(212,665)	$683,177

Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends declared ($0.405 per share)					(11,259)		(11,259)
Employee stock purchase plan purchases		5		55		77	132
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(19)				(688)	(688)
Stock-based compensation expense				4,983			4,983
Net income					59,101		59,101
Balance at November 2, 2024	41,049	(13,874)	$410	$87,861	$762,489	$(215,102)	$635,658

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Cash Flows From Operating Activities
Net income	$43,214	$59,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,345	22,762
Stock-based compensation	5,664	5,204
Loss (Gain) on retirement and impairment of assets, net	1,808	(415)
Deferred income taxes	6,324	(676)
Non-cash operating lease expense	44,100	41,790
Other	852	1,270
Changes in operating assets and liabilities:
Accounts receivable	1,923	(3,720)
Merchandise inventories	(49,691)	(18,563)
Operating leases	(46,680)	(40,139)
Accounts payable and accrued liabilities	12,669	(8,714)
Other	(8,269)	188
Net cash provided by operating activities	37,259	58,088
Cash Flows From Investing Activities
Purchases of property and equipment	(38,334)	(24,778)
Investments in marketable securities	(1,995)	(502)
Sales of marketable securities and other	3,470	1,406
Acquisition, net of cash acquired	0	(44,384)
Net cash used in investing activities	(36,859)	(68,258)
Cash Flows From Financing Activities
Proceeds from issuance of stock	135	132
Dividends paid	(12,633)	(11,039)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,213)	(688)
Net cash used in financing activities	(14,711)	(11,595)
Net decrease in cash and cash equivalents	(14,311)	(21,765)
Cash and cash equivalents at beginning of period	108,680	99,000
Cash and cash equivalents at end of period	$94,369	$77,235
Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$2,993	$3,201
Dividends declared but not yet paid	$613	$499
Contingent consideration related to business acquisition	$0	$3,600

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

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our Rogan’s operations were $21.1 million and $60.1 million in the thirteen and thirty-nine weeks ended November 1, 2025, respectively, $22.3 million in the thirteen weeks ended November 2, 2024 and $63.9 million from February 13, 2024 through November 2, 2024. For the thirteen and thirty-nine weeks ended November 2, 2024, acquisition-related costs of $121,000 and $539,000, respectively, were expensed as incurred and were included in Selling, General and Administrative Expenses (“SG&A”), compared to no acquisition-related costs included in SG&A in either the thirteen or thirty-nine weeks ended November 1, 2025.

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

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	November 1, 2025			November 2, 2024
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$14,646	27,344	$0.54	$19,242	27,161	$0.71
Diluted Net Income per Share:
Net income	$14,646			$19,242
Conversion of stock-based compensation arrangements	0	253		0	404
Net income available for diluted common shares and diluted net income per share	$14,646	27,597	$0.53	$19,242	27,565	$0.70

	Thirty-nine Weeks Ended
	November 1, 2025			November 2, 2024
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$43,214	27,305	$1.58	$59,101	27,154	$2.18
Diluted Net Income per Share:
Net income	$43,214			$59,101
Conversion of stock-based compensation arrangements	0	208		0	334
Net income available for diluted common shares and diluted net income per share	$43,214	27,513	$1.57	$59,101	27,488	$2.15

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards that will be settled in shares were excluded from the computation of Diluted Net Income per Share for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBB"). The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. Accounting Standards Codification Topic No. 740, "Income Taxes", requires that we recognize the effects of changes in tax rates and laws in the period in which the legislation is enacted. Consequently, in the thirty-nine weeks ended November 1, 2025, we recognized an increase in our deferred tax expense, primarily due to the impact of the 100% bonus depreciation and domestic research cost expensing provided for in the OBBB, partially offset by reductions in our current tax expense. We expect that the OBBB will not have a material impact on our financial statements, including on our Fiscal 2025 effective tax rate.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The guidance provides targeted improvements to the accounting for internal-use software. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments in the ASU can be applied on a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at November 1, 2025, February 1, 2025 and November 2, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 1, 2025
Cash equivalents - money market mutual funds	$82,944	$0	$0	$82,944
Marketable securities - mutual funds that fund deferred compensation	13,294	0	0	13,294
Total	$96,238	$0	$0	$96,238
As of February 1, 2025
Cash equivalents - money market mutual funds	$95,963	$0	$0	$95,963
Marketable securities - mutual funds that fund deferred compensation	14,432	0	0	14,432
Total	$110,395	$0	$0	$110,395
As of November 2, 2024
Cash equivalents - money market mutual funds	$65,529	$0	$0	$65,529
Marketable securities - mutual funds that fund deferred compensation	13,866	0	0	13,866
Total	$79,395	$0	$0	$79,395

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of November 1, 2025, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

Contingent Consideration

The following table presents liabilities that are measured at fair value on a recurring basis at November 1, 2025, February 1, 2025 and November 2, 2024:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of November 1, 2025
Contingent consideration	$0	$0	$412	$412
Total	$0	$0	$412	$412
As of February 1, 2025
Contingent consideration	$0	$0	$395	$395
Total	$0	$0	$395	$395
As of November 2, 2024
Contingent consideration	$0	$0	$3,793	$3,793
Total	$0	$0	$3,793	$3,793

See Note 2 — “Acquisition of Rogan Shoes” for additional discussion related to our contingent consideration.

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Deferred compensation plan current liabilities	$2,072	$4,259	$193
Deferred compensation plan long-term liabilities	10,988	10,011	13,449
Total deferred compensation plan liabilities	$13,060	$14,270	$13,642
Marketable securities - mutual funds that fund deferred compensation	$13,294	$14,432	$13,866

(In thousands)	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Deferred compensation liabilities
Employer contributions, net	$65	$83	$244	$234
Investment earnings	641	632	929	1,214
Marketable Securities
Mark-to-market gains (1)	(596)	(585)	(882)	(1,169)
Net deferred compensation expense	$110	$130	$291	$279

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized unrealized gains of $56,000 and $568,000 for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and unrealized gains of $865,000 and $1.1 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued and Other Liabilities approximate their carrying values because of their short-term nature.

Long-Lived Asset Impairment Testing

We periodically evaluate our long-lived assets for impairment if events or circumstances indicate that the carrying value may not be recoverable. The carrying value of long-lived assets is considered impaired when the carrying value of the assets exceeds the expected future cash flows to be derived from their use. Assets are grouped, and the evaluation is performed, at the lowest level for which there are identifiable cash flows, which is generally at a store level. Store level asset groupings typically include Property and Equipment and Operating Lease Right-of-Use Assets, net of the current and long-term portions of Operating Lease Liabilities. Assets subject to impairment are adjusted to estimated fair value and, if applicable, an impairment loss is recorded in SG&A. If the Operating Lease Right-of-Use Asset is impaired, we would amortize the remaining right-of-use asset on a straight-line basis over the remaining lease term. No impairment charges were recorded during the thirty-nine weeks ended November 1, 2025 or the thirty-nine weeks ended November 2, 2024.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Share-settled equity awards	$2,011	$1,623	$5,640	$4,926
Stock appreciation rights	0	0	0	221
Employee Stock Purchase Plan	7	7	24	57
Total stock-based compensation expense	$2,018	$1,630	$5,664	$5,204
Income tax effect at statutory rates	$(491)	$(397)	$(1,377)	$(1,266)
Additional income tax (benefit) expense on vesting of share-settled awards	$(3)	$0	$466	$(109)

As of November 1, 2025, approximately $10.9 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	695,259	$29.71
Granted	436,031	21.61
Vested	(259,725)	28.79
Forfeited	(59,113)	29.47
Outstanding at November 1, 2025	812,452	$25.68

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $7.5 million and $1.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirty-nine weeks ended November 2, 2024 was $32.06.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	0	$0.00
Granted	34,488	18.85
Vested	(5,306)	18.85
Forfeited	0	0.00
Outstanding at November 1, 2025	29,182	$18.85

The total fair value at grant date of restricted stock and other stock awards that vested during the thirty-nine weeks ended November 1, 2025 was $100,000. No restricted stock or other stock awards vested during the thirty-nine weeks ended November 2, 2024. The weighted-average grant date fair value of restricted stock awards granted during the thirty-nine weeks ended November 2, 2024 was $36.84.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended November 1, 2025		Thirteen Weeks Ended November 2, 2024
Non-Athletics:
Women’s	$62,054	21%	$65,008	21%
Men’s	48,650	16	52,180	17
Children’s	18,247	6	19,963	6
Total	128,951	43	137,151	44

Athletics:
Women’s	50,952	17	51,005	17
Men’s	53,241	18	53,599	17
Children’s	46,775	16	46,202	15
Total	150,968	51	150,806	49

Accessories	15,743	5	17,346	6

Other	1,493	1	1,582	1

Total	$297,155	100%	$306,885	100%

(In thousands)	Thirty-nine Weeks Ended November 1, 2025		Thirty-nine Weeks Ended November 2, 2024
Non-Athletics:
Women’s	$203,446	23%	$226,821	24%
Men’s	152,609	17	160,036	17
Children’s	57,413	7	64,602	7
Total	413,468	47	451,459	48

Athletics:
Women’s	146,476	17	150,836	16
Men’s	158,216	18	162,384	17
Children’s	114,446	13	119,738	13
Total	419,138	48	432,958	46

Accessories	45,050	5	51,230	5

Other	3,602	0	4,299	1

Total	$881,258	100%	$939,946	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability in Accrued and Other Liabilities. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at November 1, 2025, February 1, 2025 or November 2, 2024.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of November 1, 2025 and February 1, 2025. Approximately $962,000 of refund liabilities and $618,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at November 2, 2024.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At November 1, 2025, February 1, 2025 and November 2, 2024, approximately $1.8 million, $2.3 million and $2.4 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and thirty-nine weeks ended November 1, 2025, approximately $1.1 million and $3.1 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and thirty-nine weeks ended November 2, 2024, approximately $943,000 and $2.5 million, respectively, of loyalty rewards were recognized in Net Sales. At November 1, 2025, February 1, 2025 and November 2, 2024, approximately $711,000, $564,000 and $613,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

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

We have concluded that, on the basis of the principles in FASB ASU 2023-07, Segment Reporting (Topic 280), the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

(In thousands)	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Net sales	$297,155	$306,885	$881,258	$939,946
Less:
Merchandise & delivery costs(1)	162,610	173,447	486,279	535,265
Store occupancy costs	22,708	23,056	68,557	67,556
Store expenses(2)	41,933	41,554	123,671	125,138
E-commerce expenses(3)	4,032	4,735	12,140	14,303
Advertising	18,705	15,084	48,232	41,233
Store depreciation and other selling expenses(4)	10,893	10,036	32,464	29,530
General and administrative expenses(5)	17,651	14,444	54,099	49,806
Interest income	(1,101)	(1,148)	(2,986)	(2,623)
Interest expense	78	139	233	412
Income tax expense	5,000	6,296	15,355	20,225
Net income	$14,646	$19,242	$43,214	$59,101

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

Note 9 – Leases

We lease all of our physical stores, our Evansville, Indiana distribution center, which has a current lease term expiring in 2034, our Fort Mill, South Carolina corporate headquarters and other warehousing space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of November 1, 2025, February 1, 2025 or November 2, 2024.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

(In thousands)	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Operating lease cost	$17,872	$17,889	$53,550	$52,375
Variable lease cost
Occupancy costs	5,502	5,785	17,040	17,287
Percentage rent and other variable lease costs	239	220	686	492
Finance lease cost
Amortization of leased assets	8	30	25	45
Interest on lease liabilities	2	2	7	8
Total	$23,623	$23,926	$71,308	$70,207

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner, including our ability to increase our comparable stores Net Sales from rebannering Shoe Carnival locations into Shoe Station locations and our ability to achieve expected cost savings, synergies and inventory reductions from operating principally under one banner, within expected time frames, or at all; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting, China and other countries which are the major manufacturers of footwear; our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; the effects and duration of economic downturns and unemployment rates; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize the e-commerce sales channel and its impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively achieve the operating results from, and maintain the synergies, efficiencies and other benefits gained through, our acquisition strategy, including our recent acquisition of Rogan’s; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and “Risk Factors” in PART II, ITEM 1A of this Quarterly Report on Form 10-Q.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 as filed with the SEC. This section of this Quarterly Report on Form 10-Q generally discusses our results for third quarter 2025 and third quarter 2024 and year-over-year comparisons between third quarter 2025 and third quarter 2024, as well as year-to-date results for, and comparisons between, the two periods.

Referred to herein, third quarter 2025 is the thirteen weeks ended November 1, 2025 and third quarter 2024 is the thirteen weeks ended November 2, 2024. Also referred to herein, year-to-date 2025 is the thirty-nine weeks ended November 1, 2025 and year-to-date 2024 is the thirty-nine weeks ended November 2, 2024.

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

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Stores Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 3, 2025	430	1	0	2	429	4,000	4,972,000	(8.1)%
August 2, 2025	429	0	0	1	428	(11,000)	4,961,000	(7.5)%
November 1, 2025	428	0	0	0	428	0	4,961,000	(2.7)%

Year-to-date	430	1	0	3	428	(7,000)	4,961,000	(6.3)%

May 4, 2024	400	2	28	0	430	377,000	4,946,000	(3.4)%
August 3, 2024	430	1	0	1	430	2,000	4,948,000	(2.1)%
November 2, 2024	430	1	0	0	431	28,000	4,976,000	(4.1)%

Year-to-date	400	4	28	1	431	407,000	4,976,000	(3.2)%

(1)
Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. Rogan’s comparable stores Net Sales are included in our comparable stores Net Sales quarterly calculations beginning in the thirteen weeks ended August 2, 2025. Rogan’s comparable stores Net Sales will begin to be included in our comparable stores Net Sales year-to-date and annual calculations beginning in Fiscal 2026.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended November 1, 2025	Thirteen Weeks Ended November 2, 2024	Thirty-nine Weeks Ended November 1, 2025	Thirty-nine Weeks Ended November 2, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	62.4	64.0	63.0	64.1
Gross profit	37.6	36.0	37.0	35.9
Selling, general and administrative expenses	31.3	28.0	30.7	27.7
Operating income	6.3	8.0	6.3	8.2
Interest income, net	(0.3)	(0.3)	(0.3)	(0.2)
Income tax expense	1.7	2.0	1.7	2.1
Net income	4.9%	6.3%	4.9%	6.3%

Executive Summary for Third Quarter Ended November 1, 2025

Our third quarter 2025 Net Income was $14.6 million, or $0.53 per diluted share, and was lower than the $19.2 million, or $0.70 per diluted share, reported in third quarter 2024. Our third quarter 2025 results included $0.22 per diluted share of rebanner strategy investments.

Our Net Sales declined 3.2% in third quarter 2025 compared to third quarter 2024, primarily due to a 5.2% decline in Net Sales at our Shoe Carnival banner as we maintained pricing discipline despite pressure on lower-income consumers. In contrast, our Shoe Station banner achieved Net Sales growth of 5.3% in third quarter 2025 compared to third quarter 2024, driven by our rebanner strategy including omnichannel growth. Our Shoe Station banner’s Net Sales growth in third quarter 2025 compared to third quarter 2024 outperformed Shoe Carnival’s by 10.5 percentage points, highlighting the strength of the One Banner Strategy as more fully described below.

Our comparable stores Net Sales declined 2.7% and included comparable stores Net Sales growth in Back-to-School August. Our Shoe Station banner grew comparable stores Net Sales mid-single digits in third quarter 2025, while comparable stores Net Sales at our Shoe Carnival banner declined mid-single digits and was the primary driver of our overall comparable stores Net Sales decline.

We achieved a Gross Profit margin of 37.6%, up 160 basis points from third quarter 2024. The increase included a 190 basis point increase in our merchandise margin, driven by disciplined pricing across all banners, a favorable mix shift toward Shoe Station’s higher income customers and strategic inventory investments. This more than offset 30 basis points of deleverage in buying, distribution and occupancy costs. As a result, our Gross Profit increased to $111.8 million in third quarter 2025 compared to $110.4 million in third quarter 2024.

The Fiscal 2024 year-end marked the 20th consecutive year where we ended a fiscal year with no debt, fully funding our operations, acquisitions and investments from operating cash flow. Through third quarter 2025, we also funded our operations, including our rebanner investments and inventory positions, without incurring any debt and grew our Cash, Cash Equivalents and Marketable Securities by $16.6 million, or 18.2%, compared to the end of third quarter 2024. At the end of third quarter 2025, we had $107.7 million of Cash, Cash Equivalents and Marketable Securities and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives.

Our Merchandise Inventories at the end of third quarter 2025 were $435.3 million, up approximately 7% compared to the end of third quarter 2024. We increased our inventory positions this year, taking advantage of opportunistic buys for seasonal and in-demand merchandise. This improved availability of key merchandise drove margin expansion in the second and third quarters of 2025 and positive comparable stores Net Sales during August 2025. We believe our inventory on hand positions us well to navigate any potential supply chain disruptions.

One Banner Strategy

Earlier this year, we announced our plan to grow our Shoe Station banner from a market leader in the Southeast into a national footwear and accessories leader. As part of this plan, we rebannered 10 Shoe Carnival stores to Shoe Station stores during a test phase in Fiscal 2024. As a result of divergent Net Sales trends between our Shoe Carnival and Shoe Station banners that we have experienced over time, including in third quarter 2025, we have rebannered 100 stores in year-to-date 2025, of which 56 were rebannered in third quarter 2025.

We now have 144 Shoe Station stores, inclusive of an additional store that rebannered after third quarter 2025 ended, which represents approximately 34% of our current store fleet, up from 10% of stores at the beginning of Fiscal 2025. Stores rebannered during third quarter 2025 included Rogan’s store locations. Our Rogan's stores are now fully integrated into the Shoe Station banner while continuing to broadly utilize the Rogan’s trade name. Beginning in fourth quarter 2025, we will report Rogan's store results as part of the Shoe Station banner. No additional stores are expected to rebanner in Fiscal 2025.

As a result of the rebannering completed in Fiscal 2025, we expect a reduction in our Fiscal 2025 Operating Income of approximately $25 million for store closing costs, amortization of new store construction costs, a four-to-six-week store closure period through each store's grand opening, customer acquisition costs and other costs. During third quarter 2025, we estimate these rebannering costs reduced our Operating Income by approximately $8.1 million, or $0.22 per diluted share, and in year-to-date 2025, we estimate rebannering costs reduced our Operating Income by approximately $21.1 million, or $0.58 per diluted share. Third quarter 2025 included an approximate 0.5% reduction in Net Sales due to lost sales and an approximate 2.5% increase in our Selling, General and Administrative Expenses (“SG&A”) as a percent of Net Sales. We continue to estimate the payback of this investment over a two-to-three year period after a store’s grand opening. Capital expenditures supporting the rebanner initiative totaled approximately $31 million in year-to-date 2025.

We expect to have 215 Shoe Station stores by Back-to-School 2026, or approximately 51% of the current store base. We revised our rebanner timeline and now expect that well over 90% of our fleet will operate as Shoe Station before the end of Fiscal 2028, compared to the previous expectation that 80% of the fleet would be rebannered by March 2027. Remaining store locations will be evaluated for rebannering, outlet repositioning or closure. To achieve this 51% threshold by Back-to-School in Fiscal 2026, we expect capital expenditures in a range of $25 million to $35 million and rebannering costs decreasing our Operating Income in a range of $25 million to $30 million. Though impacting near-term profitability, we expect these investments will position us for more sustainable performance in the future.

As we move toward well over 90% of the store fleet operating as a Shoe Station store, we expect to realize cost savings from reduced dual-brand complexity across merchandising, marketing, systems, supply chain and back office, as well as a reduction in our inventory investment, as Shoe Station’s merchandising model requires less inventory per store to deliver a superior customer experience. We expect full realization of these benefits by the end of Fiscal 2027, with some benefit expected in the second half of Fiscal 2026 after approximately 51% of our current fleet is expected to operate as a Shoe Station store.

On November 13, 2025, we announced that our Board of Directors unanimously approved changing our corporate name to Shoe Station Group, Inc., subject to shareholder approval at our Annual Meeting of Shareholders in June 2026.

Results of Operations for Third Quarter Ended November 1, 2025 Compared to Third Quarter Ended November 2, 2024

Net Sales

Net Sales were $297.2 million during third quarter 2025, a decrease of $9.7 million, or 3.2%, compared to third quarter 2024. The decrease was primarily due to a 5.2% Net Sales decline at our Shoe Carnival banner due to a decline in traffic, as we maintained pricing discipline despite pressure on lower-income consumers, and lost sales as impacted by our rebanner strategy. This decrease was partially offset by continued growth from our Shoe Station banner, which contributed a 5.3% increase in Net Sales compared to third quarter 2024. Our 2.7% comparable stores Net Sales decline included an approximate 11% decrease in units sold, partially offset by pricing increases. Our Shoe Carnival banner comparable stores Net Sales declined mid-single digits, and our Shoe Station banner comparable stores Net Sales increased mid-single digits. E-commerce sales were approximately 10% of merchandise sales in third quarter 2025, compared to 11% in third quarter 2024.

Gross Profit

Gross Profit was $111.8 million during third quarter 2025, an increase of $1.5 million compared to third quarter 2024. Gross profit margin in third quarter 2025 was 37.6%, an increase of 160 basis points, compared to 36.0% in third quarter 2024. The increase in gross profit margin was driven by a 190 basis point increase in merchandise margin due to disciplined pricing, favorable mix shift toward higher income Shoe Station customers and strategic inventory investments. This increase was partially offset by the deleveraging effect of buying, distribution and occupancy costs due to lower Net Sales in third quarter 2025 compared to third quarter 2024.

Selling, General and Administrative Expenses

SG&A increased $7.4 million in third quarter 2025 to $93.2 million compared to $85.9 million in third quarter 2024. The increase was due primarily to expenses associated with our rebanner strategy. As a percent of Net Sales, SG&A were 31.3% in third quarter 2025 compared to 28.0% in third quarter 2024, with the increase being due primarily to the rebanner costs incurred in third quarter 2025 and lower Net Sales.

Income Taxes

The effective income tax rate for third quarter 2025 was 25.5% compared to 24.7% for third quarter 2024. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. The higher effective tax rate in third quarter 2025 compared to third quarter 2024 was primarily due to impacts of the Rogan’s acquisition in Fiscal 2024. For the full 2025 fiscal year, we expect our tax rate to be approximately 26% compared to the 24.3% effective tax rate recognized during the full 2024 fiscal year.

Results of Operations Year-to-Date Through November 1, 2025 Compared to Year-to-Date Through November 2, 2024

Net Sales

Net Sales were $881.3 million during year-to-date 2025, a decrease of $58.7 million, or 6.2%, compared to year-to-date 2024. The decrease was primarily due to an 8.5% Net Sales decline at our Shoe Carnival banner due to a decline in traffic and lost sales as impacted by our rebanner strategy. This decrease was partially offset by continued growth from our Shoe Station banner, which contributed a 3.8% increase in Net Sales compared to year-to-date 2024. Our 6.3% comparable stores Net Sales decline included an approximate 13% decrease in units sold, partially offset by pricing increases. Our Shoe Carnival banner comparable stores Net Sales declined high-single digits, and our Shoe Station banner comparable stores Net Sales increased low-single digits. E-commerce sales were approximately 9% of merchandise sales in year-to-date 2025, compared to 10% in year-to-date 2024.

Gross Profit

Gross Profit was $326.4 million during year-to-date 2025, a decrease of $10.7 million compared to year-to-date 2024. Gross profit margin in year-to-date 2025 was 37.0% compared to 35.9% in year-to-date 2024. The increase in gross profit margin was driven by a 220 basis point increase in merchandise margin due to disciplined pricing, favorable mix shift toward higher income Shoe Station customers and strategic inventory investments. This increase was partially offset by 110 basis points from buying, distribution and occupancy costs, primarily due to deleveraging on lower Net Sales in year-to-date 2025 compared to year-to-date 2024.

Selling, General and Administrative Expenses

SG&A increased $10.6 million in year-to-date 2025 to $270.6 million compared to $260.0 million in year-to-date 2024. The increase was due primarily to expenses associated with our rebanner strategy, partially offset by decreases in selling expenses impacting our other stores in year-to-date 2025 compared to year-to-date 2024. As a percent of Net Sales, SG&A were 30.7% in year-to-date 2025 compared to 27.7% in year-to-date 2024, with the increase being due primarily to the rebanner costs incurred in year-to-date 2025 and lower Net Sales.

Interest Income and Interest Expense

Changes in our interest income and expense increased our income before taxes by $542,000 in year-to-date 2025 compared to year-to-date 2024. This increase was primarily due to higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for year-to-date 2025 was 26.2% compared to 25.5% for year-to-date 2024. The higher effective tax rate in year-to-date 2025 compared to year-to-date 2024 was due to discrete adjustments recorded in both Fiscal 2025 and Fiscal 2024 related to share-settled equity awards.

Liquidity and Capital Resources

Our primary sources of liquidity are $107.7 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of third quarter 2025, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $37.3 million in year-to-date 2025 compared to $58.1 million in year-to-date 2024. The decrease in operating cash flow was primarily driven by increased inventory purchases and reduction in Net Income to support our rebanner strategy.

Working capital increased on a year-over-year basis and totaled $431.7 million at November 1, 2025 compared to $391.3 million at November 2, 2024. The increase was primarily attributable to higher Merchandise Inventories and a higher cash balance, partially offset by higher Accounts Payable. Our current ratio was 4.1 as of November 1, 2025 compared to 3.9 as of November 2, 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBB"). The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and domestic research cost expensing. We estimate that the OBBB will decrease our cash taxes to be paid for Fiscal 2025 by approximately 30%. We expect no material change in our effective income tax rate for Fiscal 2025 as a result of the OBBB.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2025 and 2024, we expended $38.3 million and $24.8 million, respectively, for the purchase of Property and Equipment, primarily related to store rebanners and remodels and opening new Shoe Station stores.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of initial cash consideration of $44.6 million, net of cash acquired. Additional information regarding the Rogan’s acquisition can be found in Note 2 — “Acquisition of Rogan Shoes” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.3 million at November 1, 2025, compared to $14.4 million at February 1, 2025 and $13.9 million at November 2, 2024. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2025, net cash used in financing activities was $14.7 million compared to $11.6 million during year-to-date 2024. The increase in net cash used in financing activities was primarily due to increased dividend payments and the increase in shares surrendered by employees to pay taxes on stock-based compensation awards.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of November 1, 2025.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2025, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at November 1, 2025 and our borrowing capacity was $99.0 million.

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

Capital Expenditures

Capital expenditures for Fiscal 2025, inclusive of the approximate $31 million of rebanner capital expenditures in year-to-date 2025, are expected to be between $45 million and $55 million. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Store Portfolio

We currently have 428 stores and we believe our current store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets. In Fiscal 2025, we rebannered 24 Shoe Carnival stores in the first quarter and 20 Shoe Carnival stores in the second quarter. In third quarter 2025, we rebannered 28 Shoe Carnival stores and all 28 Rogan’s locations. One store was rebannered after the end of third quarter 2025, and we expect no additional rebanners in Fiscal 2025. We also opened new Shoe Station stores and closed Shoe Carnival stores in the thirty-nine weeks ended November 1, 2025 and November 2, 2024 as follows:

	Thirty-nine Weeks Ended November 1, 2025
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	360	0	0	(3)	(72)	285
Shoe Station	42	1	0	0	100	143
Rogan's	28	0	0	0	(28)	0

	Thirty-nine Weeks Ended November 2, 2024
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	372	0	0	(1)	(10)	361
Shoe Station	28	4	0	0	10	42
Rogan's	0	0	28	0	0	28

We expect limited store openings and closures in the near term as we execute our One Banner Strategy and increase our scale through acquisitions.

We expect to have 215 Shoe Station stores by Back-to-School 2026, or approximately 51% of our current store base. We have revised our rebanner timeline and now expect that well over 90% of our fleet will operate as Shoe Station before the end of Fiscal 2028, compared to our previous expectation that 80% of our fleet would be rebannered by March 2027. The remaining locations will be evaluated for rebannering, outlet repositioning or closure. To achieve this 51% threshold by Back-to-School 2026, we expect capital expenditures in Fiscal 2026 to be similar to Fiscal 2025 in a range of $25 to $35 million.

Dividends and Share Repurchases

On September 23, 2025, the Board of Directors approved the payment of a third quarter cash dividend paid to our shareholders. The quarterly cash dividend of $0.15 per share was paid on October 20, 2025 to shareholders of record as of the close of business on October 6, 2025. In third quarter 2024, the dividend paid was $0.135 per share. During year-to-date 2025 and 2024, we returned $12.6 million and $11.0 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 1, 2025, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

The risk factor entitled “We may not realize the expected operating results from, and planned growth of, our Shoe Station banner, including planned growth from our rebanner strategy” has been updated to read as follows:

We may not realize the expected operating results from, and planned growth of, our Shoe Station banner, including planned growth and expected cost savings, synergies and inventory reductions expected from our One Banner Strategy. We have rebannered and are planning to continue to rebanner Shoe Carnival stores to Shoe Station stores with the expectation that well over 90% of our fleet will operate as Shoe Station before the end of Fiscal 2028. As a result of our One Banner Strategy, we expect to realize cost savings from reduced dual-brand complexity across merchandising, marketing, systems, supply chain and back office, as well as a reduction in our inventory investment, as Shoe Station’s merchandising model requires less inventory per store to deliver a superior customer experience. Our growth strategy is based on growing our Shoe Station banner through rebannering stores into Shoe Station stores, acquisitions and organic growth. Our ability to achieve our strategies will depend, in part, on our ability to realize the expected operating results from, and planned growth of, our Shoe Station banner, including the expected cost savings, synergies and inventory reduction as a result of our One Banner Strategy, which we may not realize within our expected time frames, or at all. The Shoe Station banner may underperform relative to our expectations. In addition, the costs incurred to achieve these results may be greater than what we anticipate. Any of these impacts could have an adverse effect on our growth, business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (1)
August 3, 2025 to August 30, 2025	0	$0.00	0	$50,000,000
August 31, 2025 to October 4, 2025	0	$0.00	0	$50,000,000
October 5, 2025 to November 1, 2025	0	$0.00	0	$50,000,000
	0		0

(1)
On December 11, 2024, our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2025 and expiring on December 31, 2025.

ITEM 5. OTHER INFORMATION

During third quarter 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1	Employment and Noncompetition Agreement dated as of September 28, 2025, by and between the Company and W. Kerry Jackson	8-K	10.1	09/25/2025
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2025	SHOE CARNIVAL, INC.
(Registrant)

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)