Form 10-K
period 2026-01-31
SHOE CARNIVAL INC
filed 2026-03-26
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at August 1, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $356,973,588 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

Number of Shares of Common Stock, $.01 par value, outstanding at March 20, 2026 was 27,469,571.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders of the Registrant to be held on June 10, 2026 are incorporated by reference into PART III hereof.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Indianapolis, IN

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence	73
Item 14.	Principal Accountant Fees and Services	73

PART IV

Shoe Carnival, Inc.

Fort Mill, South Carolina

Annual Report to Securities and Exchange Commission

For the Fiscal Year Ended January 31, 2026

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to achieve expected operating results from, and planned growth of, our Shoe Station banner, including our ability to increase our comparable stores Net Sales from rebannering Shoe Carnival locations into Shoe Station locations and our ability to achieve expected cost savings, synergies, and inventory reductions from operating more Shoe Station stores, within expected time frames, or at all; the impact of competition and pricing, including our ability to maintain current promotional intensity levels; changes in the political and economic environments in, the status of trade relations with, and the impact of changes in trade policies and tariffs impacting China and other countries that are the major manufacturers of footwear; our ability to control costs and meet our labor needs in a rising wage, inflationary, and/or supply chain constrained environment; cost and uncertainty associated with our CEO transition; the effects and duration of economic downturns and unemployment rates; the potential impact of national and international security concerns, including those caused by war and terrorism, on the retail environment; general economic conditions, such as gasoline and energy prices and interest rates, in the areas of the continental United States and Puerto Rico where our stores are located; changes in the overall retail environment and more specifically in the apparel and footwear retail sectors; our ability to successfully utilize the e-commerce sales channel and its impact on traffic and transactions in our physical stores; the success of the open-air shopping centers where many of our stores are located and the impact on our ability to attract customers to our stores; our ability to attract customers to our e-commerce platform and to successfully grow our omnichannel sales; the effectiveness of our inventory management, including our ability to manage key merchandise vendor relationships and direct-to-consumer initiatives; changes in our relationships with other key suppliers; our ability to successfully manage and execute our marketing initiatives and maintain positive brand perception and recognition; our ability to successfully manage our current real estate portfolio and leasing obligations; changes in weather, including patterns impacted by climate change; changes in consumer buying trends and our ability to identify and respond to emerging fashion trends; the impact of disruptions in our distribution or information technology operations including at our distribution center located in Evansville, IN; the impact of natural disasters, public health and political crises, civil unrest, and other catastrophic events on our operations and the operations of our suppliers, as well as on consumer confidence and purchasing in general; the duration and spread of a public health crisis and the mitigating efforts deployed, including the effects of government stimulus on consumer spending; risks associated with the seasonality of the retail industry; the impact of unauthorized disclosure or misuse of personal and confidential information about our customers, vendors and employees, including as a result of a cybersecurity breach; our ability to effectively achieve the operating results from, and maintain the synergies, efficiencies and other benefits gained through, our acquisition strategy; our ability to successfully execute our business strategy, including the availability of desirable store locations at acceptable lease terms, our ability to identify, consummate or effectively integrate future acquisitions, our ability to implement and adapt to new technology and systems, our ability to open new stores in a timely and profitable manner, including our entry into major new markets, and the availability of sufficient funds to implement our business plans; higher than anticipated costs associated with the closing of underperforming stores; the inability of manufacturers to deliver products in a timely manner; an increase in the cost, or a disruption in the flow, of imported goods; the impact of regulatory changes in the United States, including minimum wage laws and regulations, and the countries where our manufacturers are located; the resolution of litigation or regulatory proceedings in which we are or may become involved; continued volatility and disruption in the capital and credit markets; future stock repurchases under our stock repurchase program and future dividend payments. For a more detailed discussion of risk factors impacting us, see PART I, ITEM 1A, “Risk Factors” of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Company

Shoe Carnival, Inc. is one of the nation’s largest omnichannel retailers of footwear and accessories for the family. Our goal is to be the leading family footwear retailer in the United States. We operate a retail-focused business model designed to deliver a differentiated footwear shopping experience featuring national name brands. Our omnichannel approach provides customers easy access to our broad assortment of branded footwear for athletics, daily activities, special events and work through the customer’s preferred delivery channel.

We have a demonstrated track record of selling branded footwear, including Nike, Skechers, Crocs, adidas, Puma, HEYDUDE, HOKA, Birkenstock, Converse and Brooks, and of generating profits without incurring debt. We have been in operation for 47 years and have been subject to SEC reporting requirements as a public company since 1993. Since 1993, we have earned a profit in every fiscal year except 1995.

As part of our long-term growth strategy, we have invested, and will continue to invest, significantly in our rebanner strategy, acquisitions, our customer relationship management (“CRM”) capabilities, our e-commerce infrastructure and modernization of our store fleet as key drivers of profitable growth.

As of our Fiscal 2025 year end, we operated 426 stores across 35 states and Puerto Rico, consisting of 144 Shoe Station locations and 282 Shoe Carnival locations. During Fiscal 2025, we initiated a Shoe Station rebanner growth strategy, which has evolved over time, as described below.

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2025, 2024 and 2023 relate to the fiscal years ended January 31, 2026 (“Fiscal 2025”), February 1, 2025 (“Fiscal 2024”), and February 3, 2024 (“Fiscal 2023”), respectively. Fiscal 2026 refers to our fiscal year ending January 30, 2027. Fiscal 2023 consisted of 53 weeks, while all other years presented and discussed consisted of 52 weeks.

References to “Shoe Station” and “Shoe Carnival” are to the individual store banners, not the entire Company. References to “we,” “us,” “our,” and the “Company” in this Annual Report on Form 10-K refer to Shoe Carnival, Inc. and its subsidiaries. Shoe Carnival, Inc. is an Indiana corporation that was initially formed in Delaware in 1993 and reincorporated in Indiana in 1996.

References to the “SEC” refer to the United States Securities and Exchange Commission.

See PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information regarding the trends affecting our operating results.

Our Store Banners

As of our Fiscal 2025 year end, we operated 426 stores under two banners: Shoe Carnival and Shoe Station. The following sections describe each banner and its role in the Company’s strategic direction.

Shoe Carnival

Our Shoe Carnival retail concept has developed over our 47-year history and is differentiated from our competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our Shoe Carnival store experience include upbeat music, opportunities for customers to spin our spin-n-win wheel and a mic-person who runs in-store specials. These specials include contests, games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing.

Footwear in our Shoe Carnival physical stores is organized by category and brand, creating strong brand statements within the aisles. These brand statements are underscored by branded signage on endcaps and in-line signage throughout the store. Our signage may highlight a vendor’s product offerings or sales promotions or may highlight seasonal or lifestyle statements by grouping similar footwear from multiple vendors.

Shoe Carnival’s primary customers are moderate to low-income families. Our Shoe Carnival bannered stores serve families with children through moderate-income brands and a value-oriented selection, with entry-level price points.

As of our Fiscal 2025 year end, we operated 282 Shoe Carnival bannered stores located across 31 states and Puerto Rico and offered online shopping at www.shoecarnival.com.

Shoe Station

In Fiscal 2021, we acquired our first 21 Shoe Station stores. The Shoe Station banner and retail locations serve a broader base of footwear customer. Our Shoe Station concept targets a more affluent footwear customer than our Shoe Carnival banner and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands that meet the needs of the target customer. While value-conscious, our view is that these customers are not totally driven by price. Shoe Station serves this demographic through a differentiated assortment of premium brands and an enhanced in-store experience.

Shoe Station stores feature a modern and approachable shopping environment designed around accessibility and ease of navigation. Product is presented in curated displays that allow customers to shop our merchandise with or without assistance from our staff. The product assortment in our Shoe Station bannered stores includes higher end athletics and non-athletics shoes and more accessories. Our Shoe Station bannered stores require approximately 20 to 25 percent less inventory per store, on average, compared to our Shoe Carnival bannered stores.

In Fiscal 2024, we acquired Rogan Shoes, Incorporated (“Rogan’s”), a privately-held 53-year-old work and family footwear retailer incorporated in Wisconsin. At the time of acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. This acquisition immediately positioned us as the family footwear market leader in Wisconsin and established a store base in Minnesota, creating additional expansion opportunities. During the fourth quarter of Fiscal 2025, we completed the integration of Rogan’s operations and its 28 stores into our Shoe Station banner.

As of our Fiscal 2025 year end, we operated 144 Shoe Station bannered stores across 19 states and offered online shopping at www.shoestation.com.

Our Banner Strategy

Since the acquisition of Shoe Station in Fiscal 2021, we have been evaluating customer analytics and market data and developing strategies to expand the Shoe Station banner. For the past three fiscal years, Shoe Station has been a market leader in the Southeast, and, according to our view of available industry data, Shoe Station has been the fastest growing retailer in our industry in terms of Net Sales growth. During the same period, our Shoe Carnival banner and the family footwear industry have experienced comparable stores Net Sales declines.

As previously disclosed, we believe that a national expansion opportunity exists in markets where the customer and/or market characteristics align better with our Shoe Station concept, rather than our Shoe Carnival concept. During Fiscal 2024, we completed a 10-store in-market test, where we closed underperforming Shoe Carnival stores and opened new Shoe Station stores in those markets. Based on the customer response and business results from those rebanners, in March 2025, we announced a long-term strategy to scale up Shoe Station into a national footwear and accessories leader.

During Fiscal 2025, we rebannered 101 stores, consisting of 73 Shoe Carnival stores and all 28 Rogan’s stores. At the end of Fiscal 2025, Shoe Station bannered stores represented approximately 34% of our total store fleet, compared to approximately 10% at the end of Fiscal 2024.

Our Shoe Station banner, excluding Rogan’s stores which were not included in our comparable stores in Fiscal 2025, achieved Net Sales growth of 2.7% compared to Fiscal 2024. The Net Sales gain of 2.7% outpaced Shoe Carnival banner Net Sales declines by 10.4 percentage points.

In evaluating the performance of the 101 rebannered stores, particularly Net Sales in the second-half of Fiscal 2025, we observed that, while Shoe Station's e-commerce results have been a meaningful contributor to banner-level sales growth, demonstrating strong consumer response to the Shoe Station brand and assortment online, there was significant variability in in-store sales performance across rebannered locations, with some stores performing well and others not achieving anticipated results. As a result, we made the strategic decision to slow the pace of store rebanners in Fiscal 2026 from our previously announced timelines to allow time to identify which consumer demographics are responding most favorably to the Shoe Station format, to determine which marketing channels are most effective in driving new customer acquisition, and to refine product mix in rebannered stores to improve in-store conversion. We now expect to rebanner approximately 21 stores during the first half of Fiscal 2026 while this evaluation is conducted.

The Shoe Station banner is expected to continue as our primary growth banner as we leverage our CRM customer data to identify opportunities both within our current markets as well as new markets outside of our current footprint that are best suited for the Shoe Station format.

However, in markets where Shoe Carnival has historically been a dominant family footwear retailer, we expect that those stores will continue to operate under the Shoe Carnival banner. The Shoe Carnival banner continues to serve an important customer base in a meaningful number of locations, and we expect to manage both banners accordingly.

As a result of the rebannering completed in Fiscal 2025, our Fiscal 2025 Operating Income decreased by approximately $24.1 million compared to Fiscal 2024 due to lost sales during a four-to-six-week store closure period through each store’s grand opening, store closing costs and asset write-offs, additional depreciation of new store construction costs, customer acquisition costs and other costs. In Fiscal 2026 we expect $10 to $15 million of continued rebanner investment impacting Operating Income to support stores rebannered in Fiscal 2025 and those that are planned to rebanner in Fiscal 2026, inclusive of expected lower margins to work through excess inventory as more stores rebanner. Capital expenditures supporting the rebanner initiative totaled approximately $37.1 million in Fiscal 2025. We anticipate additional capital expenditures in Fiscal 2026 of between $5 to $7 million to support the rebanner initiative. Though impacting near-term profitability and liquidity, we expect these investments will position us for more sustainable future performance.

On November 13, 2025, we announced that our Board of Directors unanimously approved changing our corporate name to Shoe Station Group, Inc., subject to shareholder approval at our Annual Meeting of Shareholders in June 2026. That proposed name change remains on the June 2026 agenda. The proposed corporate name change to Shoe Station Group, Inc. reflects the Board’s conviction that the Shoe Station concept is our primary long-term growth vehicle.

See PART I, ITEM 1A, “Risk Factors” for a discussion of risks associated with our rebanner strategy and PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of the financial impact of our banner strategy.

Our Omnichannel Platform

Distinctive In-Store Shopping Experience

Across both of our banners, our in-store merchandise is displayed directly on the selling floor in an open stock format, allowing customers to serve themselves if they choose. Trained staff is dedicated to customer service and assists customers with merchandise features, sizes, styles and colors. Our store design incorporates digital screens that are centrally controlled and adaptable, enhancing the in-store shopping experience.

E-commerce

Our e-commerce platform is an extension of our physical stores and is designed to enhance our customer’s shopping experience. We are committed to providing a personalized, seamless customer experience across all channels, and management believes that our ongoing omnichannel initiatives are aligned with changing consumer behavior.

We continue to expect our e-commerce platform, which operates both our Shoe Station and Shoe Carnival websites, to be a significant sales channel. E-commerce sales represented approximately 10 percent of merchandise sales in each of Fiscal 2025 and Fiscal 2024.

Order Management and Fulfillment

We have implemented a third-party hosted order management system designed to our specifications, which has enabled us to meet the complex demands of omnichannel fulfillment and has positioned us to further scale our e-commerce capabilities as our business grows.

Ship-From-Store. Our Ship-From-Store program is a core element of our omnichannel strategy. Online orders are primarily fulfilled using physical store inventory and staff. By fulfilling e-commerce orders principally from store-level inventory and overhead, we are able to minimize out-of-stocks, offer customers an expanded online assortment and leverage existing store infrastructure. E-commerce orders can also be fulfilled from our distribution center in Evansville, Indiana, which is utilized during periods of peak demand.

Vendor Drop-Ship Program. We also maintain a vendor drop-ship program with select business partners. This program offers our customers an expanded online assortment of styles and colors that we do not carry in our stores. While our customers benefit from expanded item assortment, the functionality of this program is seamless, and our customer’s online experience is not impacted by the vendor drop-ship fulfillment option. As an additional benefit, we do not need to make a capital investment in this expanded inventory assortment, as our vendors participating in this program carry and fulfill the merchandise.

Customer Relationship Management

Our CRM program continues to provide valuable customer insights, resulting in more efficient and effective marketing outreach. Our CRM program provides our marketing, merchandising, analytics and real estate teams with a comprehensive view of our customer’s shopping behaviors, forms the foundation of our marketing efforts and our Shoe Perks loyalty program (“Shoe Perks”) and has been used to support our rebanner strategy.

Our access to customer data allows us to communicate with customers on a segmented basis through owned and paid media channels and to tailor the merchandise mix at the individual store level. Through transaction data, we gain insights into our customers’ shopping habits, including where, when and how they shop our stores and navigate our online presence. Additionally, the CRM program allows us to gain a deeper understanding of the brands and categories that our high-value customers consistently purchase, enabling us to meet customer demand at the geographic and store level.

Our CRM program allows us to drive customer retention by delivering to each customer more individualized shopping opportunities and experiences and aids in gaining a better understanding of our existing customer base as well as identifying new customers. We expect segmentation and activation of our high-value customers through data analysis and targeting the broader market of customers similar to those already in our CRM program to continue to play a key role in our growth.

Once a customer enrolls in Shoe Perks and provides a means for digital communication, the customer begins receiving personalized communications from us. These communications provide additional opportunities to highlight our broad product assortment and promotional programs. Shoe Perks provides customers with a heightened shopping experience, which includes exclusive offers and rewards earned by making purchases either in-store or online and through participating in other engagement activities.

In Fiscal 2025, purchases from Shoe Perks members represented approximately 78% of comparable stores net sales. We believe our Shoe Perks program provides an opportunity to communicate, build relationships and engage with our most loyal shoppers and increase our customer touch points, which we believe will result in long-term sales gains.

Building Brand Awareness

Our goal is to communicate a consistent brand image across our operations and throughout our marketing strategies. We highlight our banners and the name brands we carry, including specific styles of product, using lifestyle and product imagery to showcase merchandise brands. We utilize digital media, video, television, radio, print media (including inserts, direct mail and newspaper advertising) and outdoor advertising to communicate with our customers and build brand awareness. Digital media comprises a substantial portion of our marketing investment, particularly as we leverage data that comes directly from our customers as part of our CRM solution, allowing us to directly communicate with our core customers.

Our Product Assortment and Vendor Partnerships

Diversified Sales Mix

We sell broadly across the family footwear channel, with meaningful distribution among type of customer (men, women and children), product category (athletics and non-athletics), and age (senior citizens to infants). The products offered are a broad mix of footwear for sport, daily activities, special events and work. There are differences in merchandise between store banners and, to some extent, further differentiation by individual store under each banner, reflecting each store’s unique demographics and customer preferences.

The following table sets forth our percentage of sales by product category over the last five fiscal years:

Fiscal Years	2025	2024	2023	2022	2021
Non-Athletics:
Women's	23%	25%	26%	28%	24%
Men's	18	18	16	17	14
Children's	7	7	7	7	6
Total	48	50	49	52	44
Athletics:
Women's	16	15	15	14	16
Men's	18	17	17	16	20
Children's	12	12	13	12	14
Total	46	44	45	42	50
Accessories	5	5	5	5	5
Other	1	1	1	1	1
Total	100%	100%	100%	100%	100%

Strong and Diversified Vendor Partnerships

We offer merchandise from a broad range of vendor partners. Nike, Inc. (“Nike”), Skechers U.S.A., Inc. (“Skechers”) and Crocs, Inc. (“Crocs”) collectively accounted for approximately 46% of our Net Sales in Fiscal 2025 and 48% of Net Sales in Fiscal 2024. Nike accounted for approximately 24% of Net Sales in Fiscal 2025, Skechers accounted for approximately 13%, and Crocs accounted for approximately 9%.

We continually work to strengthen our brand offerings and our relationships with key vendors. While we have no long-term contracts in place with any of our vendors, we anticipate that Nike, Skechers and Crocs will continue to be high-volume vendors in Fiscal 2026.

Centralized Distribution Process

Our Evansville distribution center is equipped with mechanized processing and product movement equipment. The facility utilizes cross docking, store replenishment, and redistribution methods to fill store product requirements. These methods may include count verification, price and bar code labeling of each unit (when not performed by the manufacturer), redistribution of an order into size assortments (when not performed by the manufacturer) and allocation of shipments to individual stores. Throughout packing, allocating, storing and shipping, our distribution process is essentially paperless. Merchandise is typically shipped to each store location once per week. For stores within the continental United States, a dedicated carrier, with occasional use of common carriers, handles the majority of shipments. We leverage these investments with third-party managed software tailored to our specific needs to track merchandise during the transportation and distribution process. During Fiscal 2025, 97% of merchandise was received into the Evansville distribution center, with a smaller percentage being drop-shipped directly to customers or shipped directly to store locations. Additional information about the Company’s distribution center can be found in PART I, ITEM 2, “Properties” of this Annual Report on Form 10-K.

Leased Store Portfolio

Our stores are located in high-traffic shopping areas and are generally situated in open-air shopping centers. All stores are leased, providing flexibility in our real estate portfolio. On average, our physical stores are approximately 11,600 square feet. More information about store locations and other properties can be found in PART I, ITEM 2, “Properties” of this Annual Report on Form 10-K.

Disciplined Approach to Capital Management

We remain focused on funding normal operations without debt. We ended Fiscal 2025 with no debt and $130.7 million of Cash, Cash Equivalents and Marketable Securities. Over the last five fiscal years, we have had no debt outstanding and have maintained Cash, Cash Equivalents and Marketable Securities of $62 million to $132 million at the end of each fiscal year. Management believes this approach increases our ability to make impactful, long-term decisions and enhances stakeholder relationships.

Information Technology

Our proprietary inventory management and point-of-sale systems (“POS”) provide timely information necessary to monitor and control all phases of operations. The POS provides, in addition to other features, full price management, real-time sales and product margins (merchandise selling price less the vendor purchase order cost) by product category at the store level and customer tracking. Using the POS, both store personnel and centralized merchandising staff are able to monitor sales, merchandise margins and promotional effectiveness in real-time. Management believes timely access to key business data has enabled the Company to manage promotional intensity effectively and positively impact comparable stores Net Sales and inventory turns.

Our systems provide up-to-date sales and inventory information, and our data warehouse enables our merchandising and store operations staff to analyze sales, margin and inventory levels. Using this information, our merchandise managers meet regularly with vendors to compare product sales and margins and return on inventory investment against previously stated objectives.

Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with mass merchandisers who offer footwear at aggressive price points, off-price retailers who compete on branded product at discount prices, department stores, shoe stores, sporting goods stores and e-commerce retailers. We compete with most department stores and traditional shoe stores by offering competitive prices combined with our assortment of national brands. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise. Many of our competitors are significantly larger than we are in terms of Net Sales, and many can access the capital markets with greater speed and efficiency than we can.

Culture and Human Capital Management

We have built an employee-centric, customer-focused organization designed to compete at the highest levels in the retail industry. Our commitment to, and investment in, a strong performance culture is paramount to our long-term sustainability and success.

Our Workforce

We are firmly committed to providing equal opportunities in all aspects of employment and believe that all individuals should be treated with respect and dignity. We are dedicated to attracting, developing, maintaining and supporting an inclusive workforce that includes individuals with a wide range of backgrounds, life experiences and cultures. We believe that these varied experiences enhance our connection with our diverse customer base and enable us to better serve our customers. We hire, promote and compensate our employees based on merit, experience or other work-related criteria. We do not tolerate harassment or unlawful discrimination. Mandatory annual training for all employees empowers the workforce and instills these virtues into our culture.

We have clear policies encouraging strong relationships and protecting open lines of communication with management at every level. This, coupled with our non-retaliation policy, encourages employees to communicate issues and seek immediate redress of those issues if they should arise.

As of our Fiscal 2025 year end, our workforce identified as 62% female, 37% male and 1% did not identify. Our broad-based leadership team, including those who manage and lead our stores and those who lead the Company, identified as 50% female and 50% male. With respect to ethnicity, our leadership team identified as 74% Caucasian and 26% non-Caucasian.

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

Currently, nearly all of our general managers and nearly all of our district managers who oversee those general managers were trained, developed and promoted from within. As of our Fiscal 2025 year end, of our district managers, 67% have been employed by the Company for more than 20 years. The average tenure of our general managers was 13 years as of Fiscal 2025 year end.

Individuals who comprise our leadership team, which includes our named executive officers, vice presidents and senior director-level employees, have been employed for an average of 22 years.

Annually we survey a cross-section of employees on matters involving policy and procedure, organizational structure, operating style, commitment to hiring a competent workforce and commitment to integrity and ethical values. Since 2004, responses to this survey have had an average score of 4.0 to 4.3, with 4 being “agree” and 5 being “strongly agree.”

During Fiscal 2025, we successfully integrated employees from the Rogan’s acquisition into our workforce and training programs.

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

Training and Code of Business Conduct and Ethics

We are dedicated to strengthening our culture and execution through ongoing training for all associates. We are uniquely focused on training within our store-level, customer-facing operations. Employees must obtain necessary certifications in order to be responsible for the keys to a store and eventually to become a general manager. Our broad-based training program also engages and educates employees on the following key topics: Code of Business Conduct and Ethics (“Code of Ethics”); Insider trading; Non-discrimination and anti-harassment; Cybersecurity awareness and responsibility; and Supply chain security.

More information regarding our approach to conducting business responsibly, including the Company’s guidelines on discrimination and harassment, can be found in our Code of Ethics. The Code of Ethics applies to all of our Board members, officers and employees, including our principal executive officer and principal financial and accounting officer.

Our Code of Ethics is posted on the investor relations portion of our website at investors.shoecarnival.com/ governance/governance-documents. We intend to disclose any amendments to the Code of Ethics by posting such amendments on our website. In addition, any waivers of the Code of Ethics for our Board members or executive officers will be disclosed in a Current Report on Form 8-K.

Safety of our Employees and Security of our Data

We strive to provide our associates with a safe and healthy work environment. We measure OSHA recordable incidents to gauge the success of our safety protocols. During calendar year 2025, we recorded 52 OSHA recordable incidents compared to our average incidents over the last five years (2021 to 2025) of 56.2.

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

Number of Employees

As of our Fiscal 2025 year end, we had approximately 5,000 employees, of which approximately 2,700 were employed on a part-time basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees are represented by a labor union.

Seasonality

For a discussion of the impact of seasonality on our operating results and business, see PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Store Count and Seasonality on Quarterly Results.”

Trademarks

As of our Fiscal 2025 year end, we own the following federally registered trademarks and service marks: Shoe Carnival and associated trade dress and related logos, Y-NOT?, UNR8ED, Solanz, Shoe Perks, SC Work Wear, Shoes 2U, Laces for Learning, UNBOX WHAT’S POSSIBLE, Shoe Station, Shoe Station Super Store, Shoe Station Select and Rogan’s Shoes. We believe these marks are valuable and, accordingly, intend to maintain the marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use these marks.

Environmental

We seek to minimize our impact on the environment by actively implementing environmentally friendly processes throughout our business, including energy efficiency initiatives, waste minimization and the use of recycled materials within our supply chain. Our most significant areas of focus are fuel and packaging material used to deliver merchandise to our Evansville distribution center and stores; the HVAC and lighting systems in our stores, Evansville distribution center and corporate offices; and recycling methods.

Compliance with current federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We anticipate no material capital expenditures for environmental control facilities for Fiscal 2026 or for the near future.

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

This Annual Report on Form 10-K filed with the SEC, including the financial statements and schedules thereto, without the accompanying exhibits, is available without charge to shareholders, investment professionals and securities analysts upon written request. Requests should be directed to Investor Relations at our corporate address. A list of exhibits is included in this Annual Report on Form 10-K, and exhibits are available from the Company upon payment to the Company of the cost of furnishing them.

Information about our Executive Officers

The following table sets forth certain information with respect to our executive officers as of the date of filing this Annual Report on Form 10-K, March 26, 2026:

Name	Age	Position
J. Wayne Weaver	91	Chairman of the Board and Director
Clifton E. Sifford	72	Vice Chairman of the Board, Interim President and Chief Executive Officer and Director
Marc A. Chilton	56	Senior Executive Vice President - Chief Operating Officer
W. Kerry Jackson	64	Executive Vice President - Chief Financial Officer
Tanya E. Gordon	61	Executive Vice President - Chief Merchandising Officer

Mr. Weaver has served as our Chairman of the Board since March 1988. From 1978 until February 1993, Mr. Weaver had served as President and Chief Executive Officer of Nine West Group Inc., a designer, developer and marketer of women’s footwear. He has over 50 years of experience in the footwear industry. Mr. Weaver is a former Director of Nine West Group Inc. Mr. Weaver served as Chairman and Chief Executive Officer of Jacksonville Jaguars, LTD, a professional football franchise, until January 2012.

Mr. Sifford has served as our Vice Chairman of the Board since October 2021 and as our Interim President and Chief Executive Officer since February 24, 2026. From September 2019 to September 2021, Mr. Sifford served as our Vice Chairman of the Board and Chief Executive Officer. Mr. Sifford also served as our President and Chief Executive Officer from October 2012 to September 2019 and has been a Director since October 2012. Mr. Sifford served as our Chief Merchandising Officer from October 2012 to March 2016. From June 2001 to October 2012, Mr. Sifford served as our Executive Vice President – General Merchandise Manager and from April 1997 to June 2001, Mr. Sifford served as our Senior Vice President – General Merchandise Manager. Prior to joining us, Mr. Sifford served as Merchandise Manager – Shoes for Belk, Inc.

Mr. Chilton has been employed as our Senior Executive Vice President – Chief Operating Officer since February 2025. From February 2023 to February 2025, Mr. Chilton served as our Executive Vice President – Chief Operating Officer. From April 2021 to February 2023, Mr. Chilton served as our Executive Vice President – Chief Retail Operations Officer. From February 2020 to April 2021, Mr. Chilton served as our Senior Vice President – Store Administration and Development and from March 2019 to February 2020 served as our Senior Vice President – Store Operations and Administration. Mr. Chilton started with the Company in 1994 as a store manager and has served in roles of increasing responsibility in store management and operations since that time, including serving as the Vice President of our Northern Division, with approximately one-third of our stores reporting to him, from April 2012 until March 2019.

Mr. Jackson has been employed as our Executive Vice President – Chief Financial Officer since September 2025. Mr. Jackson served as our Chief Financial Officer for 27 years prior to his retirement from the Company in May 2023. Mr. Jackson rejoined the Company in June 2025 and served as our Senior Vice President – New Business Development from June 2025 until September 2025. Before his retirement in 2023, Mr. Jackson was our Senior Executive Vice President, Chief Financial and Administrative Officer and Treasurer from September 2019 until April 2023 and our Chief Administrative Officer from April 2023 until May 2023. Prior to that, Mr. Jackson served as our Senior Executive Vice President – Chief Operating and Financial Officer and Treasurer from October 2012 to September 2019, as our Executive Vice President – Chief Financial Officer and Treasurer from August 2004 to October 2012, as our Senior Vice President – Chief Financial Officer and Treasurer from June 2001 to August 2004, as our Vice

President – Chief Financial Officer and Treasurer from September 1996 to June 2001, and as our Vice President – Controller and Chief Accounting Officer from January 1993 to September 1996. Prior to January 1993, Mr. Jackson held various accounting positions with us. Prior to joining the Company in 1988, Mr. Jackson was associated with a public accounting firm.

Ms. Gordon has been employed as our Executive Vice President – Chief Merchandising Officer since April 2025. From March 2021 to April 2025, Ms. Gordon served as our Senior Vice President – General Merchandising Manager. From March 2020 to March 2021, Ms. Gordon served as our Vice President – General Merchandising Manager and from March 2014 to March 2020, Ms. Gordon served as our Vice President – Divisional Merchandising Manager. In these roles of increasing responsibility, Ms. Gordon was primarily responsible for our women’s, children’s and accessories merchandise. Prior to joining the Company, Ms. Gordon gained merchandising experience at retailers Kohl’s and Parisian, among others.

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

Operational and Strategic Risks

We may not realize the expected operating results from, and planned growth of, our Shoe Station banner, including planned growth and expected inventory reductions, cost savings and synergies from our evolving rebanner strategy. Our current growth strategy is based on growing our Shoe Station banner through rebannering stores into Shoe Station stores, acquisitions and organic growth and continuing to operate Shoe Carnival stores where customer data supports it.

We have rebannered, and are planning to continue to rebanner, Shoe Carnival stores to Shoe Station stores. Over time this rebanner strategy has evolved. Previous expectations were that approximately 70 additional stores would rebanner before Back-to-School in Fiscal 2026, with Shoe Station stores then representing 51% of the current store fleet and that over 90% of our fleet would operate as a Shoe Station store by the end of Fiscal 2028 with remaining locations to be evaluated for potential rebannering, outlet repositioning, or closure. This transition to substantially all Shoe Station stores was expected to generate both inventory reductions, as Shoe Station’s merchandising model requires less inventory per store, as well as cost savings from reduced dual-brand complexity across merchandising, marketing, systems, supply chain and back office.

In evaluating the performance of the 101 stores that were rebannered in Fiscal 2025, particularly Net Sales in the second-half of Fiscal 2025, we observed significant variability in in-store sales performance across rebannered locations, with some stores performing well and others not achieving anticipated results. As a result, we made the strategic decision to slow the pace of store rebanners in Fiscal 2026 from our previously announced timelines, and we now expect to rebanner approximately 21 stores during the first half of Fiscal 2026 and to utilize Shoe Station as our primary growth vehicle. We also now expect to continue to operate legacy Shoe Carnival stores in locations supported by our CRM customer data.

We continue to expect cost savings and synergies as Shoe Station grows, by incurring less rebanner costs and through disciplined expense management. We also continue to expect inventory reduction as Shoe Station grows and as excess inventory not part of our ongoing assortment is sold, of which $50 to $65 million in inventory reduction is expected in Fiscal 2026.

Our ability to execute this evolved strategy will depend, in part, on our ability to:

•
identify Shoe Carnival stores that will operate better as Shoe Station stores;
•
realize the expected operating results from rebannered stores;
•
organically grow our Shoe Station physical stores and e-commerce sales channel;
•
find suitable acquisition partners that fit into the Shoe Station model; and
•
continue to operate our legacy Shoe Carnival physical stores and e-commerce sales channel, efficiently and effectively.

The objectives of this strategy may not be realized within our expected time frames, or at all, and the strategy may further evolve. In addition, the costs incurred to implement this strategy and the promotional intensity required to sell through our excess inventory not part of our ongoing assortment may be greater than we anticipate. Any of these impacts could have an adverse effect on our growth, business, results of operations and financial condition.

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
•
the impact of, and regional and national government response to, a crisis;
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

We face significant competition in our markets, and we may be unable to compete favorably. The retail footwear industry is highly competitive with few barriers to entry. We compete primarily with department stores, shoe stores, sporting goods stores, e-commerce retailers, off-price retailers and mass merchandisers. Many of our competitors are significantly larger and have substantially greater resources than we do. Our Gross Profit margin has been a key driver of our profitability. If our competitors become more promotional than we are, or if we match our competitors’ promotional intensity, and lower margins are not offset with increased sales or lower operating expenses, our results of operations and financial condition may be adversely affected.

Adverse impacts on consumer spending may significantly harm our business and impact our promotional strategies and intensity. The success of our business depends to a significant extent upon the level of consumer spending.

Consumer confidence is hypersensitive to a wide variety of influences that may affect the level of consumer spending for merchandise that we offer, including, among other factors:

•
military conflicts, including war, terrorism, civil unrest, other hostilities and security concerns;
•
inflation and tariffs;
•
gasoline prices;
•
energy costs, which affect home heating and cooling prices;
•
general economic and industry conditions and recessionary fears;
•
unemployment trends and salaries and wage rates;
•
the level of consumer debt;
•
consumer credit availability;
•
real estate values and foreclosure rates;
•
consumer confidence in future economic conditions, including macroeconomic and political uncertainty and instability;
•
interest rates;
•
health care costs;
•
tax rates, policies and timing and amounts of tax refunds and other government stimulus; and
•
natural disasters, changing weather patterns and catastrophic events, including the possibility of a pandemic resurgence.

Any adverse change in these factors, such as a significant increase in gasoline and/or other energy-related prices, could result in a decrease in consumer demand for our merchandise. Reduced consumer demand could result in reduced traffic in our stores and to our e-commerce platform and increased selling and promotional expenses and inventory markdowns, and could cause us to close underperforming stores, which could result in higher than anticipated closing costs. Reduced demand may result in higher than normal inventory positions across our competitive landscape and may limit the prices we can charge for our merchandise and force us to adjust our promotional intensity. Adverse changes in these factors, such as a significant increase in gasoline and/or other energy-related prices, could also negatively impact our operating expenses. Any of these factors, including becoming more promotional, could have an adverse effect on our business, results of operations and financial condition.

Failure to successfully manage and execute our marketing and pricing strategies could have a negative impact on our business. Our success and growth are partially dependent on generating customer traffic in order to gain sales momentum in our stores and drive traffic to our e-commerce platform. Effective use of CRM data and successful marketing efforts are necessary for us to reach customers through their desired mode of communication. Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products at effective price points could adversely affect our business and results of operations.

We depend on our key suppliers for merchandise and advertising support, and the loss of any of our key suppliers could adversely affect our business. Our business depends upon our ability to purchase fashionable, name brand and other merchandise at competitive prices from our suppliers. Three branded suppliers, Nike, Skechers and Crocs, collectively accounted for approximately 46% of our Net Sales in Fiscal 2025, 48% of our Net Sales in Fiscal 2024 and 45% of our Net Sales in Fiscal 2023. Name brand suppliers also provide us with cooperative advertising and visual merchandising funds. Certain key suppliers’ business models are changing and such changes include, but are not limited to, increased direct-to-consumer initiatives, changes in planned product allocations and reductions in the number of retailers with which they are choosing to do business. A loss of any of our key suppliers in certain product categories or our inability to obtain name brand or other merchandise from suppliers at competitive prices could have an adverse effect on our business. As is common in the industry, we do not have any long‑term contracts with our suppliers.

Changes in the cost, or a disruption in the flow, of imported goods as a result of trade policy and/or tariffs may impact our sales and profits. We rely on imported merchandise to sell in our stores. Substantially all of our footwear product is manufactured overseas, including the merchandise we purchase from domestic vendors and the smaller portion we import directly from overseas manufacturers. Our primary footwear manufacturers are located in China and Vietnam.

In 2025, the United States government’s executive branch announced additional tariffs on goods imported from countries that manufacture footwear, including China and Vietnam. These United States tariffs and the response by impacted countries has caused, and may continue to cause, uncertainty and disruption in our supply chain. While we took actions in Fiscal 2025 to mitigate this uncertainty and disruption, including actions impacting our inventory purchases and the prices we charged our customers, there can be no assurance that these pricing and purchasing strategies will have similar impacts in future periods or that we will be able to timely implement other strategies or that any strategies implemented will be successful.

The United States Supreme Court’s recent ruling regarding tariffs and the United States executive branch’s reaction to that ruling has resulted in considerable uncertainty regarding the scope and duration of current and potential tariffs and the impact on us. This uncertainty may result in future increases in the cost of the goods we purchase, changes in our ability to acquire merchandise, decreases in our sales and profits, and/or a decrease in our liquidity. It is also possible that if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may be of lesser quality and more expensive than those we currently purchase and import. Any of these impacts could be material to our results of operations, cash flow and stock price.

Our reliance on imported goods is subject to a number of other risks that could impact our sales and profits. Other risks associated with our use of imported goods include, but are not limited to:

•
disruptions in the flow of imported goods because of factors such as electricity or raw material shortages, work stoppages, strikes, political unrest, war, pandemics and natural disasters;
•
changes in the political and economic environments in China, Vietnam and other countries which are the major manufacturers of footwear;
•
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

Any of these risks could impact our ability to acquire merchandise or increase the cost of goods we purchase, which could have an adverse effect on our sales and profits.

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

We locate our stores primarily in open-air shopping centers where we believe our customers and potential customers shop. The success of an individual store can depend on favorable placement within a given open-air shopping center and the volume of traffic generated by the other retailers in the open-air shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If one or more of the other retailers located in the open-air shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected. In addition, if our store locations fail to attract sufficient customer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer.

Various risks associated with our e-commerce platform may adversely affect our business and results of operations. E-commerce has been an important sales channel for us. We sell shoes and related accessories through websites that we control, and that are hosted by a leading provider, including www.shoecarnival.com and www.shoestation.com and through our related mobile app. We fulfill substantially all e-commerce orders from our store locations and from our Evansville distribution center. If we are unable to continue to grow our e-commerce sales or effectively manage the impact that rebannering our stores might have on our e-commerce sales channel, our sales, comparable stores Net Sales and Gross Profit may decline, and our stock price may decrease, any of which could negatively impact our results of operations, cash flows and financial condition.

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

Members in our Shoe Perks customer loyalty program account for a significant portion of our sales, and any material decline in sales from our Shoe Perks members could have an adverse impact on our results of operations. We believe our Shoe Perks rewards program provides our customers with a heightened shopping experience, which includes exclusive offers and personalized messaging. Rewards are earned by making purchases and participating in other point earning opportunities that facilitate engagement with our brand. We remain focused on expanding our Shoe Perks enrollment. In Fiscal 2025, purchases from Shoe Perks members were approximately 78% of our comparable stores Net Sales. If our Shoe Perks members do not continue to shop with us, our sales may be adversely affected, which could have an adverse impact on our results of operations.

We may not be able to successfully execute our strategies to grow our business, which could have an adverse effect on our business, financial condition and results of operations. We plan to continue to invest in omnichannel initiatives, which requires a substantial investment in technology, to expand and improve our operating and financial systems and expand, train and manage our employee base. In addition, as we create more opportunities to connect with our customers through omnichannel initiatives and as we grow the number of our stores, we may be unable to hire a sufficient number of qualified personnel or successfully integrate the omnichannel initiatives or new or acquired stores into our business.

If we fail to successfully grow our business, our business, financial condition or results of operations could be adversely affected. Success will depend on a number of other factors, some of which are out of our control, including, among other things:

•
the acceptance of our banners and concepts in new markets, including as a result of our rebanner strategy;
•
our ability to provide adequate distribution to support growth;
•
our ability to source sufficient levels of inventory and profitably sell through existing inventory;
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
•
other events outside of our control.

We currently operate a single distribution center located in Evansville, Indiana. Virtually all merchandise received by our stores is, and will be, shipped through this distribution center. A disaster occurring at this distribution center would be significant and we could be unable to effectively deliver merchandise to our stores for an extended period. Disasters occurring at this distribution center, our corporate headquarters and other offices, our retail stores or the infrastructure of a key third-party vendor or service provider also could impact our reputation and our customers’ perception of our brand. In the event of a severe disruption resulting from such events, we have contingency plans and employ crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, our results of operations and financial condition could be adversely affected.

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

The reliability and capacity of our information technology systems, and in particular our distribution technology operations, are critical to our continued operations, and we rely on both internally developed software and third party software and software-as-a-service arrangements to operate it. Virtually all merchandise received by our stores is, and will be, shipped through our distribution center located in Evansville, Indiana. We fulfill substantially all of our e-commerce orders from our store locations and this distribution center. Given that we have one distribution center, virtually any technology disruption there could be significant to our operations. Our corporate computer network is essential to our distribution process. In addition, we routinely possess sensitive consumer and employee information. Customers are also increasingly using mobile devices and applications to shop online and do comparison shopping.

Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, terrorist attacks, computer viruses and security breaches, which may require significant investment to fix or replace. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.

If our distribution center is shut down for any reason, if our information technology systems do not operate effectively or if we are the target of attacks or security breaches, we may suffer the loss of critical data and/or our customers’ or employees’ personal information, we could incur increased costs associated with implementing additional protections and processes, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores, our ability to operate our e-commerce platform may be impacted, we could experience other interruptions or delays to our operations, we could receive negative media attention or be the subject of lawsuits or regulatory actions against us, and our relationships with our customers and employees and our reputation may be harmed, any of which could have an adverse effect on our operating and financial performance.

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions to our business and increased costs. We rely on third-party suppliers for our merchandise and outsource some of our business processes to third-party vendors, including processes involving our e-commerce platform and supply chain. Our relationships with these business partners expose us to risks, including disruptions in our business and increased costs. In addition, other matters involving our business partners could have an adverse effect on our business and financial results. These include, but are not limited to:

•
changes in the public’s perception of the reputation and brand of the business partner as a result of matters such as its labor and wage standards, business practices, including their use or misuse of artificial intelligence (“AI”) or marketing campaigns;
•
our inability to properly manage a business partner relationship;
•
any data losses or information security lapses by a business partner that results in the compromise of personal information or the improper use or disclosure of sensitive information; and
•
any misconduct by a business partner involving matters such as fraud or other improper or unethical activities conducted by the business partner or its non-compliance with our policies and procedures or with laws and regulations, including laws and regulations regarding the use and safeguarding of information and AI, labor practices, environmental, health or safety matters and lobbying or similar activities.

Failure of our business partners to provide adequate services or our inability to arrange for alternative providers on favorable terms in a timely manner could disrupt our business, increase our costs or otherwise adversely affect our business, our financial results and reputation.

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

Emerging technologies may create disruption to our operations and the retail industry. New and emerging technologies may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services and how we serve our customers. We may be unable to quickly adapt to rapid change resulting from AI, blockchain, Internet of Things, including voice and smart home devices, and other advanced technologies. We may not timely or effectively develop or enhance our business processes to take advantage of these emerging technological trends, or our competitors may be able to develop or enhance their business processes sooner or more effectively, which could have an adverse effect on our business, reputation, results of operations, financial position and cash flows.

In addition, we are making investments in certain AI tools and solutions to utilize in our business. The rapid advancement of these technologies presents opportunities for us, but there are risks associated with the development and deployment of AI. Our AI-related efforts, including those of our business partners, may give rise to risks related to accuracy, harmful bias, discrimination, intellectual property infringement, data privacy and cybersecurity, among others. In addition, we may be subject to new or enhanced governmental or regulatory scrutiny, litigation or other liability and ethical concerns, and negative consumer perceptions as to the use of automation and AI, which could adversely affect our business, reputation or financial results. Any inadequacy in or failure to comply with our AI policies and procedures, which are continuing to develop as AI evolves and our use of it evolves, or with emerging laws, regulations and standards governing AI use could cause our technology not to operate as intended or to produce outcomes that could have an adverse effect on our business, reputation, results of operations, financial position and cash flows.

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

We also increase our inventory levels to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores has been in the past, and in the future could be, adversely affected, which could negatively impact Net Sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products, forcing us to sell these products at significantly discounted prices and adversely affecting our Net Sales, margins and operating cash flow.

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
•
the effectiveness of our inventory management and promotional intensity;

•
changes in general economic conditions, including inflation, gasoline and energy prices, and consumer spending patterns; and
•
actions of competitors or co-tenants.

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

We may not have adequate insurance coverage for all potential liabilities. Natural risks, as well as other hazards associated with our operations, can result in personal injury, severe damage or destruction to our owned assets, leasehold improvements and inventory, suspension of our operations, and cybersecurity breaches. Our insurance covers costs relating to specified, limited matters, such as events involving casualty losses and property losses due to fire and windstorms, as well as securities litigation and certain cybersecurity incidents, but does not cover other events such as acts of war or terrorist attacks. We maintain an amount of insurance protection we believe is appropriate, but there can be no assurance that the amount of insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A claim for which we are not adequately insured could have an adverse effect on our financial condition. Further, due to the cyclical nature and a hardening of the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently in place.

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

Human Capital Risks

Our failure to manage key executive succession and retention could adversely affect our business. Our business would be adversely affected if we fail to retain key executives, to adequately plan for the succession of members of our executive management team, or attract new members to our executive management team, including a permanent Chief Executive Officer.

Mr. Clifton E, Sifford, the Vice Chairman of our Board and our former President and Chief Executive Officer, has served as our Interim President and Chief Executive Officer since February 24, 2026. Mr. Sifford was appointed to this role following the separation of our previous President and Chief Executive Officer. Mr. Sifford is expected to continue to serve in this role until a permanent successor is identified. This change in executive leadership may result in changes and/or disruptions to our operations, including organizational changes or changes in business strategy. We can provide no assurances that any such changes will be beneficial or will have the desired impact. Additionally, during this transition period, substantial effort and time will be invested by our Board and by our executive management team in finding a permanent President and Chief Executive Officer, which may divert attention from other matters.

We have succession plans in place for other members of our executive management team, which we continue to review and update, and we have employment agreements with certain key executive officers. These plans and agreements do not guarantee the continued employment of current executive officers or that we will be able to find suitable management personnel to replace departing executive officers on a timely basis.

Our failure to attract and retain qualified personnel and control labor costs could adversely affect our business. Our business model requires us to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Our ability to control costs and meet our labor needs is subject to external factors such as unemployment levels, prevailing wage rates paid by those with whom we compete for talent, health care and minimum wage legislation, changing demographics and general wage inflationary pressure. If we are unable to attract and retain quality sales associates and management, embrace automation, such as robot, artificial intelligence, and self-checkout technology, as necessary, or if market conditions or changes to minimum wage laws result in the need for higher wages paid to employees, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised and our financial condition, results of operations and cash flows may be adversely affected.

Financial and Liquidity Risks

We will require significant funds to implement our business strategy and meet our other liquidity needs. We may not generate sufficient cash flow from operations or obtain sufficient borrowings under our credit agreement to finance our business strategy, including our rebanner strategy, and meet our other liquidity needs. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future growth or expenditure plans. We may utilize our credit agreement to fund working capital, including inventory purchases, and special purpose standby letters of credit, as needed. Significant decreases in cash flow from operations could result in our borrowing under the credit agreement to fund operational needs. If we borrow funds under our credit agreement and interest rates materially increase, our financial results could be adversely affected.

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

Risks Relating to the Ownership of Our Common Stock

We are controlled by our principal shareholders. J. Wayne Weaver, our Chairman of the Board of Directors, and his spouse together beneficially own approximately 31.7% of our outstanding common stock. In addition, Mr. Weaver's adult daughter is the sole trustee of several grantor retained annuity trusts and, as a result, beneficially owns less than 5% of our outstanding common stock held by such trusts. Accordingly, the Weaver family is able to exert substantial influence over our management and operations. In addition, their interests may differ from, or be opposed to, the interests of our other shareholders, and their ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

We cannot guarantee that we will continue to make dividend payments or that we will repurchase stock pursuant to our stock repurchase program. Our Board of Directors determines if it is in our best interest to pay a dividend to our shareholders and the amount of any dividend and declares all dividend payments. In the future, our results of operations and financial condition may not allow for a dividend to be declared, or the Board of Directors may decide not to continue to declare dividends. In addition, our current share repurchase program authorizes the purchase of up to $50 million of our common stock through December 31, 2026. However, we are not obligated to make any purchases under the share repurchase program and the program may be amended, suspended or discontinued at any time.

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

These cybersecurity reports are provided to our Audit Committee at least annually, and these reports are delivered by our Senior Vice President and Chief Information Officer (“CIO”). Our CIO has over 35 years of experience with our information systems and is versed in cybersecurity frameworks and best practices. A security committee assists the CIO with developing controls, selecting vendor partners, identifying emerging threats and implementing best practices within our risk-based framework. Our security team is comprised of professionals with cybersecurity certifications and specialized training. Our CIO addresses how we allocate capital resources to our cybersecurity processes with our executive leadership team, which includes our Interim Chief Executive Officer, Chief Operating Officer, Chief Merchandising Officer and Chief Financial Officer. The CIO reports directly to our Chief Operating Officer.

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

As of January 31, 2026, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, cash flow or financial condition.

Even with our current control processes and a continuous improvement mindset, cybersecurity threats constantly evolve. If the measures we have employed were to fail, or if a breach were to occur, it could result in impairment or loss of critical functions, such as the operation of our e-commerce websites, our Evansville distribution center, our corporate network and/or our point-of-sale systems, as examples. Additionally, confidential information could be compromised, or we could be defrauded or ransomed for a material amount of funds. Any of these outcomes could negatively affect our reputation and customer loyalty. The ultimate effects of a breach or loss in function or confidential information are difficult to quantify with any certainty, but such loss may be partially limited through insurance. See “Risk Factors—We could be adversely affected if our information technology systems fail to operate effectively, are disrupted or are compromised”, “—Various risks associated with our e-commerce platform may adversely affect our business and results of operations”, “—We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions to our business and increased costs” and “—Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation” in PART I, ITEM 1A of this Annual Report on Form 10-K, which risk factors are incorporated by reference into this section of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Physical Stores

As of our Fiscal 2025 year end, we leased our 426 stores located across 35 states and Puerto Rico. Approximately 98% of the leases for our existing stores provide for fixed minimum rentals and approximately 50% provide for contingent rental payments based upon various specified percentages of sales. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes.

Our stores utilize between 8,000 and 20,000 square feet of leased space. The sales area comprises substantially all (greater than 80%) of our typical gross store footprint.

Following is a roll forward of our leased locations over the last five years:

	Historical Store Count
Fiscal Years	2025	2024	2023	2022	2021
Stores open at the beginning of the year	430	400	397	393	383
New store openings	1	4	5	4	1
Stores acquired	0	28	0	0	21
Permanently closed	(5)	(2)	(2)	0	(12)
Stores open at the end of the year	426	430	400	397	393
Stores relocated	0	2	0	0	2
Stores rebannered	101	10	0	0	0

We performed a store improvement plan that was completed in Fiscal 2021. As part of that plan, we identified underperforming stores and worked to address these stores' performance through renegotiation of lease terms, relocation, or closure. While we continue to actively monitor our store portfolio, we do not expect any further significant closures over the next several years.

The following table identifies the number of our stores in each state and Puerto Rico as of our Fiscal 2025 year end:

State/Territory		State/Territory
Alabama	22	Nebraska	2
Arizona	3	New York	2
Arkansas	10	North Carolina	18
Colorado	3	North Dakota	3
Delaware	1	Ohio	18
Florida	32	Oklahoma	7
Georgia	22	Pennsylvania	9
Idaho	4	Puerto Rico	5
Illinois	32	South Carolina	11
Indiana	26	South Dakota	2
Iowa	11	Tennessee	19
Kansas	5	Texas	47
Kentucky	12	Utah	2
Louisiana	11	Virginia	6
Michigan	13	West Virginia	6
Minnesota	2	Wisconsin	27
Mississippi	9	Wyoming	1
Missouri	22	Total Stores	426
Montana	1

Distribution Center

Our 410,000 square foot distribution center is located in Evansville, Indiana. This facility can support the processing and distribution needs for approximately 470 stores. With additional resources added, including our right to expand the facility by 200,000 square feet, the current location could provide processing capacity for approximately 650 stores. We lease the facility from a third party. The initial lease term expires in 2034 and contains renewal options.

Corporate Headquarters and Support Center

We lease our corporate headquarters located in Fort Mill, South Carolina and own our office located in Evansville, Indiana.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Stock Market LLC under the trading symbol “SCVL.” As of March 20, 2026, there were approximately 111 holders of record of our common stock. We did not sell any unregistered equity securities during Fiscal 2025, Fiscal 2024 or Fiscal 2023.

Cash Dividends

During Fiscal 2025, we paid quarterly cash dividends of $0.15 per share for all four fiscal quarters. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On March 3, 2026, the Board of Directors increased the quarterly cash dividend from $0.150 to $0.170 per share, an increase of 13.3%, for the first quarter of Fiscal 2026. The quarterly cash dividend of $0.170 per share will be paid on April 20, 2026 to shareholders of record as of the close of business on April 6, 2026.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock under our Board-approved share repurchase program during the fourth quarter of Fiscal 2025. For a discussion of our share repurchase program, see “Share Repurchase Program” in PART II, ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Throughout Fiscal 2025, we issued treasury shares to certain employees upon the vesting of restricted stock units and performance stock units and for other stock awards, and to our non-employee directors upon the issuance of service-based restricted stock awards. We also repurchased 104,759 shares of common stock as a result of our withholding shares or allowing our employees to deliver shares to us for the income taxes resulting from the vesting of certain share-settled equity awards. We intend to continue issuing shares out of treasury to meet these needs.

The following table summarizes our repurchase activity during the fourth quarter of Fiscal 2025:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	of Shares
	Total		as Part	that May Yet
	Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased(1)	per Share	Programs(2)	Programs(2)
November 2, 2025 to November 29, 2025	0	$0.00	0	$50,000,000
November 30, 2025 to January 3, 2026	3,313	$16.88	0	$50,000,000
January 4, 2026 to January 31, 2026	0	$0.00	0	$50,000,000
	3,313		0

(1)
3,313 shares were withheld by us in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 10, 2025, our Board of Directors authorized a new share repurchase program (the “2026 Share Repurchase Program”) for up to $50.0 million of our outstanding common stock, effective January 1, 2026 and expiring on December 31, 2026. The 2026 Share Repurchase Program replaced the prior $50.0 million share repurchase program that was authorized in December 2024 and expired in accordance with its terms on December 31, 2025.

Credit Agreement's Impact on Share Repurchases and Dividends

Our amended and restated credit agreement, dated as of March 23, 2022 (our “Credit Agreement”), contains certain restrictions on our ability to pay cash dividends and to repurchase shares of our common stock. However, as long as our consolidated EBITDA is positive and there are either no or low borrowings outstanding under the Credit Agreement, we expect these restrictions would have no impact on our ability to pay cash dividends or execute share repurchases from cash on hand. The Credit Agreement stipulates that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to pay cash dividends or repurchase shares of our common stock in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the distribution, and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0. See Note 10 - “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for more information regarding the Credit Agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (the “MD&A”) should be read together with our consolidated financial statements and notes to those statements included in PART II, ITEM 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses Fiscal 2025 and Fiscal 2024 and year-over-year comparisons between Fiscal 2025 and Fiscal 2024. A discussion of Fiscal 2024 and year-over-year comparisons between Fiscal 2024 and Fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended February 1, 2025, filed with the SEC on March 21, 2025. At the end of this section of this Annual Report on Form 10-K, we have included historical data for the past five fiscal years to facilitate trend analysis of key data reported in our consolidated financial statements and other select operating data.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of footwear for the family, and our goal is to be the leading family footwear retailer in the United States. Our product assortment, whether shopping in a physical store or through our e-commerce sales channel, is primarily branded footwear and includes dress and casual shoes, sandals, boots, work, and a wide assortment of athletic shoes. We carry shoes in two general categories – athletics and non-athletics with subcategories for men’s, women’s and children’s and we also carry certain accessories. In addition to our physical stores, through our e-commerce sales channel, customers can purchase the same assortment of merchandise in all categories of footwear with expanded options in certain instances. During Fiscal 2025, we operated two banners: Shoe Carnival and Shoe Station. For a description of these two banners, including the in-store environment, target customer and product assortment, see PART I, ITEM 1 of this Annual Report on Form 10-K.

As of our Fiscal 2025 year end, we operated 426 stores across 35 states and Puerto Rico, consisting of 144 Shoe Station locations and 282 Shoe Carnival locations. As more fully described in PART I, ITEM 1 of this Annual Report on Form 10-K, at the end of Fiscal 2025, Shoe Station bannered stores represented approximately 34% of our total store fleet, compared to approximately 10% at the end of Fiscal 2024. During Fiscal 2025, we rebannered 101 stores into Shoe Station stores, consisting of 73 Shoe Carnival stores and all 28 Rogan’s stores.

On November 13, 2025, we announced that our Board of Directors unanimously approved changing our corporate name to Shoe Station Group, Inc., subject to shareholder approval at our Annual Meeting of Shareholders in June 2026. That proposed name change remains on the June 2026 agenda. The proposed corporate name change to Shoe Station Group, Inc. reflects the Board’s conviction that the Shoe Station concept is our primary long-term growth vehicle.

Store Portfolio and Our Banner Strategy

The following tables set forth our physical store count for Fiscal 2025 and Fiscal 2024, as impacted by store rebanners, acquisitions, store openings and store closures.

	January 31, 2026
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	360	0	0	(5)	(73)	282
Shoe Station	42	1	0	0	101	144
Rogan's	28	0	0	0	(28)	0

	February 1, 2025
	Beginning			Permanently		End of
Banner	of Period	Opened	Acquired	Closed	Rebannered	Period
Shoe Carnival	372	0	0	(2)	(10)	360
Shoe Station	28	4	0	0	10	42
Rogan's	0	0	28	0	0	28

As stated above, during Fiscal 2025, we rebannerd 101 stores into Shoe Station stores. Over time this rebanner strategy has evolved. Previous expectations were that approximately 70 additional stores would rebanner before Back-to-School in Fiscal 2026, with the Shoe Station stores then representing 51% of the current store fleet, and that over 90% of our fleet would operate as a Shoe Station store by the end of Fiscal 2028, with remaining locations to be evaluated for potential rebannering, outlet repositioning, or closure. This transition to substantially all Shoe Station stores was expected to generate both inventory reductions, as Shoe Station’s merchandising model requires less inventory per store, as well as cost savings from reduced dual-brand complexity across merchandising, marketing, systems, supply chain and back office.

In evaluating the performance of the 101 stores that were rebannered in Fiscal 2025, particularly Net Sales in the second-half of Fiscal 2025, we observed that, while Shoe Station's e-commerce results have been a meaningful contributor to banner-level sales growth, demonstrating strong consumer response to the Shoe Station brand and assortment online, there was significant variability in in-store sales performance across rebannered locations, with some stores performing well and others not achieving anticipated results.

As a result, we made the strategic decision to slow the pace of store rebanners in Fiscal 2026 from previously announced timelines to allow time to identify which consumer demographics are responding most favorably to the Shoe Station format, to determine which marketing channels are most effective in driving new customer acquisition, and to refine product mix in rebannered stores to improve in-store conversion. We now expect to rebanner approximately 21 stores during the first half of Fiscal 2026 while this evaluation is conducted.

The Shoe Station banner is expected to continue as our primary growth banner as we leverage our CRM customer data to identify opportunities both within our current markets as well as new markets outside of our current footprint that are best suited for the Shoe Station format.

However, in markets where Shoe Carnival has historically been a dominant family footwear retailer, those stores will continue to operate under the Shoe Carnival banner. The Shoe Carnival banner continues to serve an important customer base in a meaningful number of locations, and we expect to manage both banners accordingly.

Net Sales by Banner

For the past three fiscal years, Shoe Station has been a market leader in the Southeast, and, according to our view of available industry data, Shoe Station has been the fastest growing retailer in our industry in terms of Net Sales growth. During the same period, our Shoe Carnival banner and the family footwear industry experienced comparable stores Net Sales declines.

Net Sales from our Shoe Station banner grew from $99.9 million in Fiscal 2022 (the first full year of our ownership) to $236.7 million in Fiscal 2025 (excluding Net Sales from Rogan’s, which are discussed below). This increase included Net Sales growth of 4.5% in Fiscal 2023, 6.4% in Fiscal 2024, and 2.7% in Fiscal 2025 from both new stores and comparable store Net Sales increases. The remaining increase resulted from base Net Sales that were transferred from Shoe Carnival as stores rebannered.

Conversely, Net Sales from our Shoe Carnival banner declined from $1.161 billion in Fiscal 2022 to $821.8 million in Fiscal 2025. This decrease included Net Sales declines of 7.8% in Fiscal 2023, 5.7% in Fiscal 2024, and 7.7% in Fiscal 2025 from both net store closures and comparable store Net Sales declines. The remaining decrease resulted from base Net Sales that were transferred to Shoe Station as stores rebannered.

With respect to Net Sales transferred between banners, we categorize Net Sales generated from a rebannered store as Shoe Station Net Sales beginning in the month following the month the store rebanners. Net Sales in Fiscal 2024 and Fiscal 2025 that were transferred from Shoe Carnival to Shoe Station totaled $7.6 million and $111.3 million, respectively. Approximately $149 million of Net Sales were reported as Shoe Carnival and Rogan’s Net Sales until they were rebannered in Fiscal 2025. In Fiscal 2026, those Net Sales will be reported under the Shoe Station banner for the entirety of the year.

Rogan’s Net Sales were $75.6 million in Fiscal 2025 and $80.3 million in Fiscal 2024. During Fiscal 2025, we transitioned to a more profitable Net Sales approach at Rogan’s, which resulted in Rogan’s generating more product margin in Fiscal 2025 compared to Fiscal 2024, despite the lower Net Sales. With integration fully complete and synergies captured, we expect to no longer separate Rogan’s Net Sales from Shoe Station Net Sales beginning in Fiscal 2026.

Comparable Stores Net Sales

Comparable stores Net Sales is a key performance indicator for us. Comparable stores Net Sales include stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period, including those stores that have been relocated, remodeled or rebannered. Therefore, stores recently opened, acquired or permanently closed are not included in comparable stores Net Sales. We generally include e-commerce sales in our comparable stores Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores. Rogan’s comparable stores Net Sales were included in our comparable stores Net Sales quarterly calculations beginning in the thirteen weeks ended August 2, 2025 and will begin to be included in our comparable stores Net Sales annual calculations beginning in Fiscal 2026.

Fiscal 2025 Executive Summary

Our Fiscal 2025 Net Income was $52.3 million, or $1.90 per diluted share, and was lower than the $73.8 million, or $2.68 per diluted share, reported in Fiscal 2024. We estimate our Fiscal 2025 Net Income per Diluted Share decreased by approximately $0.66 as a result of our rebanner-related investment, as more fully described below. The decline in Net Income per Diluted Share was also impacted by certain tax credits and other benefits associated with the Rogan’s acquisition that totaled $0.19 in Fiscal 2024 and did not recur in Fiscal 2025. Our Net Income per Diluted Share otherwise increased $0.07 year over year before the impact of these prior year Rogan’s acquisition related benefits and Fiscal 2025 rebanner investments.

Our Net Sales declined 5.6% in Fiscal 2025 compared to Fiscal 2024, primarily due to a 7.7% decline in Net Sales at our Shoe Carnival banner as we maintained pricing discipline despite pressure on lower-income consumers and reduced promotional marketing. In contrast, our Shoe Station banner achieved Net Sales growth of 2.7% in Fiscal 2025 compared to Fiscal 2024, driven by our rebanner strategy, including omnichannel growth. Therefore, our Shoe Station banner’s Net Sales growth in Fiscal 2025 compared to Fiscal 2024 outperformed Shoe Carnival’s Net Sales decline by 10.4 percentage points.

Our comparable stores Net Sales also declined 5.6% and included comparable stores Net Sales growth in Back-to-School August. Our Shoe Station banner grew comparable stores Net Sales low single digits in Fiscal 2025, while comparable stores Net Sales at our Shoe Carnival banner declined high-single digits and was the primary driver of our overall comparable stores Net Sales decline.

We achieved a Gross Profit margin of 36.6%, up 100 basis points from Fiscal 2024 and above 35% for the fifth consecutive year. The increase included a 180 basis point increase in our merchandise margin, driven by disciplined pricing across all banners, a favorable mix shift toward Shoe Station’s higher income customers and deliberate inventory management decisions made in anticipation of tariff cost increases that are expected to fully impact Fiscal 2026. This increase was reduced by 80 basis points from buying, distribution and occupancy costs primarily due to deleverage on lower Net Sales.

Our Operating Income declined $24.4 million in Fiscal 2025 compared to Fiscal 2024. We estimate our Fiscal 2025 Operating Income declined approximately $24.1 million, or $0.66 per diluted share compared to Fiscal 2024 as a result of rebanner-related investment due to lost sales during a four-to-six-week store closure period through each store’s grand opening, store closing costs and asset write-offs, additional depreciation of new store construction costs, customer acquisition costs and other costs. This rebanner investment resulted in an approximate 0.5% reduction in Net Sales due to lost sales and an approximate 2.0% increase in our Selling, General and Administrative Expenses (“SG&A”) as a percent of Net Sales. Capital expenditures supporting the rebanner initiative totaled approximately $37.1 million in Fiscal 2025.

Fiscal 2025 marked the 21st consecutive fiscal year we ended with no debt. In each of the last five years, we have funded our operations and growth investments, including our acquisitions of Shoe Station and Rogan’s and our current year rebanner and inventory investments, without drawing on our credit facility. We ended Fiscal 2025 with $130.7 million of Cash, Cash Equivalents and Marketable Securities, up 6% compared to the end of Fiscal 2024 and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives. Cash flows from operations in Fiscal 2025 totaled $71.3 million.

Our Merchandise Inventories at the end of Fiscal 2025 were $439.6 million, up approximately 14% compared to the end of Fiscal 2024. We increased our inventory positions this year, taking advantage of opportunistic buys for seasonal and in-demand merchandise. This strategy improved availability of key merchandise and drove margin expansion in Fiscal 2025. We anticipate declines in Merchandise Inventories in Fiscal 2026 in a range of $50 to $65 million, as we expect to sell the remaining opportunistic pre-tariff and in-demand product purchased in Fiscal 2025 and increase promotional activity to work through excess inventory not part of our ongoing assortment, including legacy Shoe Carnival inventory, that will no longer be required as more Shoe Carnival stores rebanner. The promotional activity necessary to sell this inventory is expected to reduce gross profit margins in Fiscal 2026 compared to the 36.6% gross profit margin achieved in Fiscal 2025.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of Net Sales for the following fiscal years:

	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution, and occupancy costs)	63.4	64.4	64.2
Gross profit	36.6	35.6	35.8
Selling, general and administrative expenses	30.7	28.0	27.8
Operating income	5.9	7.6	8.0
Interest and other income	(0.3)	(0.5)	(0.2)
Interest expense	0.0	0.0	0.0
Income before income taxes	6.2	8.1	8.2
Income tax expense	1.6	2.0	2.0
Net income	4.6%	6.1%	6.2%

Fiscal 2025 Compared to Fiscal 2024

Net Sales

Net Sales were $1.135 billion during Fiscal 2025, a decrease of $67.6 million, or 5.6%, compared to Fiscal 2024. The decrease was primarily due to a 7.7% Net Sales decline at our Shoe Carnival banner, as we maintained pricing discipline despite pressure on lower-income consumers and reduced promotional marketing. This decrease was partially offset by continued growth from our Shoe Station banner, which contributed a 2.7% increase in Net Sales compared to Fiscal 2024. Our 5.6% comparable stores Net Sales decline included an approximate 13% decrease in units sold, partially offset by pricing increases. Our Shoe Carnival banner comparable stores Net Sales declined high-single digits, while our Shoe Station banner comparable stores Net Sales increased low-single digits. E-commerce sales were approximately 10% of merchandise sales in both Fiscal 2025 and Fiscal 2024.

Gross Profit

Gross Profit was $415.2 million in Fiscal 2025, a decrease of $13.6 million compared to Fiscal 2024. Gross profit margin in Fiscal 2025 was 36.6% compared to 35.6% in Fiscal 2024. The 100 basis point increase in gross profit margin was driven by a 180 basis point increase in merchandise margin due to disciplined pricing, favorable mix shift toward Shoe Station's higher-income consumer, and deliberate inventory management decisions made in anticipation of tariff cost increases that are expected to fully impact Fiscal 2026. This increase was partially offset by 80 basis points from buying, distribution and occupancy costs, primarily due to deleveraging on lower Net Sales in Fiscal 2025 compared to Fiscal 2024.

Selling, General and Administrative Expenses

SG&A increased $10.8 million in Fiscal 2025 to $348.4 million compared to $337.6 million in Fiscal 2024. The increase was due primarily to expenses associated with our rebanner strategy, partially offset by decreases in selling expenses impacting our other stores in Fiscal 2025 compared to Fiscal 2024. As a percent of Net Sales, SG&A were 30.7% in Fiscal 2025 compared to 28.0% in Fiscal 2024, with the increase being due primarily to the rebanner costs incurred in Fiscal 2025, which increased SG&A as a percent of Net Sales by approximately two percentage points, and deleveraging from lower Net Sales outpacing cost control measures.

Interest and Other Income and Interest Expense

Changes in our Interest and Other Income and our Interest Expense decreased our Income Before Income Taxes by $2.7 million in Fiscal 2025 compared to Fiscal 2024. This decrease was primarily due to pandemic-related tax credits of $3.0 million recognized in Fiscal 2024 associated with our acquisition of Rogan's, partially offset by higher interest earned on invested cash balances.

Income Taxes

The effective income tax rate for Fiscal 2025 was 25.7% compared to 24.3% for Fiscal 2024. The higher effective tax rate in Fiscal 2025 compared to Fiscal 2024 was due to discrete adjustments related to share-settled equity awards and favorable impacts recognized in Fiscal 2024 associated with our acquisition of Rogan’s.

Liquidity and Capital Resources

Our primary sources of liquidity are $130.7 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of Fiscal 2025, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for working capital, which are principally inventory purchases, investments in our stores, such as rebanners and new stores, remodels and relocations, distribution center initiatives, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of capital projects, including investments in new systems. As part of our growth strategy, we have also pursued strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $71.3 million in Fiscal 2025 compared to $102.6 million during Fiscal 2024. The decrease in operating cash flow was primarily driven by increased inventory purchases and the reduction in Net Income as a result of costs incurred to support our rebanner strategy.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBB"). The OBBB made key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and domestic research cost expensing. We estimate that the OBBB decreased our cash paid for taxes in Fiscal 2025 by approximately 30%. There was no material change in our effective income tax rate for Fiscal 2025 as a result of the OBBB.

Working capital increased on a year-over-year basis and totaled $437.7 million at January 31, 2026 compared to $405.7 million at February 1, 2025. The increase was primarily attributable to higher Merchandise Inventories and a higher cash balance, partially offset by higher Accounts Payable. Our current ratio was 3.8 as of January 31, 2026, compared to 4.1 as of February 1, 2025.

Cash Flow - Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During Fiscal 2025 and Fiscal 2024, we expended $44.7 million and $33.2 million, respectively, for the purchases of property and equipment, primarily related to rebanners, store remodels, and opening five new Shoe Station stores over both fiscal years.

Our Rogan’s acquisition in first quarter 2024 resulted in the payment of cash consideration of $44.8 million, net of cash acquired, in Fiscal 2024. Additional information regarding the Rogan’s acquisition, including information on the additional contingent consideration of up to $5.0 million, can be found in Note 3 — “Acquisition of Rogan Shoes”

in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.6 million at January 31, 2026, compared to $14.4 million at February 1, 2025. Additional information can be found in Note 4 — “Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K.

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

During Fiscal 2025, net cash used in financing activities was $18.9 million compared to $15.3 million during Fiscal 2024. The increase in net cash used in financing activities was primarily due to the increase in dividend payments and shares surrendered by employees to pay taxes on stock-based compensation awards. During Fiscal 2025 and Fiscal 2024, we did not borrow or repay funds under our Credit Agreement. Letters of credit outstanding were $1.0 million at January 31, 2026, and our borrowing capacity was $99.0 million. We also did not repurchase any shares under our share repurchase program in either Fiscal 2025 or Fiscal 2024.

Our Credit Agreement requires us to maintain compliance with various financial covenants. See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its covenants. We were in compliance with these covenants as of January 31, 2026.

Store Rebanners, Openings and Closings

We ended Fiscal 2025 with 426 stores, comprised of 282 Shoe Carnival stores and 144 Shoe Station stores. During Fiscal 2025, we rebannered 101 stores, consisting of 73 Shoe Carnival stores and all 28 Rogan’s stores. During Fiscal 2025, we opened one new Shoe Station store and permanently closed five Shoe Carnival stores. We believe our current Shoe Station store footprint provides for growth in new markets within the United States as well as fill-in opportunities within existing markets.

We expect to rebanner approximately 21 stores during the first half of Fiscal 2026, increasing the number of our Shoe Station stores to 165 by Back-to-School in Fiscal 2026, representing 39% of our current store base. We expect a reduction in our Fiscal 2026 Operating Income of $10 to $15 million for continued rebanner investment to support stores rebannered in Fiscal 2025 and those that are planned to rebanner in Fiscal 2026, inclusive of expected lower margins to work through excess inventory as more stores rebanner. We anticipate additional capital expenditures in Fiscal 2026 of between $5 to $7 million to support the rebanner initiative. Though impacting near-term profitability and liquidity, we expect these investments will position us for more sustainable future performance.

Increasing market penetration by adding new stores is also a key component of our long-term growth strategy. We do not anticipate opening any new stores in Fiscal 2026 given our focus on rebannering and pursing acquisitions. Future store growth may also be impacted by macroeconomic uncertainty, and our ability to identify desirable locations and/or acquisition partners. We expect limited store closures over the next several years.

Capital Expenditures – Fiscal 2026

Capital expenditures for Fiscal 2026 are expected to be between $12 million and $18 million, inclusive of the $5 million to $7 million related to rebanner activity. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends

During Fiscal 2025, four quarterly cash dividends of $0.15 per share were approved and paid. In Fiscal 2024, we paid four quarterly cash dividends of $0.135 per share. During Fiscal 2025 and Fiscal 2024, we returned $16.7 million and $14.7 million, respectively, in cash to our shareholders through our quarterly dividends.

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

Share Repurchase Program

On December 10, 2025, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2026 (the “2026 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2026 and in accordance with applicable laws, rules and regulations. The 2026 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors, subject to the restrictions in our Credit Agreement. See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for a further discussion of our Credit Agreement and its restrictions.

The 2026 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2024, became effective January 1, 2025 and expired in accordance with its terms on December 31, 2025. No shares were repurchased during Fiscal 2025 or Fiscal 2024.

Leases

Rent-related payments made in Fiscal 2025 totaled $98.1 million. As we are contractually obligated to make lease payments to landlords, estimated future payments to landlords and lease-related charges are expected to be significant in future years and will increase in future years due to expected organic and acquired store growth. These payments include estimates for fixed minimum and contingent rent, estimated reimbursements to landlords for common area maintenance, taxes and insurance and other occupancy related charges. See Note 11 – “Leases” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this Annual Report on Form 10-K for further discussion of our lease obligations.

Impact of Store Count and Seasonality on Quarterly Results

Our quarterly results of operations have fluctuated and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores and closing underperforming stores.

(Unaudited, in thousands, except per share amounts)

Fiscal 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$277,715	$306,388	$297,155	$254,066
Gross profit	95,777	118,808	111,837	88,728
Operating income	11,965	25,228	18,623	10,942
Net income	9,343	19,225	14,646	9,055
Net income per share – Diluted (1)	$0.34	$0.70	$0.53	$0.33

Fiscal 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$300,365	$332,696	$306,885	$262,939
Gross profit	106,800	119,943	110,382	91,669
Operating income	22,507	30,079	24,529	14,037
Net income	17,286	22,573	19,242	14,665
Net income per share – Diluted (1)	$0.63	$0.82	$0.70	$0.53

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

Factors considered when we review our inventory to properly state it at lower of cost or net realizable value include recent sale prices, historical loss rates, the length of time merchandise has been held in inventory, quantities of the various styles held in inventory, seasonality of the merchandise, expected consideration to be received from our vendors and current and expected future sales trends. We also review aging trends, which include the historical rate at which merchandise has sold below cost and the value and nature of merchandise currently held in inventory and priced below original cost. We reduce the value of our inventory to its estimated net realizable value where cost exceeds the estimated future selling price. Merchandise Inventories as of January 31, 2026 totaled $439.6 million, representing approximately 37% of total assets. Merchandise Inventories as of February 1, 2025 totaled $385.6 million, representing approximately 34% of total assets. Given the significance of inventories to our consolidated financial statements, the determination of net realizable value is a critical accounting estimate. Material changes in the factors noted above could have a significant impact on the actual net realizable value of our inventory and our reported operating results.

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

Goodwill is reviewed for impairment at our single reporting unit level. We have the option to either first perform a qualitative assessment to determine whether it is “more likely than not” that the reporting unit's fair value is less than its carrying value, or to proceed directly to the quantitative assessment, which requires a comparison of the reporting unit's fair value to its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, expense factors, overall financial performance, entity specific and reporting unit events, capital markets and pricing and breakeven multiples. If we determine that the fair value of our reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. In performing an impairment test for our Goodwill in Fiscal 2025, we completed the qualitative assessment on November 2, 2025. We determined that it was not “more likely than not” that the fair value of our reporting unit was less than the carrying value; therefore, no quantitative assessment was performed and no impairment was recorded.

With respect to the Shoe Station and Rogan’s trade names, we elected to bypass the qualitative assessment and performed a quantitative assessment in Fiscal 2025 for each trade name. In the current year, revenue supporting the Rogan’s trade name included Rogan’s stores that were co-branded as “Shoe Station at Rogan’s” and the business-to-business operations solely branded as “Rogan’s Work.” These stores and business-to-business operations continue to broadly use the Rogan’s trade name. Both the Shoe Station and Rogan’s data sets were assessed using respective revenue growth, discount rate and royalty rate assumptions. Significant changes in our estimates and assumptions could affect our fair value calculations. We performed these assessments on November 2, 2025 and our estimate of fair values exceeded the carrying amounts; therefore, no impairments were recorded.

Leases – We lease our retail stores, our Evansville distribution center and our corporate headquarters in Fort Mill, South Carolina. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases. Therefore, how operating leases are recognized throughout the financial statements in accordance with applicable accounting guidance can have a significant impact on our financial condition and results of operations and related disclosures.

In accordance with Accounting Standards Codification Topic No. 842 – Leases, on the lease commencement date we recognize a right-of-use asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term. The weighted average discount rate utilized in Fiscal 2025 and Fiscal 2024 was 5.1% and 4.7%, respectively.

For new leases, renewals or amendments and when we make material investments in leased properties pursuant to our rebanner strategy or other modernization investments, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial and modified right-of-use assets. The amount of amortized rent expense would vary if different estimates and assumptions were used.

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

Historical Financial and Operating Data

The following historical financial data is included for the convenience of assessing trends in our financial condition and results of operations over the previous five fiscal years. A more detailed description of the fluctuations among Fiscal 2021 – Fiscal 2024 can be found in our Annual Reports on Form 10-K filed for those previous fiscal years.

(In thousands, except per share and operating data)

Fiscal years (1)	2025	2024	2023	2022	2021
Income Statement Data:
Net sales	$1,135,324	$1,202,885	$1,175,882	$1,262,235	$1,330,394
Gross profit	$415,150	$428,794	$421,390	$468,164	$526,787
Operating income	$66,758	$91,152	$93,505	$146,444	$207,654
Net income	$52,269	$73,766	$73,348	$110,068	$154,881
Diluted net income per share	$1.90	$2.68	$2.68	$3.96	$5.42

Dividends declared per share	$0.600	$0.540	$0.440	$0.360	$0.280

Balance Sheet Data:
Cash and cash equivalents	$117,091	$108,680	$99,000	$51,372	$117,443
Total assets	$1,201,743	$1,124,133	$1,042,025	$989,781	$812,264
Long-term debt	$0	$0	$0	$0	$0
Total shareholders’ equity	$689,666	$648,996	$583,389	$525,568	$452,533

Operating Data:
Stores open at end of year	426	430	400	397	393
Comparable stores net sales (2)(3)	-5.6%	-3.9%	-8.8%	-11.1%	35.3%
Square footage of store space at year end (000’s)	4,937	4,968	4,569	4,505	4,419
Average sales per store (000’s) (2)(4)(6)	$2,644	$2,766	$2,897	$3,159	$3,473
Average sales per square foot (2)(5)(6)	$253	$246	$255	$281	$321

(1) Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2025, 2024, 2023, 2022 and 2021 relate respectively to the fiscal years ended January 31, 2026, February 1, 2025, February 3, 2024, January 28, 2023 and January 29, 2022. Fiscal 2023 consisted of 53 weeks and fiscal years 2025, 2024, 2022 and 2021 all consisted of 52 weeks.

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

(4) Average sales per store includes e-commerce sales in states with a physical store location.

(5) Average sales per square foot includes net e-commerce sales. We include e-commerce sales in our average sales per square foot as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

(6) In fiscal year 2021 average sales per store and average sales per square foot include only Shoe Carnival banner stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable on our credit agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings under our credit agreement during Fiscal 2025.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item follows Deloitte & Touche LLP’s audit opinion, which begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoe Carnival, Inc. and subsidiaries (the "Company") as of January 31, 2026, and February 1, 2025, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•
We tested the recorded inventory reserve by developing an expectation for the amount of the inventory reserve and comparing our expectation to the amount recorded by management.
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

March 26, 2026

We have served as the Company's auditor since 1988.

Shoe Carnival, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	January 31, 2026	February 1, 2025
Assets
Current Assets:
Cash and cash equivalents	$117,091	$108,680
Marketable securities	13,636	14,432
Accounts receivable	6,370	9,018
Merchandise inventories	439,638	385,605
Other	19,402	18,409
Total Current Assets	596,137	536,144
Property and equipment – net	185,610	172,806
Operating lease right-of-use assets	349,582	343,547
Intangible assets	40,923	40,968
Goodwill	18,018	18,018
Other noncurrent assets	11,473	12,650
Total Assets	$1,201,743	$1,124,133

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$79,170	$52,030
Accrued and other liabilities	21,199	25,382
Current portion of operating lease liabilities	58,057	53,013
Total Current Liabilities	158,426	130,425
Long-term portion of operating lease liabilities	313,368	314,974
Deferred income taxes	26,879	18,879
Deferred compensation	12,114	10,011
Other	1,290	848
Total Liabilities	512,077	475,137

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period	410	410
Additional paid-in capital	93,129	90,371
Retained earnings	808,807	773,353
Treasury stock, at cost, 13,674,916 and 13,874,787 shares, respectively	(212,680)	(215,138)
Total Shareholders’ Equity	689,666	648,996
Total Liabilities and Shareholders’ Equity	$1,201,743	$1,124,133

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$1,135,324	$1,202,885	$1,175,882
Cost of sales (including buying, distribution and occupancy costs)	720,174	774,091	754,492
Gross profit	415,150	428,794	421,390
Selling, general and administrative expenses	348,392	337,642	327,885
Operating income	66,758	91,152	93,505
Interest and other income	(4,002)	(6,648)	(2,917)
Interest expense	373	314	282
Income before income taxes	70,387	97,486	96,140
Income tax expense	18,118	23,720	22,792
Net income	$52,269	$73,766	$73,348
Net income per share:
Basic	$1.91	$2.72	$2.69
Diluted	$1.90	$2.68	$2.68
Weighted average shares:
Basic	27,318	27,157	27,231
Diluted	27,535	27,524	27,407

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued	Treasury	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 28, 2023	41,049	(13,884)	$410	$83,423	$653,450	$(211,715)	$525,568
Dividends ($0.44 per share)					(12,151)		(12,151)
Employee stock purchase plan purchases		9		53		130	183
Stock-based compensation awards		306		(4,667)		4,667	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(119)				(3,037)	(3,037)
Purchase of common stock for Treasury		(231)				(5,451)	(5,451)
Stock-based compensation expense				4,929			4,929
Net income					73,348		73,348
Balance at February 3, 2024	41,049	(13,919)	$410	$83,738	$714,647	$(215,406)	$583,389
Dividends ($0.54 per share)					(15,060)		(15,060)
Employee stock purchase plan purchases		6		72		97	169
Stock-based compensation awards		59		(915)		915	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(21)				(744)	(744)
Stock-based compensation expense				7,476			7,476
Net income					73,766		73,766
Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends ($0.60 per share)					(16,815)		(16,815)
Employee stock purchase plan purchases		11		10		162	172
Stock-based compensation awards		294		(4,564)		4,564	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(105)				(2,268)	(2,268)
Stock-based compensation expense				7,312			7,312
Net income					52,269		52,269
Balance at January 31, 2026	41,049	(13,675)	$410	$93,129	$808,807	$(212,680)	$689,666

See notes to consolidated financial statements.

Shoe Carnival, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	January 31, 2026	February 1, 2025	February 3, 2024
Cash Flows From Operating Activities
Net income	$52,269	$73,766	$73,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,348	31,065	28,794
Stock-based compensation	7,312	7,697	4,887
Loss (Gain) on retirement and impairment of assets, net	1,836	(158)	130
Deferred income taxes	8,000	564	5,497
Non-cash operating lease expense	57,578	56,493	54,998
Other	1,749	(1,144)	728
Changes in operating assets and liabilities:
Accounts receivable	2,617	(4,060)	459
Merchandise inventories	(54,033)	2,183	43,948
Operating lease liabilities	(60,176)	(55,490)	(59,129)
Accounts payable and accrued liabilities	24,711	(10,529)	(22,214)
Other	(4,911)	2,251	(8,690)
Net cash provided by operating activities	71,300	102,638	122,756
Cash Flows From Investing Activities
Purchases of property and equipment	(44,716)	(33,161)	(56,281)
Investments in marketable securities	(2,772)	(1,161)	(403)
Sales of marketable securities and other	3,470	1,412	2,045
Acquisition, net of cash acquired	0	(44,762)	0
Net cash used in investing activities	(44,018)	(77,672)	(54,639)
Cash Flows From Financing Activities
Proceeds from issuance of stock	172	169	183
Dividends paid	(16,748)	(14,711)	(12,190)
Purchase of common stock for treasury	0	0	(5,445)
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,268)	(744)	(3,037)
Other	(27)	0	0
Net cash used in financing activities	(18,871)	(15,286)	(20,489)
Net increase in cash and cash equivalents	8,411	9,680	47,628
Cash and cash equivalents at beginning of year	108,680	99,000	51,372
Cash and cash equivalents at end of year	$117,091	$108,680	$99,000
Supplemental disclosures of cash flow information:
Cash paid during year for interest	$282	$283	$279
Cash paid during year for income taxes, net of refunds	$10,708	$21,194	$19,232
Capital expenditures incurred but not yet paid	$2,701	$1,356	$1,472
Dividends declared but not yet paid	$694	$628	$278
Contingent consideration related to business acquisition	$0	$3,600	$0

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

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53 week year ending on the Saturday closest to January 31. Unless otherwise stated, references to years 2025, 2024 and 2023 relate to the fiscal years ended January 31, 2026 (“Fiscal 2025”), February 1, 2025 (“Fiscal 2024”) and February 3, 2024 (“Fiscal 2023”), respectively. Fiscal 2025 and Fiscal 2024 consisted of 52 weeks while Fiscal 2023 consisted of 53 weeks.

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

Cash and Cash Equivalents

We had Cash and Cash Equivalents of $117.1 million at January 31, 2026 and $108.7 million at February 1, 2025. Credit and debit card receivables and receivables due from a third party totaling $5.9 million and $6.9 million were included in cash equivalents at January 31, 2026 and February 1, 2025, respectively. Credit and debit card receivables generally settle within three days; receivables due from third parties generally settle within five business days.

We consider all short-term investments with an original maturity date of three months or less to be cash equivalents. As of January 31, 2026 and February 1, 2025, all invested cash was held in money market mutual funds. While investments are not considered by management to be at significant risk, they could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to either invested cash or cash held in our bank accounts.

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

Leases

We account for our leases in accordance with Accounting Standards Codification Topic No. 842 - Leases. We evaluate whether a contract is an operating or finance lease at its inception or at its acquisition. Substantially all of our leases were operating leases as of January 31, 2026; however, as a result of the acquisition of Rogan's, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less were not significant and we have elected to expense them as incurred.

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

For new leases, renewals or amendments, or when we make material investments in leased properties, we make certain estimates and assumptions regarding property values, market rents, property lives, discount rates and probable terms. These estimates and assumptions can impact: (1) lease classification and the related accounting treatment; (2) rent holidays, escalations or deferred lease incentives, which are taken into consideration when calculating straight-line expense; (3) the term over which leasehold improvements for each store are amortized; and (4) the values and lives of adjustments to initial ROU assets. The amount of amortized rent expense would vary if different estimates and assumptions were used.

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

Goodwill and Intangible Asset Impairment Testing

Goodwill recorded on our Consolidated Balance Sheets resulted from our acquisitions of substantially all of the assets and liabilities of Shoe Station, Inc. (“Shoe Station”) and all of the common stock of Rogan's and is based on a fair value allocation of the purchase price at the time of the respective acquisitions. Goodwill is charged to expense only when it is impaired. This test is performed at least annually and is performed at the beginning of our fiscal fourth quarter. No goodwill impairments were recognized in Fiscal 2025, Fiscal 2024 or Fiscal 2023.

We also annually test non-amortizing Intangible Assets for impairment. Trade names acquired as part of the Shoe Station and Rogan's acquisitions are our primary non-amortizing Intangible Assets. No impairments of non-amortizing Intangible Assets were recognized in Fiscal 2025, Fiscal 2024 or Fiscal 2023.

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

Consideration received after the related merchandise has been sold is recorded as an offset to Cost of Sales in the period negotiations are finalized. For consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our Cost of Sales at the time of sale. Should the consideration received be related to something other than the vendor’s product and such consideration received exceeds the incremental costs incurred then the excess consideration is recorded as a reduction to the cost of on-hand inventory and allocated to Cost of Sales in future periods as the inventory is estimated to be sold.

Advertising Costs

Digital media, print, television, radio, outdoor media and internal production costs are expensed when incurred. External production costs are expensed in the period the advertisement first takes place. Advertising expenses included in SG&A were $58.7 million, $50.5 million and $56.3 million in fiscal years 2025, 2024 and 2023, respectively.

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

Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Consolidated Statements of Income:

	Fiscal Year Ended
	January 31, 2026			February 1, 2025			February 3, 2024
	(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$52,269			$73,766			$73,348
Conversion of share-based compensation arrangements	0			0			0
Net income available for basic common shares and basic net income per share	$52,269	27,318	$1.91	$73,766	27,157	$2.72	$73,348	27,231	$2.69
Diluted Net Income per Share:
Net income	$52,269			$73,766			$73,348
Conversion of share-based compensation arrangements	0	217		0	367		0	176
Net income available for diluted common shares and diluted net income per share	$52,269	27,535	$1.90	$73,766	27,524	$2.68	$73,348	27,407	$2.68

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. No unvested stock-based awards were excluded from the computation of Diluted Net Income per Share for Fiscal 2025, Fiscal 2024 or Fiscal 2023.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU became effective for fiscal years beginning after December 15, 2024. We adopted this ASU as required and the additional disclosures required can be found in Note 12 – “Income Taxes.”

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBB"). The OBBB made key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. Accounting Standards Codification Topic No. 740, "Income Taxes", requires that we recognize the effects of changes in tax rates and laws in the period in which the legislation is enacted. Consequently, our Fiscal 2025 results reflect an increase in deferred tax expense, primarily due to the impact of the 100% bonus depreciation and domestic research cost expensing provided for in the OBBB, partially offset by reductions in our current tax expense. Enactment of the OBBB did not have a material impact on our financial statements, including our Fiscal 2025 effective tax rate.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance amends certain requirements related to interim reporting and associated disclosures. The amendments are intended to enhance transparency and consistency of information provided in interim financial statements. We are currently evaluating the provisions of this guidance and the timing of adoption. Based on our preliminary assessment, we do not expect the adoption of this guidance, which is required for periods beginning after December 15, 2027, to have a material impact on our consolidated financial statements and related disclosures.

Note 3 – Acquisition of Rogan Shoes

On February 13, 2024, we acquired all of the stock of Rogan’s, a privately-held 53-year-old work and family footwear company incorporated in Wisconsin, for a purchase price of $44.8 million, net of $2.2 million of cash acquired, which was paid with cash on hand. This included $378,000 of purchase accounting adjustments which were paid in fourth quarter 2024. Additional consideration of up to $5.0 million may be paid by the Company subject to the achievement of three-year growth targets. At the time of the acquisition, Rogan’s operated 28 store locations in Wisconsin, Minnesota and Illinois. The Rogan’s acquisition immediately positioned us as the market leader in Wisconsin, and it established a store base in Minnesota, creating additional expansion opportunities.

Rogan’s results were included in our consolidated financial statements since the acquisition date. Net Sales from our Rogan’s operations were $75.6 million in Fiscal 2025 and $80.3 million in Fiscal 2024. Acquisition-related costs of $570,000 and $806,000 were expensed as incurred and were included in SG&A in Fiscal 2024 and Fiscal 2023, respectively. No acquisition-related costs were included in SG&A in Fiscal 2025.

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

Our fair value estimate of the contingent consideration for the Rogan’s acquisition was determined using a Monte Carlo simulation and other methods that account for the probabilities of various outcomes and was recorded in Other long-term liabilities. Significant assumptions used for the valuation include the discount rate, projected cash flows and calculated volatility. This contingent consideration is remeasured on a recurring basis at fair value, with any adjustments to the payment due to Rogan’s former owners reflected within SG&A. The fair value of the contingent consideration liability was $451,000 and $395,000 as of January 31, 2026 and February 1, 2025, respectively. In Fiscal 2025 and Fiscal 2024, adjustments to the contingent consideration included in SG&A were benefits of $25,000 and $3.2 million, respectively.

Identifiable intangible assets include Rogan’s trade name and customer relationships. We assigned an indefinite life to Rogan’s trade name; therefore, Goodwill and Rogan’s trade name will be charged to expense only if impaired. Impairment reviews have been, and will be, conducted at least annually and involve a comparison of fair value to the carrying amount. If fair value is less than the carrying amount, an impairment loss would be recognized in SG&A. Customer relationships are subject to amortization and will be amortized over a period of 20 years. The amortization of the customer relationships was $45,000 in both Fiscal 2025 and Fiscal 2024. Goodwill and the acquisition-related Intangible Assets are not deductible for tax purposes.

Note 4 – Fair Value of Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at January 31, 2026 and February 1, 2025:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of January 31, 2026:
Cash equivalents – money market mutual funds	$109,149	$0	$0	$109,149
Marketable securities - mutual funds that fund deferred compensation	13,636	0	0	13,636
Total	$122,785	$0	$0	$122,785

As of February 1, 2025:
Cash equivalents – money market mutual funds	$95,963	$0	$0	$95,963
Marketable securities - mutual funds that fund deferred compensation	14,432	0	0	14,432
Total	$110,395	$0	$0	$110,395

See Note 13 – “Employee Benefit Plans” for additional discussion and additional disclosures related to our Marketable Securities that fund deferred compensation. The fair values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities approximate their carrying values because of their short-term nature.

The fair value of the Shoe Station and Rogan’s trade names were estimated when tested for impairment using a relief-from-royalty method. The estimates and assumptions used in the determination of the fair value of each brand included their respective projected revenue growth, long-term growth rate, the royalty rate and discount rate. No impairments were recognized.

Note 5 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for fiscal years 2025, 2024 and 2023 were as follows:

(In thousands)	January 31, 2026		February 1, 2025		February 3, 2024
Non-Athletics:
Women's	$266,954	23%	$295,776	25%	$310,280	26%
Men's	201,526	18	214,273	18	191,476	16
Children's	74,886	7	83,358	7	87,986	7
Total	543,366	48	593,407	50	589,742	49
Athletics:
Women's	185,106	16	186,682	15	170,938	15
Men's	201,447	18	203,991	17	195,315	17
Children's	141,317	12	147,203	12	150,422	13
Total	527,870	46	537,876	44	516,675	45
Accessories	58,009	5	65,356	5	63,446	5
Other	6,079	1	6,246	1	6,019	1
Total	$1,135,324	100%	$1,202,885	100%	$1,175,882	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at January 31, 2026 or February 1, 2025.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventory is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. At January 31, 2026, approximately $1.1 million of refund liabilities and $545,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively. At February 1, 2025, approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At January 31, 2026 and February 1, 2025, $2.0 million and $2.3 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was $457,000 in Fiscal 2025. Breakage revenue associated with our gift cards recognized in Net Sales was $845,000 in Fiscal 2024, primarily related to Rogan’s as well as increasing breakage rates. Breakage revenue associated with our gift cards recognized in Net Sales was not material in Fiscal 2023.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. Loyalty awards recognized in Net Sales were $4.1 million, $3.5 million and $6.1 million during fiscal years 2025, 2024 and 2023, respectively. At January 31, 2026 and February 1, 2025, approximately $627,000 and $564,000 of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 6 – Segment Reporting

Shoe Carnival, Inc. has a single operating and reportable segment that sells footwear and related merchandise for the family across our retail banners and sales channels. With respect to our omnichannel strategy, our e-commerce sales channel is integrated with our physical store locations across 35 states and Puerto Rico and is fundamentally inseparable in how we serve our target customers.

Our chief operating decision maker (“CODM”) during Fiscal 2025 was our president and chief executive officer. The CODM assessed performance and decided how to allocate resources based on Net Income that also is reported on the income statement as our consolidated Net Income. The CODM used Net Income to evaluate performance in deciding whether to reinvest profits, facilitate acquisitions or return funds to shareholders through dividends or share repurchases. Net Income was used to monitor budget versus actual results and in competitive analysis by benchmarking to our peers and competitors. The benchmarking analysis and the monitoring of budgeted versus actual results were used in assessing our performance and in establishing management’s compensation.

We have concluded that, on the basis of the principles in FASB ASU 2023-07, Segment Reporting (Topic 280), the expenses below require disclosure under the significant expense principle. The CODM did not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for fiscal years 2025, 2024 and 2023 are as follows:

(In thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$1,135,324	$1,202,885	$1,175,882
Less:
Merchandise & delivery costs (1)	628,916	683,816	669,629
Store occupancy costs	91,258	90,275	84,863
Store expenses (2)	160,127	163,398	157,581
E-commerce expenses (3)	16,368	19,104	19,430
Advertising	58,747	50,533	56,272
Store depreciation and other selling expenses (4)	43,605	39,947	35,034
General and administrative expenses (5)	69,545	64,660	59,568
Other segment items (6)	0	(3,043)	0
Interest income	(4,002)	(3,605)	(2,917)
Interest expense	373	314	282
Income tax expense	18,118	23,720	22,792
Net income	$52,269	$73,766	$73,348

(1)
Merchandise & delivery costs include the cost of merchandise and other buying and distribution costs.
(2)
Store expenses include selling expenses generally controlled operationally at the store level, such as store level payroll.
(3)
E-commerce expenses include primarily website maintenance costs and other selling expenses.
(4)
See Note 7 – “Property and Equipment” for more information. Other selling expenses include store-related health care, other insurance, licensing/tax costs and Property and Equipment write-offs.
(5)
General and administrative expenses include departmental and corporate expenses, including incentive and share-based compensation and merger and integration expenses.
(6)
Other segment items represent non-operating income resulting from pandemic-related tax credits associated with our acquisition of Rogan's in February 2024.

Note 7 – Property and Equipment

The following is a summary of Property and Equipment:

(In thousands)	January 31, 2026	February 1, 2025
Land	$1,564	$1,564
Buildings	7,753	7,735
Furniture, fixtures and equipment	255,038	243,435
Leasehold improvements	222,381	201,674
Total	486,736	454,408
Less accumulated depreciation and amortization	(301,126)	(281,602)
Property and equipment – net	$185,610	$172,806

Total depreciation expense associated with Property and Equipment was $31.4 million in Fiscal 2025, $28.3 million in Fiscal 2024 and $25.8 million in Fiscal 2023. As of January 31, 2026 and February 1, 2025, there was $12.1 million and $11.4 million, respectively, of construction work in process included in Property and Equipment, primarily related to store rebanners/remodels and new store construction activity.

No impairment charges on long-lived assets held and used were recorded in Fiscal 2025, Fiscal 2024 or Fiscal 2023. Impairment charges would be included in SG&A in our Consolidated Statements of Income.

Note 8 – Cloud Computing Arrangements that are Service Contracts

We have engaged third-party providers to host software for us, including our customer relationship management (“CRM”) platform, merchandise financial planning platform and our transportation, warehouse and order management systems. These platforms are cloud computing arrangements that are software-as-a-service (“SaaS”) contracts. Net capitalized costs related to cloud computing arrangements as of January 31, 2026 and February 1, 2025 were $12.5 million and $14.4 million, respectively. Total amortization expense related to these arrangements was $2.8 million during Fiscal 2025, $2.7 million during Fiscal 2024 and $3.0 million during Fiscal 2023. As of January 31, 2026, $3.0 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $9.5 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets. As of February 1, 2025, $3.2 million of net capitalized costs related to cloud computing arrangements were classified in Other Current Assets and $11.2 million were classified as Other Noncurrent Assets in our Consolidated Balance Sheets.

Note 9 – Other Consolidated Balance Sheets and Consolidated Statements of Income Information

Accrued and Other Liabilities consisted of the following:

(In thousands)	January 31, 2026	February 1, 2025
Employee compensation and benefits	$9,350	$10,476
Current portion of non-qualified deferred compensation	1,235	4,259
Sales and use tax	2,584	2,420
Gift cards	2,083	2,341
Self-insurance reserves	2,426	2,290
Other	3,521	3,596
Total accrued and other liabilities	$21,199	$25,382

Interest and Other Income consisted of the following:

(In thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Interest income	$(4,002)	$(3,605)	$(2,917)
Other non-operating income	0	(3,043)	0
Interest and other income	$(4,002)	$(6,648)	$(2,917)

Note 10 – Debt

On March 23, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which replaced our then-existing credit agreement. This $100 million amended and restated credit agreement is collateralized by our inventory, expires on March 23, 2027 and contains a swingline sublimit of $15 million. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. The Credit Agreement also provides that cash dividends and share repurchases of $15 million or less per fiscal year can be made without restriction as long as there is no default or event of default before and immediately after such distributions. We are also permitted to make acquisitions and pay cash dividends or repurchase shares in excess of $15 million in a fiscal year provided that (a) no default or event of default exists before and immediately after the transaction and (b) on a proforma basis, the ratio of (i) the sum of (A) our consolidated funded indebtedness plus (B) three times our consolidated rental expense to (ii) the sum of (A) our consolidated EBITDA plus (B) our consolidated rental expense is less than 3.5 to 1.0.

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

No borrowings were outstanding under the Credit Agreement as of January 31, 2026 or February 1, 2025, and we did not borrow under the Credit Agreement during Fiscal 2025 or Fiscal 2024. As of January 31, 2026, there were $1.0 million in letters of credit outstanding and $99.0 million available to us for borrowing under the Credit Agreement.

Note 11 – Leases

We lease all of our physical stores, our Evansville distribution center, which has a current lease term expiring in 2034, and other warehousing and office space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of January 31, 2026. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease costs, including other related occupancy costs, reported in our Consolidated Statements of Income were as follows:

(In thousands)	2025	2024	2023
Operating lease cost	$71,598	$70,596	$65,244
Variable lease cost
Occupancy costs	22,470	23,046	21,243
Percentage rent and other variable lease costs	829	448	1,257
Finance lease cost
Amortization of leased assets	39	21	0
Interest on lease liabilities	12	10	0
Total	$94,948	$94,121	$87,744

Other information related to leases, including supplemental cash flow information, consists of:

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$60,176	$55,490	$59,129
ROU assets obtained in exchange for operating lease liabilities (1)	$64,212	$53,113	$72,772

	As of	As of	As of
	January 31, 2026	February 1, 2025	February 3, 2024
Weighted-average remaining lease term for operating leases (in years)	6.9	7.0	7.6
Weighted-average discount rate for operating leases	5.1%	4.7%	4.2%

(1) Includes ROU assets added as part of the Rogan's acquisition described in Note 3 – “Acquisition of Rogan Shoes”

The following table reconciles the undiscounted cash flows for each of the next five years and the total of the remaining years to our operating lease liabilities as of January 31, 2026:

(In thousands)	Operating Leases
2026	$75,748
2027	73,258
2028	72,387
2029	59,004
2030	50,445
Thereafter to 2041	120,171
Total undiscounted lease payments	451,013
Less: Imputed interest	79,588
Total operating lease liabilities	371,425
Less: Current portion of operating lease liabilities	58,057
Long-term portion of operating lease liabilities	$313,368

Note 12 – Income Taxes

The provision for income taxes consisted of:

(In thousands)	2025	2024	2023
Current:
Federal	$7,833	$18,513	$13,290
State	1,435	3,828	2,623
Puerto Rico	851	815	1,382
Total current	10,119	23,156	17,295
Deferred:
Federal	6,656	453	4,862
State	954	(227)	21
Total deferred	7,610	226	4,883
Valuation allowance	389	338	614
Total provision	$18,118	$23,720	$22,792

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

Fiscal years	2025		2024		2023
U.S. Federal statutory income tax rate	$14,781	21.0%	$20,472	21.0%	$20,189	21.0%
State and local, net of federal benefit (1)	2,035	2.9	2,901	3.0	2,615	2.7
Effect of cross-border tax laws (2)	29	0.0	36	0.0	20	0.0
Tax credits	(252)	(0.4)	(254)	(0.2)	(471)	(0.5)
Nontaxable or nondeductible items	1,084	1.5	(107)	(0.1)	(195)	(0.2)
Other adjustments	52	0.1	334	0.3	20	0.0
Changes in valuation allowance (2)	389	0.6	338	0.3	614	0.7
Effective income tax rate	$18,118	25.7%	$23,720	24.3%	$22,792	23.7%

(1) State taxes comprised the majority (greater than 50%) of the tax effect in the category as follows:

Fiscal 2025: Illinois, Wisconsin, Texas, Indiana, Florida, Alabama and Tennessee

Fiscal 2024: Illinois, Wisconsin, Indiana, Florida and Alabama

Fiscal 2023: Illinois, Indiana, Florida, Alabama, Texas and Georgia

(2) Our Puerto Rico operations, net of related tax credits, are presented in the rate reconciliation as “Effect of cross-border tax laws.” Changes in our valuation allowance represents tax credits generated by our Puerto Rico operations that are not expected to be utilized.

Deferred Income Taxes are the result of temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

(In thousands)	January 31, 2026	February 1, 2025
Deferred tax assets:
Lease obligations	$90,330	$89,495
Accrued compensation	6,039	6,465
Inventory reserve	362	438
Other	4,928	4,970
Total deferred tax assets	101,659	101,368
Valuation allowance	(3,977)	(3,588)
Total deferred tax assets – net of valuation allowance	97,682	97,780
Deferred tax liabilities:
Lease ROU assets	86,125	84,602
Depreciation	27,954	23,997
Other	10,482	8,060
Total deferred tax liabilities	124,561	116,659
Net deferred tax liability	$(26,879)	$(18,879)

We have tax credit carryforwards associated with our Puerto Rico operations totaling $3.9 million at January 31, 2026 and $3.6 million at February 1, 2025. These credits expire at various times over the next nine years. We have taken a full valuation allowance against these credits given they are not expected to be utilized due to the current differential between U.S. and Puerto Rico tax rates.

As of January 31, 2026 and February 1, 2025, there were no unrecognized tax liabilities or related accrued penalties or interest.

Income taxes paid, net of refunds received, disaggregated as follows:

(In thousands)	2025	2024	2023
Federal	$8,522	$16,657	$14,010
State	1,345	3,598	3,866
Puerto Rico	841	939	1,356
Total taxes paid, net of refunds received	10,708	21,194	19,232

During the years ended January 31, 2026, February 1, 2025, and February 3, 2024, no jurisdiction, other than Puerto Rico in Fiscal 2025 and Fiscal 2023, exceeded 5% of the total cash income taxes paid.

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

Contributions charged to expense associated with these plans were $1.1 million, $1.1 million and $1.0 million in fiscal years 2025, 2024 and 2023, respectively.

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

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of January 31, 2026, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

The following tables present the balances and activity of the Company's deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	January 31, 2026	February 1, 2025
Deferred compensation plan current liabilities	$1,235	$4,259
Deferred compensation plan long-term liabilities	12,114	10,011
Total deferred compensation plan liabilities	$13,349	$14,270
Marketable securities - mutual funds that fund deferred compensation	$13,636	$14,432

(In thousands)	2025	2024	2023
Deferred compensation liabilities
Employer contributions, net	$319	$305	$302
Investment earnings	1,247	1,787	1,266
Marketable Securities
Mark-to-market gains (1)	(1,224)	(1,735)	(1,246)
Net deferred compensation expense	$342	$357	$322

(1) Included in the mark-to-market gains in Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recognized unrealized gains of $0.4 million, $1.0 million and $1.4 million related to equity securities still held at January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

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

Stock-based compensation includes share-settled awards issued pursuant to our 2017 Equity Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights (“SARs”). For fiscal years 2025, 2024 and 2023, stock-based compensation expense was comprised of the following:

(In thousands)	2025	2024	2023
Share-settled equity awards	$7,281	$7,413	$4,897
Stock appreciation rights	0	221	(42)
Employee stock purchase plan	31	63	32
Total stock-based compensation expense	$7,312	$7,697	$4,887
Income tax benefit at statutory rates	$1,778	$1,142	$1,189
Additional income tax (shortfall) benefit on vesting of share-settled awards	$(458)	$109	$846

As of January 31, 2026, there was approximately $8.4 million of unrecognized compensation expense remaining related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Under the 2017 Equity Plan, we may issue stock units, restricted stock, stock appreciation rights, stock options and other stock-based awards to eligible participants. According to the terms of the 2017 Equity Plan, no further awards may be made from any previously approved equity plans. As of January 31, 2026, there were approximately 1.3 million shares of our common stock available for issuance under the 2017 Equity Plan, assuming that all unmeasured but outstanding performance stock units vest at the maximum level of performance.

Equity awards issued to employees are classified as either performance-based or service-based. Our outstanding performance-based equity awards were granted such that vesting depended on whether Diluted Net Income per Share met an established threshold, target, or maximum level of performance. Diluted Net Income per Share below the threshold level of performance results in complete forfeiture of the award. None of the performance stock units granted in Fiscal 2023 were earned. The performance stock units granted in Fiscal 2024 that were earned based on our actual performance vest in full on March 31, 2027. The performance stock units granted in Fiscal 2025 that were earned based on our actual performance vest in full on March 31, 2028. Other vesting scenarios have been used in prior years and for awards used to incentivize specific employee performance.

Our service-based restricted stock units and restricted stock awards vest under different scenarios based on the year they were granted, as determined and approved by our Board of Directors. The restricted stock units granted in Fiscal 2025 and Fiscal 2024 vest one-half after two years and the remaining half after three years. Restricted stock units granted in Fiscal 2023 vest one-third after two years and two-thirds after three years. For our non-employee Board members and Vice Chairman, all restricted stock awards are issued to vest on January 2nd of the year following the year of the grant. Our Chairman of the Board receives an annual award in which the shares are fully vested upon grant. Awards that contain both performance and service-based conditions require that the performance target be met during the required service period. Other vesting scenarios have been used for employees in prior years and for sign-on awards granted to newly hired employees.

Under the 2017 Equity Plan, recipients of restricted stock, restricted stock units and performance stock units are entitled to receive dividend equivalents, based on dividends actually declared and paid, on such awards, and such dividend equivalents are subject to the same restrictions and risk of forfeiture as the restricted stock, restricted stock units and performance stock units.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	695,259	$29.71
Granted	436,031	21.61
Vested	(259,725)	28.79
Forfeited	(75,156)	28.80
Outstanding at January 31, 2026	796,409	$25.67

The total fair value at grant date of restricted stock units and performance stock units that vested during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $7.5 million, $1.4 million and $4.8 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during Fiscal 2024 and Fiscal 2023 was $32.06 and $24.99, respectively.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at February 1, 2025	0	$0.00
Granted	34,488	18.85
Vested	(34,488)	18.85
Outstanding at January 31, 2026	0	$0.00

The total fair value at grant date of restricted stock and other stock awards that vested during each of Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $0.7 million, $0.5 million and $0.5 million, respectively. The weighted-average grant date fair value of restricted stock and other stock awards granted during Fiscal 2024 and Fiscal 2023 was $36.84 and $21.90, respectively.

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

The fair value of these liability awards were remeasured, using a trinomial lattice model, at each reporting period until the date of settlement. Increases or decreases in stock-based compensation expense were recognized over the vesting period, or immediately for vested awards. No additional SARs have been granted since Fiscal 2021.

Stock Purchase Plan

In 1995, our Board of Directors and shareholders approved the Shoe Carnival, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan reserves 450,000 shares of our common stock (subject to adjustment for any subsequent stock splits, stock dividends and certain other changes in our common stock) for issuance and sale to any employee who has been employed for more than a year at the beginning of the calendar year, and who is not a 10% owner of our common stock, at 85% of the then fair market value up to a maximum of $5,000 in any calendar year. Under the Stock Purchase Plan, 11,000, 6,000 and 9,000 shares of common stock were purchased by plan participants and proceeds to us for the sale of those shares were approximately $172,000, $169,000 and $183,000 for fiscal years 2025, 2024 and 2023, respectively. At January 31, 2026, there were approximately 84,000 shares of unissued common stock reserved for future purchase under the Stock Purchase Plan.

Note 15 – Share Repurchase Program

On December 10, 2025, our Board of Directors authorized a share repurchase program for up to $50 million of our outstanding common stock, effective January 1, 2026 (the “2026 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2026 and in accordance with applicable laws, rules and regulations. The 2026 Share Repurchase Program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

The 2026 Share Repurchase Program replaced a $50 million share repurchase program that was authorized in December 2024, became effective January 1, 2025 and expired in accordance with its terms on December 31, 2025. No shares were repurchased during Fiscal 2025 or Fiscal 2024. Shares totaling 230,696 were repurchased during Fiscal 2023 at a cost of $5.4 million.

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

Business Risk

Three branded suppliers, Nike, Inc. (“Nike”), Skechers U.S.A., Inc. (“Skechers”) and Crocs, Inc. (“Crocs”), collectively accounted for approximately 46% of our Net Sales in Fiscal 2025, 48% of our Net Sales in Fiscal 2024 and 45% of our Net Sales in Fiscal 2023. Nike accounted for approximately 24% of our Net Sales in Fiscal 2025, 24% of our Net Sales in Fiscal 2024 and 20% of our Net Sales in Fiscal 2023; Skechers accounted for approximately 13% of our Net Sales in Fiscal 2025, 13% of our Net Sales in Fiscal 2024 and 14% of our Net Sales in Fiscal 2023; and Crocs accounted for approximately 9% of our Net Sales in Fiscal 2025 and 11% of our Net Sales in both Fiscal 2024 and Fiscal 2023. A loss of any of our key suppliers in certain product categories could have a material adverse effect on our business. As is common in the industry, we do not have any long-term contracts with suppliers.

Note 17 – Subsequent Events

Dividends

On March 3, 2026, the Board of Directors (the “Board”) approved the payment of a cash dividend to our shareholders in the first quarter of Fiscal 2026. The quarterly cash dividend of $0.170 per share will be paid on April 20, 2026 to shareholders of record as of the close of business on April 6, 2026.

The declaration and payment of any future dividends are at the discretion of the Board and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by the Board. See Note 10 – “Debt” for a discussion of our Credit Agreement and its restrictions regarding dividend payments and acquisitions.

CEO Transition

On February 24, 2026, Mark J. Worden departed from his position as President and Chief Executive Officer of the Company. In connection with his departure, Mr. Worden resigned as a member of the Board, effective immediately. Mr. Worden’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On February 24, 2026, the Board appointed Clifton E. Sifford to serve as our Interim President and Chief Executive Officer. Mr. Sifford will continue to serve as the Vice Chairman of the Board as well. Mr. Sifford was also designated as our principal executive officer, effective as of February 24, 2026.

Pursuant to the terms of the Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024, between the Company and Mr. Worden (the “Employment Agreement”), in connection with his departure, we are providing Mr. Worden with the payments required to be made to him under the terms of the Employment Agreement upon a termination without cause, subject to Mr. Worden complying with the covenants set forth in the Employment Agreement. Mr. Worden also executed and delivered a release of claims against the Company pursuant to the terms of the Employment Agreement. Payments to Mr. Worden included 168,184 shares of our common stock issued to Mr. Worden for the settlement of outstanding equity awards whose vesting accelerated upon his termination and will include a cash payment of $4.8 million. These payments, net of accruals for incentive and stock-based compensation as of January 31, 2026, will have an estimated effect on Net Income per Diluted Share for Fiscal 2026 of approximately $0.20 to $0.22.

Supreme Court Tariff Ruling

In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed by the United States executive branch under the International Emergency Economic Powers Act (“IEEPA”). The United States executive branch subsequently instituted additional tariffs under other laws. These actions have resulted in considerable uncertainty regarding the scope and duration of current and potential tariffs and the impact this uncertainty may have on us, including availability and timing of refunds of tariffs paid under IEEPA. We continue to monitor and evaluate tariff policy and assess the potential impact on our business, financial condition, and results of operations. At this time, we cannot reasonably estimate the total financial impact of these events; however, these actions, and any additional tariffs imposed, may materially affect our future results of operations and cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The Company’s internal control over financial reporting as of January 31, 2026 has been audited by its independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report, which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our Interim Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 31, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shoe Carnival, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Shoe Carnival, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

March 26, 2026

ITEM 9B. OTHER INFORMATION

During the fourth quarter of Fiscal 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

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

The additional information required by this Item concerning our Directors, nominees for Director, Code of Ethics, insider trading policies and procedures, designation of the Audit Committee financial expert and identification of the Audit Committee, and concerning any disclosure of delinquent filers under Section 16(a) of the Exchange Act, is incorporated herein by reference to the sections titled “Proposal No. 1 - Election of Directors,” “Information Regarding the Board of Directors and Committees,” “Social and Environmental Responsibility” and “Principal Shareholders” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors and Compensation Committee interlocks, including the Compensation Committee Report, the Compensation Discussion and Analysis and related compensation tables, is incorporated herein by reference to the sections titled “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Committees” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the sections titled “Executive Compensation - Equity Compensation Plan Information” and “Principal Shareholders” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and the independence of our Directors is incorporated herein by reference to the sections titled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Committees” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the sections titled “Proposal No. 3 - Ratification of Our Independent Registered Public Accounting Firm” and “Audit Committee Matters” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following financial statements of Shoe Carnival, Inc. are set forth in PART II, ITEM 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 31, 2026 and February 1, 2025

Consolidated Statements of Income for the years ended January 31, 2026, February 1, 2025, and February 3, 2024

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2026, February 1, 2025, and February 3, 2024

Consolidated Statements of Cash Flows for the years ended January 31, 2026, February 1, 2025, and February 3, 2024

Notes to Consolidated Financial Statements

2.	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022

3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023

4-A	Amended and Restated Credit Agreement, dated as of March 23, 2022, by and among Registrant, the financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, sole lead arranger and sole bookrunner	8-K	4.1	03/24/2022

4-B	Amended and Restated Security Agreement, dated as of March 23, 2022, by and between the Registrant and Wells Fargo Bank, National Association, as administrative agent	8-K	4.2	03/24/2022

4-C	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	4-C	03/24/2023

10-A	Lease, dated as of February 8, 2006, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-A	04/13/2006

10-B	First Amendment to Lease, dated as of June 16, 2015, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-B	03/26/2021

10-C	Second Amendment to Lease, dated as of April 25, 2019, by and between Registrant and Big-Shoe Properties, LLC	10-K	10-C	03/26/2021

10-D*	Summary Compensation Sheet				X

10-E*	Non-competition Agreement dated as of January 15, 1993, between Registrant and J. Wayne Weaver (P)	S-1	10-I	02/04/1993

10-F*	Employee Stock Purchase Plan of Registrant, as amended	10-Q	10-L	09/15/1997

10-G*	Shoe Carnival, Inc. Amended and Restated 2016 Executive Incentive Compensation Plan, as amended November 1, 2024	10-Q	10.6	12/06/2024

10-H*	Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan, as amended November 1, 2024	10-Q	10.5	12/06/2024

10-I*	Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/15/2022

10-J*	Amended Form of 2022 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.1	09/06/2024

10-K*	Form of 2023 Performance Stock Unit Award Agreement under the Registrant’s 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2023

10-L*	Form of 2024 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/18/2024

10-M*	Amended Form of 2024 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.2	09/06/2024

10-N*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Non-Employee Directors)	10-Q	10.2	09/01/2023

10-O*	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Employee Directors)	10-Q	10.3	09/01/2023

10-P*	Amended Form of Restricted Stock Unit Award Agreement under the Registrant's 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.7	12/06/2024

10-Q*	Amended Form of Restricted Stock Unit Award Agreement under the Registrant's Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	10-Q	10.8	12/06/2024

INDEX TO EXHIBITS - Continued

10-R*	Form of 2025 Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.1	03/17/2025

10-S*	Form of 2025 Performance Stock Unit Award Agreement under the Registrant’s Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.2	03/17/2025

10-T*	Form of Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan (Directors)	10-Q	10.1	09/05/2025

10-U*	Letter Agreement, dated September 30, 2021, between Registrant and Clifton E. Sifford	8-K	10.2	10/05/2021

10-V*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between Registrant and Mark J. Worden	8-K	10.1	11/04/2024

10-W*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between Registrant and Marc A. Chilton	8-K	10.2	11/04/2024

10-X*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between Registrant and Patrick C. Edwards	8-K	10.3	11/04/2024

10-Y*	Amended and Restated Employment and Noncompetition Agreement dated as of November 1, 2024, between Registrant and Carl N. Scibetta	8-K	10.4	11/04/2024

10-Z*	Employment and Noncompetition Agreement dated as of September 28, 2025, by and between Registrant and W. Kerry Jackson	8-K	10.1	09/25/2025

10-AA*	Amended and Restated Employment and Noncompetition Agreement dated as of April 6, 2025, between Registrant and Tanya E. Gordon				X

10-BB*	Form of Sign-On Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.3	06/02/2023

10-CC*	Shoe Carnival, Inc. Deferred Compensation Plan, as amended	10-K	10-S	04/10/2014

10-DD*	Shoe Carnival, Inc. Amended and Restated Executive Incentive Compensation Plan, as amended March 3, 2026	8-K	10.4	03/09/2026

19	Shoe Carnival, Inc. Insider Trading Policy	10-K	19	03/21/2025

21	A list of subsidiaries of Shoe Carnival, Inc.				X

23	Written consent of Deloitte & Touche LLP				X

31.1	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Shoe Carnival, Inc. Amended and Restated Incentive Compensation Recovery Policy	10-K	97	03/22/2024

INDEX TO EXHIBITS - Continued

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoe Carnival, Inc.

Date: March 26, 2026	By:	/s/ Clifton E. Sifford
Clifton E. Sifford
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Wayne Weaver	Chairman of the Board and Director	March 26, 2026
J. Wayne Weaver

/s/ Clifton E. Sifford	Vice Chairman, Interim President and Chief Executive	March 26, 2026
Clifton E. Sifford	Officer and Director
(Principal Executive Officer)

/s/ James A. Aschleman	Director	March 26, 2026
James A. Aschleman

/s/ Andrea R. Guthrie	Director	March 26, 2026
Andrea R. Guthrie

/s/ Diane E. Randolph	Director	March 26, 2026
Diane E. Randolph

/s/ Charles B. Tomm	Director	March 26, 2026
Charles B. Tomm

/s/ W. Kerry Jackson	Executive Vice President, Chief Financial Officer	March 26, 2026
W. Kerry Jackson	(Principal Financial and Accounting Officer)