Form 10-Q
period 2026-05-02
SHOE CARNIVAL INC
filed 2026-06-05
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2026
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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at May 29, 2026 was 27,151,308.

SHOE CARNIVAL, INC.

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q for the period ended May 2, 2026 (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, such as those under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” which statements involve a number of risks and uncertainties. These forward-looking statements necessarily depend upon assumptions, estimates, data and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, any forward-looking statements included in this Quarterly Report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as “believes,” “expects,” “aims,” “on track,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or the negative of any of these terms, or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report may include statements about:

•
our ability to achieve expected operating results from, and planned growth of, our banner strategy, including store growth and expected inventory reductions, cost savings and synergies;
•
our ability to increase sales at our existing stores;
•
the impact of intense competition and our ability to effectively compete;
•
the impact of changes in consumer spending on our business and the impact of our promotional strategies and intensity;
•
our ability to successfully manage and execute our marketing and pricing strategies;
•
the impact of higher gasoline and energy prices on discretionary spending and our cost of operations;
•
our dependence on key suppliers for merchandise and advertising support, and the impact of any loss of any key suppliers;
•
the impact of changes in the cost, or a disruption in the flow, of imported goods as a result of trade policy and/or tariffs;
•
our ability to manage other risks related to our reliance on imported goods;
•
our ability to anticipate, identify and respond to emerging fashion trends;
•
our ability to effectively manage our real estate portfolio;
•
our ability to manage the risks associated with our e-commerce platform and its impact on traffic and transactions in our physical stores;
•
our ability to maintain positive brand perception and recognition;
•
our ability to maintain, grow and generate sales from members of our Shoe Perks loyalty program;
•
our ability to successfully execute our strategies to grow our business;
•
our ability to identify or consummate future acquisitions or achieve expected benefits from and effectively integrate future acquisitions;
•
the internal and external impact of a failure of our information technology systems to operate effectively, or in the event such systems are disrupted or compromised;
•
our ability to manage the risks associated with our outsourced business processes and other third-party business relationships, including disruptions to our business and increased costs;
•
our ability to adapt to emerging technologies that may create disruption to our operations and the retail industry;
•
our ability to manage, and the impact of, fluctuating quarterly operating results due to seasonality, weather conditions and other factors;
•
the impact of any physical and financial risk related to the uncertainty of climate change;
•
the impact of natural disasters, public health crises, political crises, civil unrest, wars and other catastrophic events or other events outside of our control on our facilities or the facilities of third parties on which we depend, as well as on our supply chain and access to customers;
•
the impact of litigation and reputational risk resulting from a failure to protect the integrity and security of individually identifiable data of our customers and employees, including as a result of a cybersecurity breach;
•
the impact of losses or liabilities in excess of our insurance coverage;
•
the impact of periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources;
•
our ability to manage key executive succession and retention, and attract and retain qualified personnel and control labor costs;
•
our ability to generate and maintain cash flow and capital necessary to implement our business strategy and meet our other liquidity needs;
•
the impact of financial market volatility on the sources and costs of financing available to us;
•
the impact of significant non-cash impairment charges in the event our long-lived assets become impaired;
•
the impact of the loss of investor confidence in our financial reports and adverse effect on our stock price if we fail to maintain effective internal control over financial reporting;
•
the impact of perceptions of the overall retail industry and other macroeconomic conditions on our business and stock;
•
the impact and risk of volatility in the stock market and our stock;

•
the impact of any changes to our dividend policy or stock repurchase program;
•
the impact of any influence over our management and operations exerted by our principal shareholders;
•
the impact of our organizational documents and Indiana law on potential acquisition bids for us; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2026, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the ultimate outcome of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Certain Definitions

References in this Quarterly Report to “Shoe Station” and “Shoe Carnival” are to the individual store banners, not to our entire Company. References to “we,” “us,” “our,” and the “Company” in this Quarterly Report refer to Shoe Carnival, Inc. and its subsidiaries. References to the “SEC” refer to the United States Securities and Exchange Commission

SHOE CARNIVAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Current Assets:
Cash and cash equivalents	$116,100	$117,091	$78,476
Marketable securities	13,248	13,636	14,477
Accounts receivable	6,716	6,370	8,745
Merchandise inventories	417,177	439,638	428,424
Other	17,681	19,402	18,509
Total Current Assets	570,922	596,137	548,631
Property and equipment – net	177,859	185,610	178,424
Operating lease right-of-use assets	340,263	349,582	341,815
Intangible assets	40,911	40,923	40,956
Goodwill	18,018	18,018	18,018
Other noncurrent assets	11,102	11,473	12,314
Total Assets	$1,159,075	$1,201,743	$1,140,158

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$65,287	$79,170	$66,592
Accrued and other liabilities	18,858	21,199	24,699
Current portion of operating lease liabilities	57,805	58,057	58,355
Total Current Liabilities	141,950	158,426	149,646
Long-term portion of operating lease liabilities	303,396	313,368	306,987
Deferred income taxes	26,621	26,879	19,624
Deferred compensation	12,682	12,114	9,539
Other	1,026	1,290	781
Total Liabilities	485,675	512,077	486,577

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	92,082	93,129	87,921
Retained earnings	798,371	808,807	778,517
Treasury stock, at cost, 13,897,882 shares, 13,674,916 shares and 13,713,457 shares, respectively	(217,463)	(212,680)	(213,267)
Total Shareholders’ Equity	673,400	689,666	653,581
Total Liabilities and Shareholders’ Equity	$1,159,075	$1,201,743	$1,140,158

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Net sales	$270,730	$277,715
Cost of sales (including buying, distribution and occupancy costs)	180,629	181,938
Gross profit	90,101	95,777
Selling, general and administrative expenses	96,138	83,812
Operating (loss) income	(6,037)	11,965
Interest income	(1,062)	(1,103)
Interest expense	85	78
(Loss) income before income taxes	(5,060)	12,990
Income tax expense	568	3,647
Net (loss) income	$(5,628)	$9,343
Net (loss) income per share:
Basic	$(0.21)	$0.34
Diluted	$(0.21)	$0.34
Weighted average shares:
Basic	27,387	27,233
Diluted	27,387	27,476

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2026	41,049	(13,675)	$410	$93,129	$808,807	$(212,680)	$689,666
Dividends declared ($0.17 per share)					(4,808)		(4,808)
Employee stock purchase plan purchases		4		(8)		54	46
Stock-based compensation awards		283		(4,412)		4,412	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(120)				(2,247)	(2,247)
Purchase of common stock for treasury		(390)				(7,002)	(7,002)
Stock-based compensation expense				3,373			3,373
Net loss					(5,628)		(5,628)
Balance at May 2, 2026	41,049	(13,898)	$410	$92,082	$798,371	$(217,463)	$673,400

Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends declared ($0.15 per share)					(4,179)		(4,179)
Employee stock purchase plan purchases		3		8		40	48
Stock-based compensation awards		258		(4,004)		4,004	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(99)				(2,173)	(2,173)
Stock-based compensation expense				1,546			1,546
Net income					9,343		9,343
Balance at May 3, 2025	41,049	(13,713)	$410	$87,921	$778,517	$(213,267)	$653,581

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Cash Flows From Operating Activities
Net (loss) income	$(5,628)	$9,343
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,017	8,335
Stock-based compensation	3,373	1,546
Loss on retirement and impairment of assets, net	8,202	596
Deferred income taxes	(258)	745
Non-cash operating lease expense	13,215	15,876
Other	142	317
Changes in operating assets and liabilities:
Accounts receivable	(347)	272
Merchandise inventories	22,461	(42,819)
Operating leases	(14,119)	(16,789)
Accounts payable and accrued liabilities	(13,538)	12,256
Other	559	685
Net cash provided by (used in) operating activities	23,079	(9,637)
Cash Flows From Investing Activities
Purchases of property and equipment	(10,435)	(13,346)
Investments in marketable securities	(12)	(678)
Sales of marketable securities	600	0
Net cash used in investing activities	(9,847)	(14,024)
Cash Flows From Financing Activities
Proceeds from issuance of stock	46	48
Dividends paid	(5,016)	(4,418)
Purchase of common stock for treasury	(7,002)	0
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,247)	(2,173)
Other	(4)	0
Net cash used in financing activities	(14,223)	(6,543)
Net decrease in cash and cash equivalents	(991)	(30,204)
Cash and cash equivalents at beginning of period	117,091	108,680
Cash and cash equivalents at end of period	$116,100	$78,476
Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$981	$1,856
Dividends declared but not yet paid	$486	$388

See notes to Condensed Consolidated Financial Statements.

SHOE CARNIVAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

These unaudited Condensed Consolidated Financial statements include the accounts of Shoe Carnival, Inc. and its wholly-owned subsidiaries Rogan Shoes, Incorporated (“Rogan’s”), SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. We are one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channel.

On November 13, 2025, we announced that our Board of Directors (or “Board”) unanimously approved changing our corporate name to Shoe Station Group, Inc., subject to shareholder approval at our Annual Meeting of Shareholders on June 10, 2026.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and contain all normal recurring adjustments necessary to fairly present our financial position and the results of our operations and our cash flows for the periods presented. Certain information and disclosures normally included in the notes to Condensed Consolidated Financial Statements have been condensed or omitted as permitted by the rules and regulations of the SEC although we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Note 2 - CEO Transition and Related Strategic Review

Following the departure of Mark J. Worden from his position as our President and Chief Executive Officer and his resignation from our Board on February 24, 2026, our Board appointed Clifton E. Sifford to serve as our Interim President and Chief Executive Officer. Mr. Sifford continues to also serve as the Vice Chairman of our Board. Mr. Worden’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Mr. Worden’s departure was treated as a termination without cause pursuant to his Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024. Payments to Mr. Worden included 168,184 shares of our common stock for the settlement of outstanding equity awards whose vesting accelerated upon his termination without cause and a cash payment of $4.8 million. Payments to Mr. Worden and other related costs incurred, net of accruals for incentive and stock-based compensation as of January 31, 2026, resulted in a charge of $5.3 million in the thirteen weeks ended May 2, 2026. The tax deductibility of the payments made to Mr. Worden was limited by the Internal Revenue Code and increased our income tax expense by approximately $1.6 million. The impact on our Diluted Net Loss per Share in the thirteen weeks ended May 2, 2026 was $0.20.

Following this CEO transition, we undertook a review of our previously announced rebanner program, under which we were converting Shoe Carnival locations into Shoe Station locations, as well as our broader strategic direction. We completed our review during the thirteen weeks ended May 2, 2026 and determined that:

•
While our proposed corporate name change to Shoe Station Group, Inc. reflects the Board’s conviction that the Shoe Station concept is our primary long-term growth vehicle, we are no longer pursuing a single-banner Shoe Station strategy. The Shoe Carnival and Shoe Station banners will each serve distinct consumer segments, and we believe the Company is best positioned to operate both banners as permanent, independent components of our portfolio.
•
Only a limited number of additional Shoe Carnival locations meet the criteria for conversion to our Shoe Station banner. However, we continue to feel confident about growth opportunities for the Shoe Station banner through new store growth in markets that serve the target customer.
•
There are underperforming stores within our store fleet that we do not believe have a path to acceptable economics, with or without banner conversion. We expect to close 12 to 14 such stores during Fiscal 2026 and a further six to 10 stores during Fiscal 2027.

These decisions resulted in store level long-lived asset impairments, other Property and Equipment write-offs and other charges totaling approximately $8.3 million, or $0.23 per diluted share in the thirteen weeks ended May 2, 2026.

When combined with the CEO transition costs, these charges increased our Selling, General and Administrative Expenses (“SG&A”) in the thirteen weeks ended May 2, 2026 by $13.6 million and increased our Net Loss and Diluted Net Loss per Share by $11.9 million and $0.43, respectively.

Note 3 - Net (Loss) Income Per Share

The following table sets forth the computation of Basic and Diluted Net (Loss) Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 2, 2026			May 3, 2025
		(In thousands, except per share data)
Basic Net (Loss) Income per Share:	Net (Loss) Income	Shares	Per Share Amount	Net (Loss) Income	Shares	Per Share Amount
Net (loss) income available for basic common shares and basic net (loss) income per share	$(5,628)	27,387	$(0.21)	$9,343	27,233	$0.34
Diluted Net (Loss) Income per Share:
Net (loss) income	$(5,628)			$9,343
Conversion of stock-based compensation arrangements	0	0		0	243
Net (loss) income available for diluted common shares and diluted net (loss) income per share	$(5,628)	27,387	$(0.21)	$9,343	27,476	$0.34

The computation of Basic Net (Loss) Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net (Loss) Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. During the thirteen weeks ended May 2, 2026, approximately 246,000 unvested stock-based awards were excluded from the computation because the impact would have been anti-dilutive. During the thirteen weeks ended May 3, 2025, approximately 10,000 unvested stock-based awards were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

Note 4 - Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in the ASU should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.

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

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at May 2, 2026, January 31, 2026 and May 3, 2025:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 2, 2026
Cash equivalents - money market mutual funds	$101,610	$0	$0	$101,610
Marketable securities - mutual funds that fund deferred compensation	13,248	0	0	13,248
Total	$114,858	$0	$0	$114,858
As of January 31, 2026
Cash equivalents - money market mutual funds	$109,149	$0	$0	$109,149
Marketable securities - mutual funds that fund deferred compensation	13,636	0	0	13,636
Total	$122,785	$0	$0	$122,785
As of May 3, 2025
Cash equivalents - money market mutual funds	$68,330	$0	$0	$68,330
Marketable securities - mutual funds that fund deferred compensation	14,477	0	0	14,477
Total	$82,807	$0	$0	$82,807

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of May 2, 2026, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

Contingent Consideration

The following table presents liabilities that are measured at fair value on a recurring basis at May 2, 2026, January 31, 2026 and May 3, 2025:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of May 2, 2026
Contingent consideration	$0	$0	$459	$459
Total	$0	$0	$459	$459
As of January 31, 2026
Contingent consideration	$0	$0	$451	$451
Total	$0	$0	$451	$451
As of May 3, 2025
Contingent consideration	$0	$0	$401	$401
Total	$0	$0	$401	$401

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Deferred compensation plan current liabilities	$206	$1,235	$4,266
Deferred compensation plan long-term liabilities	12,682	12,114	9,539
Total deferred compensation plan liabilities	$12,888	$13,349	$13,805
Marketable securities - mutual funds that fund deferred compensation	$13,248	$13,636	$14,477

(In thousands)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Deferred compensation liabilities
Employer contributions, net	$111	$114
Investment earnings (losses)	220	(436)
Marketable Securities
Mark-to-market (gains) losses (1)	(211)	605
Net deferred compensation expense	$120	$283

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized an unrealized gain of $116,000 and an unrealized loss of $94,000 for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

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

As described in Note 2 - “CEO Transition and Related Strategic Review”, we recorded $8.3 million in long-lived asset impairment charges, other Property and Equipment write-offs and other charges in our SG&A during the thirteen weeks ended May 2, 2026. Of those charges, $6.3 million were associated with long-lived asset impairments at seven stores. No impairment charges were recorded during the thirteen weeks ended May 3, 2025. No impairments of Operating Lease Right-of-Use Assets were recorded in either of these periods.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen weeks ended May 2, 2026 and May 3, 2025, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Share-settled equity awards	$3,364	$1,537
Employee Stock Purchase Plan	9	9
Total stock-based compensation expense	$3,373	$1,546
Income tax benefit at statutory rates	$820	$376
Additional income tax (shortfall) on vesting of share-settled awards	$(541)	$(455)

As of May 2, 2026, approximately $14.4 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 31, 2026	796,409	$25.67
Granted	531,796	20.16
Vested	(283,448)	27.86
Forfeited	(77,944)	21.52
Outstanding at May 2, 2026	966,813	$22.33

The total fair value at grant date of restricted stock units and performance stock units that vested during the thirteen weeks ended May 2, 2026 and May 3, 2025 was $7.9 million and $7.4 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the thirteen weeks ended May 3, 2025 was $21.64.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

(In thousands)	Thirteen Weeks Ended May 2, 2026		Thirteen Weeks Ended May 3, 2025
Non-Athletics:
Women’s	$63,434	24%	$67,138	24%
Men’s	44,197	16	49,122	18
Children’s	20,149	7	19,119	7
Total	127,780	47	135,379	49

Athletics:
Women’s	46,941	18	47,697	17
Men’s	54,252	20	50,101	18
Children’s	27,743	10	29,932	11
Total	128,936	48	127,730	46

Accessories	12,756	5	13,357	5

Other	1,258	0	1,249	0

Total	$270,730	100%	$277,715	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability in Accrued and Other Liabilities. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at May 2, 2026, January 31, 2026 or May 3, 2025.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $1.1 million of refund liabilities and $545,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of May 2, 2026 and January 31, 2026. Approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at May 3, 2025.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At May 2, 2026, January 31, 2026 and May 3, 2025, approximately $1.7 million, $2.0 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen weeks ended May 2, 2026 and May 3, 2025, approximately $1.0 million and $920,000, respectively, of loyalty rewards were recognized in Net Sales. At May 2, 2026, January 31, 2026 and May 3, 2025, approximately $697,000, $627,000 and $630,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Segment Reporting

Shoe Carnival, Inc. sells footwear and related merchandise for the family across our retail banners and sales channels. With respect to our omnichannel strategy, our e-commerce sales channel is integrated with our Shoe Carnival and Shoe Station physical store locations across 35 states and Puerto Rico and is fundamentally inseparable in how we serve our target customers.

Our chief operating decision maker (“CODM”) is our Interim President and Chief Executive Officer. The CODM assesses the performance of our single reportable segment and decides how to allocate resources based on Net Income that is also reported on the income statement as our consolidated Net (Loss) Income. The CODM uses Net (Loss) Income to evaluate performance in deciding whether to reinvest profits, facilitate acquisitions or return funds to shareholders through dividends or share repurchases. Net (Loss) Income is used to monitor budget versus actual results and in competitive analysis by benchmarking to our peers and competitors. The benchmarking analysis and the monitoring of budgeted versus actual results are used in assessing our performance and in establishing management’s compensation.

We have concluded that, on the basis of the principles in FASB ASU 2023-07, Segment Reporting (Topic 280), the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

(In thousands)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Net sales	$270,730	$277,715
Less:
Merchandise & delivery costs(1)	157,294	158,845
Store occupancy costs	23,335	23,093
Store expenses(2)	37,667	39,486
E-commerce expenses(3)	3,898	4,357
Advertising	11,469	11,100
Store depreciation and other selling expenses(4)	11,185	10,645
General and administrative expenses(5)	18,314	18,224
CEO transition and strategic review(6)	13,605	0
Interest income	(1,062)	(1,103)
Interest expense	85	78
Income tax expense	568	3,647
Net (loss) income	$(5,628)	$9,343

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
(5)
General and administrative expenses include departmental and corporate expenses, including incentive and share-based compensation.
(6)
See Note 2 - “CEO Transition and Related Strategic Review”

Note 9 – Leases

We lease all of our physical stores, our Evansville, Indiana distribution center, which has a current lease term expiring in 2034, our Fort Mill, South Carolina corporate headquarters and other warehousing space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases; however, as a result of the acquisition of Rogan’s, we also acquired certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of May 2, 2026, January 31, 2026 or May 3, 2025.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen weeks ended May 2, 2026 and May 3, 2025:

(In thousands)	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Operating lease cost	$17,968	$17,891
Variable lease cost
Occupancy costs	5,621	5,885
Percentage rent and other variable lease costs	498	272
Finance lease cost
Amortization of leased assets	8	8
Interest on lease liabilities	3	3
Total	$24,098	$24,059

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 as filed with the SEC. This section of this Quarterly Report generally discusses our results for first quarter 2026 and first quarter 2025 and year-over-year comparisons between first quarter 2026 and first quarter 2025.

Referred to herein, first quarter 2026 is the thirteen weeks ended May 2, 2026, first quarter 2025 is the thirteen weeks ended May 3, 2025 and Fiscal 2026 is the fiscal year ending January 30, 2027.

Overview of Our Business

Shoe Carnival, Inc. is one of the nation’s largest omnichannel sellers of footwear for the family, and our goal is to be the leading family footwear retailer in the United States. Our product assortment, whether shopping in a physical store or through our e-commerce sales channel, is primarily branded footwear and includes dress and casual shoes, sandals, boots, work shoes, and a wide assortment of athletic shoes. We carry shoes in two general categories – athletics and non-athletics with subcategories for men’s, women’s and children’s and we also carry certain accessories. In addition to our physical stores, through our e-commerce sales channel, customers can purchase the same assortment of merchandise in all categories of footwear with expanded options in certain instances. We operate under two banners: Shoe Carnival and Shoe Station. As of May 2, 2026, we operated 426 stores across 35 states and Puerto Rico, consisting of 145 Shoe Station locations and 281 Shoe Carnival locations.

On November 13, 2025, we announced that our Board unanimously approved changing our corporate name to Shoe Station Group, Inc., subject to shareholder approval at our Annual Meeting of Shareholders on June 10, 2026.

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

Shoe Station

The Shoe Station banner and retail locations, which includes stores co-branded as “Shoe Station at Rogan’s” and business-to-business operations branded as “Rogan’s Work”, serve a broader base of footwear customers. Our Shoe Station concept targets a more affluent footwear customer than our Shoe Carnival banner and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands that meet the needs of the target customer. Shoe Station serves this demographic through a differentiated assortment of premium brands and an enhanced in-store experience.

CEO Transition

Following the departure of Mark J. Worden from his position as our President and Chief Executive Officer and his resignation from our Board on February 24, 2026, our Board appointed Clifton E. Sifford to serve as our Interim President and Chief Executive Officer. Mr. Sifford continues to also serve as the Vice Chairman of our Board. Mr. Worden’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Mr. Worden’s departure was treated as a termination without cause pursuant to his Amended and Restated Employment and Noncompetition Agreement, dated as of November 1, 2024. Payments to Mr. Worden included 168,184 shares of our common stock for the settlement of outstanding equity awards whose vesting accelerated upon his termination without cause and a cash payment of $4.8 million. Payments to Mr. Worden and other related costs incurred, net of accruals for incentive and stock-based compensation as of January 31, 2026, resulted in a charge of $5.3 million in first quarter 2026. The tax deductibility of the payments made to Mr. Worden was limited by the Internal Revenue Code and increased our income tax expense by approximately $1.6 million. The impact on our Diluted Net Loss per Share in first quarter 2026 was $0.20.

Critical Accounting Policies

We use judgment in reporting our financial results. This judgment involves estimates based in part on our historical experience and incorporates the impact of the current general economic climate and company-specific circumstances. However, because future events and economic conditions are inherently uncertain, our actual results could differ materially from these estimates. Our accounting policies that require more significant judgments include those with respect to Merchandise Inventories, valuation of long-lived assets, valuation of Goodwill and Intangible Assets, leases and income taxes. The accounting policies that require more significant judgment are discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and there have been no material changes to those critical accounting policies.

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Stores Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 2, 2026	426	0	0	0	426	9,000	4,946,000	(2.1)%

May 3, 2025	430	1	0	2	429	4,000	4,972,000	(8.1)%

(1)
Comparable store Net Sales is a key performance indicator for us. We include in our comparable store Net Sales stores that have been open for 13 full months after such stores’ grand opening or acquisition prior to the beginning of the period. We do not remove stores from comparable store Net Sales when stores are relocated, remodeled or rebannered. Stores recently opened, acquired or permanently closed are not included in comparable store Net Sales. We generally include e-commerce sales in our comparable store Net Sales as a result of our omnichannel retailer strategy. Due to our omnichannel retailer strategy, we view e-commerce sales as an extension of our physical stores.

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended May 2, 2026	Thirteen Weeks Ended May 3, 2025
Net sales	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	66.7	65.5
Gross profit	33.3	34.5
Selling, general and administrative expenses	35.5	30.2
Operating (loss) income	(2.2)	4.3
Interest income, net	(0.3)	(0.4)
Income tax expense	0.2	1.3
Net (loss) income	(2.1)%	3.4%

Executive Summary for First Quarter Ended May 2, 2026

In first quarter 2026, we furthered our Fiscal 2026 goals by completing a review of our rebanner strategy and strategic direction, selling down inventory, and maintaining our capital discipline.

Our Strategic Direction

Following the CEO transition described above, we undertook a review of our previously announced rebanner program as well as our broader strategic direction. We completed our review during first quarter 2026 and determined that:

•
While our proposed corporate name change to Shoe Station Group, Inc. reflects the Board’s conviction that the Shoe Station concept is our primary long-term growth vehicle, we are no longer pursuing a single-banner Shoe Station strategy. The Shoe Carnival and Shoe Station banners will each serve distinct consumer segments, and we believe the Company is best positioned to operate both banners as permanent, independent components of our portfolio.
•
Only a limited number of additional Shoe Carnival locations meet the criteria for conversion to our Shoe Station banner. However, we continue to feel confident about growth opportunities for the Shoe Station banner through new store growth in markets that serve the target customer.

•
There are underperforming stores within our store fleet that we do not believe have a path to acceptable economics, with or without banner conversion. We expect to close 12 to 14 such stores during Fiscal 2026 and a further six to 10 stores during Fiscal 2027.

These decisions resulted in first quarter 2026 store level long-lived asset impairments, other Property and Equipment write-offs and other charges totaling approximately $8.3 million, or $0.23 per diluted share.

When combined with the CEO transition costs discussed above, these charges increased our Selling, General and Administrative Expenses (“SG&A”) in first quarter 2026 by $13.6 million and increased our Net Loss and Diluted Net Loss per Share by $11.9 million and $0.43, respectively.

Inventory Reductions

Our Merchandise Inventories at the end of first quarter 2026 were $417.2 million, down $11.2 million, or 2.6%, compared to the end of first quarter 2025. We anticipate aggregate declines in Merchandise Inventories in a range of $50 to $65 million by the end of Fiscal 2026 compared to the end of Fiscal 2025 as we expect to sell the remaining opportunistic pre-tariff and in-demand product purchased in Fiscal 2025 and increase promotional activity to work through excess inventory not part of our ongoing assortment, including legacy Shoe Carnival inventory, that will no longer be required as a result of rebannering. The promotional activity necessary to sell this inventory is expected to reduce gross profit margins in Fiscal 2026 compared to the 36.6% gross profit margin achieved in Fiscal 2025. Our first quarter 2026 gross profit margin declined 120 basis points compared to first quarter 2025.

Capital Discipline and Return of Capital to Shareholders

The Fiscal 2025 year-end marked the 21st consecutive year where we ended a fiscal year with no debt, fully funding our operations, acquisitions and investments from operating cash flow and cash reserves. Through first quarter 2026, we also funded our operations without incurring any debt and grew our Cash, Cash Equivalents and Marketable Securities by $36.4 million, or 39.2%, compared to the end of first quarter 2025. At the end of first quarter 2026, we had $129.3 million of Cash, Cash Equivalents and Marketable Securities and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives, including new store openings expected in Fiscal 2027 and strategic acquisitions of other footwear retailers. Cash Flow from Operations increased $32.7 million compared to first quarter 2025 while Capital Expenditures declined $2.9 million.

During first quarter 2026, we returned approximately $12.0 million to shareholders through dividends and share repurchases. The $5.0 million in dividend payments in first quarter 2026 were paid at an increased rate of $0.17 per share, up 13.3% compared to the first quarter 2025. This increase represented the 12th consecutive year we increased our quarterly dividend rate. The new Fiscal 2026 annualized rate represents a compounded annual growth rate of approximately 15.5% over the past 12 years. We have now paid a dividend for 56 consecutive quarters.

Approximately $7.0 million of shares were repurchased during first quarter 2026. As of May 2, 2026, $43 million remained available under our share repurchase authorization.

Operating Results

As impacted by the first quarter 2026 charges of $13.6 million ($11.9 million after tax or $0.43 per diluted share) discussed above involving CEO transition and related strategy review, our first quarter 2026 Net Loss was $(5.6) million, or $(0.21) per diluted share compared to Net Income of $9.3 million, or $0.34 per diluted share, reported in first quarter 2025. Our operating results in first quarter 2026 otherwise declined $0.11 compared to first quarter 2025 on lower Net Sales and lower gross profit margin.

Our Net Sales declined 2.5% in first quarter 2026 compared to first quarter 2025, primarily due to a 2.1% decline in comparable store Net Sales, driven by a decrease in units sold. For each respective banner:

•
Shoe Carnival Net Sales were $177.3 million, representing 65% of total Net Sales, and declined 2.2%, inclusive of a comparable store Net Sales decline of 1.7%. This was an improvement compared to mid-to-high single digit quarterly declines throughout Fiscal 2025.
•
Shoe Station Net Sales were $93.4 million, representing 35% of total Net Sales, and declined 3.1%, inclusive of a comparable store Net Sales decline of 2.9%. Improved trends in rebanner store net sales were more than offset by slower growth from the Shoe Station e-commerce sales channel.

Our Gross Profit margin of 33.3% in first quarter 2026 decreased 120 basis points from first quarter 2025. The decrease included a 140 basis point decrease in our merchandise margin, driven by the expected increase in promotional activity, higher merchandise cost, and higher e-commerce-related shipping costs. This more than offset 20 basis points gained from primarily lower buying, distribution and occupancy costs. As a result of our lower Net Sales and lower gross profit margin, our Gross Profit declined to $90.1 million in first quarter 2026 compared to $95.8 million in first quarter 2025.

Our SG&A increased in first quarter 2026 compared to first quarter 2025 by $12.3 million as a result of the $13.6 million charges related to CEO transition costs and review of our strategic direction, and otherwise decreased $1.3 million primarily from lower selling costs.

Results of Operations for First Quarter Ended May 2, 2026 Compared to First Quarter Ended May 3, 2025

Net Sales

Net Sales were $270.7 million during first quarter 2026, a decrease of $7.0 million, or 2.5%, compared to first quarter 2025. The decrease was primarily due to a 2.1% decline in our comparable store Net Sales, which included an approximate 6% decrease in units sold, partially offset by price increases. Our Shoe Carnival banner comparable store Net Sales declined 1.7%, and our Shoe Station banner comparable store Net Sales declined 2.9%. E-commerce sales were approximately 10% of merchandise sales in first quarter 2026, compared to 9% in first quarter 2025.

Gross Profit

Gross Profit was $90.1 million during first quarter 2026, a decrease of $5.7 million compared to first quarter 2025. Gross profit margin in first quarter 2026 was 33.3%, a decrease of 120 basis points, compared to 34.5% in first quarter 2025. The decrease in gross profit margin resulted from a 140 basis point decrease in merchandise margin driven by increased promotional activity, higher merchandise cost, and higher e-commerce-related shipping costs. This decrease was partially offset by 20 basis points from primarily lower buying, distribution and occupancy costs.

Selling, General and Administrative Expenses

SG&A increased $12.3 million in first quarter 2026 to $96.1 million compared to $83.8 million in first quarter 2025. The increase was due primarily to $13.6 million in charges recorded in first quarter 2026, offset by a decrease of $1.3 million primarily from lower selling costs. These charges included CEO transition costs totaling $5.3 million and the completion of a review of our strategic direction, which resulted in store level long-lived asset impairments, other Property and Equipment write-offs and other charges of approximately $8.3 million.

Income Taxes

Income tax expense in the first quarter of 2026 was $0.6 million and was impacted by nondeductible CEO severance payments that increased income tax expense by approximately $1.6 million. Our effective tax rate in the first quarter of 2026 was (11.2)% compared to 28.1% in the first quarter of 2025. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events.

Liquidity and Capital Resources

Our primary sources of liquidity are $129.3 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of first quarter 2026, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for our working capital needs, which are principally inventory purchases, investments in our stores and distribution center, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of other capital projects, including investments in new systems and technology. As part of our growth strategy, we have also pursued, from time to time, strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $23.1 million in first quarter 2026 compared to net cash used in operating activities of $9.6 million in first quarter 2025. The increase in operating cash flow was primarily driven by decreased inventory purchases, partially offset by lower earnings.

Working capital increased on a year-over-year basis and totaled $429.0 million at May 2, 2026 compared to $399.0 million at May 3, 2025. The increase was primarily attributable to a higher cash balance coupled with lower payables and accrued liabilities, partially offset by lower Merchandise Inventories. Our current ratio was 4.0 as of May 2, 2026 compared to 3.7 as of May 3, 2025.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During first quarters 2026 and 2025, we expended $10.4 million and $13.3 million, respectively, for the purchase of Property and Equipment, primarily related to our stores.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.2 million at May 2, 2026, compared to $13.6 million at January 31, 2026 and $14.5 million at May 3, 2025. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During first quarter 2026, net cash used in financing activities was $14.2 million compared to $6.5 million during first quarter 2025. The increase in net cash used in financing activities was primarily due to shares repurchased under our Board of Directors’ authorized share repurchase program, increased dividend payments, and an increase in shares surrendered by employees to pay taxes on stock-based compensation awards.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of May 2, 2026.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During first quarter 2026, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at May 2, 2026 and our borrowing capacity was $99.0 million.

The terms “net worth”, “consolidated interest coverage ratio”, “consolidated funded indebtedness”, “consolidated rental expense”, “consolidated EBITDA”, “base rate” and “Adjusted Term SOFR” are defined in the Credit Agreement.

See Note 10 – “Debt” in our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a further discussion of our Credit Agreement and its covenants.

Store Portfolio

We had 426 stores at the end of first quarter 2026. The strategic review of our store portfolio performed in first quarter 2026 confirmed a permanent two-banner operating model. We rebannered one Shoe Carnival store into a Shoe Station store in the first quarter 2026 and will rebanner 20 additional Shoe Carnival stores into Shoe Station stores in second quarter 2026. CRM analysis and store-level trade area analysis identified only a limited number of other stores for future conversion to Shoe Station. No additional rebanners are planned for the third and fourth quarters of 2026. No stores were opened or permanently closed in first quarter 2026.

In addition to increasing our scale through acquisitions, we believe our current store footprint provides fill-in opportunities within existing markets as well as growth in new markets within the United States. New store growth is expected to commence in Fiscal 2027 with three to five store openings planned and another eight to 10 store openings planned for Fiscal 2028, primarily under the Shoe Station banner in suburban trade areas within our existing 35-state footprint.

We expect to close 12 to 14 underperforming stores during Fiscal 2026 and six to 10 stores during Fiscal 2027.

Capital Expenditures

Capital expenditures for Fiscal 2026 are expected to be between $15 million and $20 million, inclusive of $6 million to $8 million related to rebanner activity. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends and Share Repurchases

On March 3, 2026, the Board of Directors approved a 13.3% increase in our cash dividend paid to our shareholders in first quarter 2026. The quarterly cash dividend of $0.17 per share was paid on April 20, 2026 to shareholders of record as of the close of business on April 6, 2026. In first quarter 2025, the dividend paid was $0.15 per share. During first quarters 2026 and 2025, we returned $5.0 million and $4.4 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

On December 10, 2025, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, effective January 1, 2026 (the “2026 Share Repurchase Program”). The purchases may be made in the open market or through privately negotiated transactions from time to time through December 31, 2026 and in accordance with applicable laws, rules and regulations. The 2026 Share Repurchase Program may be amended, suspended, or discontinued at any time and does not commit us to repurchase shares of our common stock. Although we may use other sources of capital, we have funded, and intend to continue to fund, share repurchases from cash on hand, and any shares acquired will be available for stock-based compensation awards and other corporate purposes. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market and economic factors.

During first quarter 2026, we repurchased 390,492 shares of common stock at a total cost of $7.0 million under the 2026 Share Repurchase Program. As of May 2, 2026, we had $43.0 million available for future repurchases. No share repurchases were made during first quarter 2025.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 10 - “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during first quarter 2026.

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

Recent Accounting Pronouncements

See Note 4 - “Recently Issued Accounting Pronouncements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report for a description of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements when adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during first quarter 2026.

ITEM 4. CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 2, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims, regulatory examinations or investigations and legal proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, and our ultimate liability, if any, is inherently uncertain. Furthermore, we may become subject to shareholder inspection demands and derivative or other similar litigation. From time to time as appropriate, we accrue liabilities related to legal claims in our financial statements. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
February 1, 2026 to February 28, 2026	0	$0.00	0	$50,000,000
March 1, 2026 to April 4, 2026	119,444	$18.82	0	$50,000,000
April 5, 2026 to May 2, 2026	390,492	$17.93	390,492	$42,998,382
	509,936		390,492

(1)
We withheld 119,444 shares in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 10, 2025, our Board of Directors authorized the 2026 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2026 and expiring on December 31, 2026.

ITEM 5. OTHER INFORMATION

During first quarter 2026, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/27/2022
3-B	By-laws of Registrant, as amended to date	8-K	3.B	03/17/2023
10.1+	Form of Restricted Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (cliff vesting)	8-K	10.1	03/09/2026
10.2+	Letter Agreement, dated March 5, 2026, between the Company and Clifton E. Sifford	8-K	10.2	03/09/2026
10.3+	Form of 2026 Performance Stock Unit Award Agreement under the Shoe Carnival, Inc. Amended and Restated 2017 Equity Incentive Plan (Executive Officers)	8-K	10.3	03/09/2026
10.4+	Shoe Carnival, Inc. Amended and Restated Executive Incentive Compensation Plan, as amended March 3, 2026	8-K	10.4	03/09/2026
31.1	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+ Indicates the exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Shoe Carnival, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SHOE CARNIVAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2026	SHOE CARNIVAL, INC.

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)