Form 10-Q
period 2026-08-01
SHOE STATION GROUP INC
filed 2026-09-10
CIK 895447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2026
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number:	0-21360

Shoe Station Group, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1736614
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1800 Innovation Point, 5th Floor Fort Mill, SC	29715
(Address of principal executive offices)	(Zip code)

(803) 650-4600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SHOE	The Nasdaq Stock Market LLC

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

Number of Shares of Common Stock, par value $0.01 per share, outstanding at September 4, 2026 was 27,183,815.

SHOE STATION GROUP, INC.

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q for the period ended August 1, 2026 (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, such as those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” which statements involve a number of risks and uncertainties. These forward-looking statements necessarily depend upon assumptions, estimates, data and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, any forward-looking statements included in this Quarterly Report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as “believes,” “expects,” “aims,” “on track,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or the negative of any of these terms, or comparable terminology, or by discussions of strategy, plans or intentions. A number of factors could cause our actual results, performance, achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to:

•
our ability to achieve expected operating results and sales growth from our current multi-banner strategy, expected inventory management, store growth, and cost savings;
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
•
the impact of our organizational documents and Indiana law on potential acquisition bids for us; and
•
other factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2026, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the factors that may impact our forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements upon information available to us as of the date of this Quarterly Report and on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Certain Definitions

References to “we,” “us,” “our,” and the “Company” in this Quarterly Report refer to Shoe Station Group, Inc. and its subsidiaries. References to “Shoe Station” and “Shoe Carnival” in this Quarterly Report are to the individual store banners, not to our entire Company. References to the “SEC” refer to the United States Securities and Exchange Commission.

SHOE STATION GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHOE STATION GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except share data)	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Current Assets:
Cash and cash equivalents	$118,012	$117,091	$78,719
Marketable securities	13,630	13,636	13,198
Accounts receivable	6,267	6,370	8,457
Merchandise inventories	426,623	439,638	449,005
Other	26,178	19,402	24,689
Total Current Assets	590,710	596,137	574,068
Property and equipment – net	173,265	185,610	181,324
Operating lease right-of-use assets	334,247	349,582	338,950
Intangible assets	40,900	40,923	40,945
Goodwill	18,018	18,018	18,018
Other noncurrent assets	10,481	11,473	11,948
Total Assets	$1,167,621	$1,201,743	$1,165,253

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$72,222	$79,170	$68,662
Accrued and other liabilities	23,026	21,199	29,912
Current portion of operating lease liabilities	50,910	58,057	57,889
Total Current Liabilities	146,158	158,426	156,463
Long-term portion of operating lease liabilities	303,692	313,368	303,689
Deferred income taxes	26,832	26,879	23,295
Deferred compensation	13,079	12,114	10,243
Other	1,067	1,290	873
Total Liabilities	490,828	512,077	494,563

Shareholders’ Equity:
Common stock, $0.01 par value, 50,000,000 shares authorized and 41,049,190 shares issued in each period, respectively	410	410	410
Additional paid-in capital	93,418	93,129	89,462
Retained earnings	799,921	808,807	793,517
Treasury stock, at cost, 13,865,375 shares, 13,674,916 shares and 13,676,368 shares, respectively	(216,956)	(212,680)	(212,699)
Total Shareholders’ Equity	676,793	689,666	670,690
Total Liabilities and Shareholders’ Equity	$1,167,621	$1,201,743	$1,165,253

See notes to Condensed Consolidated Financial Statements.

SHOE STATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Net sales	$284,309	$306,388	$555,039	$584,103
Cost of sales (including buying, distribution and occupancy costs)	193,698	187,580	374,327	369,518
Gross profit	90,611	118,808	180,712	214,585
Selling, general and administrative expenses	82,996	93,580	179,134	177,392
Operating income	7,615	25,228	1,578	37,193
Interest income	(1,011)	(782)	(2,073)	(1,885)
Interest expense	90	77	175	155
Income before income taxes	8,536	25,933	3,476	38,923
Income tax expense	2,277	6,708	2,845	10,355
Net income	$6,259	$19,225	$631	$28,568
Net income per share:
Basic	$0.23	$0.70	$0.02	$1.05
Diluted	$0.23	$0.70	$0.02	$1.04
Weighted average shares:
Basic	27,155	27,339	27,271	27,286
Diluted	27,315	27,455	27,480	27,470

See notes to Condensed Consolidated Financial Statements.

SHOE STATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

	Thirteen Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at May 2, 2026	41,049	(13,898)	$410	$92,082	$798,371	$(217,463)	$673,400
Dividends declared ($0.17 per share)					(4,709)		(4,709)
Employee stock purchase plan purchases		4		(12)		64	52
Stock-based compensation awards		30		(470)		470	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(1)				(27)	(27)
Stock-based compensation expense				1,818			1,818
Net income					6,259		6,259
Balance at August 1, 2026	41,049	(13,865)	$410	$93,418	$799,921	$(216,956)	$676,793

Balance at May 3, 2025	41,049	(13,713)	$410	$87,921	$778,517	$(213,267)	$653,581
Dividends declared ($0.15 per share)					(4,225)		(4,225)
Employee stock purchase plan purchases		3		1		48	49
Stock-based compensation awards		36		(560)		560	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(2)				(40)	(40)
Stock-based compensation expense				2,100			2,100
Net income					19,225		19,225
Balance at August 2, 2025	41,049	(13,676)	$410	$89,462	$793,517	$(212,699)	$670,690

	Twenty-six Weeks Ended
	Common Stock			Additional Paid-In	Retained	Treasury
(In thousands, except per share data)	Issued	Treasury	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2026	41,049	(13,675)	$410	$93,129	$808,807	$(212,680)	$689,666
Dividends declared ($0.34 per share)					(9,517)		(9,517)
Employee stock purchase plan purchases		8		(20)		118	98
Stock-based compensation awards		313		(4,882)		4,882	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(121)				(2,274)	(2,274)
Purchase of common stock for treasury		(390)				(7,002)	(7,002)
Stock-based compensation expense				5,191			5,191
Net income					631		631
Balance at August 1, 2026	41,049	(13,865)	$410	$93,418	$799,921	$(216,956)	$676,793

Balance at February 1, 2025	41,049	(13,875)	$410	$90,371	$773,353	$(215,138)	$648,996
Dividends declared ($0.30 per share)					(8,404)		(8,404)
Employee stock purchase plan purchases		6		9		88	97
Stock-based compensation awards		294		(4,564)		4,564	0
Shares surrendered by employees to pay taxes on stock-based compensation awards		(101)				(2,213)	(2,213)
Stock-based compensation expense				3,646			3,646
Net income					28,568		28,568
Balance at August 2, 2025	41,049	(13,676)	$410	$89,462	$793,517	$(212,699)	$670,690

See notes to Condensed Consolidated Financial Statements.

SHOE STATION GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Cash Flows From Operating Activities
Net income	$631	$28,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,444	16,760
Stock-based compensation	5,191	3,646
Loss on retirement and impairment of assets, net	9,008	1,097
Deferred income taxes	(47)	4,416
Non-cash operating lease expense	26,385	30,660
Other	237	240
Changes in operating assets and liabilities:
Accounts receivable	102	560
Merchandise inventories	13,015	(63,400)
Operating leases	(27,871)	(32,473)
Accounts payable and accrued liabilities	(1,966)	22,508
Other	(7,997)	(8,960)
Net cash provided by operating activities	34,132	3,622
Cash Flows From Investing Activities
Purchases of property and equipment	(14,954)	(24,408)
Investments in marketable securities	(38)	(1,498)
Sales of marketable securities	600	2,970
Net cash used in investing activities	(14,392)	(22,936)
Cash Flows From Financing Activities
Proceeds from issuance of stock	98	97
Dividends paid	(9,633)	(8,531)
Purchase of common stock for treasury	(7,002)	0
Shares surrendered by employees to pay taxes on stock-based compensation awards	(2,274)	(2,213)
Other	(8)	0
Net cash used in financing activities	(18,819)	(10,647)
Net increase (decrease) in cash and cash equivalents	921	(29,961)
Cash and cash equivalents at beginning of period	117,091	108,680
Cash and cash equivalents at end of period	$118,012	$78,719
Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$351	$1,898
Dividends declared but not yet paid	$578	$500

See notes to Condensed Consolidated Financial Statements.

SHOE STATION GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Shoe Station Group, Inc. (formerly known as Shoe Carnival, Inc.) and its wholly-owned subsidiaries Rogan Shoes, Incorporated (“Rogan’s”), SCHC, Inc. and Shoe Carnival Ventures, LLC, and SCLC, Inc., a wholly-owned subsidiary of SCHC, Inc. (collectively referred to as “we”, “our”, “us” or the “Company”). All intercompany accounts and transactions have been eliminated. We are one of the nation’s largest omnichannel family footwear retailers, selling footwear and related products through our retail stores located in 35 states within the continental United States and in Puerto Rico, as well as through our e-commerce sales channel.

On November 13, 2025, we announced that our Board of Directors (or “Board”) unanimously approved changing our corporate name to Shoe Station Group, Inc., which received shareholder approval at our Annual Meeting of Shareholders on June 10, 2026. The name change was effective June 12, 2026. In connection with the name change, the Company's common stock began trading on The Nasdaq Stock Market LLC under the symbol SHOE.

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

In connection with the CEO transition, payments to Mr. Worden and other related costs incurred, net of accruals for incentive and stock-based compensation as of January 31, 2026, resulted in a charge of $5.3 million during the thirteen weeks ended May 2, 2026. The tax deductibility of the payments made to Mr. Worden was limited by the Internal Revenue Code and increased our income tax expense by approximately $1.6 million. The impact of the payments made to Mr. Worden on our Diluted Net Loss per Share during the thirteen weeks ended May 2, 2026 was $0.20.

Following this CEO transition, we undertook a review of our previously announced rebanner program, under which we were converting Shoe Carnival locations into Shoe Station locations, as well as our broader strategic direction. We completed our review during the thirteen weeks ended May 2, 2026. Decisions regarding our strategic direction resulted in store-level long-lived asset impairments, other Property and Equipment write-offs and other charges totaling approximately $8.3 million, or $0.23 per diluted share during the thirteen weeks ended May 2, 2026.

When combined with the CEO transition costs, these charges increased our Selling, General and Administrative Expenses (“SG&A”) during the twenty-six weeks ended August 1, 2026 by $13.6 million and decreased our Net Income and Diluted Net Income per Share by $11.9 million and $0.43, respectively. No additional charges related to the CEO transition and strategic review were incurred during the thirteen weeks ended August 1, 2026.

Note 3 - Net Income Per Share

The following table sets forth the computation of Basic and Diluted Net Income per Share as shown on the face of the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	August 1, 2026			August 2, 2025
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$6,259	27,155	$0.23	$19,225	27,339	$0.70
Diluted Net Income per Share:
Net income	$6,259			$19,225
Conversion of stock-based compensation arrangements	0	160		0	116
Net income available for diluted common shares and diluted net income per share	$6,259	27,315	$0.23	$19,225	27,455	$0.70

	Twenty-six Weeks Ended
	August 1, 2026			August 2, 2025
		(In thousands, except per share data)
Basic Net Income per Share:	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for basic common shares and basic net income per share	$631	27,271	$0.02	$28,568	27,286	$1.05
Diluted Net Income per Share:
Net income	$631			$28,568
Conversion of stock-based compensation arrangements	0	209		0	184
Net income available for diluted common shares and diluted net income per share	$631	27,480	$0.02	$28,568	27,470	$1.04

The computation of Basic Net Income per Share is based on the weighted average number of common shares outstanding during the period. The computation of Diluted Net Income per Share is based on the weighted average number of shares outstanding plus the dilutive incremental shares that would be outstanding assuming the vesting of stock-based compensation arrangements involving restricted stock, restricted stock units and performance stock units. During the thirteen and twenty-six weeks ended August 1, 2026, approximately 227,000 and 168,000 of unvested stock-based awards, respectively, were excluded from the computation because the impact would have been anti-dilutive. During the thirteen and twenty-six weeks ended August 2, 2025, approximately 10,000 unvested stock-based awards were excluded from the computation of Diluted Net Income per Share because the impact would have been anti-dilutive.

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

Note 5 - Fair Value Measurements

Financial Instruments

The following table presents financial instruments that are measured at fair value on a recurring basis at August 1, 2026, January 31, 2026 and August 2, 2025:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 1, 2026
Cash equivalents - money market mutual funds	$92,128	$0	$0	$92,128
Marketable securities - mutual funds that fund deferred compensation	13,630	0	0	13,630
Total	$105,758	$0	$0	$105,758
As of January 31, 2026
Cash equivalents - money market mutual funds	$109,149	$0	$0	$109,149
Marketable securities - mutual funds that fund deferred compensation	13,636	0	0	13,636
Total	$122,785	$0	$0	$122,785
As of August 2, 2025
Cash equivalents - money market mutual funds	$53,882	$0	$0	$53,882
Marketable securities - mutual funds that fund deferred compensation	13,198	0	0	13,198
Total	$67,080	$0	$0	$67,080

We invest in publicly traded mutual funds with readily determinable fair values. These Marketable Securities are designed to mitigate volatility in our Consolidated Statements of Income associated with our non-qualified deferred compensation plan. As of August 1, 2026, these Marketable Securities were principally invested in equity-based mutual funds, consistent with the allocation in our deferred compensation plan. To the extent there is a variation in invested funds compared to the total non-qualified deferred compensation plan liability, such fund variance is managed through a stable value mutual fund. We classify these Marketable Securities as current assets because we have the ability to convert the securities into cash at our discretion and these Marketable Securities are not held in a rabbi trust. Changes in these Marketable Securities and deferred compensation plan liabilities are charged to SG&A.

Contingent Consideration

The following table presents liabilities that are measured at fair value on a recurring basis at August 1, 2026, January 31, 2026 and August 2, 2025:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total
As of August 1, 2026
Contingent consideration	$0	$0	$468	$468
Total	$0	$0	$468	$468
As of January 31, 2026
Contingent consideration	$0	$0	$451	$451
Total	$0	$0	$451	$451
As of August 2, 2025
Contingent consideration	$0	$0	$406	$406
Total	$0	$0	$406	$406

Deferred Compensation Plan Liabilities and Related Marketable Securities

The following tables present the balances and activity of the Company’s deferred compensation plan liabilities and related Marketable Securities:

(In thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Deferred compensation plan current liabilities	$321	$1,235	$2,510
Deferred compensation plan long-term liabilities	13,079	12,114	10,243
Total deferred compensation plan liabilities	$13,400	$13,349	$12,753
Marketable securities - mutual funds that fund deferred compensation	$13,630	$13,636	$13,198

(In thousands)	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Deferred compensation liabilities
Employer contributions, net	$66	$65	$177	$179
Investment earnings	378	724	598	288
Marketable Securities
Mark-to-market gains (1)	(383)	(891)	(594)	(286)
Net deferred compensation expense (income)	$61	$(102)	$181	$181

(1) Included in the mark-to-market activity related to equity securities still held at quarter-end, we recognized unrealized gains of $350,000 and $903,000 for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and unrealized gains of $466,000 and $809,000 for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

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

In the normal course of business, we recorded $396,000 of impairment charges on four stores during the thirteen weeks ended August 1, 2026. No impairment charges were recorded during the thirteen weeks ended August 2, 2025.

As described in Note 2 - “CEO Transition and Related Strategic Review”, we recorded $8.3 million in long-lived asset impairment charges, other Property and Equipment write-offs and other charges in our SG&A during the thirteen weeks ended May 2, 2026. Of those charges, $6.3 million were associated with long-lived asset impairments at seven stores. Thus, during the twenty-six weeks ended

August 1, 2026, we recorded impairment charges of $6.7 million on 11 stores. No impairment charges were recorded during the twenty-six weeks ended August 2, 2025.

No impairments of Operating Lease Right-of-Use Assets were recorded in any of these periods.

Note 6 - Stock-Based Compensation

Stock-based compensation includes share-settled awards issued pursuant to the Shoe Station Group, Inc. Amended and Restated 2017 Equity Incentive Plan in the form of restricted stock units, performance stock units, and restricted and other stock awards. Additionally, we recognize stock-based compensation expense for the discount on shares sold to employees through our Employee Stock Purchase Plan and for cash-settled stock appreciation rights. For the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, stock-based compensation expense was comprised of the following:

(In thousands)	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Share-settled equity awards	$1,809	$2,091	$5,173	$3,629
Employee Stock Purchase Plan	9	9	18	17
Total stock-based compensation expense	$1,818	$2,100	$5,191	$3,646
Income tax benefit at statutory rates	$442	$511	$1,262	$887
Additional income tax (shortfall) on vesting of share-settled awards	$0	$(14)	$(541)	$(469)

As of August 1, 2026, approximately $9.0 million of unrecognized compensation expense remained related to our share-settled equity awards. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Settled Equity Awards

The following table summarizes transactions for our restricted stock units and performance stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 31, 2026	796,409	$25.67
Granted	531,796	20.16
Vested	(283,448)	27.86
Forfeited	(83,603)	21.67
Outstanding at August 1, 2026	961,154	$22.32

The total fair value at grant date of restricted stock units and performance stock units that vested during the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $7.9 million and $7.5 million, respectively. The weighted-average grant date fair value of restricted stock units and performance stock units granted during the twenty-six weeks ended August 2, 2025 was $21.64.

The following table summarizes transactions for our restricted stock and other stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 31, 2026	0	$0.00
Granted	30,035	16.65
Vested	(6,007)	16.65
Forfeited	0	0.00
Outstanding at August 1, 2026	24,028	$16.65

The total fair value at grant date of restricted stock and other stock awards that vested during the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $100,000 and $100,000, respectively. The weighted-average grant date fair value of restricted stock awards granted during the twenty-six weeks ended August 2, 2025 was $18.85.

Note 7 – Revenue

Disaggregation of Net Sales by Product Category

Net Sales and percentage of Net Sales, disaggregated by product category, for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

(In thousands)	Thirteen Weeks Ended August 1, 2026		Thirteen Weeks Ended August 2, 2025
Non-Athletics:
Women’s	$64,267	23%	$74,254	24%
Men’s	46,727	17	54,837	18
Children’s	20,501	7	20,047	7
Total	131,495	47	149,138	49

Athletics:
Women’s	46,711	16	47,827	16
Men’s	58,803	21	54,874	18
Children’s	31,777	11	37,739	12
Total	137,291	48	140,440	46

Accessories	14,178	5	15,950	5

Other	1,345	0	860	0

Total	$284,309	100%	$306,388	100%

(In thousands)	Twenty-six Weeks Ended August 1, 2026		Twenty-six Weeks Ended August 2, 2025
Non-Athletics:
Women’s	$127,702	23%	$141,392	24%
Men’s	90,924	17	103,959	18
Children’s	40,650	7	39,166	7
Total	259,276	47	284,517	49

Athletics:
Women’s	93,652	17	95,524	16
Men’s	113,055	20	104,975	18
Children’s	59,520	11	67,671	12
Total	266,227	48	268,170	46

Accessories	26,934	5	29,307	5

Other	2,602	0	2,109	0

Total	$555,039	100%	$584,103	100%

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

We accept various forms of payment from customers at the point of sale typical for an omnichannel retailer. Payments made for products are generally collected when control passes to the customer, either at the point of sale or at the time the customer order is shipped. For Shoes 2U transactions, customers may order the product at the point of sale. For these transactions, customers pay in advance and unearned revenue is recorded as a contract liability in Accrued and Other Liabilities. We recognize the related revenue when control has been transferred to the customer (i.e., when the product is picked up by the customer or shipped to the customer). Unearned revenue related to Shoes 2U was not material to our consolidated financial statements at August 1, 2026, January 31, 2026 or August 2, 2025.

Returns and Refunds

We have established an allowance based upon historical experience in order to estimate return and refund transactions. This allowance is recorded as a reduction in sales with a corresponding refund liability recorded in Accrued and Other Liabilities. The estimated cost of Merchandise Inventories is recorded as a reduction to Cost of Sales and an increase in Merchandise Inventories. Approximately $1.1 million of refund liabilities and $545,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, as of August 1, 2026 and January 31, 2026. Approximately $1.1 million of refund liabilities and $726,000 of right of return assets associated with estimated product returns were recorded in Accrued and Other Liabilities and Merchandise Inventories, respectively, at August 2, 2025.

Contract Liabilities

The issuance of a gift card is recorded as an increase to contract liabilities and a decrease to contract liabilities when a customer redeems a gift card. Estimated breakage is determined based on historical breakage percentages and recognized as revenue based on expected gift card usage. We do not record breakage revenue when escheat liability to relevant jurisdictions exists. At August 1, 2026, January 31, 2026 and August 2, 2025, approximately $1.8 million, $2.0 million and $2.0 million of contract liabilities associated with unredeemed gift cards were recorded in Accrued and Other Liabilities, respectively. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions within two years. Breakage revenue associated with our gift cards recognized in Net Sales was not material to any of the periods presented.

Our Shoe Perks rewards program allows customers to accrue points and provides customers with the opportunity to earn rewards. Points under Shoe Perks are earned primarily by making purchases through any of our omnichannel points of sale. Once a certain threshold of accumulated points is reached, the customer earns a reward certificate, which is redeemable through any of our sales channels.

When a Shoe Perks customer makes a purchase, we allocate the transaction price between the goods purchased and the loyalty reward points earned based on the relative standalone selling price. The portion allocated to the points program is recorded as a contract liability for rewards that are expected to be redeemed. We then recognize revenue based on an estimate of when customers redeem rewards, which incorporates an estimate of points expected to expire using historical rates. During the thirteen and twenty-six weeks ended August 1, 2026, approximately $1.1 million and $2.1 million, respectively, of loyalty rewards were recognized in Net Sales. During the thirteen and twenty-six weeks ended August 2, 2025, approximately $988,000 and $1.9 million, respectively, of loyalty rewards were recognized in Net Sales. At August 1, 2026, January 31, 2026 and August 2, 2025, approximately $768,000, $627,000 and $728,000, respectively, of contract liabilities associated with loyalty rewards were recorded in Accrued and Other Liabilities. We expect the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions in less than one year.

Note 8 – Segment Reporting

Shoe Station Group, Inc. sells footwear and related merchandise for the family across our retail banners and sales channels. With respect to our omnichannel strategy, our e-commerce sales channel is integrated with our Shoe Carnival and Shoe Station physical store locations across 35 states and Puerto Rico and is fundamentally inseparable in how we serve our target customers.

Our chief operating decision maker (“CODM”) is our Interim President and Chief Executive Officer. The CODM assesses the performance of our single reportable segment and decides how to allocate resources based on Net Income that is also reported on the income statement as our consolidated Net Income. The CODM uses Net Income to evaluate performance in deciding whether to reinvest profits, facilitate acquisitions or return funds to shareholders through dividends or share repurchases. Net Income is used to monitor budget versus actual results and in competitive analysis by benchmarking to our peers and competitors. The benchmarking analysis and the monitoring of budgeted versus actual results are used in assessing our performance and in establishing management’s compensation.

We have concluded that, on the basis of the principles in FASB Topic 280 “Segment Reporting”, the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results. Therefore, such information is not provided. Operating financial results of our segment for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

(In thousands)	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Net sales	$284,309	$306,388	$555,039	$584,103
Less:
Merchandise & delivery costs(1)	170,691	164,824	327,984	323,668
Store occupancy costs	23,007	22,756	46,343	45,850
Store expenses(2)	39,856	42,253	77,522	81,738
E-commerce expenses(3)	3,926	3,751	7,824	8,108
Advertising	14,756	18,427	26,225	29,527
Store depreciation and other selling expenses(4)	11,483	10,925	22,669	21,571
General and administrative expenses(5)	12,975	18,224	31,289	36,448
CEO transition and strategic review(6)	0	0	13,605	0
Interest income	(1,011)	(782)	(2,073)	(1,885)
Interest expense	90	77	175	155
Income tax expense	2,277	6,708	2,845	10,355
Net income	$6,259	$19,225	$631	$28,568

(1)
Merchandise & delivery costs include the cost of merchandise and other buying and distribution costs.
(2)
Store expenses include selling expenses generally controlled operationally at the store level, such as store level payroll.
(3)
E-commerce expenses include primarily website maintenance costs and other selling expenses.
(4)
Other selling expenses include store-related health care, other insurance, licensing/tax costs and Property and Equipment write-offs and impairments.
(5)
General and administrative expenses include departmental and corporate expenses, including incentive and share-based compensation.
(6)
See Note 2 - “CEO Transition and Related Strategic Review”

Note 9 – Leases

We lease all of our physical stores, our Evansville, Indiana distribution center, our Fort Mill, South Carolina corporate headquarters and other warehousing space. We also enter into leases of equipment and other assets. Substantially all of our leases are operating leases, however, we also have certain assets subject to finance leases. The finance lease assets and related current liabilities and noncurrent liabilities were recorded in Other Noncurrent Assets, Accrued and Other Liabilities and Other long-term liabilities, respectively. Leases with terms of twelve months or less are immaterial and are expensed as incurred, and we did not have any leases with related parties or any sublease arrangements with any related party or third party as of August 1, 2026, January 31, 2026 or August 2, 2025.

Lease costs, including other related occupancy costs, reported in our Condensed Consolidated Statements of Income were as follows for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

(In thousands)	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Operating lease cost	$17,633	$17,787	$35,588	$35,678
Variable lease cost
Occupancy costs	5,874	5,653	11,495	11,539
Percentage rent and other variable lease costs	261	176	759	448
Finance lease cost
Amortization of leased assets	18	8	36	16
Interest on lease liabilities	5	3	11	5
Total	$23,791	$23,627	$47,889	$47,686

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist the reader in better understanding and evaluating our financial condition and results of operations. We encourage you to read this in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in PART I, ITEM 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 as filed with the SEC. This section of this Quarterly Report generally discusses our results for second quarter 2026 and second quarter 2025 as well as year-to-date results for, and comparisons between, the two periods.

As referred to herein, second quarter 2026 is the thirteen weeks ended August 1, 2026, first quarter 2026 is the thirteen weeks ended May 2, 2026 and second quarter 2025 is the thirteen weeks ended August 2, 2025. Also as referred to herein, year-to-date 2026 is the twenty-six weeks ended August 1, 2026 and year-to-date 2025 is the twenty-six weeks ended August 2, 2025. Fiscal 2026 is the fiscal year ending January 30, 2027.

Overview of Our Business

Shoe Station Group, Inc. (formerly known as Shoe Carnival, Inc.) is one of the nation’s largest omnichannel sellers of footwear for the family, and our goal is to be the leading family footwear retailer in the United States. Our product assortment, whether shopping in a physical store or through our e-commerce sales channel, is primarily branded footwear and includes dress and casual shoes, sandals, boots, work shoes, and a wide assortment of athletic shoes. We carry shoes in two general categories – athletics and non-athletics with subcategories for men’s, women’s and children’s and we also carry certain accessories. In addition to our physical stores, through our e-commerce sales channel, customers can purchase the same assortment of merchandise in all categories of footwear with expanded options in certain instances. We operate under two banners: Shoe Carnival and Shoe Station. As of August 1, 2026, we operated 422 stores across 35 states and Puerto Rico, consisting of 165 Shoe Station locations and 257 Shoe Carnival locations.

On November 13, 2025, we announced that our Board unanimously approved changing our corporate name to Shoe Station Group, Inc., which received shareholder approval at our Annual Meeting of Shareholders on June 10, 2026. The name change was effective June 12, 2026. In connection with the name change, our common stock began trading on The Nasdaq Stock Market LLC under the symbol SHOE.

Shoe Carnival

Our Shoe Carnival banner has developed over our 47-year history and is differentiated from our competitors by our distinctive, fun and promotional marketing efforts. Shoe Carnival stores combine competitive pricing with a high-energy in-store environment that encourages customer participation. Unique features of our Shoe Carnival store experience include upbeat music, opportunities for customers to spin our spin-n-win wheel and a mic-person who runs in-store specials. These specials include contests, games and hot deals of the moment to encourage customers to take immediate advantage of our special, in-store pricing. Our Shoe Carnival bannered stores serve families with children through moderate-income brands and a value-oriented selection, with entry-level price points.

Shoe Station

Our Shoe Station banner, which includes stores co-branded as “Shoe Station at Rogan’s” and business-to-business operations branded as “Rogan’s Work”, serves a broader base of footwear customers. Our Shoe Station concept targets a more affluent footwear customer than our Shoe Carnival banner and has a strong track record of capitalizing on emerging footwear fashion trends and introducing new brands that meet the needs of the target customer. Shoe Station serves this demographic through a differentiated assortment of premium brands and an enhanced in-store experience.

CEO Transition and Strategic Review

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

In connection with the CEO transition, payments to Mr. Worden and other related costs incurred, net of accruals for incentive and stock-based compensation as of January 31, 2026, resulted in a charge of $5.3 million in first quarter 2026. The tax deductibility of the payments made to Mr. Worden was limited by the Internal Revenue Code and increased our income tax expense by approximately $1.6 million. The impact of these payments made to Mr. Worden on our Diluted Net Loss per Share during first quarter 2026 was $0.20.

Following the CEO transition described above, we undertook a review of our previously announced rebanner program as well as our broader strategic direction. We completed our review during first quarter 2026 and determined that:

•
While our corporate name change to Shoe Station Group, Inc. reflects the Board’s conviction that the Shoe Station concept is our primary long-term growth vehicle, we are no longer pursuing a single-banner Shoe Station strategy. The Shoe Carnival and Shoe Station banners will each serve distinct consumer segments, and we believe the Company is best positioned to operate both banners as permanent, independent components of our portfolio.
•
Only a limited number of additional Shoe Carnival locations meet the criteria for conversion to our Shoe Station banner. However, we continue to feel confident about growth opportunities for the Shoe Station banner through new store growth in markets that serve the target customer. No additional rebanners are expected for the remainder of Fiscal 2026.
•
There are underperforming stores within our store fleet that we do not believe have a path to acceptable economics, with or without banner conversion. Four such stores have been closed in year-to-date 2026, and we expect to close eight to 10 additional stores during the third and fourth quarters of Fiscal 2026 and a further six to 10 stores during Fiscal 2027.

These decisions resulted in first quarter 2026 store level long-lived asset impairments, other Property and Equipment write-offs and other charges totaling approximately $8.3 million, or $0.23 per diluted share.

When combined with the CEO transition costs discussed above, these charges increased our Selling, General and Administrative Expenses (“SG&A”) in first quarter 2026 by $13.6 million and increased our Net Loss and Diluted Net Loss per Share by $11.9 million and $0.43, respectively. No additional charges related to the CEO transition and strategic review were recorded in second quarter 2026.

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

Results of Operations Summary Information

	Number of Stores					Store Square Footage
								Comparable
	Beginning			Permanently	End of	Net	End	Stores Net
Quarter Ended	of Period	Opened	Acquired	Closed	Period	Change	of Period	Sales(1)
May 2, 2026	426	0	0	0	426	9,000	4,946,000	(2.1)%
August 1, 2026	426	0	0	4	422	(41,000)	4,905,000	(7.1)%

Year-to-date	426	0	0	4	422	(32,000)	4,905,000	(4.7)%

May 3, 2025	430	1	0	2	429	4,000	4,972,000	(8.1)%
August 2, 2025	429	0	0	1	428	(11,000)	4,961,000	(7.5)%

Year-to-date	430	1	0	3	428	(7,000)	4,961,000	(7.9)%

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

The following table sets forth our results of operations expressed as a percentage of Net Sales for the periods indicated:

	Thirteen Weeks Ended August 1, 2026	Thirteen Weeks Ended August 2, 2025	Twenty-six Weeks Ended August 1, 2026	Twenty-six Weeks Ended August 2, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	68.1	61.2	67.4	63.3
Gross profit	31.9	38.8	32.6	36.7
Selling, general and administrative expenses	29.2	30.6	32.3	30.3
Operating income	2.7	8.2	0.3	6.4
Interest income, net	(0.3)	(0.3)	(0.3)	(0.3)
Income tax expense	0.8	2.2	0.5	1.8
Net income	2.2%	6.3%	0.1%	4.9%

Executive Summary for Second Quarter Ended August 1, 2026

Operating Results

Second quarter 2026 Net Income was $6.3 million, or $0.23 per diluted share compared to Net Income of $19.2 million, or $0.70 per diluted share, reported in second quarter 2025. Diluted Net Income per Share in second quarter 2026 declined $0.47 compared to second quarter 2025 on lower Net Sales and a lower gross profit margin.

Our Net Sales declined 7.2% in second quarter 2026 compared to second quarter 2025, primarily due to a 7.1% decline in comparable store Net Sales, inclusive of a 4% decrease in units sold. For each respective banner:

•
Shoe Carnival Net Sales were $178.5 million, representing 63% of total Net Sales, and declined 6.5%, inclusive of a comparable store Net Sales decline of 6.3%.
•
Shoe Station Net Sales were $105.7 million, representing 37% of total Net Sales, and declined 8.4%, inclusive of a comparable store Net Sales decline of 8.5%.

Net Sales in both banners were impacted by an increasingly promotional footwear marketplace and by assortments not fully aligned with the customers shopping our stores.

Our Gross Profit margin of 31.9% in second quarter 2026 decreased 690 basis points from second quarter 2025. The decrease included a 630 basis point decrease in our merchandise margin, primarily reflecting increased promotional activity, liquidation of aged and excess inventory, and the prior-year benefit from raising prices in advance of tariff-related cost increases. Buying, distribution and occupancy costs decreased gross profit margin 60 basis points primarily due to the deleveraging effect of lower Net Sales.

As a result of our lower Net Sales and lower gross profit margin, our Gross Profit declined to $90.6 million in second quarter 2026 compared to $118.8 million in second quarter 2025.

Our Selling, General and Administrative Expenses (“SG&A”) in second quarter 2026 compared to second quarter 2025 decreased $10.6 million primarily from lower selling costs and performance-based compensation.

Inventory Reductions

Our Merchandise Inventories at the end of second quarter 2026 were $426.6 million, down $22.4 million, or 5.0%, compared to the end of second quarter 2025. We anticipate an aggregate decline in Merchandise Inventories of approximately $50 million by the end of Fiscal 2026 compared to the end of Fiscal 2025. This anticipated decline is the result of continuing to sell through opportunistic pre-tariff and in-demand product purchased in Fiscal 2025 and working through inventory not part of our ongoing assortment. The promotional activity necessary to sell this inventory has reduced, and is expected to continue to reduce, gross profit margin in Fiscal 2026 compared to the 36.6% gross profit margin achieved in Fiscal 2025.

Cash and Cash Flow

The Fiscal 2025 year-end marked the 21st consecutive year where we ended a fiscal year with no debt, fully funding our operations, acquisitions and investments from operating cash flow and cash reserves. Through second quarter 2026, we also funded our operations without incurring any debt and grew our Cash, Cash Equivalents and Marketable Securities by $39.7 million, or 43.2%, compared to the end of second quarter 2025. At the end of second quarter 2026, we had $131.6 million of Cash, Cash Equivalents and Marketable

Securities and $99.0 million of available borrowings under our existing credit facility to fund our growth objectives, including new store openings expected in Fiscal 2027 and strategic acquisitions of other footwear retailers. Cash Flow from Operations increased $30.5 million in year-to-date 2026 compared to year-to-date 2025 with Merchandise Inventory reductions contributing to that increase and Capital Expenditures declined $9.5 million.

During year-to-date 2026, we paid approximately $9.6 million to shareholders through dividends. We have now paid a dividend for 57 consecutive quarters. During year-to-date 2026, we have repurchased $7.0 million under our share repurchase authorization. During second quarter 2026, no shares were repurchased under our share repurchase authorization, and as of August 1, 2026, $43.0 million remained available under such authorization.

Results of Operations for Second Quarter Ended August 1, 2026 Compared to Second Quarter Ended August 2, 2025

Net Sales

Net Sales were $284.3 million during second quarter 2026, a decrease of $22.1 million, or 7.2%, compared to second quarter 2025. The decrease was primarily due to a 7.1% decline in our comparable store Net Sales, inclusive of a 4% decrease in units sold. Comparable store Net Sales declined 6.3% at our Shoe Carnival banner and declined 8.5% at our Shoe Station banner. Net Sales in both banners were impacted by an increasingly promotional footwear marketplace and by assortments not fully aligned with the customers shopping our stores. E-commerce sales were approximately 10% of merchandise sales in second quarter 2026 compared to 8% in second quarter 2025.

Gross Profit

Gross Profit was $90.6 million during second quarter 2026, a decrease of $28.2 million compared to second quarter 2025. Gross profit margin in second quarter 2026 was 31.9%, a decrease of 690 basis points, compared to 38.8% in second quarter 2025. The decrease in gross profit margin resulted from a 630 basis point decrease in merchandise margin. Merchandise margin in second quarter 2025 included a temporary benefit from raising prices in advance of increasing tariff-related costs. In second quarter 2026, merchandise margins were also impacted by increased promotional activity and product liquidation. Buying, distribution and occupancy costs decreased gross profit margin 60 basis points primarily due to the deleveraging effect of lower Net Sales.

Selling, General and Administrative Expenses

SG&A decreased $10.6 million in second quarter 2026 to $83.0 million compared to $93.6 million in second quarter 2025. The decrease was due to lower selling costs, primarily advertising and other rebanner-related expenses, and lower performance-based compensation. As a percent of Net Sales, SG&A for the second quarter was 29.2% compared to 30.6% in second quarter 2025.

Income Taxes

Income tax expense in second quarter 2026 was $2.3 million, $4.4 million lower than second quarter 2025. The lower income tax expense primarily resulted from lower pre-tax income. Our effective tax rate in second quarter 2026 was 26.7% compared to 25.9% in second quarter 2025.

Results of Operations Year-to-Date Through August 1, 2026 Compared to Year-to-Date Through August 2, 2025

Net Sales

Net Sales were $555.0 million during year-to-date 2026, a decrease of $29.1 million, or 5.0%, compared to year-to-date 2025. The decrease was primarily due to a 4.7% decline in our comparable store Net Sales, primarily due to lower sales volume. Our Shoe Carnival banner comparable store Net Sales declined 4.0%, and our Shoe Station banner comparable store Net Sales declined 5.8%. E-commerce sales were approximately 10% of merchandise sales in year-to-date 2026, compared to 9% in year-to-date 2025.

Gross Profit

Gross Profit was $180.7 million during year-to-date 2026, a decrease of $33.9 million compared to year-to-date 2025. Gross profit margin in year-to-date 2026 was 32.6%, a decrease of 410 basis points, compared to 36.7% in year-to-date 2025. The decrease in gross profit margin resulted from a 390 basis point decrease in merchandise margin driven primarily by higher merchandise cost. Buying, distribution and occupancy costs decreased gross profit margin 20 basis points primarily due to the deleveraging effect of lower Net Sales.

Selling, General and Administrative Expenses

SG&A increased $1.7 million in year-to-date 2026 to $179.1 million compared to $177.4 million in year-to-date 2025. The increase was due primarily to $13.6 million in charges recorded in first quarter 2026 related to the CEO transition and related strategic review, partially offset by lower selling costs, primarily advertising and other rebanner-related expenses, and lower performance-based compensation.

Income Taxes

The effective income tax rate for year-to-date 2026 was 81.8% compared to 26.6% for year-to-date 2025. The higher effective tax rate in year-to-date 2026 compared to year-to-date 2025 was impacted by nondeductible CEO severance payments that increased income tax expense by approximately $1.6 million and the impact of other discrete adjustments related to share-settled equity awards. Our provision for income taxes is based on the current estimate of our annual effective tax rate and is adjusted as necessary for quarterly events. We anticipate an effective tax rate for Fiscal 2026 of approximately 37%.

Liquidity and Capital Resources

Our primary sources of liquidity are $131.6 million of Cash, Cash Equivalents and Marketable Securities on hand at the end of second quarter 2026, cash generated from operations and availability under our $100 million Credit Agreement. We believe our resources will be sufficient to fund our cash needs, as they arise, for at least the next 12 months. Our primary uses of cash are normally for our working capital needs, which are principally inventory purchases, investments in our stores and distribution center, lease payments associated with our real estate leases, potential dividend payments, potential share repurchases under our share repurchase program and the financing of other capital projects, including investments in new systems and technology. As part of our growth strategy, we have also pursued, from time to time, strategic acquisitions of other footwear retailers.

Cash Flow - Operating Activities

Net cash generated from operating activities was $34.1 million in year-to-date 2026 compared to $3.6 million in year-to-date 2025. The increase in operating cash flow resulted primarily from decreased inventory purchases, partially offset by lower earnings.

Working capital increased on a year-over-year basis and totaled $444.6 million at August 1, 2026 compared to $417.6 million at August 2, 2025. The increase was primarily attributable to higher Cash and Cash Equivalents, coupled with lower Accrued and Other Liabilities and a lower Current Portion of Operating Lease Liabilities, partially offset by lower Merchandise Inventories. Our current ratio was 4.0 as of August 1, 2026 compared to 3.7 as of August 2, 2025.

Cash Flow – Investing Activities

Our cash outflows for investing activities are normally for capital expenditures. During year-to-date 2026 and 2025, we expended $15.0 million and $24.4 million, respectively, for the purchase of Property and Equipment, primarily related to our stores.

We invest in publicly traded mutual funds designed to mitigate income statement volatility associated with our non-qualified deferred compensation plan. The balance of these Marketable Securities was $13.6 million at August 1, 2026, compared to $13.6 million at January 31, 2026 and $13.2 million at August 2, 2025. Additional information can be found in Note 5 — “Fair Value Measurements” to our Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this Quarterly Report on Form 10-Q.

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

During year-to-date 2026, net cash used in financing activities was $18.8 million compared to $10.6 million during year-to-date 2025. The increase in net cash used in financing activities was primarily due to shares repurchased under our Board of Directors’ authorized share repurchase program and increased dividend payments.

Credit Agreement

On March 23, 2022, we entered into a $100 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is collateralized by our inventory, expires on March 23, 2027, and uses a Secured Overnight Financing Rate (“SOFR”) as quoted by The Federal Reserve Bank of New York as the basis for financing charges. Material covenants associated with the Credit Agreement require that we maintain a minimum net worth of $250 million and a consolidated interest coverage ratio of not less than 3.0 to 1.0. We were in compliance with these covenants as of August 1, 2026. We expect to renew or replace our Credit Agreement in the second half of Fiscal 2026.

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

The Credit Agreement bears interest, at our option, at (1) the agent bank’s base rate plus 0.0% to 1.0% or (2) Adjusted Term SOFR plus 0.9% to 1.9%, depending on our achievement of certain performance criteria. A commitment fee is charged at 0.2% to 0.3% per annum, depending on our achievement of certain performance criteria, on the unused portion of the lenders’ commitment. During year-to-date 2026, we did not borrow or repay funds under the Credit Agreement. Letters of credit outstanding were $1.0 million at August 1, 2026 and our borrowing capacity was $99.0 million.

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

Store Portfolio

We had 422 stores at the end of second quarter 2026. The strategic review of our store portfolio completed in first quarter 2026 confirmed a permanent two-banner operating model. In year-to-date 2026, we rebannered 21 Shoe Carnival stores into Shoe Station stores, 20 of which were completed in second quarter 2026. CRM analysis and store-level trade area analysis identified only a limited number of other stores for future conversion to Shoe Station. No additional rebanners are planned for the third and fourth quarters of 2026. No stores were opened and four stores were permanently closed in year-to-date 2026, of which all four were closed in second quarter 2026.

We expect to close eight to 10 additional underperforming stores during the third and fourth quarters of Fiscal 2026 and six to 10 stores during Fiscal 2027.

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

Capital Expenditures

Capital expenditures for Fiscal 2026 are expected to be between $17 million and $20 million. The resources allocated to projects are subject to near-term changes depending on potential inflationary, supply chain and other macroeconomic impacts. Furthermore, the actual amount of cash required for capital expenditures for store operations depends in part on the number of stores opened, rebannered, relocated and remodeled, and the amount of lease incentives, if any, received from landlords. The number of new store openings and relocations will be dependent upon, among other things, the availability of desirable locations, the negotiation of acceptable lease terms and general economic and business conditions affecting consumer spending.

Dividends and Share Repurchases

On June 10, 2026, the Board of Directors approved the payment of a second quarter cash dividend to our shareholders. The quarterly cash dividend of $0.17 per share was paid on July 20, 2026 to shareholders of record as of the close of business on July 6, 2026. In second quarter 2025, the dividend paid was $0.15 per share. During year-to-date 2026 and 2025, we returned $9.6 million and $8.5 million, respectively, to our shareholders through our quarterly cash dividends. The declaration and payment of any future dividends are at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

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

During year-to-date 2026, we repurchased 390,492 shares of common stock at a total cost of $7.0 million under the 2026 Share Repurchase Program. As of August 1, 2026, we had $43.0 million available for future repurchases. No share repurchases were made during year-to-date 2025.

Our Credit Agreement permits the payment of dividends and repurchase of shares, subject to certain covenants and restrictions. See “Credit Agreement” above and Note 10 - “Debt” to our Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a further discussion of the Credit Agreement, its covenants and restrictions regarding dividends and share repurchases and other matters. The Credit Agreement’s covenants and restrictions did not change during second quarter 2026.

Supreme Court Tariff Ruling

In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed by the United States executive branch under the International Emergency Economic Powers Act (“IEEPA”). The United States executive branch subsequently instituted additional tariffs under other laws. These actions have resulted in considerable uncertainty regarding the scope and duration of current and potential tariffs and the impact this uncertainty may have on us, including availability and timing of refunds of tariffs paid under IEEPA. We continue to monitor and evaluate tariff policy and assess the potential impact on our business, financial condition, and results of operations. At this time, we cannot reasonably estimate the total financial impact of these events; however, these actions, and any additional tariffs imposed, may materially affect our future results of operations and cash flows. We submitted initial refund claims in July 2026 and expect to file additional claims in the second half of Fiscal 2026. We will record any refunds when collected. We expect refunds for these initial claims and expected future claims to approximate $1.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in that the interest payable under the Credit Agreement is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. We had no borrowings outstanding during year-to-date 2026.

ITEM 4. CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 1, 2026, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs (2)
May 3, 2026 to May 30, 2026	0	$0.00	0	$42,998,382
May 31, 2026 to July 4, 2026	1,600	$16.65	0	$42,998,382
July 5, 2026 to August 1, 2026	0	$0.00	0	$42,998,382
	1,600		0

(1)
We withheld 1,600 shares in connection with employee payroll tax withholding upon the vesting of stock-based compensation awards that were settled in shares.
(2)
On December 10, 2025, our Board of Directors authorized the 2026 Share Repurchase Program for up to $50.0 million of our outstanding common stock, effective January 1, 2026 and expiring on December 31, 2026.

ITEM 5. OTHER INFORMATION

During second quarter 2026, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC’s rules.

On September 3, 2026, the employment of Patrick C. Edwards, the Company’s Senior Vice President, Controller and Treasurer, was terminated. Although Mr. Edwards was not an executive officer of the Company, he was a named executive officer in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2026.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference To
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
3-A	Amended and Restated Articles of Incorporation of Registrant	8-K	3-A	06/11/2026
3-B	By-laws of Registrant, as amended to date	8-K	3-B	06/11/2026
10.1+	Shoe Station Group, Inc. Amended and Restated 2017 Equity Incentive Plan, as amended				X
10.2+	Shoe Station Group, Inc. Amended and Restated Executive Incentive Plan, as amended				X
10.3+	Employee Stock Purchase Plan of Registrant, as amended				X
19	Shoe Station Group, Inc. Insider Trading Policy				X
31.1	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+ Indicates the exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Shoe Station Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SHOE STATION GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2026	SHOE STATION GROUP, INC.

By: /s/ W. Kerry Jackson W. Kerry Jackson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)